Form 10KSB
period 1996-12-31
SUSSEX BANCORP
filed 1997-03-28
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996
                                                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission file number 0-29030

                                 Sussex Bancorp
          (Name of small business issuer as specified in its charter)

          New Jersey                               22-3475473
(State or other jurisdiction                     (I.R.S. employer
of incorporation or organization)                identification no.)

399 Route 23, Franklin, NJ                             07416
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code (201) 827-2914

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

                                (Title of class)

         Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1997, was $9,239,220.

         The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 1997, was 675,797.

         For the fiscal year ended December 31, 1996, the Issuer had total revenues of $522,000.

                               DOCUMENTS INCORPORATED BY REFERENCE


                           10-KSB Item                   Document Incorporated
                           -----------                   ---------------------
Item 6.               Management's Discussion           Registrant's Annual Report
                      and Analysis or Plan of           to Shareholders, under the
                      Operation                         caption "Management's
                                                        Discussion and Analysis of
                                                        Financial Condition and
                                                        Results of Operation"

Item 7.               Financial Statements              Registrant's Annual Report
                                                        to Shareholders under the
                                                        caption "Consolidated
                                                        Financial Statements"

Item 9.               Directors and Executive           Proxy Statement for 1997
                      Officers of the                   Annual Meeting of
                      Company; Compliance               Shareholders to be filed
                      with Section 16(a) of             no later than April 29,
                      the Exchange Act                  1997

Item 10.              Executive Compensation            Proxy Statement for 1997
                                                        Annual Meeting of
                                                        Shareholders to be filed
                                                        not later than April 29,
                                                        1997

Item 11.              Security Ownership of             Proxy Statement for 1997
                      Certain Beneficial                Annual Meeting of
                      Owners and Management             Shareholders to be filed
                                                        no later than April 29,
                                                        1997

Item 12.              Certain Relationships             Proxy Statement for 1997
                      and Related                       Annual Meeting of
                      Transactions                      Shareholders to be filed
                                                        no later than April 29,
                                                        1997

                                     PART I

Item 1.  Description of Business


General

         Sussex Bancorp (the "Company" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January, 1996 to serve as a holding company for The Sussex County State Bank (the "Bank"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended, (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on November 20, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Company for each outstanding share of the common stock of the Bank, $2.50 per share par value ("Bank Common Stock"). The only significant asset of the Company is its investment in the Bank. The Company's main office is located at 399 Route 23, Franklin, Sussex County, New Jersey 07416.

         The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The Bank operates from its main office at 399 Route 23, Franklin, New Jersey 07416, and its six branch offices located at Church Street, Vernon, New Jersey; Clove Road, Montague, New Jersey; Woodport Road, Sparta, New Jersey; Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; and Route 206, Andover, New Jersey.

         The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Company are located at 399 Route 23, Franklin, New Jersey 07416, and the telephone number is (201) 827-2404.

Business of the Company

         The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The
Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in Sussex, County, New Jersey trade area of service by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

Service Area

         The Company's service area primarily consists of the Sussex County, New Jersey market, although the Company makes loans throughout New Jersey. The Company operates its main office in Franklin, New Jersey and six branch offices in Vernon, Montague, Sparta, Wantage, Newton and Andover, New Jersey.

Competition

         The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Company's service area. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer.

         Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through managements' knowledge and awareness of the Company's service area, customers and business.

Employees

         At December 31, 1996, the Company employed 61 full-time employees and 12 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Regulation

         General. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "BHCA"), the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

         The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti- competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

         Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         Capital Adequacy Guidelines for Bank Holding Companies. The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non-bank activity involving significant leverage; or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio of total capital at risk- weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital," may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighing. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing. Short term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancelable commitments have a 0% risk-weighing.

         In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Bank Regulation

         As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

         Insurance of Deposits. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") effected a major restructuring of the federal regulatory framework applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund. In compliance with this mandate, FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment date ranges from 0 to 31 basis points of assessed deposits, with those institutions at the low end of the assessment schedule paying only a statutory mandated $2,000 premium.

         Dividend Rights. Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

         Recent Regulatory Enactments. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the Savings Association Insurance Fund of the FDIC (the "SAIF") by charging all SAIF member institutions a one-time special assessment. The Deposit Act will lead to equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and will also separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, BIF-insured institutions like the Bank will, for the first time, be required to pay a portion of the obligations owed under the FICO bonds. SAIF institutions will be required to pay 6.4 basis points on assessed deposits while BIF institutions will only be required to pay 1.3 basis points on assessed deposits. This disparity will stay in effect until such time as the Federal thrift and commercial bank charters are merged and the deposit insurance funds are thereafter merged. Under the Deposit Act, this may occur by January 1, 1999. At that time, all federally insured institutions should have the same total FDIC assessment.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that, commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey- based bank holding companies.

The second major provision of the Interstate Act permits, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States may, by legislation passed before June 1, 1997, opt out of the interstate bank merger provisions of the Interstate Act. In addition, states may elect to opt in and allow interstate bank mergers prior to June 1, 1997.

A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching.

In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation does not permit interstate de novo branches. This legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

Item 2.  Description of Property

         The Company conducts its business through its main office located at 369 Route 23, Franklin, New Jersey, and its six branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1996.

                                       Leased                     Date of Lease
Location                              or Owned                     Expiration
--------                              --------                     ----------
399 Route 23                            Owned                          N/A
Franklin, NJ

Church Street                           Owned                          N/A
Vernon, NJ

Clove Road                             Leased                      April, 2002
Montague, NJ

Woodport Road                          Leased                    September, 1998
Sparta, NJ

Route 23                                Owned                          N/A
Wantage, NJ

15 Trinity Street                       Owned                          N/A
Newton, NJ

Route 206                               Owned                          N/A
Andover, NJ

Item 3.  Legal Proceedings

        The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

        There is currently no established pubic market for the Common Stock. The Common Stock is not currently traded on any recognized exchange or trading market. As of December 31, 1996, there were approximately 709 holders of record of Common Stock.

        The Company may pay dividends as declared from time to time by the Company's Board of Directors out of funds legally available therefor, subject to certain restrictions. Since dividends from the Bank will be the Company's sole source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Company's ability to pay dividends. Under the Banking Act, no cash dividend may be paid by the Bank unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends in such amounts as would reduce its capital below the regulatorily imposed minimums.

         During fiscal 1996, the Company paid quarterly cash dividends of $0.11, $0.12, $0.13 and $0.36 per share for an annual dividend payout ratio of 46%. During fiscal 1995, the Company paid quarterly cash dividends of $0.10, $0.11, $0.12 and $0.13 per share, an annual dividend payout ratio of 59%. In addition, the Company was declared and paid a 3% Common Stock dividend during 1996. All amounts stated before giving effect to the March 19, 1997 2% stock dividend.

Item 6.  Management's Discussion and Analysis or Plan of Operation

        The information  required by this item is incorporated by reference from
the  Registrant's   1997  Annual  Report  to  Shareholders   under  the  caption
"Management Discussion and Analysis".


Item 7.  Financial Statements

        The information  required by this item is incorporated by reference from
the  Registrant's   1997  Annual  Report  to  Shareholders   under  the  caption
"Consolidated Financial Statements".

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

        None.

Item 9.  Directors and Executive Officers of the Registrant;
         Compliance with Section 16(a)

        Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the captions "PROPOSAL 1. ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy
Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

        The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                                     Principal Occupation
                                                                      During Past Five
Name, Age and Position                Officer Since (1)                   Years
----------------------                -----------------                   -----
Candace A. Leatham, 42,                    1984                     Vice President and
Senior Vice President                                               Treasurer of the Bank
and Treasurer
-------------

(1)     Includes prior service as an officer of the Bank.

Item 10.  Executive Compensation

        Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the captions "Annual Executive Compensation and All Other Compensation" and "Compensation of Directors". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management

        Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 19, 1997.

Item 12.  Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS," which is incorporated herein by reference. It is expected that such Proxy
Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

Item 13.  Exhibits, List and Reports on Form 8-K

        (a)  Exhibits.

Exhibit
Number                Description of Exhibits

3(i)                  Certificate of Incorporation of the Company(1)

3(ii)                 Bylaws of the Company(1)

10(i)                 1995 Incentive Stock Option Plan(1)

10(ii)                1995 Stock Option Plan for Non-Employee
                      Directors(1)

10(iii)               1988 Non-Qualified Stock Option(1)

13                    Annual Report to Shareholders for the year ended
                      December 31, 1996.

21                    Subsidiaries of the Registrant

23                    Consent of Arthur Andersen LLP

27                    Financial Data Schedule
----------------
(1) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Company's Registration Statement on Form 8-B,
        Registration No. 1-12569.


        (b)    Reports on Form 8-K

                     None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SUSSEX BANCORP


                                                   By:/s/ Donald L. Kovach
                                                      ------------------------
                                                      Donald L. Kovach
                                                      Chairman of the Board and
                                                      Chief Executive Officer

Dated:  March 24, 1997

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                                      TITLE                                    DATE
      ----                                      -----                                    ----
                                         Chairman of the Board and
/s/ Donald L. Kovach                     Chief Executive Officer                     March 24, 1997
---------------------
Donald L. Kovach

                                         Treasurer (Principal
/s/ Candace A. Leatham                   Financial Officer and                       March 24, 1997
-----------------------                  Principal Accounting
Candace A. Leatham                       Officer)


/s/ Irvin Ackerson                       Director                                    March 24, 1997
-----------------------
Irvin Ackerson

/s/ William E. Kulsar                    Secretary and Director                      March 24, 1997
---------------------
William E. Kulsar

/s/ Joel D. Marvil                       Director                                    March 24, 1997
---------------------
Joel D. Marvil

/s/ Richard Scott                        Director                                    March 24, 1997
-----------------------
Richard Scott

/s/ Joseph Zitone                        Director                                    March 24, 1997
-----------------------
Joseph Zitone

                                 SUSSEX BANCORP

                                INDEX TO EXHIBITS

Exhibit
Number                Description of Exhibits

3(i)                  Certificate of Incorporation of the Company(1)

3(ii)                 Bylaws of the Company(1)

10(i)                 1995 Incentive Stock Option Plan(1)

10(ii)                1995 Stock Option Plan for Non-Employee Directors(1)

10(iii)               1988 Non-Qualified Stock Option(1)

13                    Annual Report to Shareholders for the year ended December
                      31, 1996

21                    Subsidiaries of the Registrant

23                    Consent of Arthur Andersen LLP

27                    Financial Data Schedule

---------------
(1) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Registrant's Registration Statement on Form 8-B, Registration No. 1-12569.