Form 10QSB
period 1997-03-31
SUSSEX BANCORP
filed 1997-05-15
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                         Commission file number 0-29030


                                 SUSSEX BANCORP
             (Exact name of registrant as specified in its charter)

        New Jersey                                             22-3475473
--------------------------------------------------------------------------------
(State of other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                             Identification No.)

399 Route 23, Franklin, New Jersey                                07416
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code) (201) 827-2914
      -------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No  [   ]

As of April 30, 1997 there were 676,367 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information

    Item I.       Financial Statements and Notes to
                  Consolidated Financial Statements

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Part II - Other Information

    Item 1.       Legal Proceedings

    Item 2.       Changes in Securities

    Item 3.       Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security holders

    Item 5.       Other Information

    Item 6.       Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                    SUSSEX BANCORP
                             CONSOLIDATED BALANCE SHEETS
                          (in Thousands, Except Share Data)
                                     (Unaudited)

ASSETS                                           March 31, 1997    December 31, 1996
                                                 --------------    -----------------
Cash and Due from Banks .................          $   3,807           $   4,605
Federal Funds Sold ......................              4,600               4,250

Securities:
  Available for Sale, at Market .........             22,269              22,154
  Value Held to maturity ................                947               1,122
                                                   ---------           ---------
      Total Securities ..................             23,216              23,276

Loans (Net of Unearned Income) ..........             66,770              65,464
   Less:  Allowance for Possible
   Loan Losses ..........................                605                 542
                                                   ---------           ---------
   Net Loans ............................             66,165              64,922

Premises and Equipment, Net .............              2,276               2,242
Other Real Estate .......................                393                 396
Intangible Assets, Primarily
  Core Deposit Premiums .................                850                 870

  Other Assets ..........................              1,571               1,215
                                                   ---------           ---------

  Total Assets ..........................          $ 102,878           $ 101,776
                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
  Demand ................................             14,212              13,807
  Savings ...............................             27,743              26,502
  Time ..................................             51,165              52,580
                                                   ---------           ---------
     Total Deposits .....................             94,120              92,889

Other Liabilities .......................                859               1,005
                                                   ---------           ---------

     Total Liabilities ..................             94,979              93,894

                                    SUSSEX BANCORP
                             CONSOLIDATED BALANCE SHEETS
                          (in Thousands, Except Share Data)
                                (Unaudited)(continued)

                                                March 31, 1997    December 31, 1996
                                                 --------------    -----------------
Stockholders' Equity:
Common Stock, No Par Value
Authorized 5,000,000 Shares,
Issued and outstanding
676,367 in 1997 and
674,996 in 1996, respectively ...........              5,026               5,246
Retained Earnings .......................              3,035               2,729
Net Unrealized Gain on Securities
Available for Sale,
net of income taxes .....................               (162)                (93)
                                                   ---------           ---------
Total Stockholders' Equity ..............              7,899               7,882

Total Liabilities and
   Stockholders' Equity .................          $ 102,878           $ 101,776
                                                   =========           =========


                    See Notes to Consolidated Financial Statements

                                    SUSSEX BANCORP
                          CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands, Except Share Data)
                                     (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                         -----------------------
                                                             1997           1996
                                                             ----           ----
INTEREST INCOME
   Interest and Fees on Loans ....................       $  1,344       $  1,157

Interest on Securities:
    Taxable ......................................            345            371
    Exempt from Federal Income Tax ...............              9             18
Interest on Federal Funds Sold ...................             57             82
                                                         --------       --------
         Total Interest Income ...................          1,755          1,628

INTEREST EXPENSE Interest on Deposits:
    Interest on Savings Deposits .................            164            164
    Interest on Time Deposits ....................            567            499
                                                         --------       --------
         Total Interest Expense ..................            731            663

    Net Interest Income ..........................          1,024            965
    Provision for Possible
      Loan Losses ................................             75             15
                                                         --------       --------
    Net Interest Income After
       Provision for Possible Loan Losses ........            949            950

NON-INTEREST INCOME
    Trust Income .................................            -0-              1
    Service charges
       on Deposit Accounts .......................            126            126
    Other Income .................................             39             41
                                                         --------       --------
         Total Non-interest Income ...............            165            168

                                    SUSSEX BANCORP
                          CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands, Except Share Data)
                                (Unaudited)(continued)

                                                             Three Months Ended
                                                                   March 31,
                                                         -----------------------
                                                             1997           1996
                                                             ----           ----
NON-INTEREST EXPENSE
    Salaries and Employee Benefits ...............            464            409
    Occupancy Expense, Net .......................             94            102
    Furniture and Equipment Expense ..............             90             87
    Data Processing Expense ......................             16             13
    Amortization of Intangibles ..................             21             21
    Other Expenses ...............................            242            252
                                                         --------       --------
         Total Non-Interest Expense ..............            927            884

Income Before Provision for Income Taxes .........            187            234
Provision for Income Taxes .......................             63             86
                                                         --------       --------
         Net Income ..............................       $    124       $    148
                                                         ========       ========

    Net Income Per Common Share ..................       $   0.18       $   0.23
                                                         ========       ========

Weighted Average Shares Outstanding ..............        675,051        649,862



                    See Notes to Consolidated Financial Statements

                                             SUSSEX BANCORP
                                  CONSOLIDATED STATEMENT OF CHANGES IN
                                          STOCKHOLDERS' EQUITY
                                   (In Thousands, Except Share Data)
                                              (Unaudited)

                                                                     Unrealized
                                                                   Gain (Loss) on             Total
                                      Common          Retained       Securities           Stockholders
                                      Stock           Earnings     Available for Sale        Equity
                                      -----           --------     ------------------        ------
Balance December 31, 1996 ....     $ 5,003,000      $ 2,971,000     $   (93,000)          $ 7,882,000


Net Income for the Period ....                                          124,000
Cash Dividend ($.06 per share)                                          (60,000)
Shares issued through
  dividend reinvestment plan .          23,000

Change in unrealized gain
  on securities available
  for sale ...................                                          (69,000)
                                   -----------      -----------     -----------          -----------
Balance March 31, 1997 .......     $ 5,026,000      $ 3,035,000     $  (162,000)         $ 7,899,000



                             See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                    March
                                                            1997           1996
                                                            ----           ----
Cash Flows from Operating Activities:
         Net Income ................................     $    124      $    148

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:

Depreciation and Amortization of Premises
    and Equipment ..................................           66            90

Amortization of Intangible Assets ..................           20            20

Premium amortization (discount accretion)
    of securities, net .............................           12             8

Provision for Possible Loan Loses ..................           75            15

Accretion of Loan origination and
    commitment fees, net ...........................            6            (7)

Deferred Federal income tax benefit
    (increase) .....................................          101           100

Decrease (Increase) in Accrued Interest
    Receivable .....................................         (208)         (239)

Decrease (Increase) in Other Assets ................         (123)          (75)

Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................         (124)         (162)
                                                         --------      --------

       Net Cash Provided by Operating Activities ...     $    (51)     $   (102)

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Unaudited)(continued)

                                                             Three Months Ended
                                                                    March
                                                            1997           1996
                                                            ----           ----
Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Paydowns .......           96          2427
       Proceeds from Sales/Calls Prior to Maturity .           --           --
       Purchases ...................................           --           --
    Securities Held to maturity:
         Proceeds from Maturities ..................           --           --
       Purchases ...................................         (295)        (8619)
    Net Increase in Loans Outstanding ..............        (1412)         (529)
    Capital Expenditures ...........................         (101)          (78)
    Net Increase in Other Real Estate ..............           17          (105)
                                                         --------      --------

       Net Cash Provided by (used in)
         Investing Activities ......................       $(1695)       $(6904)

    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits ......         1230          (855)
       Payment of dividends ........................          (40)          --
                                                         --------      --------

         Net Cash (used in) Provided by
            Financing Activities ...................     $  1,190      $   (855)

         Net increase (Decrease) in Cash and
           Cash Equivalents ........................         (556)       (7,861)

          Cash and Cash Equivalents,
           Beginning of Period .....................        8,964        14,202

          Cash and Cash Equivalents,
           End of  Period ..........................     $  8,408      $  6,341
                                                         ========      ========

                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The company acquired the Bank and became its holding company on November 20, 1996. The Bank is the only active subsidiary of the Company at March 31, 1997. The Bank operates seven banking offices, all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve system (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

    The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-SB for the year ended December 31, 1996.

2.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                          March 31, 1997         December 31, 1996
                                          --------------         -----------------
                                       Amortized     Market    Amortized     Market
                                         Cash         Value      Cash        Value
                                        -------     -------     -------     -------


Securities Available
  For Sale -
    U. S. Treasury Securities .....     $ 8,064     $ 7,932     $ 8,068     $ 8,022
    U. S. Government
    Mortgage Backed Securities ....      14,006      13,867      14,239      14,132
                                        -------     -------     -------     -------
        Total Securities
           Available for Sale .....     $22,070     $21,799     $22,307     $22,154

Securities Held to Maturity -

           Obligations of State and
    Political Subdivisions ........         947         946         652         646
           Other Debt Securities ..         470         470         470         470
                                        -------     -------     -------     -------

      Total Securities
         Held to Maturity .........     $ 1,417     $ 1,416     $ 1,122     $ 1,116
                                        -------     -------     -------     -------

Total Securities ..................     $23,487     $23,215     $23,429     $23,270
                                        =======     =======     =======     =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months Ended March 31, 1997 and March 31, 1996.

                                    OVERVIEW

The Company realized net income of $124,000 for the first quarter of 1997, a decrease of $24,000 or 16.2% from the $148,000 reported for the same period in 1996. Earnings per share were $.18 as compared to the $.23 for the respective periods, reflecting both reduced earnings and an increase in the average number of shares outstanding.

The decrease in net income for the three months ended March 31, 1997, compared to 1996, resulted from a number of factors including a slight increase in net increase income offset by a substantial increase to the provision of loan losses.

Interest Income. Total interest income increased $127 thousand, or 7.8%, to $1.8 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996. This growth in interest income is the result of a $8 million, or 9.3%, increase in the average balance of interest - earnings assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.48% during the current quarter, compared to 7.59% during the quarter ended March 31, 1996. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities maturities at lower rates than were previously earned, reflecting both lower market rates of interest as well as the Company's decision to offer lower rate products in an effort to re-establish its presence in its service areas.

Interest Expense. Interest expense on deposits increased $68 thousand, or 10.3%, during the current quarter compared to the same quarter a year ago. The average balance of interest bearing deposits increased $7.3 million, or 10.01%, for the quarter ended March 31, 1997 over the same quarter in the prior year. This growth is primarily the result of marketing a Certificate of Deposit product which was not being offered by the competitors. The average cost of the interest-bearing deposits, increased to 3.73%, during the current quarter, from the 3.71% during the same quarter in the prior year.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 1997 and 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                                                                       Comparative Average
                                                                         Balance Sheets

                                                                  Three Months Ended March 31,
                                          ----------------------------------------------------------------------------
                                                            1997                                 1996
                                          --------------------------------------  ------------------------------------
                                                       Interest   Average Rates   Interest     Average Rates
                                          Average       Income/       Earned/      Average        Income/       Earned/
                                          Balance       Expense        Paid        Balance        Expense       Paid
                                          -------       -------        ----        -------        -------       ----
                                                                    (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income) .......................      $ 66,208     $  1,344        8.09%     $  52,819     $    1,157       8.68%
     Tax exempt securities .........           829            9        5.85%         1,671             18       6.16%
     Taxable investment securities .        22,537          345        6.09%        25,519            371       6.20%
     Interest bearing deposits .....             0            0        0.00%             0              0       0.00%
     Federal Funds sold ............         4,446           57        5.26%         6,009             82       5.53%
     Total earning assets ..........        94,020        1,755        7.48%        86,018          1,628       7.59%
     Non-interest earning assets ...         8,388                                   8,370
    Allowance for possible
       loan losses .................          (602)                                   (483)
           Total Assets ............     $ 101,806                               $  93,905

Liabilities and Shareholders' Equity
  Interest bearing liabilities:
    NOW deposits
   Savings deposits ................     $  12,578      $    59        1.90%      $  11,239            52       1.88%
   Money market deposits ...........         3,529           19        2.30%          4,320            24       2.25%
   Time deposits ...................        36,947          489        5.46%         30,589           423       5.48%
   Subordinated debt ...............             0            0        0.00%              0             0       0.00%
       Total interest bearing
         liabilities ...............        79,679          731        3.73%         72,428           663       3.71%

                                                                      Comparative Average
                                                                         Balance Sheets

                                                                   Three Months Ended March 31,
                                         ----------------------------------------------------------------------------
                                                           1997                                   1996
                                         ----------------------------------------------------------------------------
                                                         Interest  Average Rates                Interest    Average Rates
                                         Average         Income/       Earned/   Average        Income/       Earned/
                                         Balance         Expense       Paid      Balance        Expense        Paid
Non-interest bearing liabilities:
    Demand deposits ...............      $ 13,286                                $ 12,566
    Other liabilities .............           939                                   1,196
    Total non-interest bearing
       liabilities ................        14,225                                  13,762
    Shareholders' equity ..........         7,902                                   7,715
    Total liabilities and
       shareholders' equity .......      $101,806                                $ 93,905

    Net interest differential .....                    $  3,965                               $  965
    Net yield on interest-earning
       assets .....................                                    4.32%                                 4.46%

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1997 was $75 thousand, compared to $15 thousand for the same period last year. The provision for the three months ended March 31, 1997 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas. Upon this review, it was determined that with the increase in the Company's loan portfolio the provision should be increased in light of the growth in the Company's loan portfolio.

Income Taxes. Income taxes expense decreased $23 thousand to $63 thousand for the first quarter of 1997 as compared to $86 thousand for the same period in 1996. The decrease in income taxes resulted from lower levels of taxable income in 1997.

                               FINANCIAL CONDITION

                 March 31, 1997 as compared to December 31, 1996

Total assets increased $1.1 million or 1.08% from December 31, 1996. There were increases of $350 thousand in Federal Funds, $1.3 million in total loans, and $367 thousand in all other assets, which consists of premises and equipment, other real estate, intangible assets, and all other assets. This was offset by decrease of $798 thousand in cash and due from banks.

Total loans at March 31, 1997 increased $1.3 million or 2%, to $66.8 million from year-end 1996. Commercial and industrial loans increased $381 thousand, or 21%, from December 31, 1996 to $2.1 million at March 31, 1997. In addition, the residential and commercial real estate loan portfolio increased by $771 thousand, or 1.3%, to $61.9 million at March 31, 1997.

The following schedule presents the components of loans, net of unearned income, by type, for each of the periods presented.

                                       March 31                  December 31
                                        1997                        1996
                                 ---------------------      --------------------
                                  Amount       Percent       Amount     Percent
                                               (Dollars in Thousands)
Commercial and industrial ..     $  2,198        3.30%      $ 1,817       2.75%
 Real Estate-non residential
    properties .............       10,259       15.35%        9,603      14.75%
    Residential properties .       51,687       77.40%       51,572      78.75%
 Construction ..............           50       10.00%          381       0.60%
 Lease financing ...........            0           0%            0          0
 Consumer ..................        2,576        3.85%        2,091       3.15%
                                 --------      ------       -------     -------

 Total Loans ...............     $ 66,770      100.00%      $65,464     100.00%
                                 ========      =======      =======     ======

Total deposits increased $1.1 million, or 1.2%. Time deposits decreased by $415 thousand, while savings deposits increased $1.2 million. Demand deposits also increased by $405 thousand. Management continues to monitor the shift of deposits through its Asset/Liability Committee.


The following schedule presents the components of deposits, for each periods presented.

                                                  March 31, 1997        December 31, 1996
                                             ---------------------     ------------------
                                              Amount           %       Amount        %
                                             -------       ------      -------     -----
Balance Deposits:
  NOW deposits .........................     $11,557        12.30%     $12,058     13.00%
  Savings deposits .....................      27,743        29.45%      26,502     28.50%
  Money market deposits ................       3,525         3.75%       3,693      4.00%
  Time deposits ........................      37,083        39.40%      36,829     39.65%
  Demand deposits ......................      14,212        15.10%      13,807     14.85%
                                             -------       ------      -------     -----

    Total interest-bearing liabilities .     $94,120       100.00%     $92,889    100.00%
                                             =======       ======      =======    ======

ASSET QUALITY

At March 31, 1997, non-performing loans decreased $220 thousand, as compared to December 31, 1996. Of the decrease in non-performing loans, $206 thousand, was real estate loans which were restored to performing status. The balance of the decrease was in commercial loans. Management continues to work diligently to reduce the Company's non-performing loans.

The following table were real estate loans which were restored to performing status:

                                                       March 31       December 31
                                                         1997             1996
                                                         ----             ----
Non-accrual loans ............................         $   715         $    935
Non-accrual loans to
   total loans ...............................            1.07%            1.40%
Non-performing assets
   to total assets ...........................            0.69%            0.91%
 Allowance for possible
  loan losses as a percentage of
  non-performing loans .......................           84.61%           56.00%

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

At March 31, 1997, the allowance for possible loan losses was $605 thousand, up 11.6% from the $542 thousand at year-end 1996. Net charge-offs for the first quarter of 1997 were $13 thousand.

LIQUIDITY MANAGEMENT

At March 31, 1997, the amount of liquid assets remain at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 1997, liquid investments totaled $9 million, and all mature within 30 days.

CAPITAL RESOURCES

Total Stockholders' equity increased $124 thousand to $7,899,000 at March 31, 1997 from the $7,882,000 at the end of 1996. The increase was due primarily to net income of $124,000 for the first three months of 1997. This increase was offset by a cash dividend of $40 thousand and increases in net unrealized gains on securities available for sale, net of tax, of $162 thousand.

At March 31, 1997, both the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 1997 for both the Company and the Bank as well as the minimum regulatory requirements:

                                                                            Regulatory Minimum
                               Amount          Ratio           Amount            Ratio
                               ------          -----           ------            -----
The Company                          0

Leverage Capital            $7,049,000          6.85         $ 3,358,000          3-5%
                                                              (5,146,000)
Tier 1 Risk-Based            7,049,000         13.82           2,040,000            4%

Total Risk-Based             7,687,000         15.07           4,081,000            8%

The Bank

Leverage Capital             7,049,000          6.85           3,358,000           3-5%

Tier 1 Risk-Based            7,049,000         13.82           2,040,000            4%

Total Risk-Based             7,687,000         15.07           4,081,000            8%


                            Part II Other Information

Item 1      Legal Proceedings

     The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2      Changes in Securities

     Not applicable

Item 3      Defaults Upon Served Securities

     Not applicable

Item 4      Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5      Other Information

     Not applicable

Item 6      Exhibits and Report on Form 8-K
               (a)  Exhibits

                  Number            Description
                  ------            -----------

     27  Financial Data Schedule

               (b)  Reports on Form 8-K

                  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SUSSEX BANCORP


Date:  May 14, 1997                                 By:/s/ Candace A. Leatham
                                                       ----------------------
                                                       CANDACE A. LEATHAM
                                                       Senior Vice President and
                                                       Chief Financial Officer