Form 10QSB
period 1997-06-30
SUSSEX BANCORP
filed 1997-08-13
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

As of July 31, 1997 there were 693,473 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                    SUSSEX BANCORP
                              CONSOLIDATED BALANCE SHEETS
                           (in Thousands, Except Share Data)
                                      (Unaudited)

ASSETS                                             June 30, 1997    December 31, 1996
                                                   -------------    -----------------
Cash and Due from Banks ......................       $   4,410        $   4,605
Federal Funds Sold ...........................           7,600            4,250

Securities:
  Available for Sale, at Market Value ........          22,205           22,154
  Held to maturity ...........................           1,543            1,122
                                                     ---------        ---------
      Total Securities .......................          23,748           23,276

Loans (Net of Unearned Income) ...............          67,822           65,464
   Less:  Allowance for Possible
          Loan Losses ........................             680              542
                                                     ---------        ---------
                  Net Loans ..................          67,142           64,922

Premises and Equipment, Net ..................           2,271            2,242
Other Real Estate ............................             256              396
Intangible Assets, Primarily
  Core Deposit Premiums ......................             829              870

           Other Assets ......................           1,231            1,215
                                                     ---------        ---------

         Total Assets ........................       $ 107,487        $ 101,776
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand ....................................          15,877           13,807
   Savings ...................................          28,753           26,502
   Time ......................................          53,963           52,580
                                                     ---------        ---------
         Total Deposits ......................          98,593           92,889

Other Liabilities ............................             744            1,005
                                                     ---------        ---------
         Total Liabilities ...................          99,337           93,894

                                    SUSSEX BANCORP
                              CONSOLIDATED BALANCE SHEETS
                           (in Thousands, Except Share Data)
                                      (Unaudited)

                                                  June 30, 1997    December 31, 1996
                                                  -------------    -----------------


Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   693,594 in 1997 and
   674,996 in 1996, respectively .............           5,323            5,246
Retained Earnings ............................           2,892            2,729
Net Unrealized Gain on Securities
   Available for Sale,
   net of income taxes .......................             (65)             (93)
                                                     ---------        ---------
Total Stockholders' Equity ...................           8,150            7,882

Total Liabilities and
   Stockholders' Equity ......................       $ 107,487        $ 101,776
                                                     =========        =========


                    See Notes to Consolidated Financial Statements

                                          SUSSEX BANCORP
                                 CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands, Except Share Data)
                                            (Unaudited)


                                                     Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                  ---------------------     ---------------------
                                                      1997         1996         1997         1996
INTEREST INCOME
   Interest and Fees on Loans ...............     $  1,361     $  1,233     $  2,705     $  2,390

Interest on Securities:
    Taxable .................................          349          423          694          794
    Exempt from Federal Income Tax ..........            8            7           17           25
Interest on Federal Funds Sold ..............           92           37          149          119
                                                  --------     --------     --------     --------
         Total Interest Income ..............        1,810        1,700     $  3,565     $  3,328

INTEREST EXPENSE
Interest on Deposits:
    Interest on Savings Deposits ............          174          170          338          332
    Interest on Time Deposits ...............          580          503        1,147        1,004
                                                  --------     --------     --------     --------
         Total Interest Expense .............          754          663        1,485        1,336

    Net Interest Income .....................        1,056        1,027        2,080        1,992
    Provision for Possible
      Loan Losses ...........................           75           25          150           40
                                                  --------     --------     --------     --------
    Net Interest Income After
       Provision for Possible Loan Losses....          981        1,002        1,930        1,952

NON-INTEREST INCOME
    Trust Income ............................            5            7            5            8
    Service charges
       on Deposit Accounts ..................          129          129          255          255
    Other Income ............................           71           45          110           86
                                                  --------     --------     --------     --------
         Total Non-interest Income ..........          205          181          370          349

                                          SUSSEX BANCORP
                                 CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands, Except Share Data)
                                      (Unaudited) (continued)


                                                     Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                  ---------------------     ---------------------
                                                      1997         1996         1997         1996
NON-INTEREST EXPENSE
    Salaries and Employee Benefits ..........          458          435          922          845
    Occupancy Expense, Net ..................           87           84          181          186
    Furniture and Equipment Expense .........          106           84          196          170
    Data Processing Expense .................           16           13           32           26
    Amortization of Intangibles .............           21           21           42           42
    Other Expenses ..........................          250          297          504          549
                                                  --------     --------     --------     --------
         Total Non-Interest Expense .........          938          934        1,877        1,818

Income Before Provision for Income Taxes ....          248          249          423          483
Provision for Income Taxes ..................           88           96          152          182
         Net Income .........................     $    160     $    153     $    271     $    301
                                                  ========     ========     ========     ========

    Net Income Per Common Share .............     $   0.23     $   0.23     $    .40     $    .46
                                                  ========     ========     ========     ========

Weighted Average Shares Outstanding .........      686,867      659,263      680,959      659,263



                                    See Notes to Consolidated Financial Statements

                                                    SUSSEX BANCORP
                                         CONSOLIDATED STATEMENT OF CHANGES IN
                                                 STOCKHOLDERS' EQUITY
                                          (In Thousands, Except Share Data)
                                                     (Unaudited)

                                                                         Unrealized
                                                                      Gain (Loss) on          Total
                                       Common          Retained         Securities        Stockholders
                                        Stock          Earnings      Available for Sale      Equity
                                    -----------      -----------      -----------        -----------
Balance December 31, 1996 .....     $ 5,003,000      $ 2,971,000      $   (93,000)        $ 7,881,000


Net Income for the Period .....         271,000          271,000
Cash Dividend ($.16 per share)         (110,000)        (110,000)
Stock Dividend 2% .............         240,000         (240,000)
Shares issued through
  dividend reinvestment plan ..          57,000           57,000
Stock Option Exercised ........          23,000           23,000
Change in unrealized gain on
  securities available for sale                                            28,000             28,000
                                    -----------      -----------      -----------        -----------
Balance June 30, 1997 .........     $ 5,323,000      $ 2,892,000      $   (65,000)       $ 8,150,000



                            See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended
                                                                   June
                                                            1997          1996
Cash Flows from Operating Activities:
    Net Income .....................................     $    271      $    301

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:

Depreciation and Amortization of Premises
    and Equipment ..................................          142           132

Amortization of Intangible Assets ..................           41            42

Premium amortization (discount accretion)
    of securities, net .............................           25            14

Provision for Possible Loan Loses ..................          150            40

Accretion of Loan origination and
    commitment fees, net ...........................           11           (17)

Deferred Federal income tax benefit
    (increase) .....................................           90             0

Decrease (Increase) in Accrued Interest
    Receivable .....................................         (149)         (173)

Decrease (Increase) in Other Assets ................          157          (124)

Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................         (239)         (365)
                                                         --------      --------

       Net Cash Provided by Operating Activities ...     $    499      $   (150)

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Paydowns .......          349         3,767
       Proceeds from Sales/Calls Prior to Maturity .         --            --
       Purchases ...................................         (506)      (10,526)
    Securities Held to maturity:
       Proceeds from Maturities ....................          618         1,633
       Purchases ...................................       (1,039)         (568)
    Net Increase in Loans Outstanding ..............       (2,539)       (7,859)
    Capital Expenditures ...........................         (172)          (79)
    Net Increase in Other Real Estate ..............          154          (169)
                                                         --------      --------
       Net Cash Provided by (used in)
         Investing Activities ......................     $ (3,135)     $(13,801)

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended
                                                                   June
                                                            1997          1996
    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits ......        5,764         3,149
    Payment of dividends ...........................         (110)         (405)
                                                         --------      --------
         Net Cash (used in) Provided by
            Financing Activities ...................     $  5,654      $  2,744

         Net increase (Decrease) in Cash and
           Cash Equivalents ........................        3,018       (11,207)

          Cash and Cash Equivalents,
           Beginning of Period .....................        8,964        14,202

          Cash and Cash Equivalents,
           End of  Period ..........................     $ 11,982      $  2,995
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

     Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The Company acquired the Bank and became its holding company on November 20, 1996. The Bank is the only active subsidiary at June 30, 1997. The Bank operates seven banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

     The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1996.

2.  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.  Securities

     The  amortized  cost  and  approximate   market  value  of  securities  are
summarized as follows (in thousands):

                                         June 30, 1997          December 31, 1996
                                       --------------------    --------------------
                                       Amortized     Market    Amortized     Market
                                         Cash        Value       Cash        Value
Securities Available
  For Sale -
    U. S. Treasury Securities .....     $ 8,059     $ 7,996     $ 8,068     $ 8,022
    U. S. Government
    Mortgage Backed Securities ....      14,254      14,209      14,239      14,132
                                        -------     -------     -------     -------
        Total Securities
           Available for Sale .....     $22,313     $22,205     $22,307     $22,154

Securities Held to Maturity -

           Obligations of State and
    Political Subdivisions ........         919         919         652         646
           Other Debt Securities ..         624         624         470         470
                                        -------     -------     -------     -------
      Total Securities
         Held to Maturity .........     $ 1,543     $ 1,543     $ 1,122     $ 1,116
                                        -------     -------     -------     -------

Total Securities ..................     $23,856     $23,748     $23,429     $23,270
                                        =======     =======     =======     =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Three Months Ended June 30, 1997 and June 30, 1996.

                                    OVERVIEW

     The Company realized net income of $160,000 for the second quarter of 1997, a increase of $7,000, or 4.6%, from the $153,000 reported for the same period in 1996. Earnings per share were $.23, which was equal to per share income for the prior year period, reflecting both increased earnings and an increase in the average number of shares outstanding.

     The increase in net income for the second quarter of 1997 resulted from a number of factors including a increase in net interest income coupled with a slight increase in non-interest income, partially offset by increases in interest expense and the provision for loan losses.

     For the six months ended June 30, 1997, net-income was $271,000, a decrease of 10% from the $301,000 reported in the same period last year. Per share earnings were $.40 and $.46, respectively, a 13.1% decrease, reflecting increases in interest expense and the provision for loan losses exceeding increases in interest income and non-interest income, and an increase in the average number of shares outstanding during the 1997 period.

                              RESULTS OF OPERATION

     Interest Income. Total interest income increased $110 thousand, or 6.5%, to $1.8 million for the quarter ended June 30, 1997 from $1.7 million for the same period in 1996. This was attributable to an increase in interest and fees on loans of $128 thousand, an increase in interest on Federal Funds sold of $55 thousand, offset by a decrease in interest and dividends on securities of $73 thousand. The increase in interest income is primarily attributable to the $8,573,000 increase in average interest earnings assets. The yield on average interest-earnings assets on a fully taxable equivalent basis decreased 17 basis points from 7.58% for the second quarter of 1996 to 7.41% for the second quarter of 1997, reflecting both reduced market rates of interest and management's decision to offer lower priced products in an effort to reestablish the Company's presence in its market areas.

     For the six months ended June 30, 1997, interest income increased $237 thousand, or 7.1%, from the $3.3 million reported for the same period in 1996. This growth in interest income is the result of a $8.2 million, or 9.4%, increase in the average balance of interest-earning assets over the comparable period of last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.45% during the six months ended June 30, 1997, compared to 7.57% during the same period in 1996. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as consumer loans, primarily home equity loans, at lower rates of interest. The reduced interest rates for the six month periods reflect the same factors as were present in the three month period.

     Interest Expense. The Company's interest expense for the second quarter of 1997 increased $81 thousand, or 12.04%, to $754 thousand from $673 thousand for the same period last year. For the six months ended June 30, 1997 interest expense increased $151 thousand or 10.2% to $1,486,000 from $1,335,000 for the same period last year. The average balance of interest bearings deposits increased $7 million or 9.4% for the same period last year. The largest component of the increase, interest on time deposits, increased $75 thousand. The Company's average cost of funds increased to 3.70% for the second quarter from 3.60% for the second quarter in 1996, reflecting a change in the composition of the Company's deposit portfolio as average time deposits for the six months ended June 30, 1997 increased by $6.2 million compared to the six months ended June 30, 1996. This growth is primarily the result of marketing a Certificate of Deposit product and a IRA Certificate of Deposit product which were not being offered by the Company's competitors. The average cost of the interest-bearing deposits increased to 3.71%, during the current period, from the 3.65% during the same period last year.

     Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 1997 and 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                                                        Comparative Average
                                                          Balance Sheets


                                                                         Six Months Ended June 30,
                                        ------------------------------------------------------------------------------------------
                                                             1997                                        1996
                                        ---------------------------------------------  -------------------------------------------
                                                         Interest       Average Rates                Interest       Average Rates
                                           Average        Income/       Earned/        Average       Income/        Earned/
                                           Balance        Expense        Paid          Balance       Expense        Paid
                                           -------        -------        ----          -------       -------        ----
                                                                         (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income) .......................     $  66,853      $   2,705       8.07%         $  54,797     $   2,390        8.06%
     Tax exempt securities .........           793             17       6.11%             1,124            25        6.08%
     Taxable investment securities .        22,499            694       6.16%            27,161           794        6.06%
     Federal Funds sold ............         5,595            149       5.41%             4,395           119        5.46%
     Total earning assets ..........        95,740          3,565       7.45%            87,477         3,328        7.57%
     Non-interest earning assets ...         8,390                                        8,383
Allowance for possible
       loan losses .................          (619)                                        (481)
           Total Assets ............     $ 103,511                                    $  95,379

                                                  Comparative Average
                                                    Balance Sheets


                                                                       Six Months Ended June 30,
                                             -------------------------------------------------------------------------
                                                             1997                                 1996

                                            ------------------------------------   -----------------------------------
                                                                         Average                              Average
                                                         Interest        Rates                                Rates
                                            Average       Income/        Earned/   Average      Income        Earned/
                                            Balance       Expense        Paid      Balance      Expense       Paid
                                            -------       -------        ----      -------      -------       ----
Liabilities and Shareholders'
Equity
  Interest bearing liabilities:
    NOW deposits ......................     $ 12,516      $    117        1.90%    $ 11,592          108        1.86%
    Savings deposits ..................       27,292           338        2.50%      26,831          333        2.50%
    Money market deposits .............        3,598            40        2.24%       4,168           46        2.23%
Time deposits .........................       37,304           990        5.38%      31,159          849        5.33%
   Subordinated debt ..................            0             0
     Total  interest bearing
     liabilities ......................        80,710         1,485       3.71%      73,750        1,336        3.65%


Non-interest bearing liabilities:
    Demand Deposits ...................     $ 14,096                               $ 12,830
    Other liabilities .................          799                                  1,138
Total non-interest bearing
    Liabilities .......................       14,895                                 13,968
    Shareholders' equity ..............        7,906                                  7,661
    Total liabilities and shareholders'
      Equity ..........................     $103,511                               $ 95,379
    New interest differential .........     $  2,080                                          $  1,992
    Net yield on interest-earning
      Assets ..........................                                   4.32%                               4.49%

     Net-Interest Income. The net effect of the changes in interest income and interest expense for the second quarter of 1997 was an increase of $29 thousand, or 2.8%, in net interest income as compared to the second quarter of 1996. The net interest spread, on a fully taxable equivalent basis, declined 22 basis points from the same period last year.

     Net interest income for the six months ended June 30, 1997, increased by $88 thousand, or 4.4%, over the same period last year. The net interest spread decreased 17 basis points.

     Provision for Loan Losses. For the three months ended June 30, 1997, the provision for possible loan losses was $75 thousand compared to a provision of $25 thousand for the same period last year. The provision for possible loan losses was $150 thousand for the six months ended June 30,. 1997, as compared to $40 thousand for the same period last year. The amount of the loan loss provision was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market area. Upon this review, it was determined that the provision should be increased in light of the growth experienced in the Company's loan portfolio as well as management's strategy of seeking additional commercial lending opportunities.

     Non-Interest Income. For the second quarter of 1997, total non-interest income increased $24 thousand, or 13.3%, over the comparable period of 1996 due primarily to a gain of $22 thousand on the sale of an OREO property.

     For the six months ended June 30, 1997, non-interest income increased $21 thousand from the same period in 1996, due primarily to an increase from gain on the sale of other real estate.

     Non-Interest Expense. For the quarter ended June 30, 1997, non-interest expense increased $4 thousand from the same period last year. Salaries and employee benefits increased $23 thousand, or 5.3%, as salaries increased $15 thousand and employee benefits increased $8 thousand, reflecting normal salary and benefit increases. Furniture and equipment expense increased $28 thousand, or 15.5%, as a result of an increase in depreciation expense of $12 thousand and an increase in maintenance and repairs costs of $12 thousand. This is primarily attributable to the addition of an ATM at Sussex County Community College and upgrades to the Company's data processing systems. Other expenses decreased by $47 thousand, or 15.8%, as a result of lower FDIC insurance premiums in 1997 and a reduction in New Jersey Corporate Business Taxes resulting from lower levels of taxable income.

     For the six months ended June 30, 1997, non-interest expense increased $59 thousand, or 3.25%, from the same period last year. Salaries and employee benefits increased $77 thousand, or 9.1%; salaries and wages increased $59 thousand and employee benefits increased $20 thousand. Furniture and equipment expense increased $27 thousand, or 7.1%, as a result of additions to the Company's ATM network and upgrades in the Company's data processing systems. Other expenses decreased $45 thousand. This includes a reduction in FDIC assessments and in Corporate Business Taxes.

     Income Taxes. Income tax expense decreased $30 thousand to $152 thousand for the six months ended June 30, 1997 as compared to $182 thousand for the same period in 1996. The decrease in income taxes resulted from lower levels of taxable income in 1997.

                               FINANCIAL CONDITION

                 June 30, 1997 as compared to December 31, 1996

     Total assets at June 30, 1997 increased $5.7 million, or 5.6%, from December 31, 1996. Increases in total assets included increases of $3.3 million in Federal Funds sold, $472 thousand in total securities, $2.4 million in total loans, and $45 thousand in other assets, which consist of premises and equipment and all other assets. This was offset by a decrease of $376 thousand in cash and due from banks, other real estate and intangible assets.

     Total loans at June 30, 1997 increased by $2.4 million, or 3.7%, from year-end 1996 to $67.8 million. Commercial and industrial loans increased $614 thousand from December 31, 1996 and residential and commercial real estate loans increased buy $1.8 million from December 31, 1996 to $63 million at June 30, 1997.

     The following schedule presents the components of loans, net of unearned income, by type, for each of the periods presented.

                                                June 30               December 31
                                                  1997                   1996
                                           ------------------     -------------------
                                           Amount    Percent       Amount     Percent
                                                     (Dollars in Thousands)

Commercial and industrial...........      $ 2,431       3.60%     $ 1,817       2.75%
   Real Estate non residential
     properties.....................       10,756      15.85%       9,603      14.75%
     Residential properties.........       52,259      77.05%      51,572      78.75%
 Construction.......................           89        .15%         381       0.60%
Lease financing.....................            0          0            0          0
 Consumer...........................        2,286       3.35%       2,091       3.15%
                                          -------     ------      -------     ------
 Total Loans........................      $67,821     100.00%     $65,464     100.00%
                                          =======     ======      =======     ======

     At June 30, 1997, Federal funds sold increased by $3.3 million to $7.6 million from $4.3 million. The increases in federal funds sold reflected the Company's deposit portfolio increasing faster than loan demand and management's strategy to keep these excess funds liquid to insure sufficient funds to fund future loan demand. Subsequent to June 30, 1997, these excess funds have been invested in investment securities available for sale.

     At June 30, 1997, total deposits increased to $98.6 million, an increase of $5.7 million, or 6.1%, over total deposits at December 31, 1996. The increases in the Company's total deposit portfolio include an increase of $1.4 million in time deposits, $2.3 million in savings deposits and $2 million in demand deposits. The increase in time deposits reflects the results of certain time deposit promotion rates offered in the second half of 1996 and the first half of 1997 on new products offered by the Company, such as an IRA Certificate of Deposit. Increases in savings deposits and demand deposits reflect the offering of a new savings product, a statement savings account, and the Company's emphasis of commercial relationships, which increased demand deposits.

     The following schedule presents the components of deposits, for each period presented.

                                                  June 30, 1997           December 31, 1996
                                             ----------------------     ----------------------
                                              Amount           %         Amount           %
                                              ------           -         ------           -
Balance Deposits:
  NOW deposits .........................     $12,407         12.60%     $12,058         13.00%
  Savings deposits .....................      28,040         28.45%      26,502         28.50%

  Money market deposits ................       3,487          3.50%       3,693          4.00%
  Time deposits ........................      38,782         39.35%      36,829         39.65%

  Demand deposits ......................      15,877         16.10%      13,807         14.85%
                                             -------        ------      -------        ------

    Total interest-bearing liabilities .     $98,593        100.00%     $92,889        100.00%
                                             =======        ======      =======        ======

ASSET QUALITY

     At June 30, 1997, non-performing loans of $447,000 decreased by $487 thousand, as compared to December 31, 1996. Of the decrease in non-performing loans, $481 thousand was in real estate loans which were restored to performing status. The balance of the decrease was in commercial loans. Management continues to work diligently to reduce the Company's non-performing loans.

     The following table provides information regarding risk elements in the loan portfolio:

                                                       June 30         December 31
                                                         1997             1996
                                                         ----             ----
Non-accrual loans ............................         $   447         $    935
Non-accrual loans to
   total loans ...............................             .65%            1.40%
Non-performing assets
   to total assets ...........................             .42%            0.91%
 Allowance for possible
  loan losses as a percentage of
  non-performing loans .......................          152.13%           56.00%

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

     At June 30, 1997, the allowance for possible loan losses was $680 thousand, up 25.5% from the $542 thousand at year-end 1996. Net charge-offs for the first half of 1997 were $13 thousand.

LIQUIDITY MANAGEMENT

     At June 30, 1997, the amount of liquid assets remain at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At June 30, 1997, liquid investments totaled $9 million, and all mature within 30 days.

CAPITAL RESOURCES

     Total Stockholders' equity increased $268 thousand to $8,150,000 at June 30, 1997 from $7,882,000 at year end 1996. The increase was due primarily to net income of $271 thousand for the first half of 1997 and a decrease in the net unrealized gains on securities available for sale, net of tax. This increase was offset by a cash dividend of $112 thousand.

     At June 30, 1997, each of the Company and the Bank exceeded the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 1997 for both the Company and the Bank as well as the minimum regulatory requirements.

                          Amount        Ratio          Amount      Minimum Ration
                          ------        -----          ------      --------------
The Company                     0
Leverage Capital       $7,387,000        6.87%       $3,358,000         3-5%
                                                     (5,146,000)
Tier 1 - Risk Based     7,387,000        12.31%       2,040,000           4%
Total Risk-Based        8,066,000        13.44%       4,081,000           8%
The Bank
Leverage Capital        7,387,000        6.87%        3,358,000         3-5%
                                                      5,146,000
Tier 1 Risk-Based       7,387,000        12.31%       2,040,000           4%
Total Risk-Based        8,066,000        13.44%       4,081,000           8%

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

    Not applicable

Item 3    Defaults Upon Served Securities

    Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

     On April 23, 1997, the Registrant held its annual meeting of shareholders to elect the Company's Board of Directors and to amend the Company's Certificate of Incorporation to classify the Board of Directors into three classes. Nominees for election to the Board Directors received the following votes:

Nominees:                         For                        Withhold Authority              Broker Non-Vote
---------                         ---                        ------------------              ---------------
Irvin Ackerson                    548,625                            3,919                          0

Donald L. Kovach                  549,785                            2,759                          0

William E. Kulsar                 534,092                           18,452                          0

Joel D. Marvil                    549,785                            2,759                          0

Richard Scott                     549,802                            2,742                          0

Joseph Zitone                     549,802                            2,742                          0


     The proposal to approve an amendment the Registrants Certificate of Incorporation to classify its Board of Directors into three classes receive the following votes: For: 463,634 Against: 30,690 Abstain: 6,131 Broker Non-Votes:
52,089

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

                                                     SUSSEX BANCORP


Date: August 13, 1997                           By:  /s/  Candace A. Leatham
                                                     -----------------------
                                                     CANDACE A. LEATHAM
                                                     Senior Vice President and
                                                     Chief Financial Officer