Form 10QSB
period 1997-09-30
SUSSEX BANCORP
filed 1997-11-10
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

         (Issuer's telephone number, including area code) (973) 827-2914
      -------------------------------------------------------------------

                                      N/A
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No  [   ]

            As of October 31, 1997 there were 695,988 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                    SUSSEX BANCORP
                             CONSOLIDATED BALANCE SHEETS
                          (in Thousands, Except Share Data)
                                     (Unaudited)



ASSETS                                           Sept. 30, 1997   December 31, 1996
Cash and Due from Banks ...................         $   4,321         $   4,605
Federal Funds Sold ........................             7,650             4,250

Securities:
  Available for Sale, at Market Value .....            24,142            22,154
  Held to maturity ........................             1,594             1,122
                                                    ---------         ---------
      Total Securities ....................            25,736            23,276

Loans (Net of Unearned Income) ............            68,804            65,464
   Less:  Allowance for Possible
         Loan Losses ......................               725               542
                 Net Loans ................            68,079            64,922

Premises and Equipment, Net ...............             2,298             2,242
Other Real Estate .........................               -0-               396
Intangible Assets, Primarily
  Core Deposit Premiums ...................               808               870

         Other Assets .....................             1,129             1,215
                                                    ---------         ---------

         Total Assets .....................         $ 110,021         $ 101,776
                                                    =========         =========



                                    SUSSEX BANCORP
                             CONSOLIDATED BALANCE SHEETS
                          (in Thousands, Except Share Data)
                                     (Unaudited)
                                     (continued)



ASSETS                                           Sept. 30, 1997   December 31, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand .................................         $  16,828         $  13,807
         Savings ..........................            30,104            26,502
         Time .............................            53,933            52,580
                                                    ---------         ---------
         Total Deposits ...................           100,865            92,889

Other Liabilities .........................               790             1,005
                                                    ---------         ---------

                    Total Liabilities .....         $ 101,655         $  93,894

Stockholders' Equity:
         Common Stock, No Par Value
         Authorized 5,000,000 Shares,
         Issued and outstanding
         695,988 in 1997 and
         672,460 in 1996, respectively ....             5,358             5,246
Retained Earnings .........................             3,001             2,729
Net Unrealized Gain on Securities
         Available for Sale,
         net of income taxes ..............                 7               (93)
                                                    ---------         ---------
Total Stockholders' Equity ................             8,366             7,882

Total Liabilities and
         Stockholders' Equity .............         $ 110,021         $ 101,776
                                                    =========         =========


                 See Notes to Consolidated Financial Statements

                                              SUSSEX BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                     (In Thousands, Except Share Data)
                                                (Unaudited)


                                                       Three Months Ended             Nine Months Ended
                                                           Sept.  30                       Sept. 30
                                                 ------------------------        ------------------------
                                                   1997            1996            1997            1996
                                                 --------        --------        --------        --------
INTEREST INCOME
    Interest and Fees on Loans ..........        $  1,409        $  1,262        $  4,114        $  3,652

Interest on Securities:
    Taxable .............................             376             361           1,070           1,140
    Exempt from Federal Income Tax ......              10               6              27              31
Interest on Federal Funds Sold ..........              97              26             246             159
                                                 --------        --------        --------        --------
                  Total Interest Income .        $  1,892        $  1,655        $  5,457        $  4,982


INTEREST EXPENSE
    Interest on Deposits:
    Interest on Savings Deposits ........             180             161             518             501
    Interest on Time Deposits ...........             597             493           1,744           1,489
                                                 --------        --------        --------        --------
         Total Interest Expense .........        $    777        $    654        $  2,262        $  1,990

    Net Interest Income .................        $  1,115        $  1,001        $  3,195        $  2,992
    Provision for Possible
      Loan Losses .......................              45              45             195              85
                                                 --------        --------        --------        --------
    Net Interest Income After
       Provision for Possible Loan Losses        $  1,070        $    951        $  3,000        $  2,907

NON-INTEREST INCOME
    Trust Income ........................               0               0               5               8
    Service charges
       on Deposit Accounts ..............             121             130             376             385
    Other Income ........................              46              27             156             112
                                                 --------        --------        --------        --------
         Total Non-interest Income ......             167             157             537             505

                                              SUSSEX BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                     (In Thousands, Except Share Data)
                                                (Unaudited)
                                                (continued)


                                                       Three Months Ended             Nine Months Ended
                                                           Sept.  30                       Sept. 30
                                                 ------------------------        ------------------------
                                                   1997            1996            1997            1996
                                                 --------        --------        --------        --------
NON-INTEREST EXPENSE
    Salaries and Employee Benefits ......             487             440           1,409           1,284
    Occupancy Expense, Net ..............              81              84             262             269
    Furniture and Equipment Expense .....              92              75             288             246
    Data Processing Expense .............              21              16              53              42
    Amortization of Intangibles .........              21              21              63              63
    Other Expenses ......................             269             251             761             799
                                                 --------        --------        --------        --------
         Total Non-Interest Expense .....             971             887           2,836           2,703
Income Before Provision for Income Taxes              266             226             701             709
Provision for Income Taxes ..............              93              87             244             269
                                                 --------        --------        --------        --------

         Net Income .....................        $    173        $    139        $    457        $    440
                                                 ========        ========        ========        ========

    Net Income Per Common Share .........        $   0.25        $   0.21        $    .66        $    .67
                                                 ========        ========        ========        ========

Weighted Average Shares Outstanding .....         695,067         659,821         695,067         659,821



                 See Notes to Consolidated Financial Statements

                                                 SUSSEX BANCORP
                                      CONSOLIDATED STATEMENT OF CHANGES IN
                                              STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                               Unrealized
                                                                             Gain (Loss) on            Total
                                          Common             Retained          Securities          Stockholders
                                           Stock             Earnings       Available for Sale        Equity
                                       -----------         -----------         -----------         -----------
Balance December 31, 1996 .....        $ 5,003,000         $ 2,971,000         $   (93,000)        $ 7,881,000
Net Income for the Period .....                                457,000                                 475,000
Cash Dividend ($.27 per share)                                (187,000)                               (187,000)
Stock Dividend 2% .............            237,000            (240,000)
Treasury Stock ................             (2,000)                                                     (2,000)
Shares issued through
  dividend reinvestment plan ..             97,000                                                      97,000
Stock Option Exercised ........             23,000                                                      23,000
Change in unrealized gain on
  securities available for sale                                                    100,000             100,000
                                       -----------         -----------         -----------         -----------

Balance Sept. 30, 1997 ........        $ 5,358,000         $ 3,001,000         $     7,000         $ 8,369,000


                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                                   Sept.
                                                            1997          1996
                                                         --------      --------
Cash Flows from Operating Activities:
         Net Income ................................          457           440
Adjustments to reconcile net income
         to net cash provided by Operating
         Activities:
Depreciation and Amortization of Premises
         and Equipment .............................          213             5
Amortization of Intangible Assets ..................           62
Premium amortization (discount accretion)
         of securities, net ........................           43            25
Loss on Sale of Investment Securities ..............            0            (9)
Provision for Possible Loan Loses ..................          195            85
Gain/Loss on Sale of Other Real Estate .............           24           (14)
Accretion of Loan origination and
         commitment fees, net ......................           16           (26)
Deferred Federal income tax benefit
         (increase) ................................           71            59
Decrease (Increase) in Accrued Interest
         Receivable ................................         (195)         (106)
Decrease (Increase) in Other Assets ................          305          (132)
Decrease (Increase) in Accrued Interest
         and Other Liabilities .....................         (193)         (261)
                                                         --------      --------
Net Cash Provided by Operating Activities ..........     $    998      $    256

Cash Flow from Investing Activities:
     Securities Available for Sale:
         Proceeds from Maturities and Pay downs ....          674         4,437
         Proceeds from Sales/Calls Prior to Maturity         --           5,061
         Purchases .................................       (2,658)      (10,526)
      Securities Held to maturity:
         Proceeds from Maturities ..................          682         1,671
         Purchases .................................       (1,125)       (1,220)


                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                                   Sept.
                                                            1997          1996
                                                         --------      --------
         Net Increase in Loans Outstanding .........       (3,493)      (10,878)
         Capital Expenditures ......................         (270)         (100)
         Net Increase in Other Real Estate .........          410           -0-
                                                         --------      --------
         Net Cash Provided by (used in)
           Investing Activities ....................     $ (5,780)     $(11,555)
    Cash Flows from Financing Activities:
         Net (Decrease) Increase Total Deposits ....        7,874         4,118
    Payment of dividends ...........................         (186)         (154)
                                                         --------      --------
         Net Cash (used in) Provided by
            Financing Activities ...................     $  7,688      $  3,964
         Net increase (Decrease) in Cash and
           Cash Equivalents ........................        2,906        (7,335)
         Cash and Cash Equivalents,
           Beginning of Period .....................        8,964        14,202
         Cash and Cash Equivalents,
           End of  Period ..........................     $ 11,870      $  6,867
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1.       Basis of Presentation

         Sussex Bancorp ("the Company"), a one-bank holding company was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The Company acquired the Bank and became its holding company on November 20, 1996. The Bank is the only active subsidiary at September 30, 1997. The Bank operates seven banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

 3.       Securities

         The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                            September 30, 1997            December 31, 1996
                                          ----------------------       -----------------------
                                          Amortized      Market        Amortized       Market
                                            Cash          Value          Cash           Value
                                          -------        -------        -------        -------

Securities Available
For Sale -
    U. S. Treasury Securities ....        $ 8,042        $ 8,035        $ 8,068        $ 8,022
    U. S. Government
    Mortgage Backed Securities ...         16,088         16,106         14,239         14,132
                                          -------        -------        -------        -------
             Total Securities
                Available for Sale        $24,130        $24,141        $22,307        $22,154
Securities Held to Maturity -
         Obligations of State and
          Political Subdivisions .            971            975            652            646
         Other Debt Securities ...            623            623            470            470
                                          -------        -------        -------        -------

           Total Securities
              Held to Maturity ...        $ 1,594        $ 1,598        $ 1,122        $ 1,116
                                          -------        -------        -------        -------

Total Securities .................        $25,724        $25,739        $23,429        $23,270
                                          =======        =======        =======        =======


           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

          Nine Months Ended September 30, 1997 and September 30, 1996.

                                    OVERVIEW

The Company realized net income of $173,000 for the third quarter of 1997, a increase of $34,000, or 24.5%, over net income reported for the same period of 1996. Earnings per share were $.25 for the third quarter, an increase of $.04 or a 19% increase over earnings reported for the same period in 1996.

The increase in net income for the third quarter of 1997 resulted from a number of factors including an increase in net-interest income coupled with an increase in non-interest income, which relates to a gain on sale of REO property, partially offset by increases in interest expense and non-interest expense.

For the nine months ended September 30, 1997, net-income was $457,000, an increase of 3.9% from the $440,000 reported for the same period last year, reflecting increases in interest income and non-interest income partially offset by increases in interest expense and the provision for loan losses. Per share earnings were $.66 and $.67, respectively, reflecting an increase in the average number of shares outstanding during the 1997 period through the Company's dividend reinvestment plan.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $237 thousand, or 14.3%, to $1.9 million for the quarter ended September 30, 1997 from $1.7 million for the same period in 1996. This was attributable to an increase in interest and fees on loans of $147 thousand, an increase in interest on Federal Funds sold of $71 thousand, and an increase in interest on securities of $19 thousand. The increase in interest income is primarily attributable to the $11,810,000 increase in average interest-earning assets. The yield on average interest-earning assets on a fully taxable equivalent basis increased 5 basis points from 7.43% for the third quarter of 1996 to 7.48% for the third quarter of 1997, reflecting both the Company's purchase of higher yielding investment securities and reduced market rates of interest on deposits partially offset by management's decision to offer lower priced consumer loan products in an effort to generate additional consumer loans and reestablish the Company's presence in its market areas.

For the nine months ended September 30, 1997, interest income increased $475 thousand, or 9.5%, to $5.5 million from the $5.0 million reported for the same period in 1996. This growth in interest income is the result of a $8.7 million, or 10%, increase in the average balance of interest-earning assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.48% during the nine months ended September 30, 1997, compared to 7.53% during the same period in 1996. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization and consumer loan repayments, primarily on home equity loans, at lower rates of interest. The increased interest yields for the three month period as compared to the nine-month period is attributable to the purchase of higher yielding investment securities during the third quarter and the repricing of existing adjustable rate investment securities to higher market rates of interest.

Interest Expense. The Company's interest expense for the third quarter of 1997 increased $123 thousand, or 18.8%, to $777 thousand from $654 thousand for the same period last year. For the nine months ended September 30, 1997 interest expense increased $272 thousand, or 13.7%, to $2,262,000 from $1,990,000 for the same period last year. The average balance of interest bearing deposits increased $10.6 million, or 12%, over the same period last year. The largest component of the increase, interest on time deposits, increased $104 thousand. The Company's average cost of funds increased to 3.72% for the third quarter from 3.50% for the third quarter in 1996, reflecting a change in the composition of the Company's deposit portfolio as time deposits increased by $6.8 million for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This growth in time deposits is primarily the result of the Company's marketing during the 1997 period a certificate of deposit product and an IRA certificate of deposit product which were not being offered by the Company's competitors. Despite the higher rate paid on time deposits, management believes these new products will provide a stable, cost efficient source of funds to fund expansion of the Company's loan and securities portfolios. The average cost of the interest-bearing deposits increased to 3.72% for the first nine months of 1997, from the 3.60% during the same period last year.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 1997 and 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yields.

                                                  Comparative Average
                                                    Balance Sheets

                                            Nine Months Ended September 30,

                                                        1997                                   1996
                                       --------------------------------------- --------------------------------------
                                                                      Average                                 Average
                                                        Interest       Rates                                   Rates
                                         Average        Income/        Earned/   Average       Income         Earned/
                                         Balance        Expense         Paid     Balance       Expense         Paid
                                         -------        -------         ----     -------       -------         ----
(Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
        income) ..................     $  66,847      $   4,114         8.11%  $  57,306     $   3,652        8.39%
     Tax exempt securities .......           841             27         6.01%      1,028            31        5.53%
     Taxable investment securities        22,748          1,070         6.80%     26,008         1,140        6.14%
     Federal Funds sold ..........         6,020            246         5.45%      3,364           159        5.41%
     Total earning assets ........        96,456          5,457         7.48%     87,706         4,982        7.53%
     Non-interest earning assets .         8,144                                   8,486
     Allowance for possible
       loan losses ...............          (646)                                   (481)
     Total Assets ................     $ 103,954                               $  95,711

                                                  Comparative Average
                                                    Balance Sheets

                                            Nine Months Ended September 30,

                                                           1997                                 1996
                                       --------------------------------------- --------------------------------------
                                                                        Average                              Average
                                                         Interest        Rates                                Rates
                                           Average        Income/        Earned/  Average      Income         Earned/
                                           Balance        Expense         Paid    Balance      Expense         Paid
                                           -------        -------         ----    -------      -------         ----
(Dollars in Thousands)
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   NOW deposits .........................  $ 12,346      $    176         1.89%  $ 11,786          164        1.85%
   Savings deposits .....................    27,574           518         2.49%    26,986          502        2.49%
   Money market deposits ................     3,541            59         2.21%     3,929           65        2.21%
Time deposits ...........................    37,315         1,509         5.40%    31,268        1,259        5.22%
   Subordinated debt ....................         0                                     0
           Total interest bearing
              liabilities ...............    80,776         2,262         3.72%    73,969        1,990        3.60%

                                                  Comparative Average
                                                    Balance Sheets

                                            Nine Months Ended September 30,
                                                     (continued)



                                                           1997                                 1996
                                       --------------------------------------- --------------------------------------
                                                                        Average                              Average
                                                         Interest        Rates                                Rates
                                           Average        Income/        Earned/  Average      Income         Earned/
                                           Balance        Expense         Paid    Balance      Expense         Paid
                                           -------        -------         ----    -------      -------         ----
(Dollars in Thousands)
Non-interest bearing liabilities:
    Demand Deposits .....................  $ 14,515                              $ 12,935
    Other liabilities ...................       781                                 1,142
Total non-interest bearing
    liabilities .........................    15,296                                14,127
    Shareholders' equity ................     7,882                                 7,615

    Total liabilities and
    shareholders' equity ................  $103,954                              $ 95,711

    Net interest differential ...........                $  3,195                             $  2,992
    Net yield on interest-earning
      assets ............................                                 4.37%                               4.49%

Net-Interest Income. The net effect of the changes in interest income and interest expense for the third quarter of 1997 was an increase of $114 thousand, or 11.4%, in net interest income as compared to the third quarter of 1996. The net interest spread, on a fully taxable equivalent basis, declined 6 basis points from the same period last year.

Net interest income for the nine months ended September 30, 1997, increased by $203 thousand, or 6.8%, over the same period last year. The net interest spread over the nine month period decreased 12 basis points.

Provision for Loan Losses. For the three months ended September 30, 1997, the provision for possible loan losses was equal to the provision for the same period last year, $45 thousand. The provision for possible loan losses was $195 thousand for the nine months ended September 30, 1997, as compared to $85 thousand for the same period last year. The amount of the loan loss provision was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market area. Upon this review, it was determined during the first half of 1997 that the provision should be increased in light of the growth experienced in the Company's loan portfolio as well as management's strategy of seeking additional commercial lending opportunities.

Non-Interest Income. For the third quarter of 1997, total non-interest income increased $10 thousand, or 6.4%, over the comparable period of 1996 due primarily to a gain of $6 thousand on the sale of an OREO property.

For the nine months ended September 30, 1997, non-interest income increased $32 thousand from the same period in 1996, due primarily to an increase from a gain on the sale of other real estate.

Non-Interest Expense. For the quarter ended September 30, 1997, non-interest expense increased $84 thousand from the same period last year. Salaries and employee benefits increased $47 thousand, or 10.7%, as salaries increased $28 thousand and employee benefits increased $19 thousand, reflecting normal salary and benefit increases. Furniture and equipment expense increased $17 thousand, or 22.7%, as a result of an increase in depreciation expense of $9 thousand and an increase in maintenance and repair costs of $7 thousand. This is primarily attributable to the addition of an ATM at Sussex County Community College, an upgrade to the ATM at the Company`s Andover branch, the addition of a voice response unit and upgrade's to the Company's data processing systems. Other expenses increased by $18 thousand, or 7.2%, as a result of an increase of $9 thousand in Audit & Examination costs, and an increase in legal expense of $20 thousand related to the formation of the holding company offset by decreases in FDIC insurance premiums in 1997 and a reduction in New Jersey Corporate Business Taxes resulting from lower levels of taxable income.

For the nine months ended September 30, 1997, non-interest expense increased $133 thousand, or 4.9%, from the same period last year. Salaries and employee benefits increased $125 thousand, or 9.7%; salaries and wages increased $88 thousand and employee benefits increased $37 thousand. Furniture and equipment expense increased $42 thousand, or 17.1%, as a result of additions to the Company's ATM network and upgrades in the Company's data processing systems. Other expenses decreased $38 thousand. This includes a reduction in FDIC assessments and in Corporate Business Taxes.

Income Taxes. Income tax expense decreased $25 thousand to $244 thousand for the nine months ended September 30, 1997 as compared to $269 thousand for the same period in 1996. The decrease in income taxes resulted from lower levels of taxable income during the first nine months of 1997.

                               FINANCIAL CONDITION

               September 30, 1997 as compared to December 31, 1996

Total assets at September 30, 1997 increased $8.2 million, or 8.1%, to $110 million from $101.8 million at December 31, 1996. Increases in total assets included increases of $3.4 million in Federal Funds sold, $2.5 million in total securities and $3.3 million in total loans. This was offset by a decrease of $772 thousand in cash and due from banks, premises and equipment, other real estate, intangible assets and all other assets.

Total loans at September 30, 1997 increased $3.3 million, or 5.1% from year-end 1996 to $68.8 million. Commercial and industrial loans increased $710 thousand from December 31, 1996 and residential and commercial real estate increased by $1.8 million from December 31, 1996 to $63 million at September 30, 1997.

The following schedule presents the components of loans, by type, for each of the periods presented.

                                        September 30,             December 31,
                                             1996                    1997
                                     --------------------    --------------------
                                      Amount      Percent     Amount      Percent
                                      ------      -------     ------      -------
                                                (Dollars in Thousands)

Commercial and industrial ......     $ 2,527       3.67%     $ 1,817        2.75%
Real Estate:
     Non-residential properties       10,691      15.55%       9,603       14.75%
     Residential properties ....      52,209      75.88%      51,572       78.75%
Construction ...................         652        .95%         381
                                                                            0.60%
Lease financing ................         182        .26%           0
                                                                               0
Consumer .......................       2,543       3.69%       2,091
                                     -------     ------      -------      ------
                                                                            3.15%
Total Loans ....................     $68,804     100.00%     $65,464      100.00%
                                     =======     ======      =======      ======


As September 30, 1997, Federal Funds sold increased by $3.4 million to $7.7 million from $4.3 million at December 31, 1996. The increases in Federal Funds sold reflected the Company's deposit portfolio increasing faster than loan demand and management's strategy to keep these excess funds liquid to insure sufficient funds to fund future loan demand. Subsequent to September 30, 1997, these excess funds have been invested in investment securities available for sale to increase the Company's yields.

At September 30, 1997, total deposits increased to $100.9 million, an increase of $8 million, or 8.6%, over total deposits at December 31, 1996. The increases in the Company's total deposit portfolio include an increase of $1.4 million in time deposits, $3.6 million in savings deposits and $3 million in demand deposits. The increase in time deposits reflects the results of certain time deposit promotion rates offered in the second half of 1996 and the first half of 1997 on new products offered by the Company, such as an IRA Certificate of Deposit. Increases in savings deposits and demand deposits reflect the offering of a new savings product, a statement savings account, and the Company's emphasis of commercial relationships, which increased demand deposits.

The following schedule presents the components of deposits, for each period presented.

                                    September 30, 1997         December 31, 1996
                                   --------------------     ---------------------
                                     Amount        %          Amount         %
Balance Deposits:
  NOW deposits ...............     $ 12,475      12.35%     $ 12,058       13.00%
  Savings deposits ...........       30,104      29.85%       26,502       28.50%
  Money market deposits ......        3,324       3.30%        3,693        4.00%
  Time deposits ..............       38,134      37.82%       36,829       39.65%
  Demand deposits ............       16,828      16.68%       13,807       14.85%
                                                ------      --------      ------

Total interest-bearing
 liabilities .................     $100,865     100.00%     $ 92,889      100.00%
                                   ========     ======      ========      ======

ASSET QUALITY

At September 30, 1997, non-performing loans of $232 thousand decreased by $703 thousand, as compared to December 31, 1996. Of the decrease in non-performing loans, $481 thousand was in real estate loans which were restored to performing status. The balance of the decrease was in commercial loans. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides information regarding risk elements in the loan portfolio:

                                                 September 30     December 31
                                                     1997             1996
                                                     ----             ----
Non-accrual loans ............................    $    232         $    935
Non-accrual loans to
   total loans ...............................        0.34%            1.40%
Non-performing assets
   to total assets ...........................        0.21%            0.91%
Allowance for possible
  loan losses as a percentage of
  non-performing loans .......................       312.5%           56.00%

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

At September 30, 1997, the allowance for possible loan losses was $725 thousand, up 33.8% from the $542 thousand at year-end 1996. Net charge-offs for the first half of 1997 were $13 thousand.

LIQUIDITY MANAGEMENT

At September 30, 1997, the amount of liquid assets remain at a level management deems adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs can be satisfied.

At September 30, 1997, liquid investments totaled $12 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity increased $487 thousand to $8,369,000 at September 30, 1997 from the $7,882,000 at December 31, 1996. The increase was due primarily to net income of $457 thousand for the first nine months of 1997 and an increase in the net unrealized gains on securities available for sale, net of tax. The increase was offset by a cash dividend of $187 thousand.

At September 30, 1997, each of the Company and the Bank exceeded the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 1997 for both the Company and the Bank as well as the minimum regulatory requirements.

                        Amount          Ratio            Amount                      Minimum Ratio
                        ------          -----            ------                      -------------
     The Company

     Leverage         $7,544,000         7.26%         $3,358,000 - 5,146,000           3-5%
     Capital



     Tier 1 -         $7,544,000        12.36%         2,040,000                         4%
     Risk Based

     Total            $8,269,000        13.55%         4,081,000                         8%
     Risk-Based

     The Bank

     Leverage         $7,544,000         7.26%         3,358,000 - 5,146,000            3-5%
     Capital

     Tier 1           $7,544,000        12.36%         2,040,000                         4%
     Risk-Based

     Total            $8,269,000        13.55%         4,081,000                         8%
     Risk-Based

                           Part II Other Information


Item 1   Legal Proceedings

         The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2   Changes in Securities

         Not applicable

Item 3   Defaults Upon Senior Securities

         Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5   Other Information

         Not applicable

Item 6   Exhibits and Report on form 8-K

         (a)       Exhibits

                      Number                             Description
                      ------                             -----------

                        27                           Financial Data Schedule

         (b)   Reports on Form 8-K

                 None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                            SUSSEX BANCORP


Date:   November 10, 1997                         By:  /s/  Candace A. Leatham
                                                       -----------------------
                                                       CANDACE A. LEATHAM
                                                       Senior Vice President and
                                                       Chief Financial Officer