Form 10KSB
period 1997-12-31
SUSSEX BANCORP
filed 1998-03-30
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission file number 0-29030


                                 SUSSEX BANCORP
--------------------------------------------------------------------------------
         (Name of small business issuer as specified in its charter)

              New Jersey                                      22-3475473
      (State of other jurisdiction                        (I.R.S. employer
      of incorporation or organization)                  identification no.)

  399 Route 23, Franklin, New Jersey        07416             (973) 827-2914
(Address of principal executive offices)  (Zip Code)  (Issuer's Telephone Number
                                                      Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of Each Class                    Name of Exchange on Which Registered
Common Stock, no par value                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None.

         Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 27, 1998, was $13,564,325.

         The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 27, 1998, was 700,749.

         For the fiscal year ended December 31, 1997, the Issuer had total revenues of $8,127,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


                      10-KSB Item                       Document Incorporated
                      -----------                       ---------------------

Item 6.           Management's Discussion            Registrant's Annual Report
                  and Analysis or Plan of            to Shareholders, under the
                  Operation                          caption "Management's
                                                     Discussion and Analysis
                                                     of Financial Conditions and
                                                     Results of Operation"

Item 7.           Financial Statements               Registrant's Annual Report
                                                     to shareholders under the
                                                     caption "Consolidated
                                                     Financial statements"

Item 9.           Directors and Executive            Proxy Statement for 1998
                  Officers of the                    Annual Meeting of
                  Company;  Compliance               Shareholders to be filed
                  with Section 16(a) of              no later than April 29,
                  the Exchange Act.                  1998.

Item 10.          Executive Compensation             Proxy Statement for 1998
                                                     Annual Meeting of
                                                     Shareholders to be filed
                                                     not later than April 29,
                                                     1998.

Item 11.          Security Ownership of              Proxy Statement for 1998
                  Certain Beneficial                 Annual Meeting of
                  Owners and Management              Shareholders to be filed
                                                     no later than April 29,
                                                     1998.

Item 12.          Certain Relationships              Proxy Statement for 1998
                  and Related                        Annual Meeting of
                  Transactions                       Shareholders to be filed
                                                     no later than April 29,
                                                     1998

                                     PART I

ITEM 1:    Description of Business

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

         The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The bank operates from its main office at 399 Route 23, Franklin, New Jersey 07416, and its six branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague,. New Jersey; 172 Woodport Road, Sparta, New Jersey; 455 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; and 165 Route 206, Andover, New Jersey.

         The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Company are located at 399 Route 23, Franklin, New Jersey 07416, and the telephone number is (973) 827-2914.

Business of the Company

         The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The
Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the Sussex County, New Jersey trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

Service Area

         The Company's service area primarily consists of the Sussex County, New Jersey market, although the Company makes loans throughout New Jersey. The Company operates its main office in Franklin, New Jersey and six branch offices in Vernon, Montague, Sparta, Wantage, Newton and Andover, New Jersey

Competition

         The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in he Company's service area. Certain of theses institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer.

         Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Company's service area, customers and business.

Employees

         At December 31, 1997, the Company employed 68 full-time employees and 11 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.


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

General

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

         The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

         Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

Capital Adequacy Guidelines for Bank Holding Companies

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

         The risk-based guidelines apply on a consolidate basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less that $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non-bank activity involving significant leverage; or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier 1", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighing. Short term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancelable commitments have a 0% risk-weighing.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters. Insurance of Deposits

         The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the "Deposit Act"), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.3 basis points of assessed deposits.

Dividend Rights

         Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

ITEM 2.   Description of Property

The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its six branch offices. The following table set forth certain information regarding the Company's properties as of December 31, 1997.

                                                                   DATE OF
           LOCATION                 LEASED OR OWNED           LEASE EXPIRATION
           --------                 ---------------           ----------------

      399 Route 23                        Owned                       N/A
      Franklin, New Jersey

      7 Church Street                     Owned                       N/A
      Vernon, New Jersey

      266 Clove Road                      Leased                  April, 2002
      Montague, New Jersey

      172 Woodport Road                   Leased                September, 1998
      Sparta, New Jersey

      455 Route 23                        Owned(1)                    N/A
      Wantage, New Jersey

      15 Trinity Street                   Owned                       N/A
      Newton, New Jersey

      165 Route 206                       Owned                       N/A
      Andover, New Jersey


(1) The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.


ITEM 3.    Legal Proceedings

         The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company of the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operation of the Company or the Bank.


ITEM 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 1997.

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters

         Historically,  there  has been no  established  public  market  for the
common   stock  of  the   Company,   which  was   periodically   traded  in  the
over-the-counter market through the "pink sheets" published by the National Quotation Bureau, Inc. However, commencing February 20, 1998, the Common Stock began trading on the American Stock Exchange, closing at $22.25 at the close of the first day's trading. As of December 31, 1997, the Company had approximately 696 holders of record of the Common Stock.

         The Company, may pay dividends as declared from time to time by the Company's Board of Directors out of funds legally available therefore, subject to certain restrictions. Since dividends from the Bank will be the Company's sole source of income, any restriction on the Bank's ability to pay dividends will act as a restriction on the Company's ability to pay dividends. Under the Banking Act, no cash dividend may be paid by the Bank unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the surplus of the Bank. In addition, the Bank cannot pay dividends in such amounts as would reduce its capital below the regulatorily imposed minimums.

         During fiscal 1997, the Company paid quarterly cash dividends of $0.06, $0.10, $0.11 and $0.13 per share for an annual dividend payout ratio of 39%. During fiscal 1996, the Company paid quarterly cash dividends of $0.00, $0.11, $0.12, and $0.13 per share, an annual dividend payout ration of 46%. In addition, the Company declared and paid a 2% Common Stock dividend during 1997, and a 3% Common Stock dividend during 1996.


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


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective upon the completion of the audit of its 1997 financial statements, the Registrant will replace Arthur Andersen, LLP ("Andersen"), its current independent auditors, with Radics & Co., LLP, who will conduct the audit of the Company's financial statements commencing with the 1998 fiscal year. The decision to change auditors was recommended by the Audit Committee and was approved by the Company's Board of Directors. For the fiscal years ended December 31, 1996 and 1995 and up to the date of this report, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 1997 and 1996 expressed an unqualified opinion.


ITEM 9.    Directors and Executive Officers of the Registrant; Compliance with
           Section 16(a)


         Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 1998.

         The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                      Principal Occupation
Name, Age and Position         Officer Since (1)      During Past Five Years
----------------------         -----------------      ----------------------
Candace A. Leatham, 43              1984              Senior Vice President and
Senior Vice President                                 Treasurer of the Bank
and Treasurer

--------------
(1) Includes prior service as an officer of the Bank.


ITEM 10.    Executive Compensation

         Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 1998 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.


ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 1998 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange commission no later than April 29, 1998.

ITEM 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1998 Annual
Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 1998.


ITEM 13.    Exhibits, List and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number   Description of Exhibits

         3(i)              Certificate of Incorporation of the Company (1)

         3(ii)             Bylaws of the Company(1)

         10(i)             1995 Incentive Stock Option Plan(1)

         10(ii)            1995 Stock Option Plan for Non-Employee Directors(1)

         10(iii)           1988 Non-Qualified Stock Option(1)

         13                Annual Report to Shareholders for the year ended
                           December 31, 1997.

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


                                                       SUSSEX BANCORP


                                                 By:   /s/Donald L. Kovach
                                                       -------------------
                                                       Donald L. Kovach
                                                       Chairman of the Board and
Dated:                                                 Chief Executive Officer



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

      NAME                                      TITLE                                    DATE
      ----                                      -----                                    ----
                                         Chairman of the Board and
/s/ Donald L. Kovach                     Chief Executive Officer                     March  , 1998
---------------------
Donald L. Kovach

                                         Treasurer (Principal
/s/ Candace A. Leatham                   Financial Officer and                       March  , 1998
-----------------------                  Principal Accounting
Candace A. Leatham                       Officer)


/s/ Irvin Ackerson                       Director                                    March  , 1998
-----------------------
Irvin Ackerson

/s/ William E. Kulsar                    Secretary and Director                      March  , 1998
---------------------
William E. Kulsar

/s/ Joel D. Marvil                       Director                                    March  , 1998
---------------------
Joel D. Marvil

/s/ Richard Scott                        Director                                    March  , 1998
-----------------------
Richard Scott

/s/ Joseph Zitone                        Director                                    March  , 1998
-----------------------
Joseph Zitone