Form 10QSB
period 1998-03-31
SUSSEX BANCORP
filed 1998-05-15
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

As of April 30, 1998 there were 700,749 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

                                                      March 31,      December 31,
                                                        1998             1997
                                                     ---------        ---------
ASSETS

Cash and Due from Banks ......................       $   4,457        $   5,793
Federal Funds Sold ...........................          20,100            7,875

Securities:
  Available for Sale, at Market Value ........          23,124           26,600
  Held to maturity ...........................           2,480            2,706
                                                     ---------        ---------
      Total Securities .......................          25,604           29,306

Loans (Net of Unearned Income) ...............          68,632           68,035
   Less:  Allowance for Possible
          Loan Losses ........................             706              685
                                                     ---------        ---------
                  Net Loans ..................          67,926           67,350

Premises and Equipment, Net ..................           2,337            2,287
Other Real Estate ............................             -0-              -0-
Intangible Assets, Primarily
  Core Deposit Premiums ......................             766              787

           Other Assets ......................           1,030              859
                                                     ---------        ---------

         Total Assets ........................       $ 122,220        $ 114,257
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand ....................................          21,010           13,807
   Savings ...................................          46,294           47,884
   Time ......................................          45,444           38,971
                                                     ---------        ---------
         Total Deposits ......................         112,748          104,882

Other Liabilities ............................             640              789
                                                     ---------        ---------

         Total Liabilities ...................         113,388          105,671

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)
                                   (continued)

                                                      March 31,      December 31,
                                                        1998             1997
                                                     ---------        ---------
Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   700,749 in 1998 and
   698,959 in 1997, respectively .............           5,476            5,412
Retained Earnings ............................           3,344            3,162
Treasury Stock ...............................              (2)              (2)
Net Unrealized Gain on Securities
   Available for Sale,
   net of income taxes .......................              14              (14)
                                                     ---------        ---------
Total Stockholders' Equity ...................           8,832            8,586

Total Liabilities and
   Stockholders' Equity ......................       $ 122,220        $ 114,257
                                                     =========        =========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1998           1997
                                                         --------       --------
INTEREST INCOME
   Interest and Fees on Loans ....................       $  1,384       $  1,344

Interest on Securities:
    Taxable ......................................            404            345
    Exempt from Federal Income Tax ...............             19              9
Interest on Federal Funds Sold ...................            144             57
                                                         --------       --------
         Total Interest Income ...................          1,951          1,755

INTEREST EXPENSE Interest on Deposits:
    Interest on Savings Deposits .................            266            242
    Interest on Time Deposits ....................            565            489
                                                         --------       --------
         Total Interest Expense ..................            831            731

    Net Interest Income ..........................          1,120          1,024
    Provision for Possible
      Loan Losses ................................             21             75
                                                         --------       --------
    Net Interest Income After
       Provision for Possible Loan Losses ........          1,099            949

NON-INTEREST INCOME
    Service charges
       on Deposit Accounts .......................            124            126
    Other Income .................................             59             39
                                                         --------       --------
         Total Non-interest Income ...............            183            165

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)
                                  (continued)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1998           1997
                                                         --------       --------
NON-INTEREST EXPENSE
    Salaries and Employee Benefits ...............            511            464
    Occupancy Expense, Net .......................             92             94
    Furniture and Equipment Expense ..............             95             90
    Data Processing Expense ......................             18             16
    Amortization of Intangibles ..................             21             21
    Other Expenses ...............................            262            242
                                                         --------       --------
         Total Non-Interest Expense ..............            999            927

Income Before Provision for Income Taxes .........            283            187
Provision for Income Taxes .......................            101             63
                                                         --------       --------
         Net Income ..............................       $    182       $    124
                                                         ========       ========

Basic Net Income Per Common Share ................       $   0.26       $   0.18

Diluted Net Income Per Common Share ..............       $   0.25       $   0.17
                                                         ========       ========

Weighted Average Shares Outstanding ..............        699,433        675,051



                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)




                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1998           1997
                                                         --------       --------
Net Income ..........................................    $    182       $    124

Other comprehensive income,
   net of tax
      unrealized loss on available-for-sale
      securities ....................................          19             46
                                                         --------       --------
Comprehensive Income ................................    $    201       $    78
                                                         ========       =======





                 See Notes to Consolidated Financial Statements

                                                 SUSSEX BANCORP
                                      CONSOLIDATED STATEMENT OF CHANGES IN
                                              STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                               Unrealized
                                                                              Gain (Loss) on          Total
                                        Common      Retained      Treasury     on Securities       Stockholders
                                        Stock       Earnings        Stock    Available for Sale       Equity
                                        -----       --------        -----    ------------------       ------
Balance December 31, 1997 .....        $5,412        $3,162        $   (2)        $   14              $8,586

Net Income for the Period .....           182           182
Shares issued through
  dividend reinvestment plan ..            35            35
Stock Option Exercised ........            29            29
Change in unrealized gain on
  securities available for sale             1             1

                                       ------        ------        ------         ------              ------
Balance March 31, 1998 ........        $5,476        $3,344        $   (2)        $   15              $8,833



                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March
                                                         ----------------------
                                                             1998          1997
                                                         --------      --------
Cash Flows from Operating Activities:
    Net Income .....................................     $    182      $    124

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:

Depreciation and Amortization of Premises
    and Equipment ..................................           80            66

Amortization of Intangible Assets ..................           21            20

Premium amortization (discount accretion)
    of securities, net .............................           14            12

Provision for Possible Loan Loses ..................           21            75

Accretion of Loan origination and
    commitment fees, net ...........................           12             6

Deferred Federal income tax benefit
    (increase) .....................................           49           101

Decrease (Increase) in Accrued Interest
    Receivable .....................................         (100)         (208)

Decrease (Increase) in Other Assets ................          (70)         (123)

Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................         (149)         (124)
                                                         --------      --------

       Net Cash Provided by Operating Activities ...     $     60      $    (51)

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Paydowns .......          857            96
       Proceeds from Sales/Calls Prior to Maturity .        5,000          --
       Purchases ...................................       (2,390)         --
    Securities Held to maturity:
       Proceeds from Maturities ....................          295          --
       Purchases ...................................          (70)         (295)
    Net Increase in Loans Outstanding ..............         (597)       (1,412)
    Capital Expenditures ...........................         (130)         (101)
    Net Increase in Other Real Estate ..............         --              17
                                                         --------      --------

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                            Three Months Ended
                                                                  March
                                                         ----------------------
                                                             1998          1997
                                                         --------      --------
       Net Cash Provided by (used in)
         Investing Activities ......................     $  2,965      $ (1,695)

    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits ......        7,881         1,230
    Payment of dividends ...........................         --             (40)

    Net Cash (used in) Provided by
            Financing Activities ...................     $  7,881      $  1,190

         Net increase (Decrease) in Cash and
           Cash Equivalents ........................       10,906          (556)

          Cash and Cash Equivalents,
           Beginning of Period .....................       13,568         8,964

          Cash and Cash Equivalents,
           End of  Period ..........................     $ 24,474      $  8,408
                                                         ========      ========

                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at March 31, 1998. The Bank operates seven banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

    The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1997.

2.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                March 31, 1998              December 31, 1997
                                           -----------------------       ----------------------
                                           Amortized        Market       Amortized        Market
                                             Cash           Value          Cash           Value
                                            -------        -------        -------        -------
Securities Available
  For Sale -
    U. S. Treasury Securities ......        $ 7,544        $ 7,559        $ 8,049        $ 8,049
    U. S. Government
         Backed Securities .........         15,555         15,565         18,529         18,551
                                            -------        -------        -------        -------

        Total ......................        $23,099        $23,124        $26,578        $26,600

Securities Held to Maturity -

           Obligations of State and
           Political Subdivisions ..          1,787          1,791          2,082          2,089
           Other Debt Securities ...            693            693            624            624
                                            -------        -------        -------        -------

                               Total          2,480          2,484          2,706          2,713

                 Total Securities ..        $25,579        $25,608        $29,284        $29,313
                                            =======        =======        =======        =======

4.  Recently Issued Accounting Pronouncements

    The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130") effective March 31, 1998. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale. Statement 130 became effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are reclassified to reflect application of the provisions of the statement.

                         SUSSEX BANCORP AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months Ended March 31, 1998 and March 31, 1997.

                                    OVERVIEW

The Company realized net income of $182 thousand for the first quarter of 1998, a increase of $58 thousand, or 46.8% from the $124 thousand reported for the same period in 1997. Basic earnings per share were $.26 for the quarter ended March 31, 1998 as compared to $.18 for the prior period, and diluted earnings per share were $0.25 and $0.17 for the periods ended March 31, 1998 and 1997 respectively.

Interest Income. Total interest income increased $196 thousand, or 11.2%, to $2 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. This growth in interest income is the result of a $13.3 million increase in earning assets over the comparable period of last year, partially offset by a decrease in the average yield on total earning assets to 7.28% during the quarter compared to 7.48% during the quarter ended March 31, 1997. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization and cash flows from called and maturing investment securities being reinvested at lower current market rates of interest, as well as the Company's decision to offer lower rate products in its efforts to retain its market share.

Interest Expense. Interest expense on deposits increased $101 thousand, or 13.8%, during the current quarter compared to the comparable quarter a year ago. The average balance of interest bearing deposits increased $8.3 million, or 10.4%, for the quarter ended March 31, 1998 over the comparable quarter in the prior year. This growth is primarily the result of the Company marketing a Certificate of Deposit which was not being offered by its competitors. The average cost of the interest-bearing deposits increased to 3.78% during the current quarter, from 3.73% during the comparable quarter in the prior year.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 1998 and 1997. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                                                                      Comparative Average
                                                                        Balance Sheets

                                                                  Three Months Ended March 31,
                                            ---------------------------------------------------------------------
                                                         1998       Average                   1997       Average
                                                        Interest      Rates                                Rates
                                             Average     Income/     Earned/     Average      Income      Earned/
                                             Balance     Expense      Paid       Balance      Expense      Paid
                                             -------     -------      ----       -------      -------      ----
                                                                    (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income)............................    $ 68,549    $  1,384      8.08%    $ 66,208        $1,344       8.09%
     Tax exempt securities..............       1,906          19      4.21%         829             9       5.85%
     Taxable investment securities..          26,462         404      6.11%      22,537           345       6.09%
     Interest bearing deposits..........          86           1      4.65%           0             0       0.00%
     Federal Funds sold.................      10,305         144      5.59%       4,446            57       5.26%
     Total earning assets...............     107,308       1,952      7.28%      94,020         1,755       7.48%
     Non-interest earning assets........       8,133                              8,388
Allowance for possible
       loan losses......................        (697)                              (602)
           Total Assets.................    $114,744                           $101,806

                                                                      Comparative Average
                                                                        Balance Sheets

                                                                  Three Months Ended March 31,
                                            ---------------------------------------------------------------------
                                                         1998       Average                   1997       Average
                                                        Interest      Rates                                Rates
                                             Average     Income/     Earned/     Average      Income      Earned/
                                             Balance     Expense      Paid       Balance      Expense      Paid
                                             -------     -------      ----       -------      -------      ----
                                                                    (Dollars in Thousands)
Liabilities and Shareholders'  Equity
  Interest bearing liabilities:
    NOW deposits.......................     $12,951     $     61       1.88%  $ 12,578         $     59     1.90%
    Savings deposits...................      26,680          179      2.50%     26,625              164     2.50%
    Money market deposits .............       4,347           26       2.39%     3,529               19     2.30%
Time deposits .........................      41,953          566       5.40%    36,947              489     5.46%

           Total interest bearing
              liabilities .............      87,931          832       3.78%    79,679              731     3.73%


Non-interest bearing liabilities:
    Demand Deposits ...................    $ 17,517                           $ 13,286
    Other liabilities .................         915                                939
Total non-interest bearing
    liabilities........................      18,432                             14,225
    Shareholders' equity ..............       8,381                              7,902
    Total liabilities and shareholders'
       equity..........................    $114,744                           $101,806
    New interest differential .........                 $  1,120                               $  1,992
    Net yield on interest-earning
       assets .........................                                4.22%                                4.32%


Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1998 was $21 thousand compared to $75 thousand for the same period last year. The decrease in the provision for loan losses reflects management's judgments concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb those risks. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods as may be necessary.

Other Income. The Company's other income is primarily generated through service charges on deposit accounts. The Company's other income increased from $165 thousand for the quarter ended March 31, 1997 to $183 thousand for the quarter ended March 31, 1998. This increase was primarily attributable to a $20 thousand increase in income from the sale of non-deposit products, primarily mutual funds.

Income Taxes. Income tax expense increased $38 thousand to $101 thousand for the first quarter of 1998 compared to $63 thousand for the same period in 1997. The increase in income taxes resulted from higher levels of taxable income in 1998.

                               FINANCIAL CONDITION

                 March 31, 1998 as compared to December 31, 1997

Total assets increased to $122.2 million, an $8.0 million, or 7% increase from total assets of $114.3 million at December 31, 1997. There were increases of $12.2 million in Federal Funds sold, $597 thousand in total loans, and $200 thousand in all other assets, which consists of premises and equipment, other real estate, intangible assets, and other assets. This was offset by decrease $1.3 million in cash and due from banks.

Total loans at March 31, 1998 increased $597 thousand to $68.6 million at March 31, 1997. Within the portfolio, commercial and industrial loans increased $323 thousand, or 13% from December 31, 1997 to $2.8 million at March 31, 1998.

The following schedule presents the components of loans, net of unearned income, by type, for each periods presented.

                                                  March 31                    December 31
                                                   1998                          1997
                                           -----------------------      -----------------------
                                           Amount       Percent          Amount          Percent
                                                          (Dollars in Thousands)


Commercial and industrial...............    $2,822         4.11%         $ 2,499           3.75%
   Real Estate non residential
     properties.........................    10,889        15.87%          10,665          15.87%
     Residential properties.............    51,042        74.37%          51,257          75.30%
 Construction ..........................     1,018         1.48%             877           1.30%
Lease financing ........................       166         0.24%               0              0
 Consumer ..............................     2,695         3.93%           2,765           4.06%
                                           -------       ------          -------         ------
 Total Loans ...........................   $68,632       100.00%         $65,464         100.00%
                                           =======       ======          =======         ======

Federal funds sold increased by $12.2 million over December 31, 1997. The increase is attributable both to the short term investment of a public deposit received by the Bank and cash from prepayments and repayments in the investment portfolio exceeding new loan demand. Subsequent to March 31, 1998, the Company reinvested this excess cash in new investment securities.

Total average deposits increased $10 million, or 10.10%. Time deposits over $100,000 increased by $5.4 million, savings deposits increased by $270 thousand and demand deposits increased by $2.9 million. Management continues to monitor the shift in deposits through its Asset/Liability committee.

The following schedule presents the components of deposits, for each periods presented.

                                                  March 31, 1998               December 31, 1997
                                             -----------------------       ----------------------
                                              Average                       Average
                                              Amount           %            Amount             %
                                             --------        ------        --------        ------

NOW deposits ...........................     $ 12,863         11.92%       $ 12,593         12.85%
  Savings deposits .....................       28,754         28.64%         28,109         28.67%
  Money market deposits ................        4,324          4.00%          3,580          3.65%
  Time deposits ........................       43,253         40.07%         37,874         38.63%
  Demand deposits ......................       18,749         17.37%         15,886         16.20%
                                             --------        ------        --------        ------

    Total interest-bearing liabilities .     $107,943        100.00%       $ 98,042        100.00%
                                             ========        ======        ========        ======

ASSET QUALITY

At March 31, 1998, non-performing loans decreased $121 thousand, as compared to December 31, 1997. The decrease was attributable to real estate loans which were restored to performing status. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides an analysis of non-performing loans and assets:

                                         March 31                 December 31
                                           1998                       1997
                                           ----                       ----

Non-accrual loans....................    $   609                    $    730
Non-accrual loans to
   total loans.......................       .89%                        1.07%
Non-performing assets
   to total assets...................       .50%                         .64%
 Allowance for possible
  loan losses as a percentage of
  non-performing loans...............     86.26%                       93.80%

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

At March 31, 1998, the allowance for possible loan loses was $706 thousand, up 3.07% from the $685 thousand at year-end 1997. There were no net charge-offs during the first quarter of 1998.

LIQUIDITY MANAGEMENT

At March 31, 1998, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 1998, liquid investments totaled $20 million, and all mature within 30 days.

CAPITAL RESOURCES

Total Stockholders' equity increased $246 thousand to $8.8 million at March 31, 1998 from $8.6 million at year end 1997. The increase was due primarily to net income of $182 thousand for the first three months of 1998.

At March 31, 1998, both the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 1998 for both the Company and the Bank as well as the minimum regulatory requirements.

                                              Regulatory
                                Amount          Ratio           Amount         Minimum Ration
                                ------          -----           ------         --------------
The Company
Leverage Capital                8,066            7.03%           3,442               3,5%
Tier 1 - Risk Based             8,066           14.26%           2,263                 4%
Total Risk-Based                8,772           15.50%           4,526                 8%

The Bank
Leverage Capital                7,739            6.79%           3,419               3-5%
Tier 1 Risk-Based               7,739           13.86%           2,234                 4%
Total Risk-Based                8,437           15.11%           4,468                 8%


                                     PART II


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

    Not applicable

Item 3    Defaults Upon Served Securities

    Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5    Other Information

    Not applicable

Item 6    Exhibits and Report on form 8-K

    (a)  Exhibits

           Number            Description

           27                Financial Data Schedule

    (b)   Reports on Form 8-K

            Date of Event                   Event Reported
            -------------                   --------------

          January 23, 1998    Item  4 - The  Registrant  reported  that  it  had
                              replaced its prior  independent  auditors,  Arthur
                              Anderson, L.L.P., with Radics & Co., L.L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SUSSEX BANCORP



Date: May 15, 1998                                By:  /s/  Candace A. Leatham
                                                       -------------------------
                                                       CANDACE A. LEATHAM
                                                       Senior Vice President and
                                                       Chief Financial Officer