Form 10QSB
period 1998-06-30
SUSSEX BANCORP
filed 1998-08-14
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                         Commission file number 0-29030


                                 SUSSEX BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                             22-3475473
-------------------------------                             -------------------
(State of other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                             Identification No.)

399 Route 23, Franklin, New Jersey                                07416
-----------------------------------                            ----------
(Address of principal executive offices)                       (Zip Code)


         (Issuer's telephone number, including area code) (973) 827-2914
                                                          --------------

                                      N/A
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No  [   ]

As of August 3, 1998 there were 706,375 shares of common stock, no par value, outstanding.

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

Item 6.    Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                             June 30, 1998   December 31, 1997
------                                             -------------   -----------------
Cash and Due from Banks ......................       $   4,029        $   5,793
Federal Funds Sold ...........................          16,525            7,875

Securities:
  Available for Sale, at Market Value ........          28,433           26,600
  Held to maturity ...........................           2,750            2,706
                                                     ---------        ---------
      Total Securities .......................          31,183           29,306
Loans (Net of Unearned Income) ...............          68,409           68,035
   Less:  Allowance for Possible
          Loan Losses ........................             727              685
                                                     ---------        ---------
                  Net Loans ..................          67,682           67,350

Premises and Equipment, Net ..................           2,369            2,287
Other Real Estate ............................             -0-              -0-
Intangible Assets, Primarily .................             745              787
  Core Deposit Premiums
           Other Assets ......................           1,318              859
                                                     ---------        ---------
         Total Assets ........................       $ 123,851        $ 114,257
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand ....................................          19,232           13,807
   Savings ...................................          47,894           47,884
   Time ......................................          47,133           38,971
                                                     ---------        ---------
         Total Deposits ......................         114,259          104,882
Other Liabilities ............................             757              789
                                                     ---------        ---------
         Total Liabilities ...................         115,016          105,671

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)
                                   (continued)

                                                   June 30, 1998   December 31, 1997
                                                   -------------   -----------------
Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   706,375 in 1998 and
   693,563 in 1997, respectively .............           5,543            5,412
Retained Earnings ............................           3,320            3,162
Treasury Stock ...............................              (2)              (2)
Net Unrealized Gain on Securities
   Available for Sale,
   net of income taxes .......................             (26)             (14)
                                                     ---------        ---------
Total Stockholders' Equity ...................           8,835            8,586
Total Liabilities and
   Stockholders' Equity ......................       $ 123,851        $ 114,257
                                                     =========        =========

                 See Notes to Consolidated Financial Statements

                                            SUSSEX BANCORP
                                   CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands, Except Share Data)
                                              (Unaudited)


                                                         Three Months Ended        Six Months Ended
                                                              June 30                  June 30
                                                      ---------------------     ---------------------

                                                        1998         1997         1998         1997
                                                      --------     --------     --------     --------
INTEREST INCOME
   Interest and Fees on Loans ...................     $  1,382     $  1,361     $  2,766     $  2,705

Interest on Securities:
    Taxable .....................................          402          349          806          694
    Exempt from Federal Income Tax ..............           21            8           40           17
    Interest on Federal Funds Sold ..............          244           92          388          149
                                                      --------     --------     --------     --------
         Total Interest Income ..................        2,049        1,810     $  4,000     $  3,565

INTEREST EXPENSE Interest on Deposits:
       Interest on Savings Deposits .............          278          174          544          338
       Interest on Time Deposits ................          654          580        1,219        1,147
                                                      --------     --------     --------     --------
         Total Interest Expense .................          932          754        1,763        1,485

      Net Interest Income .......................        1,117        1,056        2,237        2,080
                                                      --------     --------     --------     --------
      Provision for Possible
          Loan Losses ...........................           21           75           42          150
                                                      --------     --------     --------     --------
      Net Interest Income After
         Provision for Possible Loan Losses .....        1,096          981        2,195        1,930

NON-INTEREST INCOME
      Trust Income ..............................            4            5            4            5
       Service charges on Deposit Accounts ......          122          129          246          255
       Other Income .............................           79           71          138          110
                                                      --------     --------     --------     --------
         Total Non-interest Income ..............          205          205          388          370

                                            SUSSEX BANCORP
                                   CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands, Except Share Data)
                                              (Unaudited)
                                              (continued)


                                                         Three Months Ended        Six Months Ended
                                                              June 30                  June 30
                                                      ---------------------     ---------------------

                                                        1998         1997         1998         1997
                                                      --------     --------     --------     --------
NON-INTEREST EXPENSE
      Salaries and Employee Benefits ............          539          458        1,050          922
      Occupancy Expense, Net ....................           88           87          180          181
      Furniture and Equipment Expens ............          110          106          205          196
      Data Processing Expense ...................           19           16           37           32
      Amortization of Intangibles ...............           20           21           41           42
      Other Expenses ............................          289          250          551          504
                                                      --------     --------     --------     --------
         Total Non-Interest Expense .............        1,065          938        2,064        1,877

Income Before Provision for Income Taxes ........          236          248          519          423
Provision for Income Taxes ......................           77           88          178          152
                                                      --------     --------     --------     --------
         Net Income .............................     $    159     $    160     $    341     $    271
                                                      ========     ========     ========     ========

   Net Income Per Common Share ..................     $   0.23     $   0.23     $    .49     $    .40
                                                      ========     ========     ========     ========

Weighted Average Shares Outstanding .............      697,163      686,867      701,819      680,959

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                  (Unaudited)



                                                               Six Months Ended:
                                                                    June 30,
                                                               1998        1997
                                                              -----        ----

Net Income .............................................      $ 341       $ 271

Other comprehensive income,
    Net of tax
    Unrealized loss on available-for-sale Securities ...        (26)        (14)
                                                              -----       -----

Comprehensive income ...................................      $ 315       $ 257
                                                              =====       =====

                                                        SUSSEX BANCORP
                                             CONSOLIDATED STATEMENT OF CHANGES IN
                                                     STOCKHOLDERS' EQUITY
                                              (In Thousands, Except Share Data)
                                                         (Unaudited)

                                                                                          Unrealized
                                                                                        Gain (Loss) on             Total
                                       Common           Retained       Treasury            Securities           Stockholders
                                        Stock           Earnings         Stock         Available for Sale          Equity
                                        -----           --------         -----         ------------------          ------
Balance December 31, 1997               $5,412            $3,162          $(2)                $  14                $8,586
                                        ------            ------          ---                 -----                ------

Net Income for the Period                                    341                                                      341
Cash Dividend ($.26 per share)                              (183)                                                    (183)

Shares issued through
  dividend reinvestment plan                94                                                                         94
Stock Option Exercised                      37                                                                         37
Change in unrealized gain on
  securities available for sale                                                                                       (40)
                                        ------            ------          ---                 -----                ------


Balance June 30, 1998                   $5,543            $3,320         $(2)                $  (26)               $8,835



                      See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                   June
                                                            1998          1997
                                                         --------      --------
Cash Flows from Operating Activities:
    Net Income .....................................     $    341      $    271
Adjustments to reconcile net income to net cash
     provided by Operating Activities:
Depreciation and Amortization of Premises
    and Equipment ..................................          167           142
Amortization of Intangible Assets ..................           42            41
Premium amortization (discount accretion)
    of securities, net .............................          (40)           25
Provision for Possible Loan Loses ..................           42           150
Accretion of Loan origination and
    commitment fees, net ...........................          (69)           11
Deferred Federal income tax benefit
    (increase) .....................................          200            90
Decrease (Increase) in Accrued Interest
    Receivable .....................................         (149)         (149)
Decrease (Increase) in Other Assets ................         (310)          157
Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................          (32)         (239)
                                                         --------      --------
       Net Cash Provided by Operating Activities ...     $    192      $    499

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Paydowns .......        2,667           349
       Proceeds from Sales/Calls Prior to Maturity .        5,650          --
       Purchases ...................................      (10,216)         (506)
    Securities Held to maturity:
       Proceeds from Maturities ....................          489           618
       Purchases ...................................         (536)       (1,039)
    Net Increase in Loans Outstanding ..............         (306)       (2,539)
    Capital Expenditures ...........................         (249)         (172)
    Net Increase in Other Real Estate ..............            0           154
                                                         --------      --------
       Net Cash Provided by (used in)
         Investing Activities ......................     $ (2,501)     $ (3,135)
    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits ......        9,377         5,764
    Payment of dividends ...........................         (183)         (110)
                                                         --------      --------

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                             Six Months Ended
                                                                   June
                                                            1998          1997
                                                         --------      --------
    Net Cash (used in) Provided by
            Financing Activities ...................     $  9,194      $  5,654
         Net increase (Decrease) in Cash and
           Cash Equivalents ........................        6,885         3,018
          Cash and Cash Equivalents,
           Beginning of Period .....................       13,668         8,964
          Cash and Cash Equivalents,
           End of  Period ..........................     $ 20,553      $ 11,982
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The Company acquired the Bank and became its holding company on November 20,1996. The Bank is the only active subsidiary at June 30, 1998. The Bank operates seven banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3.  Securities

         The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                       June 30, 1998         December 31, 1997
                                     -------------------    -------------------
                                     Amortized    Market    Amortized     Market
                                       Cost        Value       Cost        Value
                                       ----        -----       ----        -----
Securities Available
  For Sale -
    U. S. Treasury Securities ..     $ 6,539     $ 6,549     $ 8,049     $ 8,049
    U. S. Government
    Mortgage Backed Securities .      21,939      21,883      18,529      18,551
                                     -------     -------     -------     -------
    Total Securities
       Available for Sale ......     $28,478     $28,432     $26,578     $26,600

Securities Held to Maturity -
    Obligations of State and
    Political Subdivisions .....     $ 2,058     $ 2,061     $ 2,082     $ 2,089
       Other Debt Securities ...         693         693         624         624
                                     -------     -------     -------     -------
      Total ....................     $ 2,751     $ 2,754     $ 2,706     $ 2,713
Total Securities ...............     $31,229     $31,186     $29,284     $29,313
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

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Three and Six Months Ended June 30, 1998 and June 30, 1997.

                                    OVERVIEW

The Company realized net income of $159 thousand for the second quarter of 1998, a decrease of $1 thousand from the $160 thousand reported for the same period in 1997. Basic earnings per share were $.23, the same as per share income for the prior year period, and diluted earnings per share were $ .22 for both the three month periods ended June 30, 1998 and 1997 respectively.


For the six months ended June 30, 1998, net-income was $341 thousand, an increase of $70 thousand, or 25.8% from the $271 thousand reported for the same period in 1997. Basic earnings per share were $ .49 and $ .40 for the six months ended June 30, 1998 and 1997, respectively, and diluted earnings per share were $ .48 and $ .39, respectively. Six month earnings for 1998 represent an increase over prior year earnings of 22.5%.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $239 thousand, or 13.2%, to $2.0 million for the quarter ended June 30, 1998 from $1.8 million for the same period in 1997. This was attributable to an increase in interest and fees on loans of $21 thousand, an increase in interest on Federal Funds sold of $152 thousand, and an increase in interest and dividends on securities of $66 thousand. The increase in interest income is primarily attributable to the $24.4 million increase in average interest earnings assets. The yield on average interest-earnings on a fully taxable equivalent basis decreased 17 basis points from 7.41% for the second quarter of 1997 to 7.24% for the second quarter of 1998. The decline in average yield reflects reinvestment of mortgage principal repayments and prepayments and amortization and cash flows from called and maturing investment securities being reinvested at lower current market rates of interest. The increase in interest earning assets reflects the Company's continued efforts to increase market share in its Sussex County, New Jersey trade area.

For the six months ended June 30, 1998, interest income increased $435 thousand, or 12.2%, from the $3.6 million reported for the same period in 1997. This growth in interest income is the result of a $22.1 million, or 23.1%, increase in the average balance of interest-earning assets over the comparable period of last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.30% during the six months ended June 30, 1998, compared to 7.45% during the same period in 1997. The decline in average yield reflects investment on securities at lower rates of interest. The reduced interest rates for the six month periods reflect the same factors as were present in the three month period.

Interest Expense. The Company's interest expense for the second quarter of 1998 increased $178 thousand, or 23.6%, to $932 thousand from $754 thousand for the same period last year. For the six months ended June 30, 1998 interest expense increased $277 thousand, or 18.7%, to 1.8 million from $1.5 million for the same period last year. The average balance of interest bearing deposits increased $11.8 million, or 14.5%, from the same period of 1997, with growth in time deposits the largest component of this increase. Interest on time deposits increased $278 thousand for the six months ended June 30, 1998 over the comparable period of 1997. The Company's average cost of funds increased to 3.28% for the second quarter from 3.15% for the second quarter in 1997, reflecting a change in the composition of the Company's deposit portfolio as average time deposits for the six months ended June 30, 1998 increased by $15.9 million compared to the six months ended June 30, 1997. This growth is primarily the result of an increase in the Company's public funds on deposit, representing time deposits over $100,000. The average cost of the interest-bearing deposits increased to 3.75% during the current period, from the 3.71% during the same period last year.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 1998 and 1997. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                                                                                Comparative Average
                                                                                    Balance Sheets

                                                                              Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                                1998                                             1997
                                            -----------------------------------------         --------------------------------------
                                                                              Average                                        Average
                                                              Interest         Rates                                         Rates
                                             Average          Income/         Earned/          Average         Income        Earned/
                                             Balance          Expense          Paid            Balance        Expense         Paid
                                             -------          -------          ----            -------        -------         ----


                                                (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income) ..........................     $  68,491           2,766          8.16%          $  66,853      $   2,705         8.07%
     Tax exempt securities ............         2,058              40          5.85%                793             17         6.11%
      Taxable investment securities ...        28,467             838          6.14%             22,499            694         6.16%
     Interest bearing deposits ........           100               3          4.65%                  0              0         0.00%
     Federal Funds sold ...............        18,681             388          5.86%              5,595            149         5.41%
     Total earning assets .............       117,797           4,025          7.30%             95,740          3,565         7.45%
     Non-interest earning assets ......         8,390                                             8,383
Allowance for possible
       loan losses ....................          (721)                                             (619)
           Total Assets ...............     $ 125,634                                         $ 103,511


Liabilities and Shareholders'  Equity
  Interest bearing liabilities:
   NOW deposits .......................     $  13,283       $     126          1.94%          $  12,516      $     117         1.90%
   Savings deposits ...................        30,097             366          2.64%             27,292            338         2.50%
   Money market deposits ..............         3,986              52          2.25%              3,598             40         2.24%
Time deposits .........................        49,236           1,218          5.39%             37,304            990         5.38%

           Total interest bearing
              liabilities .............        96,602           1,762          3.75%             80,710          1,485         3.71%


Non-interest bearing liabilities:
    Demand Deposits ...................     $  19,836                                         $  14,096
    Other liabilities .................           771                                               799
Total non-interest bearing
    liabilities .......................        20,607                                            14,895
    Shareholders' equity ..............         8,425                                             7,906
    Total liabilities and shareholders'
      equity...........................       125,634                                           103,511
                                           ==========                                         =========
    New interest differential .........                    $   2,263                                        $   2,080

    Net yield on interest-earning
       assets .........................                                        4.11%                                           4.32%

Net-Interest Income. The net effect of the changes in interest income and interest expense for the second quarter of 1998 was an increase of $61 thousand, or 5.8%, in net interest income as compared to the second quarter of 1997. The net interest spread, on a fully taxable equivalent basis, declined 32 basis points from the same period last year.

Net interest income for the six months ended June 30, 1998, increased by $157 thousand, or 7.5%, over the same period last year. The net interest spread decreased 22 basis points.

Provision for Loan Losses. For the three months ended June 30, 1998, the provision for possible loan losses was $21 thousand compared to the $75 thousand for the same period last year. The provision for possible loan losses was $42 thousand for the six months ended June 30,. 1998, as compared to $150 thousand for the same period last year. The decrease in the provision for loan losses reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks. In setting the provision, management considers the amount and type of lending being undertaken by the Company and economic conditions in the Company's trade area, among other factors. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods as may be necessary.

Non-Interest Income. For the second quarter of 1998, total non-interest income equaled the comparable period of 1997.

For the six months ended June 30, 1998, non-interest income increased $18 thousand from the same period in 1997, due primarily to fees generated by the sale of non-deposit products such as annuities and mutual funds.

Non-Interest Expense. For the quarter ended June 30, 1998, non-interest expense increased $127 thousand from the same period of 1997. Salaries and employee benefits increased $81 thousand, or 17.7%, as salaries increased $61 thousand and employee benefits increased $20 thousand, reflecting the addition of staff, normal salary increases and benefit increases from the increased cost to provide standard benefits. Furniture and equipment expense increased $4 thousand, or 3.8%, as a result of an increase in depreciation expense. Other expenses increased by $39 thousand, or 15.6%, as a result of increases in the costs to operate the Company's ATM network, increases in legal and professional fees and increase in filing fees attributable to listing on the American Stock Exchange.

For the six months ended June 30, 1998, non-interest expense increased $187 thousand, or 10.0%, from the same period last year. Salaries and employee benefits increased $128 thousand, or 13.9%; salaries increased $101 thousand and employee benefits increased $27 thousand. Furniture and equipment expense increased $9 thousand, or 4.4%, which reflects an increase in depreciation expense of $26 thousand as a result of upgrades to the Company's in-house computer system, offset by a decrease in maintenance and repairs of $17 thousand. Other expenses increased $47 thousand. This includes an increase in legal and professional fees of $24 thousand, or 6.8%, and an increase in ATM fees of $10 thousand, or 4.9%.

Income Taxes. Income taxes expense increased $26 thousand to $178 thousand for the six months ended June 30, 1998 as compared to $152 thousand for the same period in 1997. The increase in income taxes resulted from higher levels of taxable income in 1998.

FINANCIAL CONDITION

June 30, 1998 compared to December 31, 1997

Total assets increased to $123.9 million, an increase of $9.6 million, or 8.4%, from total assets of $114.3 million at December 31, 1997. Increases in total assets included increases of $8.7 million in Federal Funds sold, $1.9 million in total securities, $374 thousand in total loans and $541 thousand in premises and equipment and other assets. This was offset by a decrease of $1.8 million in cash and due from banks and intangible assets

Total loans at June 30, 1998 increased $541 thousand to $68.4 million from year-end 1997. Within the portfolio, commercial and industrial loans increased $516 thousand to $3 million, and residential and commercial real estate loans declined $856 thousand from year-end 1997, reflecting increased prepayments.

The following schedule presents the components of loans, net of unearned income, by type, for each periods presented.

                                                     June 30                   December 31
                                                       1998                        1997
                                              ----------------------     ----------------------
                                               Amount        Percent       Amount       Percent
                                              -------        ------      -------        ------
                                                             (Dollars in Thousands)

Commercial and industrial ...............     $ 3,060          4.43%     $ 2,499          3.67%
   Real Estate non residential properties      10,915         15.65%      10,665         15.67%
     Residential properties .............      50,123         73.70%      51,229         75.30%
 Construction ...........................       1,393          2.00%         877          1.30%
Lease financing .........................         158          0.22%           0          0
 Consumer ...............................       2,760          4.00%       2,765          4.06%
                                              -------        ------      -------        ------
 Total Loans ............................     $68,409        100.00%     $68,035        100.00%
                                              =======        ======      =======        ======

At June 10, 1998, federal funds sold increased by $8.7 million over December 31, 1997. The increase is attributable both to the short term investment of public deposits received by the Bank and cash from prepayments and repayments in the investment portfolio exceeding new loan demand. Subsequent to June 30, 1998, the Company reinvested this excess cash in new investment securities.

Total average deposits increased $16.2 million, or 16.5%. Time deposits over $100,000 increased by $5.4 million, savings deposits increased by $2.4 million, NOW deposits increased by $817 thousand and demand deposits by $3.3 million. The increase in Time Deposits over $100,000 reflects the Bank's increase in public deposits as the Bank has sought to develop additional loan and deposit relationships through public entities. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                               June 30,  1998                December 31,  1997
                                          --------------------------       ------------------------
                                          Average Balance       %          Average Balance      %
Deposits:
 NOW deposits .........................     $  13,410         11.74%          $12,593         12.85%
 Savings deposits .....................         30,58         26.77%           28,109         28.67%
 Money market deposits ................         3,901          3.40%            3,580          3.65%
 Time deposits ........................        47,133         41.25%           37,874         38.63%
 Demand deposits ......................        19,232         16.84%           15,886         16.20%
                                            ---------        ------           -------        ------
   Total interest-bearing liabilities .     $ 114,259        100.00%          $98,042        100.00%
                                            =========        ======           =======        ======

ASSET QUALITY

At June 30, 1998, non-performing loans decreased $107 thousand as compared to December 31, 1997. The following table provides information on risk elements in the loan portfolio:

                                                             June 30     December 31
                                                              1998            1997
                                                              ----            ----
Non-accrual loans ................................          $   623        $   730
Non-accrual loans to total loans .................             0.91%          1.07%
Non-performing assets to total assets ............             0.50%          0.64%
Allowance for possible loan losses
    as a percentage of non-performing loans ......            85.69%         93.80%


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate by management to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions, among other factors. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

At June 30, 1998, the allowance for possible loan losses was $737 thousand, an increase of 6.13% from the $685 thousand at year-end 1997. There were no net-charge-offs for the first half of 1998.

LIQUIDITY MANAGEMENT

At June 30, 1998, the amount of liquid assets remain at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 1998, liquid investments totaled $20 million, and all mature within 30 days.

CAPITAL RESOURCES

Total Stockholders' equity increased $249 thousand to $8.8 at June 30, 1998 from $8.6 at year end 1997. The increase was due primarily to net income of $341 thousand for the first six months of 1998. This increase was offset by a cash dividend of $183 thousand.

At June 30, 1998, both the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 1998 for both the Company and the Bank as well as the minimum regulatory requirements.

                                          Company            Required Maximum
                                                                  Minimum
                                  Amount           Ratio    Amount         Ratio
                                  ------           -----    ------         -----
THE COMPANY:
Leverage Capital ..........       $8,089           6.57%    $3,419          3-5%

Tier 1 - Risk Based .......        8,089          12.74%     2,240            4%
Total Risk-Based ..........        8,816          13.88%     4,482            8%

THE BANK:
Leverage Capital ..........        7,747           6.33%     3,411          3-5%

Tier 1 Risk-Based .........        7,747          12.35%     2,226            4%
Total Risk-Based ..........        8,474          13.51%     4,431            8%


                           PART II - OTHER INFORMATION


Item 1    Legal Proceedings

    The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit, nor from all such lawsuits in the aggregate.

Item 2    Changes in Securities

    Not applicable

Item 3    Defaults Upon Served Securities

    Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

    On April 22, 1998, the Registrant held its annual meeting of shareholders to elect certain members of the Company's Board of Directors. Nominees for election to the Board of Directors received the following votes:

    Nominees:
                             For          Withhold Authority     Broker Non-Vote
                             ---          ------------------     ---------------
    Irvin Ackerson           559,133              518                  0
    William E. Kulsar        559,160              491                  0

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