Form 10QSB
period 1998-09-30
SUSSEX BANCORP
filed 1998-11-16
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       or

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


                                 (973) 827-2914
--------------------------------------------------------------------------------
         (Issuer's telephone number, including area code)


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

As of October 28, 1998 there were 1,416,827 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

                                                 September 30,      December 31,
                                                     1998                1997
                                                  ---------           ---------
ASSETS
Cash and Due from Banks ................          $   4,959           $   5,793
Federal Funds Sold .....................             14,800               7,875

Securities:
  Available for Sale, at Market Value ..             31,583              26,600
  Held to maturity .....................              5,529               2,706
                                                  ---------           ---------
      Total Securities .................             37,112              29,306

Loans (Net of Unearned Income) .........             69,050              68,035
   Less:  Allowance for Possible
          Loan Losses ..................                709                 685
                                                  ---------           ---------
                  Net Loans ............             68,341              67,350

Premises and Equipment, Net ............              2,392               2,287
Other Real Estate ......................                 36                 -0-
Intangible Assets, Primarily
  Core Deposit Premiums ................                724                 787

           Other Assets ................              1,308                 859
                                                  ---------           ---------

         Total Assets ..................          $ 129,672           $ 114,257
                                                  =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand ..............................             19,488              13,807
   Savings .............................             50,109              47,884
   Time ................................             50,089              38,971
                                                  ---------           ---------
         Total Deposits ................            119,686             104,882

Other Liabilities ......................                913                 789
                                                  ---------           ---------

         Total Liabilities .............            120,599             105,671

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

                                                 September 30,      December 31,
                                                     1998                1998
                                                  ---------           ---------
Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   1,443,827 in 1998 and
   1,391,971 in 1998, respectively .....              5,586               5,412
Retained Earnings ......................              3,401               3,162
Treasury Stock .........................                 (2)                 (2)
Net Unrealized Gain on Securities
   Available for Sale,
   net of income taxes .................                 88                 (14)
                                                  ---------           ---------
Total Stockholders' Equity .............              9,078               8,586

Total Liabilities and
   Stockholders' Equity ................          $ 129,672           $ 114,257
                                                  =========           =========

                 See Notes to Consolidated Financial Statements

                                                 SUSSEX BANCORP
                                       CONSOLIDATED STATEMENTS OF INCOME
                                       (In Thousands, Except Share Data)
                                                  (Unaudited)


                                                        Three Months Ended               Nine Months Ended
                                                             Sept. 30                         Sept.  30
                                                  ----------------------------     ---------------------------
                                                      1998             1997            1998            1997
                                                  -----------      -----------     -----------     -----------
INTEREST INCOME
   Interest and Fees on Loans ...............     $     1,391      $     1,409     $     4,157     $     4,114

Interest on Securities:
    Taxable .................................             463              376           1,269           1,070
    Exempt from Federal Income Tax ..........              31               10              71              27
Interest on Federal Funds Sold ..............             213               97             601             246
                                                  -----------      -----------     -----------     -----------
         Total Interest Income ..............           2,098            1,892     $     6,098     $     5,457

INTEREST EXPENSE Interest on Deposits:
    Interest on Savings Deposits ............             243              180             789             518
    Interest on Time Deposits ...............             746              597           1,963           1,744
                                                  -----------      -----------     -----------     -----------
         Total Interest Expense .............             989              777           2,752           2,262

    Net Interest Income .....................           1,109            1,115           3,346           3,195
    Provision for Possible
      Loan Losses ...........................              21               45              63             195
                                                  -----------      -----------     -----------     -----------
    Net Interest Income After
       Provision for Possible Loan Losses ...           1,088           1,070            3,283           3,000

NON-INTEREST INCOME
    Trust Income ............................              (3)               0               1               5
    Service charges
       on Deposit Accounts ..................             123              121             369             376
    Other Income ............................             111               46             249             156
                                                  -----------      -----------     -----------     -----------
         Total Non-interest Income ..........             231              167             619             537

                                                SUSSEX BANCORP
                                       CONSOLIDATED STATEMENTS OF INCOME
                                       (In Thousands, Except Share Data)
                                                  (Unaudited)
                                                  (continued)


                                                        Three Months Ended               Nine Months Ended
                                                             Sept. 30                         Sept.  30
                                                  ----------------------------     ---------------------------
                                                      1998             1997            1998            1997
                                                  -----------      -----------     -----------     -----------
NON-INTEREST EXPENSE
    Salaries and Employee Benefits ..........             534              487           1,584           1,409
    Occupancy Expense, Net ..................              89               81             269             262
    Furniture and Equipment Expense .........             111               92             316             288
    Data Processing Expense .................              36               21              73              53
    Amortization of Intangibles .............              22               21              63              63
    Other Expenses ..........................             270              269             821             761
                                                  -----------      -----------     -----------     -----------
         Total Non-Interest Expense .........           1,062              971           3,126           2,836

Income Before Provision for Income Taxes ....             257              266             776             701
Provision for Income Taxes ..................              79               93             257             244
                                                  -----------      -----------     -----------     -----------
         Net Income .........................     $       178      $       173     $       519     $       457
                                                  ===========      ===========     ===========     ===========

    Net Income Per Common Share .............     $      0.13      $      0.12     $      0.37     $      0.33
                                                  ===========      ===========     ===========     ===========

Weighted Average Shares Outstanding .........       1,416,827        1,390,134       1,416,827       1,390,134



                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                                1998       1997
                                                                ----       ----
Net Income ..............................................      $ 519      $ 457

Other comprehensive income,
   Net of tax
   Unrealized loss on available-for-sale Securities .....         89        (14)
                                                               -----      -----

Comprehensive income ....................................      $ 608      $ 443
                                                               =====      =====


                                                  SUSSEX BANCORP
                                       CONSOLIDATED STATEMENT OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                                   Unrealized
                                                                                 Gain (Loss) on         Total
                                         Common     Retained       Treasury        Securities       Stockholders
                                          Stock     Earnings         Stock          Available           Equity
                                       --------     --------         -----            -----          -----------
Balance December 31, 1997              $  5,412     $  3,162         $  (2)           $  14          $     8,586
                                       --------     --------         -----            -----          -----------


Net Income for the Period                                519                                                 519
Cash Dividend ($.33 per share)                          (282)                                               (282)

Shares issued through
  dividend reinvestment plan                136                                                              136

Stock Option Exercised                       37                                                               37

Change in unrealized gain on
  securities available for sale                                                          75                   75
                                       --------     --------         -----            -----          -----------

Balance Sept 30, 1998                  $  5,585        $  3,399      $  (2)           $  89             $  9,071



                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                           1998           1997
                                                         --------      --------
Cash Flows from Operating Activities:
    Net Income .....................................     $    519      $    457

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:

Depreciation and Amortization of Premises
    and Equipment ..................................          261           213
Amortization of Intangible Assets ..................           63            62
Premium amortization (discount accretion)
    of securities, net .............................           69            43
Provision for Possible Loan Loses ..................           63           195
Gain/Los on Sale of Other Real Estate ..............            0            24
Accretion of Loan origination and
    commitment fees, net ...........................          (79)           16
Deferred Federal income tax benefit
    (increase) .....................................          267            71
Decrease (Increase) in Accrued Interest
    Receivable .....................................         (148)         (195)
Decrease (Increase) in Other Assets ................         (290)          305
Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................          195          (193)

       Net Cash Provided by Operating Activities ...     $    920      $    998

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Pay downs ......        4,000           674
       Proceeds from Sales/Calls Prior to Maturity .        9,300          --
       Purchases ...................................      (18,347)       (2,658)
    Securities Held to maturity:
       Proceeds from Maturities ....................          489           682
       Purchases ...................................       (3,317)       (1,125)
    Net Increase in Loans Outstanding ..............       (1,039)       (3,493)
    Capital Expenditures ...........................         (366)         (270)
    Net Increase in Other Real Estate ..............          (36)          410
                                                         --------      --------
       Net Cash Provided by (used in)
         Investing Activities ......................     $ (9,316)     $ (5,780)

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                           1998           1997
                                                         --------      --------
    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits ......       15,610         7,874
    Payment of dividends ...........................         (285)         (186)
                                                         --------      --------
         Net Cash (used in) Provided by
            Financing Activities ...................     $ 15,325      $  7,688
         Net increase (Decrease) in Cash and
           Cash Equivalents ........................        6,929         2,906
          Cash and Cash Equivalents,
           Beginning of Period .....................       13,668         8,964
          Cash and Cash Equivalents,
           End of  Period ..........................     $ 20,597      $ 11,870
                                                         ========      ========



                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended, was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The Company acquired the Bank and became its holding company on November 20, 1996. The Bank is the only active subsidiary at September 30, 1998. The Bank operates seven banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                         September 30, 1998             December 31, 1997
                                       -----------------------       -----------------------
                                       Amortized        Market       Amortized        Market
                                         Cash            Value         Cash            Value
                                        -------        -------        -------        -------
Securities Available
  For Sale -
    U. S. Treasury Securities ..        $ 8,605        $ 8,739        $ 8,049        $ 8,049
    U. S. Government
    Mortgage Backed Securities .         22,830         22,844         18,529         18,551
                                        -------        -------        -------        -------
        Total Securities
           Available for Sale ..        $31,435        $31,583        $26,578        $26,600

Securities Held to Maturity -
   Obligations of State and
    Political Subdivisions .....          4,836          4,843          2,082          2,089
           Other Debt Securities            693            693            624            624
                                        -------        -------        -------        -------
      Total Securities
         Held to Maturity ......        $ 5,529        $ 5,536        $ 2,706        $ 2,713
                                        -------        -------        -------        -------

Total Securities ...............        $36,964        $37,119        $29,284        $29,313
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

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 1998 and September 30, 1997.

                                    OVERVIEW

The Company realized net income of $178 thousand for the third quarter of 1998, a increase of $5 thousand from the $173 thousand reported for the same period of 1997. Basic earnings per share were $.13 and $.12 for the three month periods ended September 30, 1998 and 1997, respectively. Diluted earnings per share were $.12 and $.11 for the 1998 and 1997 periods, respectively.

For the nine months ended September 30, 1998, net-income was $519 thousand, an increase of $62 thousand, or 13.6% from the $457 thousand reported for the same period of 1997. Basic earnings per share were $.37 and $.33, for the 1998 and 1997 periods, respectively, and diluted earnings per share were $.36 and $.32, respectively.


                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $206 thousand, or 10.9%, to $2.1 million for the quarter ended September 30, 1998 from $1.9 million for the same period of 1997. This was attributable to an increase in interest and dividends on securities of $108 thousand and an increase in interest income on Federal Funds sold of $116 thousand, offset by a decrease in interest income on loans. The increase in interest income on securities and Federal funds sold reflect increases in the average balance of investment securities and Federal funds sold. The decrease in interest income on loans reflects reinvestment of loan prepayments in a lower interest rate environment. The yield on average interest-earning assets on a fully taxable equivalent basis decreased 21 basis points from 7.24% for the third quarter of 1997 to 7.02% for the third quarter of 1998.

The decline in average yield reflects reinvestment of mortgage principal repayment and prepayments and amortization and cash flows from called and maturing investment securities at lower current market rates of interest. The increase in interest earning assets reflects the Company's continued efforts to increase market share in its Sussex County, New Jersey trade area, as the Company continued to experience deposit growth.

For the nine months ended September 30, 1998, interest income increased $641 thousand, or 11.7%, from the $5.5 million reported for the same period of 1997. This growth in interest income is the result of a $24.9 million, or 25.8% increase in the average balance of interest-earning assets over the comparable period of last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.25% during the nine months ended September 30, 1998, compared to 7.48% during the same period in 1997. The majority of the Company's asset growth over the first nine months of 1998 occurred in investment securities and Federal funds sold as the Company's deposits increased more rapidly than loan demand. The decline in average yield reflects reinvestment of securities at lower rates of interest. The reduced interest rates for the nine month periods reflect the same factors as were present in the three month period.

Interest Expense. The Company's interest expense for the third quarter of 1998 increased $212 thousand, or 27.3% to $989 thousand from $777 thousand for the same period last year. For the nine months ended September 30, 1998 interest expense increased $490 thousand, or 21.7%, to $2.8 million from $2.3 million for the same period last year. The average balance of interest bearing deposits increased $19.4 million, or 24%, from the same period of 1997, with growth in time deposits the largest component of this increase. Interest on time deposits increased $219 thousand for the nine months ended September 30, 1998 over the comparable period of 1997. The Company's average cost of funds increased to 3.36% for the nine months ended September 30, 1998 from 3.15% during the same period last year, reflecting a change in the composition of the Company's deposit portfolio as average time deposits for the nine months ended September 30, 1998 increased by $11.3 million compared to the nine months ended September 30, 1997. This growth is primarily the result of an increase in the Company's public funds on deposit, representing time deposits over $100,000. The Company believes it will be able to generate additional customer relationships through these public deposits. The average cost of the interest-bearing deposits increased to 3.35% during the current period, from the 3.14% during the same period last year.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 1998 and 1997. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                                                                           Comparative Average
                                                             Balance Sheets Nine months ended September 30,
                                         -----------------------------------------------------------------------------------
                                                          1998                                         1997
                                         ---------------------------------------       -------------------------------------
                                                                         Average                                     Average
                                                        Interest          Rates                                       Rates
                                           Average       Income/         Earned/        Average       Income         Earned/
                                           Balance       Expense          Paid          Balance       Expense         Paid
                                         ---------      ---------         ----         ---------     ---------        ----
                                                                       (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income) .......................     $  69,186      $   4,157         8.13%        $  66,847     $   4,114        8.11%
     Tax exempt securities .........         4,837             71         5.65%              841            27        6.01%
     Taxable investment securities .        32,374          1,264         6.14%           22,748         1,070        6.80%
     Interest bearing deposits .....           100              5         5.96%                0             0        0.00%
     Federal Funds sold ............        14,826            601         5.72%            6,020           246        5.45%
     Total earning assets ..........       121,323           6098         7.25%           96,456         5,457        7.48%
     Non-interest earning assets ...         8,558                                         8,144
Allowance for possible
       loan losses .................          (706)                                         (606)

           Total Assets ............     $ 129,175                                     $ 103,954


                                                                               Comparative Average
                                                                   Balance Sheets Nine months ended September 30,
                                                   -------------------------------------------------------------------------------
                                                                    1998                                    1997
                                                   ---------------------------------------   -------------------------------------
                                                                                  Average                                Average
                                                                  Interest         Rates                                   Rates
                                                   Average        Income/         Earned/    Average        Income        Earned/
                                                   Balance        Expense          Paid      Balance        Expense        Paid
                                                   -------        -------          ----      -------        -------        ----
                                                                       (Dollars in Thousands)
Liabilities and Shareholders' Equity
    Interest bearing liabilities:
NOW deposits ................................      $ 13,609       $    193          1.90%   $ 12,346           176         1.86%
Savings deposits ............................        32,976            596          2.64%     27,574           518         2.49%
Money market deposits .......................         4,120             84          2.50%      3,541            59         2.21%
Time Deposits ...............................        49,493          1,879          5.19%     37,315         1,509         5.40%
Fed Funds Purchased .........................             0              0          0.00%          0             0         0.00%
Subordinated debt ...........................             0              0          0.00%          0             0         0.00%
Total interest bearing
         liabilities ........................       100,198          2,752          3.75%     80,776         2,262         3.71%


Non-interest bearing liabilities:
    Demand Deposits .........................      $ 19,193                                 $ 14,515
Other liabilities ...........................           912                                      781
Total non-interest bearing
         liabilities ........................        20,105                                   15,296

Shareholders' equity ........................         8,872                                    7,882
Total liabilities and shareholders'
         equity .............................      $129,175                                 $103,954
New interest differential ...................                    $  3,346                                 $  3,195
Net yield on interest-earning
         assets .............................                                       4.05%                                  4.37%


Net-Interest Income. The net effect of the changes in interest income and interest expense for the third quarter of 1998 was a decrease of $6 thousand as compared to the second quarter of 1997. The net interest spread on a fully tax equivalent basis declined 64 basis points from the same period last year.

Net interest income for the nine months ended September 30, 1998, increased by $151 thousand, or 4.7%, over the same period last year. The net interest spread decreased 52 basis points.

Provision for Loan Losses. For the nine months ended September 30, 1998, the provision for possible loan losses was $21 thousand compared to the $45 thousand for the same period of last year. The provision for possible loan losses was $63 thousand for the nine months ended September 30, 1998, as compared to $195 thousand for the same period of last year. The decrease in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb those risks. In setting the provision, management considers the amount and type of lending being undertaken by the Company and economic conditions in the Company's trade area, among other factors. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods as may be necessary.

Non-Interest Income. For the third quarter of 1998, total non-interest income increased by $64 thousand, or 38.3%, over the same period of last year.

For the nine months ended September 30, 1998, non-interest income increased $82 thousand from the same period in 1997, due primarily to fees generated by the sale of non-deposit products such as annuities and mutual funds.

Non-Interest Expense. For the quarter ended September 30, 1998, non-interest expense increased $91 thousand from the same period of 1997. Salaries and employee benefits increased $47 thousand, or 9.7%, with salaries increaseing $65 thousand and employee benefits decreasing $18 thousand, reflecting the addition of staff and normal salary increases. Furniture and equipment expense decreased $20 thousand, or 21.5%, as a result of an increase to depreciation expense. Other expenses increased by $41 thousand, or 14.6%, as a result of increases in the Company's upgrade of its in-house computer system, increases in legal and professional fees and increases in filing fees attributable to listing on the American Stock Exchange.

For the nine months ended September 30, 1998, non-interest expense increased $290 thousand, or 10.2%, from the same period last year. Salaries and employee benefits increased $175 thousand, or 12.4%;with salaries and wages increasing $166 thousand and employee benefits increasing $9 thousand. Furniture and equipment expense increased $28 thousand, or 9.7%, which reflects an increase in depreciation expense of $47 thousand as a result of upgrades to the Company's in-house computer system, offset by a decrease in maintenance and repairs of $19 thousand. Other expenses increased $60 thousand, including an increase in legal and professional fees of $20 thousand, or 29.3% , and an increase in ATM fees of $14 thousand, or 50.3% as a result of communication costs increasing.

Income Taxes. Income taxe expense increased $13 thousand to $257 thousand for the nine months ended September 30, 1998 as compared to $244 thousand for the same period in 1997. The increase in income taxes resulted from higher levels of taxable income in 1998.

                               FINANCIAL CONDITION

                September 30, 1998 compared to December 31, 1997

Total assets increased to $129.7 million, an increase of $15.4 million, or 13.5%, from total assets of $114.3 million at December 31, 1997. Increases in total assets included increases of $6.9 million in Federal Funds sold, $7.8 million in total securities, $1.0 million in total loans, $105 thousand in premises and equipment, $36 thousand in other real estate owned and $449 thousand in other assets. This was offset by a decrease of $897 thousand in cash and due from banks and intangible assets.

Total loans at September 30, 1998 increased $1.0 million to $69.1 million from year-end 1997. Within the portfolio, commercial and industrial loans increased $483 thousand to $3.0 million, and residential and commercial real estate loans declined $588 thousand from year-end 1997, reflecting prepayments.

The following schedule presents the components of loans, net of unearned income, by type, for each periods presented.

                                          September 30                  December 31
                                              1998                          1997
                                     ----------------------        ----------------------
                                     Amount        Percent         Amount         Percent
                                     -------        ------         -------        ------
                                                    (Dollars in Thousands)

Commercial and industrial ......     $ 2,982          4.32%        $ 2,499          3.67%
   Real Estate non residential
     properties ................      11,580         16.77%         10,665         15.67%
     Residential properties ....      49,726         72.02%         51,257         75.30%
 Construction ..................       1,618          2.34%            877          1.30%
Lease financing ................         150           .22%              0             0
 Consumer ......................       2,990          4.33%          2,765          4.06%
                                     -------        ------         -------        ------
 Total Loans ...................     $69,046        100.00%        $68,063        100.00%
                                     =======        ======         =======        ======

At September 30, 1998, federal funds sold increased by $6.9 million over December 31, 1997. The increase is attributable both to short term investment of public deposits received by the Bank and cash from prepayments and repayments in the investment portfolio exceeding new loan demand.

Total average deposits increased $19.6 million, or 20.01%. Time deposits over $100,000 increased by $8.3 million, savings deposits increased by $4.0 million, NOW deposits increased by $1.1 million and demand deposits increased by $3.3 million. The increase in time deposits over $100,000 reflects the Bank's increase in public deposits as the Bank has sought to develop additional loan and deposit relationships through public entities. The increase in savings deposits is the result of a offering of a Senior Select account to increase market share among senior citizens in the Company's market area. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each periods presented.

                                September 30, 1998                 December 31, 1997
                            --------------------------      ---------------------------
                              Amount               %          Amount                %
Balance Deposits:
  NOW deposits ........     $ 13,706            11.65%      $ 12,593             12.85%
  Savings deposits ....       32,079            27.26%        28,109             28.67%
  Money Market Deposits        4,458             3.79%         3,580              3.65%
  Time deposits .......       48,227            40.99%        37,874             38.63%
  Demand deposits .....       19,193            16.31%        15,886             16.20%


    Total Deposits ....     $117,663           100.00%     $  98,042            100.00%
                            ========           ======      =========            ======


ASSET QUALITY

At September 30, 1998, non-performing loans decreased $164 thousand, as compared to December 31, 1997. The following table provides information on risk elements in the loan portfolio.

                                                      September 30       December 31
                                                          1998               1997
                                                       -----------       -----------
Non-accrual loans ......................               $   566            $    730
Non-accrual loans to
   total loans .........................                   .82%               1.07%
Non-performing assets
   to total assets .....................                   .44%               0.64%
 Allowance for possible
  loan losses as a percentage of
  non-performing loans .................                 79.83%              93.80%


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level deemed adequate by management to provide for potential loan loses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions, among other factors. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examination by regulatory agencies all could cause changes to the Company's allowance for possible loan loses.

At September 30, 1998, the allowance for possible loan losses was $709, an increase of 3.5% from the $685 thousand at year-end 1997. There were charge-offs of $39 thousand for the third quarter of 1998.

LIQUIDITY MANAGEMENT

At September 30, 1998, the amount of liquid assets remain at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 1998, liquid investments totaled $19.8 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity increased $487 thousand to $9.1 million at September 30, 1998 from $8.6 million at year-end 1997. The increase was due primarily to net income of $519 thousand for the nine months ended September 30, 1998. This increase was offset by a cash dividend of $282 thousand.

At September 30, 1998, both the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 1998 for both the Company and the Bank as well as the minimum regulatory requirements.

                             Amount              Ratio       Amount       Minimum Ration
                             ------              -----       ------       --------------
The Company
Leverage Capital ..          $8,263              6.50%       $3,245             3-5%

Tier 1 - Risk Based           8,263             13.61%        2,066               4%
Total Risk-Based ..           8,972             14.77%        4,326               8%

The Bank
Leverage Capital ..           7,847              6.21%        3,311             3-5%
Tier 1 Risk-Based .           7,847             12.44%        2,126               4%
Total Risk-Based ..           8,556             13.56%        4,240               8%


                              YEAR 2000 COMPLIANCE

The Company's data processing capabilities are critical to its business and its ability to service customers. The Year 2000 problem is caused by many computer programs that were written to identify only the last two digits of a year (a common programming practice in the past to save computer memory). The expectation is that programs may read the year 2000 as 00 or 1900, and to compute interest, payments and other data incorrectly. The Company has put together a team of senior management to evaluate both its data processing systems (software and computers) and other systems, (i.e., vault timers, alarms, heating an cooling systems) that are essential to its operations. The Company has examined all of its non-data processing systems and has either received Year 2000 compliant certifications from third-party vendors or determined that the systems should not be affected by the Year 2000 problem. The Company does not expect any material costs to address non-data processing systems and has not expended any material costs to date. The Company's present data processing systems have more potential for Year 2000 risk than its non-data processing systems. The Company has evaluated its data processing systems Year 2000 risk in three areas: (1) its own computers, (2) computers and systems used by borrowers, and (3) vendors who provide the Company with software systems.

Our Computers: The Company expects to have made capital expenditures of $200,000 by year end 1998 to upgrade our computer hardware and software systems, primarily through the upgrade of its computer and primary application software. These upgrades were anticipated in 1994 and planned and budgeted for in 1998, and they were planned to permit the Company continued growth and expansion of products and services. The Company has contracted to have its primary applications software tested for Year 2000 compliance, with testing scheduled for late November. By year-end 1998 these systems should be Year 2000 compliant. The Company does not expect to have any material costs to address this risk area unless it has to implement its contingency plan.

Computers of Others Used by Borrowers: The Company evaluated most of its borrowers and does not believe that the Year 2000 problem should, on an aggregate basis, impact their ability to repay their loans to the Bank. The Company believes that the majority of its individual borrower are not dependent on home computers for income and none of its commercial borrowers are so large that a Year 2000 problem would render them unable to continue their businesses and subsequently be unable to repay their obligations. The Company does not anticipate any material costs to address this risk area.

Vendors Who Provide The Company Software Systems: As stated previously, the Company's primary application software system has been upgraded and modified to be Year 2000 compliant. The Company is in the process of having the critical systems tested to confirm Year 2000 Compliance, which will be completed by year-end 1998. Other peripheral software systems, which are not considered critical systems, have been reviewed and tested for Year 2000 Compliance or will be by year-end 1998.

Contingency  Plan:  If  the  Company's  data  processing   hardware  or  primary
application software were to be found non-compliant for Year 2000 and were not capable of remediation within a reasonable time-frame, the Company will contract with an outside service bureau to become its backup. If the Company were to migrate to the service bureau, because of Year 2000 compliance problems with its present systems, the Company would incur material costs which will be known and included within future budget projections. The Company is also preparing contingency plans to operate manually, if necessary, in anticipation of possible power and or communication problems beyond the Company's control pending the availability of capable data processing services.

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



                                                      SUSSEX BANCORP


Date: November  , 1998                            By: /s/Candace A. Leatham
                                                      ---------------------
                                                      CANDACE A. LEATHAM
                                                      Senior Vice President and
                                                      Chief Financial Officer