Form 10KSB
period 1998-12-31
SUSSEX BANCORP
filed 1999-04-01
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------
                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from _______ to ________

                         Commission file number 0-29030

                                 SUSSEX BANCORP
                                 --------------
           (Name of small business issuer as specified in its charter)

               New Jersey                                       22-3475473
--------------------------------------------------------------------------------
       (State of other jurisdiction                          (I.R.S. employer
   of incorporation or organization)                        identification no.)

  399 Route 23, Franklin, New Jersey                               07416
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


                                 (973) 827-2914
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number
                              Including Area Code)


Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class                 Name of Exchange on Which Registered
     -------------------                 ------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 3, 1999, was $12,637,420.

         The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 3, 1999, was 1,423,634.

         For the fiscal year ended December 31, 1998, the Issuer had total revenues of $9,164,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                        10-KSB Item                Document Incorporated
                        -----------                ---------------------

Item 6.           Management's Discussion       Registrant's Annual Report
                  and Analysis or Plan of       to Shareholders, under the
                  Operation                     caption "Management's
                                                Discussion and Analysis
                                                of Financial Conditions and
                                                Results of Operation.

Item 7.           Financial Statements          Registrant's Annual Report
                                                to shareholders under the
                                                caption "Consolidated
                                                Financial statements.

Item 9.           Directors and Executive       Proxy Statement for 1999
                  Officers of the               Annual Meeting of
                  Company;  Compliance          Shareholders to be filed
                  with Section 16(a) of         no later than April 29,
                  the Exchange Act.             1999.

Item 10.          Executive Compensation        Proxy Statement for 1999
                                                Annual Meeting of
                                                Shareholders to be filed
                                                not later than April 29,
                                                1999.

Item 11.          Security Ownership of         Proxy Statement for 1999
                  Certain Beneficial            Annual Meeting of
                  Owners and Management         Shareholders to be filed
                                                no later than April 29,
                                                1999.

Item 12.          Certain Relationships         Proxy Statement for 1999
                  and Related                   Annual Meeting of
                  Transactions                  Shareholders to be filed
                                                no later than April 29,
                                                1999.

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

Business of the Company

         The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The
Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the Sussex County, New Jersey trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. In addition, during 1998, the Bank formed the Sussex Bancorp Mortgage Company (the "Mortgage Company"). The Mortgage Company originates one to four family mortgage loans for resale into the secondary market. Currently, all loan are sold servicing released, although the Company, through the Bank, may seek to service the loans it originates in the future.

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

Employees

         At December 31, 1998, the Company employed 67 full-time employees and 15 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.


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


ITEM 2.   Description of Property

The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its six branch offices. The following table set forth certain information regarding the Company's properties as of December 31, 1998.


                                                             DATE OF
LOCATION                  LEASED OR OWNED               LEASE EXPIRATION
--------                  ---------------               ----------------
399 Route 23                   Owned                           N/A
Franklin, New Jersey
7 Church Street                Owned                           N/A
Vernon, New Jersey
266 Clove Road                 Leased                      April, 2002
Montague, New Jersey
172 Woodport Road              Leased                    September, 1998
Sparta, New Jersey
455 Route 23                  Owned(1)                         N/A
Wantage, New Jersey
15 Trinity Street              Owned                           N/A
Newton, New Jersey
165 Route 206                  Owned                           N/A
Andover, New Jersey
Route 206                      Owned                           N/A
Frankford, New jersey
--------------
(1) The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.

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


ITEM 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 1998.


                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters

         Historically,  there  has been no  established  public  market  for the
common   stock  of  the   Company,   which  was   periodically   traded  in  the
over-the-counter market through the "pink sheets" published by the National Quotation Bureau, Inc. However, commencing February 20, 1998, the Common Stock began trading on the American Stock Exchange, under the symbol "SBB". As of December 31, 1998, the Company had approximately 711 holders of record of the Common Stock.

         The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, since the common stock began trading on the American Stock Exchange:

                                                                   DIVIDENDS
   1998                    HIGH                   LOW              DECLARED
   ----                    ----                  -----             --------
4th Quarter               11 3/8                 8 1/2               $ 0.03
3rd Quarter               11 5/8                 9 3/8               $ 0.07
2nd Quarter               11 5/16                9 3/4               $ 0.13
1st Quarter               13                    10 15/16             $ 0.13

During 1998 the Company also declared a two for one stock split.

         During 1997, the Company paid quarterly cash dividends of $0.06, $0.10, $0.12 and $0.13 and declared a 2% stock dividend.


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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Upon completion of the 1997 audit, the Registrant replaced Arthur Andersen LLP ("Andersen") as its independent auditor with Radics & Co., LLP, who conducted the audit of the Company's financial statements for the 1998 fiscal year. The decision to change auditors was recommended by the Audit Committee and was approved by the Company's Board of Directors. For the fiscal years ended December 31, 1997 and 1996, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Andersen would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 1997 and 1996 expressed an unqualified opinion.


ITEM 9.     Directors and Executive Officers of the Registrant; Compliance with
            Section 16(a)

         Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the caption "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

         The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                                       Principal Occupation
         Name, Age and Position              Officer Since (1)         During Past Five Years
         ----------------------              ----------------          ----------------------

         Candace A. Leatham,    44                   1984              Senior Vice President and
         Senior Vice President                                         Treasurer of the Bank
         and Treasurer

--------------
(1) Includes prior service as an officer of the Bank.


ITEM 10.    Executive Compensation

         Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 1999 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 1998 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange commission no later than April 29, 1999.


ITEM 12.    Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1999 Annual
Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

ITEM 13.    Exhibits, List and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number            Description of Exhibits
         ------            -----------------------

         3(i)              Certificate of Incorporation of the Company (1)

         3(ii)             Bylaws of the Company(1)

         10(i)             1995 Incentive Stock Option Plan(1)

         10(ii)            1995 Stock Option Plan for Non-Employee Directors(1)

         10(iii)           1988 Non-Qualified Stock Option(1)

         10(iv)            Employment Agreement with Donald Kovach

         13                Annual Report to Shareholders for the year ended
                           December 31, 1998.

         21                Subsidiaries of the Registrant

         23(a)             Consent of ARTHUR ANDERSEN LLP

         23(b)             Consent of RADICS & CO., L.L.C.

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


         NAME                        TITLE                        DATE
         ----                        -----                        ----


/s/Donald L. Kovach        Chairman of the Board and
-------------------        Chief Executive Officer
   Donald L. Kovach


/s/Candace A. Leatham      Treasurer (Principal Financial
---------------------      Officer and Principal
   Candace A. Leatham      Accounting Officer)


/s/Irvin Ackerson          Director
-----------------
   Irvin Ackerson


/s/William E. Kulsar       Secretary and Director
--------------------
   William E. Kulsar


/s/Joel D. Marvil          Director
-----------------
   Joel D. Marvil


/s/Richard Scott           Director
----------------
   Richard Scott


/s/Joseph Zitone           Director
----------------
   Joseph Zitone