Form 10QSB
period 1999-03-31
SUSSEX BANCORP
filed 1999-05-11
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

     [X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       or

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _____________________

                         Commission file number 0-29030

                                 SUSSEX BANCORP
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                            22-3475473
           ----------                                            ----------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         Issuer's telephone number, including area code: (973) 827-2914


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of April 30, 1999 there were 1,424,634 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX
                                                                      Page(s)
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements and Notes to Consolidated
           Financial Statements                                        1

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                          15

Item 2.    Changes in Securities                                      15

Item 3.    Defaults Upon Senior Securities                            15

Item 4.    Submission of Matters to a Vote of Security holders        15

Item 5.    Other Information                                          15

Item 6.    Exhibits and Reports on Form 8-K                           15

Signatures                                                            16

                                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

Assets                                        March 31, 1999     December 31, 1998
-------                                       ---------------    -----------------
Cash and Due from Banks                       $   4,976          $   4,060
Interest bearing deposits in other banks            150                150
Federal Funds Sold                               14,875             26,450

Securities:
  Available for Sale, at Market Value            34,781             26,645
  Held to maturity                                9,411              5,939
                                              ---------          ---------
      Total Securities                           44,192             32,584

Loans held for sale                                 115                354
Loans (Net of Unearned Income)                   71,098             70,011
   Less:  Allowance for Possible
          Loan Losses                               691                665
                                              ---------          ---------
                  Net Loans                      70,522             69,700

Premises and Equipment, Net                       2,929              2,956
Other Real Estate                                    43                 36
Intangible Assets, Primarily
  Core Deposit Premiums                             682                703

Other Assets                                      1,348                828
                                              ---------          ---------

         Total Assets                         $ 139,717          $ 137,467
                                              =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand                                        19,246             19,793
   Savings                                       58,200             54,357
   Time                                          52,397             53,564
                                              ---------          ---------
         Total Deposits                         129,843            127,714

Other Liabilities                                   586                509
                                              ---------          ---------

         Total Liabilities                      133,429            128,223

(continued)

Assets                                        March 31, 1999     December 31, 1998
-------                                       ---------------    -----------------

Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   1,424,634 in 1999 and
   1,422,260 in 1998, respectively                5,659              5,635
Retained Earnings                                 3,697              3,547
Treasury Stock                                       (6)                (2)
Net Unrealized Gain  (Loss) on Securities
   Available for Sale,
   net of income taxes                              (62)                64
                                              ---------          ---------
Total Stockholders' Equity                        9,288              9,244

Total Liabilities and
   Stockholders' Equity                       $ 139,717          $ 137,467
                                              =========          =========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                     1999          1998
                                                                                  ----------     ----------
INTEREST INCOME
Interest and Fees on Loans                                                      $      1,406     $    1,384
Interest on Time Deposits                                                                  2              1
Interest on Securities:
    Taxable                                                                              439            403
    Exempt from Federal Income Tax                                                        85             19
Interest on Federal Funds Sold                                                           199            144
                                                                                  ----------     ----------
         Total Interest Income                                                         2,131          1,951

INTEREST EXPENSE Interest on Deposits:
    Interest on Savings Deposits                                                         378            266
    Interest on Time Deposits                                                            669            565
                                                                                  ----------     ----------
         Total Interest Expense                                                        1,047            831

    Net Interest Income                                                                1,084          1,120
    Provision for Possible Loan Losses                                                    33             21
                                                                                  ----------     ----------
    Net Interest Income After Provision for
      Possible Loan Losses                                                             1,051          1,099

NON-INTEREST INCOME
    Trust Income                                                                           1            -0-
    Service charges on Deposit Accounts                                                  137            124
    Other Income                                                                         158             59
                                                                                  ----------     ----------
         Total Non-interest Income                                                       296            183

(continued)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                     1999          1998
                                                                                  ----------     ----------



NON-INTEREST EXPENSE
    Salaries and Employee Benefits                                                       573            511
    Occupancy Expense, Net                                                                94             92
    Furniture and Equipment Expense                                                      120             95
    Data Processing Expense                                                               20             18
    Amortization of Intangibles                                                           21             21
    Other Expenses                                                                       279            262
                                                                                  ----------     ----------
         Total Non-Interest Expense                                                    1,107            999

Income Before Provision for Income Taxes                                                 240            283
Provision for Income Taxes                                                                48            101
                                                                                  ----------     ----------
         Net Income                                                               $      192     $      182
                                                                                  ==========     ==========

    Net Income Per Common Share                                                   $     0.13     $     0.13
                                                                                  ==========     ==========
Weighted Average Shares Outstanding                                                1,423,228      1,398,866

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          1999              1998
    Net Income ......................................... $ 192             $ 182
    Other Comprehensive Income, Net of tax
          Unrealized loss on available-for-
           sale Securities .............................. (62)                64
                                                          ----                --
    Comprehensive income                                 $ 130             $ 246


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                       Unrealized
                                                                                     Gain (Loss) on          Total
                                        Common           Retained    Treasury          Securities         Stockholders
                                        Stock            Earnings      Stock        Available for Sale       Equity
                                        -----            --------      -----        ------------------       ------
Balance December 31, 1998              $5,635            $3,547         $ (2)             $ 64              $9,244
Net Income for the Period                                   192                                                192
Shares issued through
  dividend reinvestment plan               14                                                                   14
Stock Option Exercised                     10                                                                   10
Treasury Stock purchased                                                   (4)                                  (4)
Cash Dividends                                              (42)                                               (42)
Change in unrealized loss on
  securities available for sale                                                           (126)               (126)

Balance March 31, 1999                 $5,659            $3,697         $ (6)         $    (62)             $9,288


                                See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                  March
                                                            1999        1998
                                                            ----        ----
Cash Flows from Operating Activities:
    Net Income                                         $    192      $    182

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:

Depreciation and Amortization of Premises
    and Equipment                                            98            80

Amortization of Intangible Assets                            21            21

Premium amortization (discount accretion)
    of securities, net                                       39            14

Provision for Possible Loan Loses                            26            21

(Gain) on Sale of Securities, Available for Sale             (3)           --

Accretion of Loan origination and
    commitment fees, net                                      8            12

Decrease (Increase) Loans Held for Sale                     239            --

Deferred Federal income tax benefit
    (increase)                                              (25)           49

Decrease (Increase) in Accrued Interest
    Receivable                                             (299)         (100)

Decrease (Increase) in Other Assets                        (112)          (70)

(Decrease) Increase in Accrued Interest
    and Other Liabilities                                    77          (149)
                                                       --------      --------

       Net Cash Provided by Operating Activities       $    177      $     60

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Pay-downs             1,522           857
       Proceeds from Sales/Calls Prior to Maturity          507         5,000
       Purchases                                        (10,406)       (2,390)
    Securities Held to maturity:
       Proceeds from Maturities                              --           295
       Purchases                                         (3,478)          (70)

                                                           Three Months Ended
                                                                  March
                                                            1999        1998
                                                            ----        ----
    Net Increase in Loans Outstanding                    (1,095)         (597)
    Capital Expenditures                                    (71)         (130)
    Net Increase in Other Real Estate                        (7)           --
                                                       --------      --------
       Net Cash Provided by (used in)
         Investing Activities                          $(13,027)     $  2,965

    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits             2,129         7,881
       Exercise of stock options                             10            --
       Payment of dividends net of reinvestment             (28)           --
       Purchase of Treasury Stock                            (4)           --
                                                       --------      --------
         Net Cash (used in) Provided by
            Financing Activities                       $  2,107      $  7,881

         Net Increase (Decrease) in Cash and
           Cash Equivalents                             (10,659)       10,906

          Cash and Cash Equivalents,
           Beginning of Period                           30,660        13,568
          Cash and Cash Equivalents,
           End of  Period                              $ 20,001      $ 24,474
                                                       ========      ========

                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         Basis of Presentation

           Sussex Bancorp ("the Company"), a one-bank holding company was incorporated in January, 1996 to serve as a holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at March 31, 1999. The Bank operates seven banking offices, all located in Sussex County. The company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

           The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1998.

2.         Cash and Cash Equivalents

           For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.          Securities

           The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                       March 31, 1999        December 31, 1998
                                                       --------------        ----------------
                                                     Amortized    Market   Amortized     Market
                                                       Cost       Value       Cost       Value
                                                     -------     -------     -------     -------
Securities Available
  For Sale -
    U. S. Treasury Securities                        $ 5,584     $ 5,591     $ 5,589     $ 5,710
    U. S. Government
         Backed Securities                            27,758      27,672      19,407      19,411
   Equity Securities                                   1,543       1,518       1,543       1,524
                                                     -------     -------     -------     -------

        Total                                        $34,885     $34,781     $26,539     $26,645

Securities Held to Maturity -
    Obligations of State and
    Political Subdivisions                             9,411       9,373       5,939       5,949
                                                     -------     -------     -------     -------

                               Total                   9,411       9,373       5,939       5,949

                 Total Securities                    $44,296     $44,154     $32,478     $32,594
                                                     =======     =======     =======     =======

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

              Three Months Ended March 31, 1999 and March 31, 1998

                                    OVERVIEW

The Company realized net income of $192 thousand for the first quarter of 1999, a increase of $10 thousand, or 5.5%, from the $182 thousand reported for the same period in 1998. Earnings per share were $.13 for each of the respective periods.

The increase in net income for the three months ended March 31, 1999 over the comparable period primarily reflects an increase in non-interest income and a decrease in provision for income taxes, partially offset by a $48 thousand decline in net interest income after provision for possible loan losses and an increase in non-interest expense.

Interest Income. Total interest income increased $180 thousand, or 9.2%, to $2.1 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998. This growth in interest income is the result of a $20.8 million increase in earning assets over the comparable period of last year, partially offset by a decrease in the average yield on total earning assets to 6.66% during the quarter from 7.28% during the quarter ended March 31, 1998. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization and proceeds of securities calls and maturities into a lower interest rate environment. Funds are currently being reinvested at a lower rate than were previously earned, reflecting both lower market rates of interest as well as the Company's decision to offer lower rate products in its efforts to retain its market share in a competitive environment.

Interest Expense. Interest expense on deposits increased $216 thousand, or 26.0%, during the current quarter compared to the same quarter a year ago. The average balance of interest bearing deposits increased $19.9 million, or 22.6%, for the current quarter over the prior year. This growth is primarily the result of marketing a higher yielding savings account to senior citizens. The average cost of the interest-bearing deposits increased to 3.89% during the current quarter, from 3.78% during the same quarter in the prior year, reflecting both the success of the Company's senior savings account and a $10.1 million increase in higher costing time deposits.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 1999 and 1998. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets

                          Three Months Ended March 31,

                                                       1999                                      1998
                                                             Interest      Average                                  Average
                                                                           Rates                                    Rates
                                               Average       Income/       Earned/       Average      Income        Earned/
                                               Balance       Expense       Paid          Balance      Expense       Paid
                                               -------       -------       ----          -------      -------       ----
                                                                     (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income)................................. $ 70,811      $   1,406          7.94%  $  68,549     $   1,384         8.08%
     Tax exempt securities ..................    8,766             85          3.88%      1,906            19         4.21%
     Taxable investment securities ..........   31,628            439          5.55%     26,462           404         6.11%
     Interest bearing deposits ..............      150              2          5.33%         86             1         4.65%
     Federal Funds sold .....................   16,722            199          4.76%     10,305           144         5.59%
     Total earning assets ...................  128,077          2,131          6.66%    107,308         1,952         7.28%
     Non-interest earning assets ............    9,181                                    8,133
Allowance for possible
       loan losses ..........................     (694)                                    (697)
           Total Assets .....................$ 136,564                                $ 114,744

                               COMPARATIVE AVERAGE
                                 BALANCE SHEETS
                          Three Months Ended March 31,

                                                         1999                                           1998
                                                             Average        Average
                                                             Interest       Rates                                 Rates
                                                Average      Income/        Earned/      Average      Income/     Earned/
                                                Balance      Expense        Paid         Balance      Expense     Paid
    Liabilities and Shareholders' Equity
       Interest bearing liabilities:
       NOW deposits                            $ 14,418           $ 57        1.58%     $ 12,951        $ 61       1.88%
       Savings deposits                          37,351            294        3.15%       26,680         179       2.50%
       Money market deposits                      3,938             26        2.64%        4,347          26       2.39%
     Time deposits                               52,089            670        5.15%       41,953         566       5.40%
            Total interest bearing              107,796          1,047        3.89%       87,931         832       3.78%
    liabilities
    Non-interest bearing liabilities:
        Demand Deposits                        $ 18,566                                 $ 17,517
        Other Liabilities                           948                                      915
    Total Non-Interest Bearing Liabilities       19,514                                   18,432
        Shareholders' equity                      9,254                                    8,381

         Total Liabilities and
    Shareholders' Equity                       $136,564                                 $114,744

         New Interest Differential                             $ 1,084                               $ 1,120
         Net Yield on Interest-Earning
            Assets                                                            3.80%                                4.22%

Other Income. Other income increased by $113 thousand, or 61.7%, to $296 thousand for the first quarter of 1999 from $183 thousand for the first quarter of 1998. The increase primarily reflects increased revenues from the sale of non-deposit products and earnings from the Bank's newly formed mortgage company subsidiary.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1999 was $33 thousand, compared to $21 thousand for the same period last year.

Income Taxes. The provision for income taxes, both state and federal, decreased $53 thousand to $48 thousand for the first quarter of 1999 compared to $101 thousand for the same period in 1998. The decrease in income taxes resulted from an increase in tax exempt securities in 1999.

    FINANCIAL CONDITION

                 March 31, 1999 as compared to December 31, 1998

Total assets increased $2.3 million, or 1.6%, to $139.7 million at March 31, 1999 from $137.5 million at December 31, 1998. This total increase reflects increases of $916 thousand in cash and due from banks, $11.6 million in total securities, $1.1 million in total loans, and $479 thousand in all other assets, which consists of premises and equipment, other real estate, intangible assets, and other assets. These increases were offset by a decrease of $11.6 million in federal funds sold, including a decline of $3.0 million in term federal funds sold and $8.6 million in federal funds sold.

Total loans at March 31, 1999 increased $1.1 million, or 1.6%, over year end to $71.1 million. Although the components of the Company's portfolio remained relatively stable from year end, residential loans represented 66.7% of the portfolio, a decline from the 70.3% of the portfolio at year end, loans secured by non-residential properties increased to 18.1% of the portfolio, up from 16.6% at year end, and construction loans increased to 5.1% of the portfolio compared to 3.4% at year end.

The following schedule presents the components of loans, net of unearned income, by type, for each period presented.

                                        March 31                         December 31
                                          1999                              1998
                                  Amount        Percent             Amount        Percent
                                  ------        -------             ------        -------
                                                    (Dollars in Thousands)

Commercial and industrial ..     $ 4,148          5.83%            $ 3,742          5.34%
Real Estate: Non-residential
     properties ............      12,852         18.08%             11,612         16.59%
     Residential properties       47,465         66.76%             49,198         70.27%
 Construction ..............       3,613          5.08%              2,352          3.36%
Lease financing ............         134          0.19%                142           .20%
Consumer/ Other Loans ......       2,886          4.06%              2,965          4.23%
                                 -------        ------             -------        ------
Total Loans ................     $71,098        100.00%            $70,011        100.00%
                                 =======        ======             =======        ======

Total average deposits increased $11.3 million, or 9.8%. Time deposits increased by $4.7 million, savings deposits increased by $6.7 million and NOW deposits increased by $922 thousand. Management continues to monitor the shift in deposits through its Asset/Liability committee.

The following schedule presents the components of deposits, for each period presented.

                                                March 31, 1999               December 31, 1998
                                                   Average                        Average
                                                   Amount          %              Amount            %
                                                  --------       ------          --------         ------
NOW deposits....................................   $14,418        11.41%          $13,496          11.73%
  Savings deposits..............................    37,351        29.56%           30,646          26.64%
  Money market deposits.........................     3,938         3.12%            4,590           3.99%
  Time deposits.................................    52,089        41.22%           47,398          41.20%
  Demand deposits...............................    18,566        14.69%           18,912          16.44%
                                                  --------       ------          --------         ------

    Total interest-bearing liabilities            $126,362       100.00%         $115,042         100.00%
                                                  ========       ======          ========         ======

ASSET QUALITY

At March 31, 1999, non-performing loans decreased $78 thousand, as compared to December 31, 1998. The decrease was attributable to several real estate loans being restored to performing status. Management continues to monitor the Company's asset quality.

The following table provides an analysis of non-performing loans and assets:

                                                    March 31           December 31
                                                      1999                1998
Non-accrual loans............................       $   320               $   398
Non-accrual loans to
   total loans...............................           .45%                  .57%
Non-performing assets
   to total assets...........................           .26%                  .32%
 Allowance for possible
  loan losses as a percentage of
  non-performing loans.......................        215.94%               167.09%

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

At March 31, 1999, the allowance for possible loan losses was $691 thousand, up 3.9% from the $665 thousand at year-end 1998. Net charge-offs for the first quarter of 1998 were $7 thousand, partially offsetting the first quarter provision of $33 thousand.

LIQUIDITY MANAGEMENT

At March 31, 1999, the amount of liquid assets remain at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 1999, liquid investments totaled $20 million, and all mature within 30 days.


CAPITAL RESOURCES

Total stockholders' equity increased $44 thousand to $9.29 million at March 31, 1999 from $9.24 million at the end of 1998. The increase was due to net income of $192 thousand and offset by a net unrealized loss on securities, available for sale, of $126 thousand for the first three months of 1999.

At March 31, 1999, both the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 1999 for both the Company and the Bank as well as the minimum regulatory requirements.

                                                                       Regulatory          Minimum
                                           Amount        Ratio            Amount            Ration
                                           ------        -----            ------            ------
        The Company
        Leverage Capital                  8,653          6.37%            4,076               3-5%
        Tier I-Risk Based                 8,653          12.64%           2,739                4%
        Total Risk-Based                  9,344          13.64%           5,479                8%

        The Bank
        Leverage Capital                  8,204          6.04%            4,073               3-5%
        Tier I-Risk Based                 8,204          11.98%           2,739                4%
        Total Risk-Based                  8,895          12.99%           5,477                8%

YEAR 2000 COMPLIANCE

The Company's data processing capabilities are critical to its business and its ability to service customers. The Year 2000 problem is caused by many computer programs that were written to identify only the last two digits of a year (a common programming practice on the past to save computer memory). The expectation is that programs may read the year 2000 as 00 or 1900, and to compute interest, payments and other data incorrectly. The Company has put together a team of senior management to evaluate both its data processing systems (software and computers) and other systems (i.e., vault timers, alarms, heating and cooling systems) that are essential to its operations. The Company has examined all of its non-data processing systems and has either received Year 2000 compliant certification from third-party vendors or determined that the systems should not be affected by the Year 2000 problem. The Company does not expect any material costs to address non-data processing systems and has not expended any material costs to date. The Company's present data processing systems have more potential for Year 2000 risk in three areas: (1) its own computers, (2) computers and systems used by borrowers, and (3) vendors who provide the Company with software systems.

Our Computers: The Company expended approximately $200,000 in 1998 to upgrade its computer hardware and software systems, primarily our application software. We have budgeted $10,000 for Year 2000 expenditures for 1999, which include a software upgrade for one of our ATM's and various equipment and supplies necessary for our Year 2000 Business Resumption Plan. The Company contracted to have its primary mission-critical application software tested in the fall of 1998. The tests were completed and then evaluated in December 1998 and January 1999. The Company is satisfied with this results.

Computers of Others Used by Borrowers: The Company evaluated most of its borrowers and does not believe that the Year 2000 problem should, on an aggregate basis, impact their ability to repay their loans to the Bank. The Company believes that he majority of its individual borrower are not dependent on home computers for income and none of its commercial borrowers are so large that a Year 2000 problem would render them unable to continue their businesses and subsequently be unable to repay their obligations. The Company does not anticipate any material costs to address this risk area.

Vendors Who Provide The Company With Software Systems: As stated previously, the Company's primary mission-critical application software system has been upgraded and modified to be Year 2000 compliant. The majority of our critical systems have been deemed Year 2000 compliant, and tests have been completed to confirm these systems are compliant as well as the vendors we communicate with. Other peripheral software systems, which are not considered critical systems, have been reviewed and tested for Year 2000 compliance.

Contingency Plan: The Company's remediation Contingency Plan was put in place in 1998 to provide alternatives in the event our primary hardware and software systems were not deemed to be Year 2000 compliant by early 1999. Since our primary systems have been upgraded and tested the remediation plan is no longer necessary. The Company is in the process of finalizing its Year 2000 Business Resumption Contingency Plan and expects to test this plan prior to July of 1999. Business Resumption Contingency Plans are to address the actions that will be taken if critical business functions can't be handled in the normal manner due to system or third-party failures, i.e., power outages, phone communication problems, ATM network failures. These plans are additional to our normal disaster recovery plans.

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

    Not applicable

Item 3    Defaults Upon Served Securities

    Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5    Other Information

    Not applicable

Item 6    Exhibits and Report on form 8-K

    (a)  Exhibits

           Number            Description

           27                Financial Data Schedule

    (b)   Reports on Form 8-K

    None
Date Filed                   Item
----------                   ----

February 12, 1999            Item 5-- Announcing Year-End Results

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                       SUSSEX BANCORP


Date:      May 5, 1999                                 By:/s/ Candace A. Leatham
                                                       -------------------------
                                                       CANDACE A. LEATHAM
                                                       Senior Vice President and
                                                       Chief Financial Officer