Form 10QSB
period 1999-06-30
SUSSEX BANCORP
filed 1999-08-16
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _____________________

                         Commission file number 0-29030

                                 SUSSEX BANCORP
                                 --------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                            22-3475473
           ----------                                            ----------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       399 Route 23, Franklin, New Jersey                           07416
       ----------------------------------                           -----
     (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:    (973) 827-2914


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

As of August 11, 1999 there were 1,414,899 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                           Page(s)

Item 1.    Financial Statements and Notes to Consolidated
           Financial Statements

Item 2.    Management's Discussion and Analysis of
           Financial condition and Results of Operations


Part II - Other Information

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures




                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                              ----------------
                                                             1999         1998
                                                             -----        -----
Net Income ...........................................       $ 346        $ 341
Other comprehensive income,
    Net of tax
           Unrealized loss on available-for-sale
           Securities ................................        (357)         (26)
                                                             -----        -----

Comprehensive income .................................       $ (11)       $ 315
                                                             -----        -----


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                       SUSSEX BANCORP
                                 CONSOLIDATED BALANCE SHEETS
                              (in Thousands, Except Share Data)
                                         (Unaudited)


ASSETS                                                 June 30, 1999      December 31, 1998
------                                                 -------------      -----------------
Cash and Due from Banks ..........................       $  4,160             $  4,060
Interest bearing deposits in other banks .........          3,072                  150
Federal Funds Sold ...............................          6,725               26,450

Securities:
Available for Sale, at Market Value ..............         40,952               26,645
Held to maturity .................................         11,044                5,939
                                                         --------             --------
      Total Securities ...........................         51,996               32,584

Loans held for sale ..............................            -0-                  354
Loans (Net of Unearned Income) ...................         73,325               70,011
   Less:  Allowance for Possible
          Loan Losses ............................            733                  665
                                                         --------             --------
                  Net Loans ......................         72,592               69,700

Premises and Equipment, Net ......................          2,908                2,956
Other Real Estate ................................             44                   36
Intangible Assets, Primarily

  Core Deposit Premiums ..........................            661                  703
           Other Assets ..........................          1,811                  828
                                                         --------             --------
         Total Assets ............................       $143,969             $137,467
                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand ........................................         20,997               19,793
         Savings .................................         62,301               54,357
         Time ....................................         51,079               53,564
                                                         --------             --------
         Total Deposits ..........................        134,377              127,714
Other Liabilities ................................            548                  509
                                                         --------             --------
         Total Liabilities .......................        134,925              128,223

                                        5

Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   1,420,246 in 1999 and
   1,422,260 in 1998, respectively .........            5,673             5,635
Retained Earnings ..........................            3,808             3,547
Treasury Stock .............................              (80)               (2)
Net Unrealized Gain on Securities
   Available for Sale,
   net of income taxes .....................             (357)               64
                                                    ---------         ---------
Total Stockholders' Equity .................            9,044             9,244
Total Liabilities and
   Stockholders' Equity ....................        $ 143,969         $ 137,467
                                                    =========         =========


                 See Notes to Consolidated Financial Statements

                                   SUSSEX BANCORP
                          CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands, Except Share Data)
                                     (Unaudited)


                                           Three Months Ended      Six Months Ended
                                                 June 30               June 30
                                            -----------------    ------------------
                                            1999       1998       1999       1998
                                           ------     ------     ------     ------
INTEREST INCOME
Interest and Fees on Loans ...........     $1,455     $1,382     $2,861     $2,766
Interest on Time Deposits ............         29          2         31          3

Interest on Securities:
    Taxable ..........................        526        400        965        803
Exempt from Federal Income Tax .......         89         21        174         40
Interest on Federal Funds Sold .......        165        244        364        388
                                           ------     ------     ------     ------
         Total Interest Income .......      2,264      2,049     $4,395     $4,000

INTEREST EXPENSE Interest on Deposits:
    Interest on Savings Deposits .....        417        278        795        544
    Interest on Time Deposits ........        665        654      1,334      1,219
                                           ------     ------     ------     ------
Total Interest Expense ...............      1,082        932      2,129      1,763

    Net Interest Income ..............      1,182      1,117      2,266      2,237
    Provision for Possible
      Loan Losses ....................         48         21         81         42
                                           ------     ------     ------     ------
    Net Interest Income After
       Provision for Possible
             Loan Losses .............      1,134      1,096      2,186      2,195

NON-INTEREST INCOME
    Trust Income .....................        -0-          4          1          4
    Service charges
       on Deposit Accounts ...........        116        122        228        246
    Other Income .....................         94         79        277        138
                                           ------     ------     ------     ------
         Total Non-interest Income ...        210        205        506        388

NON-INTEREST EXPENSE
    Salaries and Employee Benefits ...        637        539      1,210      1,050
    Occupancy Expense, Net ...........         83         88        177        180
    Furniture and Equipment Expense ..        117        110        237        205
    Data Processing Expense ..........         22         19         42         37
    Amortization of Intangibles ......         21         20         42         41
    Other Expenses ...................        306        289        586        551
                                           ------     ------     ------     ------
      Total Non-Interest Expense .....      1,186      1,065      2,293      2,064

Income Before Provision
     for Income Taxes ........            158            236            398            519
Provision for Income Taxes ...              4             77             52            178
                                   ----------     ----------     ----------     ----------
         Net Income ..........     $      154     $      159     $      346     $      341
                                   ==========     ==========     ==========     ==========

   Net Income Per Common Share     $     0.11     $     0.11     $      .24     $      .24
                                   ==========     ==========     ==========     ==========

Weighted Average Shares
     Outstanding .............      1,423,468      1,394,326      1,423,490      1,403,638


                 See Notes to Consolidated Financial Statements

                                                  SUSSEX BANCORP
                                       CONSOLIDATED STATEMENT OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                                  Unrealized
                                                                                  Gain (Loss)           Total
                                    Common          Retained      Treasury         Securities       Stockholders
                                     Stock          Earnings        Stock      Available for Sale      Equity
                                     -----          --------        -----      ------------------      ------
Balance December 31, 1998 .....     $ 5,635          $ 3,547      $    (2)          $    64           $ 9,244

Net Income for the Period .....                          346                                              346
Cash Dividends ................                          (85)                                             (85)

Shares issued through
   dividend reinvestment plan .          27                                              27
Stock Option Exercised ........          11                                              11
Treasury Stock purchased ......                                       (78)              (78)
Change in unrealized gain on
  securities available for sale                                                        (421)             (421)
                                    -------          -------      -------           -------           -------

Balance June 30, 1999 .........     $ 5,673          $ 3,808      $   (80)          $  (357)          $ 9,044


                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                  June
                                                           1999          1998
                                                         --------      --------
Cash Flows from Operating Activities:
    Net Income .....................................     $    346      $    341

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:
Depreciation and Amortization of Premises
    and Equipment ..................................          196           167
Amortization of Intangible Assets ..................           42            42
Premium amortization (discount accretion)
    of securities, net .............................           80           (40)
Provision for Possible Loan Loses ..................           68            42
(Gain) on Sale of Securities, Available for Sale ...           (3)         --
Accretion of Loan origination and
    commitment fees, net ...........................           39           (69)
Decrease (Increase) Loans Held for Sale ............          354          --
Deferred Federal income tax benefit
    (increase) .....................................          (26)          200
Decrease (Increase) in Accrued Interest
    Receivable .....................................         (495)         (149)
Decrease (Increase) in Other Assets ................         (182)         (310)
Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................           39           (32)
                                                         --------      --------

       Net Cash Provided by Operating Activities ...     $    458      $    192

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Paydowns .......        3,128         2,667
       Proceeds from Sales/Calls Prior to Maturity .          507         5,650
       Purchases ...................................      (18,706)      (10,216)
    Securities Held to maturity:
       Proceeds from Maturities ....................          204           489
       Purchases ...................................       (5,323)         (536)
    Net Increase in Loans Outstanding ..............       (3,353)         (306)
    Capital Expenditures ...........................         (148)         (249)
    Net Increase in Other Real Estate ..............           (8)         --
                                                         --------      --------
       Net Cash Provided by (used in)
         Investing Activities ......................     $(23,699)     $ (2,501)

Cash Flows from Financing Activities:
   Net (Decrease) Increase Total Deposits ......          6,663           9,377
   Exercise of stock options ...................             11            --
   Payment of Dividends net of reinvestment ....            (58)           (183)
   Purchase of Treasury Stock ..................            (78)           --
                                                       --------        --------
     Net Cash (used in) Provided by
        Financing Activities ...................       $  6,538        $  9,194

     Net increase (Decrease) in Cash and
       Cash Equivalents ........................        (16,703)          6,885

      Cash and Cash Equivalents,
       Beginning of Period .....................         30,660          13,668

      Cash and Cash Equivalents,
       End of  Period ..........................       $ 13,957        $ 20,553
                                                       ========        ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

       Sussex Bancorp ("the Company"), a one-bank holding company was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at June 30, 1999. The Bank operates seven banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

       The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1998.

2.     Cash and Cash Equivalents

       For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.     Securities

       The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                        June 30, 1999         December 31, 1998
                                        -------------         -----------------
                                    Amortized     Market    Amortized      Market
                                       Cost       Value        Cost        Value
Securities Available
  For Sale -
    U. S. Treasury Securities ..     $ 5,578     $ 5,488     $ 5,589     $ 5,710
    U. S. Government
       Backed Securities .......      27,628      27,223      19,407      19,411
Equity Securities ..............       1,848       1,800       1,543       1,524
Debt Securities ................       6,493       6,441        --          --
                                     -------     -------     -------     -------

            Total ..............     $41,547     $40,952     $26,539     $26,645


Securities Held to Maturity -
   Obligations of State and
    Political Subdivisions .....     $11,044     $10,910     $ 5,939     $ 5,949
                                     -------     -------     -------     -------

           Total ...............     $11,044     $10,910     $ 5,939     $ 5,949

Total Securities ...............     $52,591     $51,862     $32,478     $32,594
                                     =======     =======     =======     =======

4.     Recently Issued Accounting Pronouncements

       The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130") effective March 31, 1998. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for- sale. Statement 130 became effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are reclassified to reflect application of the provisions of the statement.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Three and Six Months Ended June 30, 1999 and June 30, 1998.

                                    OVERVIEW

The Company realized net income of $154 thousand for the second quarter of 1999, relatively unchanged from the $159 thousand reported for the same period in 1998. Basic and diluted earnings per share for each of the quarters ended June 30, 1999 and 1998 were $.11.

For the six months ended June 30, 1999, net-income was $346 thousand, relatively unchanged from the $341 thousand reported for the same period in 1998. Basic and diluted earnings per share were $ .24 for each of the six month periods.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $215 thousand, or 10.5%, to $2.3 million for the quarter ended June 30, 1999 from $2.1 million for the same period in 1998. This increase was attributable to an increase in interest and fees on loans of $73 thousand, an increase in interest on time deposits of $27 thousand, and an increase in interest and dividends on securities of $194 thousand. The increase in interest income is primarily attributable to the $19.0 million increase in average interest earning assets, primarily in the investment securities portfolio. The yield on average interest-earning assets on a fully taxable equivalent basis decreased 34 basis points from 7.23% for the second quarter of 1998 to 6.89% for the second quarter of 1999 reflecting reinvestment of federal funds sold in investment securities at lower current market rates of interest.

For the six months ended June 30, 1999, interest income increased $395 thousand, or 9.9%, to $4.4 million from the $4.0 million reported for the same period in 1998. This growth in interest income is the result of a $19.0 million, or 16.9% increase in the average balance of interest-earning assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 6.87% during the six months ended June 30, 1999, compared to 7.18% during the same period in 1998. The decline in average yield reflects the same factors as were present in the three month period.

Interest Expense. The Company's interest expense for the second quarter of 1999 increased $150 thousand, or 16.1% to $1.1 million from $932 thousand for the same period last year. The average balance of interest bearing deposits increased $19.9 million, or 21.4%, from the same period last year. The largest component of the increase was in interest on savings deposits, which increased $14.2 million, or 51.8%, in the second quarter of 1999 compared to the same period in 1998. This increase was primarily due to the promotion of a special account for senior citizens. The Company's average cost of funds decreased to 3.83% for the second quarter of 1999 from 4.00% for the second quarter in 1998. This decline in the average cost of funds was the result of lowering interest rates paid on time deposits and NOW accounts.

For the six months ended June 30, 1999 interest expense increased $366 thousand, or 20.7%, to 2.1 million from $1.8 million for the same period last year. In the first six months of 1999 the average balance in savings accounts increased $11.5 million, or 21.4%, over the average balance for the six months ended June 30, 1998. Time deposits increased $7.0 million, or 15.6%, over the same period of last year. The average cost of interest-bearing deposits decreased to 3.85% during the current period from the 3.89% for the same period last year. While the average rate paid on savings accounts increased 57 basis points from the first six month of 1998 to the first six months of in 1999, the total interest rate paid on interest bearing liabilities fell 4 basis points due to the lower interest rate environment on time deposits.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 1999 and 1998. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.

                                                                               Comparative Average
                                                                                  Balance Sheets
                                                                             Six Months Ended June 30,
                                            -------------------------------------------------------------------------------------
                                                               1999                                         1998
                                            ------------------------------------------     --------------------------------------

                                                             Average                                                      Average
                                                             Interest          Rates                                      Rates
                                             Average          Income/          Earned/      Average        Income         Earned/
                                             Balance          Expense           Paid        Balance        Expense         Paid
                                                                              (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income) ..........................     $  70,894       $   2,861          8.07%       $  68,582     $   2,766         8.07%
     Tax exempt securities ............         9,412             174          6.07%           1,980            40         6.63%
     Taxable investment securities ....        34,457             965          5.60%          27,606           803         5.82%
     Interest bearing deposits ........         1,214              31          5.11%              93             3         6.45%
     Federal Funds sold ...............        15,200             364          4.79%          13,934           388         5.57%
     Total earning assets .............       131,177           4,395          6.87%         112,195         4,000         7.18%
     Non-interest earning assets ......         8,656                                          8,209
Allowance for possible
       loan losses ....................          (704)                                          (704)
            Total Assets ..............     $ 140,129                                      $ 119,700


Liabilities and Shareholders'  Equity
  Interest bearing liabilities:


    NOW deposits ......................     $  14,522       $     101          1.39%       $  13,237           126         1.90%
    Savings deposits ..................        39,431             629          3.19%          27,979           366         2.62%
    Money market deposits .............         4,574              65          2.84%           4,407            52         2.36%
Time deposits .........................        51,951           1,334          5.14%          44,945         1,218         5.42%


           Total interest bearing
              liabilities .............       110,478           2,129          3.85%          90,568         1,762         3.89%


Non-interest bearing liabilities:
    Demand Deposits ...................     $  19,730                                      $  18,849
    Other liabilities .................           785                                            838

Total non-interest bearing
    liabilities .......................        20,515                                         19,687
    Shareholders' equity ..............         9,136                                          9,445

    Total liabilities and shareholders'
       equity .........................     $ 140,129                                      $ 119,700
     New interest differential ........                    $   2,266                                    $   2,238
    Net yield on interest-earning
       assets .........................                                        3.02%                                       3.29%

Net-Interest Income. The net effect of the changes in interest income and interest expense for the second quarter of 1999 was an increase of $65 thousand, or 5.8%, in net interest income as compared to the second quarter of 1998. The net interest spread, on a fully taxable equivalent basis, declined 17 basis points from the same period last year.

Net interest income for the six months ended June 30, 1999 increased by $29 thousand, or 1.3%, over the same period last year. The net interest spread decreased 27 basis points.

Provision for Loan Losses. For the three months ended June 30, 1999, the provision for possible loan losses was $48 thousand compared to the $21 thousand for the same period last year. The provision for possible loan losses was $81 thousand for the six months ended June 30, 1999, as compared to $42 thousand for the same period last year. The increase in the provision for loan losses over both the thee and six month periods reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods as management may deem necessary.

Non-Interest Income. For the second quarter of 1999, total non-interest income increased $5 thousand, or 2.4%, from the same period in 1998. Service charges on deposit accounts decreased $6 thousand in the second quarter of 1999 compared to the three months ended June 30, 1998. Other income increased $15 thousand, or 19.0%, in the second quarter of 1999 over the same period last year. The additional income was the result of increased revenue from non-deposit products and commission income from Sussex Bancorp Mortgage Company, our mortgage banking subsidiary.

For the six months ended June 30, 1999, non-interest income increased $118 thousand, or 30.4%, from the same period in 1998, due primarily to fees generated by the non-deposit products offered by our third party provider IBFS and commission income.

Non-Interest Expense. For the quarter ended June 30, 1999, non-interest expense increased $121 thousand from the same period last year. Salaries and employee benefits increased $98 thousand, or 18.2%, as salaries increased $96 thousand and employee benefits increased $2 thousand, reflecting the addition of staff and normal salary increases. Furniture and equipment expense increased $7 thousand, or 6.4%, as a result of an increase in depreciation expense. Other expenses increased by $17 thousand, or 5.9%, as a result of increased advertising and marketing expenses to promote a savings account for senior citizens and the Bank's new mortgage banking subsidiary.

For the six months ended June 30, 1999, non-interest expense increased $229 thousand, or 11.1%, from the same period last year. Salaries and employee benefits increased $160 thousand, or 15.2%. Furniture and equipment expense increased $32 thousand, or 15.6%, which reflects an increase in depreciation expense of $28 thousand as a result of upgrades to the Company's in-house computer system. Other expenses increased $34 thousand. This includes an increase in advertising and marketing expenses of $22 thousand, or 57.5%.

Income Taxes. Income taxes expense decreased $126 thousand to $54 thousand for the six months ended June 30, 1999 as compared to $178 thousand for the same period in 1998. The decrease in income taxes resulted from higher levels of tax-exempt income in 1999.

                               FINANCIAL CONDITION

                 June 30, 1999 as compared to December 31, 1998

Total assets increased to $144.0 million, a $6.5 million, or 4.7%, increase from total assets of $137.5 million at December 31, 1998. Increases in total assets included increases of $19.4 million in total securities, $3.3 million in total loans and $2.9 million in interest bearing deposits in other banks. These increases were offset by a decrease of $19.7 million in federal funds sold.

Total loans at June 30, 1999 increased $3.3 million to $73.3 million from year-end 1998. Commercial and industrial loans increased $365 thousand, commercial real estate loans increased $2.3 million and construction loans increased $1.7 million from year-end 1998. These increases were offset by a decrease of $377 thousand in residential and commercial real estate loans from year-end 1998.

The following schedule presents the components of loans, net of unearned income, by type, for each period presented:

                                               June 30                      December 31
                                                 1999                           1998
                                       -----------------------         ----------------------
                                        Amount         Percent          Amount        Percent
                                        ------         -------          ------        -------
                                                        (Dollars in Thousands)
Commercial and industrial .........    $ 4,107           5.60%         $ 3,742          5.34%
   Real Estate non residential
     properties....................     13,880          18.93%          11,162         16.59%
     Residential properties .......     48,821          66.58%          49,198         70.27%
 Construction .....................      4,069           5.55%           2,352          3.36%
Lease financing ...................        219           0.30%             142           .20%
 Consumer .........................      2,229           3.04%           2,965          4.24%
                                       -------         ------          -------        ------
 Total Loans ......................    $73,325         100.00%         $70,011        100.00%
                                       =======         ======          =======        ======


Federal funds sold decreased by $19.7 million over December 31, 1998. The decrease is attributable both to the withdrawal of short term public funds on deposit and the investment of excess cash in new investment securities.

Total average deposits increased $15.2 million, or 13.2%. Time deposits increased by $4.6 million, savings deposits increased by $8.8 million, NOW deposits increased by $1.1 million and demand deposits by $818 thousand.
Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.


                                                  June 30, 1999                December 31, 1998
                                            ----------------------          ----------------------
                                            Average                          Average
                                            Balance            %             Balance           %
                                            --------        ------          --------        ------
 NOW deposits .........................     $ 14,522         11.15%         $ 13,496         11.73%
 Savings deposits .....................       39,431         30.28%           30,646         26.64%
 Money market deposits ................        4,574          3.51%            4,590          3.99%
 Time deposits ........................       51,951         39.90%           47,398         41.20%
 Demand deposits ......................       19,730         15.15%           18,912         16.44%
                                            --------        ------          --------        ------
   Total interest-bearing liabilities .     $130,208        100.00%         $115,042        100.00%
                                            ========        ======          ========        ======

ASSET QUALITY

At June 30, 1999, non-performing loans decreased $90 thousand, as compared to December 31, 1998. The decrease in non-performing loans was in real estate loans. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides information regarding risk elements in the loan portfolio:

                                                June 30       December 31
                                                  1998            1998
                                              ---------       -----------
Non-accrual loans .....................       $    305         $   398
Non-accrual loans to total loans ......           0.42%           0.57%
Non-performing assets to total assets .           0.24%           0.32%
Allowance for possible loan losses as a
    percentage of  non-performing loans         237.99%         167.09%


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

At June 30, 1999, the allowance for possible loan losses was $733 thousand, up 10.2% from the $665 thousand at year-end 1998. The Company recognized $13 thousand in net charge-offs for the first half of 1999.

LIQUIDITY MANAGEMENT

At June 30, 1999, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 1999, liquid investments totaled $6 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity decreased $200 thousand to $9.0 million at June 30, 1999 from the $9.2 million at year end 1998. The decrease was due to the increase in the net unrealized loss on securities available for sale of $421 thousand, the purchase of $78 thousand in treasury stock and cash dividends of $85 thousand. This decrease was offset by net income of $346 thousand.

At June 30, 1999, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 1999 for both the Company and the Bank as well as the minimum regulatory requirements.

                                  Amount          Ratio    Amount        Minimum
                                                                          Ratio
                                  ------          -----    ------        -------
The Company
Leverage Capital ..........       $8,711           6.09%    $4,290         3-5%

Tier 1 - Risk Based .......        8,711          11.46%     3,039           4%
Total Risk-Based ..........        9,444          12.43%     6,079           8%
 The Bank
                                   8,332           5.83%     4,287         3-5%

Leverage Capital

Tier 1 Risk-Based .........        8,332          10.94%     3,048           4%
Total Risk-Based ..........        9,065          11.90%     6,095           8%

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

Contingency Plan: The Company's remediation Contingency Plan was put in place in 1998 to provide alternatives in the event our primary hardware and software systems were not deemed to be Year 2000 compliant by early 1999. Since our primary systems have been upgraded and tested the remediation plan is no longer necessary. The Company completed its Year 2000 Business Resumption Plan in May of 1999 and testing of this plan will be completed prior to year end 1999. Business Resumption Contingency Plans are to address the actions that will be taken if critical business functions can't be handled in the normal manner due to system or third-party failures, i.e., power outages, phone communication problems, ATM network failures. These plans are additional to our normal disaster recovery plans.


Part II Other Information
-------------------------

Item 1.    Legal Proceedings
           -----------------

     The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities
           ---------------------

     Not applicable.

Item 3.    Defaults Upon Served Securities
           -------------------------------

     Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     On April 28, 1999, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

     Nominees:
                              For       Withhold Authority       Broker Non-Vote
                           ---------     -----------------       ---------------
     Richard W. Scott      1,167,735            4,585                 0
     Joseph Zitone         1,169,680            2,640                 0

Item 5.    Other Information
           -----------------

     Not applicable.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

  (a)  Exhibits

          Number                      Description
          ------                -----------------------
             27                 Financial Data Schedule

  (b)   Reports on Form 8-K

          Filing Date                              Item Number
          -----------                   -----------------------------------

          April 13, 1999                5-- Reporting first quarter results.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUSSEX BANCORP


Date: August 12, 1999                           By:/s/  Candace A. Leatham
                                                   -----------------------
                                                CANDACE A. LEATHAM
                                                Senior Vice President and
                                                Chief Financial Officer