Form 10QSB
period 1999-09-30
SUSSEX BANCORP
filed 1999-11-15
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999
                                       or

     [ ] TRANSITION REPORTPURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 3, 1999 there were 1,420,899 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      SUSSEX BANCORP
                               CONSOLIDATED BALANCE SHEETS
                            (in Thousands, Except Share Data)
                                       (Unaudited)

ASSETS                                           September 30, 1999    December 31, 1998
------                                           ------------------    -----------------
Cash and Due from Banks ......................       $   6,504              $   4,060
Interest bearing deposits in other banks .....           3,172                    150
Federal Funds Sold ...........................           7,300                 26,450

Securities:
  Available for Sale, at Market Value ........          40,346                 26,645
  Held to maturity ...........................           8,850                  5,939
                                                     ---------              ---------
      Total Securities .......................          49,196                 32,584

Loans held for sale ..........................             206                    354
Loans (Net of Unearned Income) ...............          76,856                 70,011
   Less:  Allowance for Possible
          Loan Losses ........................             781                    665
                                                     ---------              ---------
                  Net Loans ..................          76,075                 69,700

Premises and Equipment, Net ..................           3,102                  2,956
Other Real Estate ............................             -0-                     36
Intangible Assets,
Primarily
  Core Deposit Premiums ......................             640                    703

           Other Assets ......................           1,958                    828
                                                     ---------              ---------

         Total Assets ........................       $ 148,153              $ 137,467
                                                     =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Demand ....................................       $  23,723              $  19,793
   Savings ...................................          65,246                 54,357
   Time ......................................          49,472                 53,564
                                                     ---------              ---------
         Total Deposits ......................         138,441                127,714

Other Liabilities ............................             665                    509
                                                     ---------              ---------

         Total Liabilities ...................         139,106                128,223

                                      SUSSEX BANCORP
                               CONSOLIDATED BALANCE SHEETS
                            (in Thousands, Except Share Data)
                                       (Unaudited)

                                                September 30, 1999    December 31, 1998
                                                ------------------    -----------------
Stockholders' Equity:
   Common Stock, No Par Value
   Authorized 5,000,000 Shares,
   Issued and outstanding
   1,418,961 in 1999 and
   1,422,260 in 1998, respectively ...........           5,673                  5,635
Retained Earnings ............................           3,954                  3,547
Treasury Stock
                                                           (71)                    (2)
Net Unrealized Gain on Securities
   Available for Sale,
   net of income taxes .......................            (509)                    64
                                                     ---------              ---------
Total Stockholders' Equity ...................           9,047                  9,244

Total Liabilities and
   Stockholders' Equity ......................       $ 148,153              $ 137,467
                                                     =========              =========


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                               1999         1998
                                                              -----        -----
Net Income ............................................       $ 535        $ 519

Other comprehensive income,
    Net of tax
           Unrealized gain (loss) on available-for-sale
           Securities .................................        (509)          89
                                                              -----        -----


Comprehensive income ..................................       $  26        $ 608
                                                              -----        -----

                                               SUSSEX BANCORP
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      (In Thousands, Except Share Data)
                                                 (Unaudited)




                                                    Three Months Ended                Nine Months Ended
                                                       September 30                     September 30
                                              ----------------------------      ---------------------------
                                                  1999             1998             1999             1998
                                              -----------      -----------      -----------     -----------
INTEREST INCOME
Interest and Fees on Loans ..............     $     1,498      $     1,391      $     4,359     $     4,157
Interest on Time Deposits ...............              40                2               71               5
Interest on Securities:
    Taxable .............................             563              461            1,528           1,264
    Exempt from Federal Income Tax ......             129               31              303              71
Interest on Federal Funds Sold ..........             105              213              469             601
                                              -----------      -----------      -----------     -----------
         Total Interest Income ..........           2,335            2,098      $     6,730     $     6,098

INTEREST EXPENSE Interest on Deposits:
    Interest on Savings Deposits ........             448              297            1,243             873
    Interest on Time Deposits ...........             648              692            1,982           1,879
                                              -----------      -----------      -----------     -----------
         Total Interest Expense .........           1,096              989            3,225           2,752

    Net Interest Income .................           1,239            1,109            3,505           3,346
    Provision for Possible
      Loan Losses .......................              48               21              129              63
                                              -----------      -----------      -----------     -----------
    Net Interest Income After
       Provision for Possible Loan Losses           1,191            1,088            3,376           3,283

NON-INTEREST INCOME
    Trust Income ........................              (1)              (3)             -0-               1
    Service charges
       on Deposit Accounts ..............             113              123              341             369
    Other Income ........................              72              111              349             249
                                              -----------      -----------      -----------     -----------
         Total Non-interest Income ......             184              231              690             619

NON-INTEREST EXPENSE
    Salaries and Employee Benefits ......             600              534            1,810           1,584
    Occupancy Expense, Net ..............              87               89              264             269
    Furniture and Equipment Expense .....             121              111              358             316
    Data Processing Expense .............              21               36               63              73
    Amortization of Intangibles .........              21               22               63              63
    Other Expenses ......................             302              270              888             821
                                              -----------      -----------      -----------     -----------
         Total Non-Interest Expense .....           1,152            1,062            3,446           3,126

                                               SUSSEX BANCORP
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      (In Thousands, Except Share Data)
                                                 (Unaudited)
                                                 (continued)




                                                    Three Months Ended                Nine Months Ended
                                                       September 30                     September 30
                                              ----------------------------      ---------------------------
                                                  1999             1998             1999             1998
                                              -----------      -----------      -----------     -----------
Income Before Provision for Income Taxes              222              257              620             776
Provision for Income Taxes ..............              33               79               85             257
                                              -----------      -----------      -----------     -----------
         Net Income .....................     $       189      $       178      $       535     $       519
                                              ===========      ===========      ===========     ===========
    Net Income Per Common Share .........     $      0.13      $      0.13      $       .38     $       .37
                                              ===========      ===========      ===========     ===========

Weighted Average Shares Outstanding .....       1,418,961        1,414,620        1,423,434       1,413,872



                 See Notes to Consolidated Financial Statements

                                                SUSSEX BANCORP
                                     CONSOLIDATED STATEMENT OF CHANGES IN
                                             STOCKHOLDERS' EQUITY
                                       (In Thousands, Except Share Data)
                                                  (Unaudited)

                                                                               Unrealized
                                                                             Gain (Loss) on          Total
                                      Common       Retained     Treasury       Securities        Stockholders
                                       Stock       Earnings      Stock     Available for Sale        Equity
                                       -----       --------      -----     ------------------        ------
Balance December 31, 1998              $5,635       $3,547        $(2)         $  64                 $9,244

Net Income for the Period                              535                                              535
Cash Dividends                                        (128)                                            (128)
Shares issued through

  dividend reinvestment plan               27                                                            27
Stock Option Exercised                     11                                                            11
Treasury Stock purchased                                          (69)                                  (69)
Change in unrealized gain on
  securities available for sale                                                 (573)                  (573)
                                       ------      ------        ----          -----                 ------

Balance September 30, 1999             $5,673      $3,954        $(71)         $(509)                $9,047



                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September
                                                           1999          1998
                                                         --------      --------
Cash Flows from Operating Activities:
    Net Income .....................................     $    535      $    519

Adjustments to reconcile net income
     to net cash provided by Operating
    Activities:
Depreciation and Amortization of Premises
    and Equipment ..................................          296           261
Amortization of Intangible Assets ..................           63            63
Premium amortization (discount accretion)
    of securities, net .............................          124            69
Provision for Possible Loan Loses ..................          116            63
(Gain) on Sale of Securities, Available for Sale ...           (3)            0
Accretion of Loan origination and
    commitment fees, net ...........................           45           (79)
Decrease (Increase) Loans Held for Sale ............          148          --
Deferred Federal income tax benefit
    (increase) .....................................          (26)          267
Decrease (Increase) in Accrued Interest
    Receivable .....................................         (478)         (148)
Decrease (Increase) in Other Assets ................         (245)         (290)
Decrease (Increase) in Accrued Interest
    and Other Liabilities ..........................          156           195
                                                         --------      --------

       Net Cash Provided by Operating Activities ...     $    731      $    920

Cash Flow from Investing Activities:
    Securities Available for Sale:
       Proceeds from Maturities and Paydowns .......        4,216         4,000
       Proceeds from Sales/Calls Prior to Maturity .          507         9,300
       Purchases ...................................      (19,476)      (18,347)
    Securities Held to maturity:
       Proceeds from Maturities ....................        3,043           489
       Purchases ...................................       (5,977)       (3,317)
    Net Increase in Loans Outstanding ..............       (6,890)       (1,039)
    Capital Expenditures ...........................         (442)         (366)
    Net decrease (increase) in Other Real Estate ...           36          (367)
                                                         --------      --------

       Net Cash Provided by (used in)
         Investing Activities ......................     $(24,983)     $ (9,647)

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                             Nine Months Ended
                                                                September
                                                           1999          1998
                                                         --------      --------
    Cash Flows from Financing Activities:
       Net (Decrease) Increase Total Deposits ......       10,727        15,610
       Exercise of stock options ...................           11          --
       Payment of Dividends net of reinvestment ....         (101)         (285)
       Purchase of Treasury Stock ..................          (69)         --
                                                         --------      --------

         Net Cash (used in) Provided by
            Financing Activities ...................     $ 10,568      $ 15,325

         Net increase (Decrease) in Cash and
           Cash Equivalents ........................      (13,684)        6,929

          Cash and Cash Equivalents,
           Beginning of Period .....................       30,660        13,668

          Cash and Cash Equivalents,
           End of  Period ..........................     $ 16,976      $ 20,597
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at September 30, 1999. The Bank operates seven banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                        September 30, 1999      December  31, 1998
                                        ------------------      --------  --------
                                       Amortized     Market    Amortized     Market
                                          Cost       Value        Cost       Value
                                        -------     -------     -------     -------
Securities Available
  For Sale -
    U. S. Treasury Securities .....     $ 5,573     $ 5,494     $ 5,589     $ 5,710
    U. S. Government
           Backed Securities ......      27,019      26,370      19,407      19,411
Equity Securities .................       1,596       1,531       1,543       1,524
Debt Securities ...................       7,005       6,951          --          --
                                        -------     -------     -------     -------

            Total .................     $41,193     $40,346     $26,539     $26,645

                                        September 30, 1999      December  31, 1998
                                        ------------------      --------  --------
                                       Amortized     Market    Amortized     Market
                                          Cost       Value        Cost       Value
                                        -------     -------     -------     -------
Securities Held to Maturity -

           Obligations of State and
    Political Subdivisions ........     $ 8,850     $ 8,666     $ 5,939     $ 5,949
                                        -------     -------     -------     -------

           Total ..................     $ 8,850     $ 8,666     $ 5,939     $ 5,949

Total Securities ..................     $50,043     $49,012     $32,478     $32,594
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 1999 and September 30, 1998.

                                    OVERVIEW

The Company realized net income of $189 thousand for the third quarter of 1999, an increase of $11 over the $178 thousand reported for the same period in 1998. Basic earnings per share for each of the quarters ended September 30, 1999 and 1998 was $.13. Diluted earnings per share increased from $.12 in the third quarter of 1998 to $.13 per share in the third quarter of 1999.

For the nine months ended September 30, 1999, net-income was $535 thousand, an increase of $16 thousand from the $519 thousand reported for the same period in 1998. Basic earnings per share were $.38 and $.37 for each of the nine month periods ending September 30, 1999 and 1998, respectively. Diluted earnings per share were $.37 for the nine month period ending September 30, 1999 and $.36 for the same period in 1998.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $237 thousand, or 11.3%, to $2.3 million for the quarter ended September 30, 1999 from $2.1 million for the same period in 1998. This increase was attributable to an increase in interest and fees on loans of $107 thousand, an increase in interest on time deposits of $38 thousand, and an increase in interest and dividends on securities of $200 thousand. This increase in interest income is attributable to the $19.0 million increase in average interest earning assets, primarily in the investment securities portfolio. The yield on average interest-earning assets on a fully taxable equivalent basis decreased 13 basis points from 7.08% for the third quarter of 1998 to 6.95% for the third quarter of 1999, reflecting lower interest rates on the Company's interest earning assets.

For the nine months ended September 30, 1999, interest income increased $632 thousand, or 10.4%, to $6.7 million from the $6.1 million reported for the same period in 1998. The growth in interest income is the result of a $19.7 million, or 17.3%, increase in the average balance of interest-earning assets over the comparable period of last year. This was partially offset by a decrease in the average yield on total interest-earning assets to 6.90% during the nine months ended September 30, 1999, compared to 7.17% during the same period in 1998. The decline in average yield reflects the declining market interest rates from the first nine months of 1998 compared to the same period in 1999.

Interest Expense. The Company's interest expense for the third quarter of 1999 increased $107 thousand, or 10.8% to $1.1 million from $1.0 million for the same period last year. The average balance of interest bearing deposits increased $16.4 million, or 16.6%, from the same period last year. The largest component of the increase was in savings deposits, which increased $12.5 million, or 39.8% in the third quarter of 1999 compared to the same period in 1998. This increase was primarily due to the promotion of a special higher yielding savings account for senior citizens, our senior select account. The Company's average cost of funds decreased to 3.81% for the third quarter of 1999 from 4.02% for the third quarter in 1998. This decline in the average cost of funds was the result of lowering interest rates paid on time deposits and NOW accounts.

For the nine months ended September 30, 1999 interest expense increased $473 thousand, or 17.2%, to 3.2 million from $2.7 million for the same period last year. In the first nine months of 1999 the average balance in savings accounts increased $11.8 million, or 40.2%, over the average balance for the nine months ended September 30, 1998. This increase reflects the promotional account described above. Time deposits increased $5.3 million, or 11.3%, over the same period of last year. The average cost of interest-bearing deposits decreased to 3.84% during the current period from the 3.94% for the same period last year. While the average rate paid on savings accounts increased 50 basis points from the first nine months of 1998 to the first nine months of 1999, the decrease in the average cost of interest bearing liabilities reflects lower rates offered by the Company on time deposits.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 1999 and 1998. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                   Comparative Average
                                                     Balance Sheets

                                             Nine Months Ended September 30,
                                                            1999                                    1998
                                         ---------------------------------------      ---------------------------------
                                                                         Average                                Average
                                                          Interest        Rates                                  Rates
                                           Average         Income/       Earned/      Average      Income       Earned/
                                           Balance         Expense        Paid        Balance      Expense       Paid
                                           -------         -------        ----        -------      -------       ----
                                                                          (Dollars in Thousands)
Assets
  Interest Earning assets:
    Taxable loans (net of unearned
     income) .......................     $  72,544       $   4,359       8.01%        $68,695     $   4,157      8.07%
     Tax exempt securities .........        10,605             303       6.25%          2,361            71      6.56%
     Taxable investment securities .        36,075           1,528       5.65%         28,724         1,264      5.87%
     Interest bearing deposits .....         1,843              71       5.14%             95             5      6.70%
     Federal Funds sold ............        12,816             469       4.88%         14,303           601      5.60%
     Total earning assets ..........       133,883           6,730       6.90%        114,178         6,098      7.17%
     Non-interest earning assets ...         9,076                                      8,236
Allowance for possible
       loan losses .................          (722)                                      (703)
           Total Assets ............     $ 142,237                                  $ 121,711


Liabilities and Shareholders' Equity
  Interest bearing liabilities:
    NOW deposits ...................     $  14,493             144       1.32%      $  13,395           193      1.92%
    Savings deposits ...............        41,171             992       3.21%         29,361           596      2.71%
    Money market deposits ..........         4,874             107       2.93%          4,424            84      2.52%
Time deposits ......................        51,407           1,982       5.14%         46,051         1,879      5.44%

           Total interest bearing
              liabilities ..........       111,945           3,225       3.84%         93,231         2,752      3.94%

Non-interest bearing liabilities:
    Demand Deposits ................     $  20,433                                  $  19,239
    Other liabilities ..............           745                                        808

Total non-interest bearing
liabilities ........................        21,178                                     20,047
    Shareholders' equity ...........         9,114                                      8,433
    Total liabilities and
      shareholders' equity .........     $ 142,237                                  $ 121,711
    New interest differential ......                     $   3,505                                $   3,346
    Net yield on interest-earning
     assets ........................                                     3.06%                                   3.23%

Net-Interest Income. The net effect of the changes in interest income and interest expense for the third quarter of 1999 was an increase in net interest income of $130 thousand, or 11.7%, compared to the third quarter of 1998. The net interest spread, on a fully taxable equivalent basis, increased 8 basis points from the same period last year.

Net interest income for the nine months ended September 30, 1999 increased by $159 thousand, or 4.8%, over the same period last year. The net interest spread for the first nine months of 1999 decreased 17 basis points. Although there is a decline in the net interest spread for the first nine months of 1999 of 17 basis points, the third quarter 1999 results show an 8 basis point increase over the third quarter of 1998. This is attributable to reinvesting lower yielding federal funds sold into higher yielding investment securities and loans, and the Company's close monitoring of its cost of funds, primarily seen in lowering the interest rate paid on NOW deposits and time deposits.

Provision for Loan Losses. For the three months ended September 30, 1999, the provision for possible loan losses was $48 thousand compared to the $21 thousand provision for the same period last year. The provision for possible loan losses was $129 thousand for the nine months ended September 30, 1999, as compared to $63 thousand for the same period last year. The increase in the provision for loan losses over the three and nine month periods reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the third quarter of 1999, total non-interest income decreased $47 thousand, or 20.3%, from the same period in 1998. Service charges on deposit accounts decreased $10 thousand in the third quarter of 1999 compared to the three months ended September 30, 1998. Other income decreased $39 thousand, or 35.0%, in the third quarter of 1999 over the same period last year. The decrease was mainly the result of reporting a $10 thousand gain on securities in the third quarter of 1998, while no gains were reported in the current period, and recording an $11 thousand loss on the sale of an OREO property in the third quarter of 1999.

For the nine months ended September 30, 1999, non-interest income increased $71 thousand, or 11.5%, from the same period in 1998. Other income increased $100 thousand, or 40.2%, in the first nine months of 1999 to $349 thousand from $ 249 thousand reported during the same period in 1998. This is due primarily to fees generated by the non-deposit investment products offered by our third party provider, IBFS and commission income from Sussex Bancorp Mortgage Company, our mortgage banking subsidiary. This increase was partially offset by a decrease of $28 thousand, or 7.6%, in service charges on deposit accounts for the same period.

Non-Interest Expense. For the quarter ended September 30, 1999, non-interest expense increased $90 thousand from the same period last year. Salaries and employee benefits increased $66 thousand, or 12.4%, as salaries increased $48 thousand and employee benefits increased $18 thousand, reflecting the addition of staff and normal salary increases. Furniture and equipment expense increased $10 thousand, or 9.0%, as a result of an increase in depreciation expense. Other expenses increased by $32 thousand, or 11.9%, due to increased advertising expenses to promote a savings account for senior citizens and various loan products.

For the nine months ended September 30, 1999, non-interest expense increased $320 thousand, or 10.2%, from the same period last year. Salaries and employee benefits increased $226 thousand, or 14.3%. Furniture and equipment expense increased $42 thousand, or 13.3%, which reflects an increase in depreciation expense of $36 thousand as a result of upgrades to the Company's in-house computer system. Other expenses increased $67 thousand. The increase includes an increase in advertising expenses of $24 thousand and an increase of $20 thousand in loan appraisal and filing fees over the same period last year.

Income Taxes. Income taxes expense decreased $172 thousand to $85 thousand for the nine months ended September 30, 1999 as compared to $257 thousand for the same period in 1998. The decrease in income taxes resulted from higher levels of tax-exempt income in 1999.

                               FINANCIAL CONDITION

               September 30, 1999 as compared to December 31, 1998

Total assets increased to $148.2 million, a $10.7 million, or 7.8%, increase from total assets of $137.5 million at December 31, 1998. Increases in total assets included increases of $16.6 million in total securities, $6.8 million in total loans and $3.0 million in interest bearing deposits in other banks. These increases were offset by a decrease of $19.2 million in federal funds sold, as the Company's excess liquidity was used to fund purchases of investment securities and new loan originations.

Total loans at September 30, 1999 increased $6.8 million to $76.9 million from year-end 1998. Residential and commercial real estate loans increased $4.0 million, construction loans increased $2.5 million and consumer loans increased $494 thousand from year-end 1998. These increases were offset by a decrease of $168 thousand in commercial and industrial loans from year-end 1998.

The following schedule presents the components of loans, net of unearned income, by type, for each period presented:

                                               September 30                  December 31
                                                  1999                           1998
                                        -----------------------         ----------------------
                                        Amount          Percent         Amount         Percent
                                        ------          -------         ------         -------
                                                         (Dollars in Thousands)
Commercial and industrial ...........   $3,574            4.65%        $ 3,742          5.34%
   Real Estate non residential
     properties .....................   15,403           20.04%         11,612         16.59%
     Residential properties .........   49,372           64.24%         49,198         70.27%
 Construction .......................    4,819            6.27%          2,352          3.36%
 Lease financing ....................      240            0.31%            142           .20%
 Consumer ...........................    3,459            4.49%          2,965          4.24%
                                       -------          ------         -------        ------
 Total Loans ........................  $76,856          100.00%        $70,011        100.00%
                                       =======          ======         =======        ======


Federal funds sold decreased by $19.2 million over December 31, 1998. The decrease is attributable both to the withdrawal of short term public funds on deposit and the investment of excess cash in new investment securities.

Total securities increased $16.6 million, or 51.0%, from $32.6 million at year-end 1998 to $49.2 million on September 30, 1999. Securities, available for sale, at market value, increased $13.7 million, or 51.4%, from $26.6 million on December 31, 1998 to $40.3 million on September 30, 1999. The Company purchased $19.4 million in government agency securities and corporate debt securities in the first nine months of 1999. These purchases were offset by $4.7 million in available for sale maturities and paydowns, and $742 thousand in recorded unrealized losses in the available of sale portfolio during the nine month period. Held to maturity securities increased to $8.9 million on September 30, 1999 from $5.9 million at year-end 1998. This increase of $3.0 million was the net of $6.0 million in new held to maturity purchases and $3.0 million in maturities during the first nine months of 1999.

Total average deposits increased $15.1 million, or 13.2%. Time deposits increased by $4.0 million, savings deposits increased by $10.5 million, demand deposits increased by $1.5 million and NOW deposits increased by $997 thousand. As discussed earlier, the increase in savings deposits is primarily attributable to the Company's senior select product. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                           September 30, 1999             December 31, 1998
                                         -------------------------    ------------------------
                                         Average Balance      %       Average Balance     %
                                         ---------------      -       ---------------     -
Deposits:
 NOW deposits ...........................    $ 14,493       10.95%      $ 13,496        11.73%
 Savings deposits .......................      41,171       31.10%        30,646        26.64%
 Money market deposits ..................       4,874        3.68%         4,590         3.99%
 Time deposits ..........................      51,407       38.83%        47,398        41.20%
 Demand deposits ........................      20,433       15.44%        18,912        16.44%
                                             --------      ------       --------       ------

   Total interest-bearing liabilities ...    $130,208      100.00%      $115,042       100.00%
                                             ========      ======       ========       ======

ASSET QUALITY

At September 30, 1999, non-performing loans decreased $86 thousand, as compared to December 31, 1998 to $312 thousand. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides information regarding risk elements in the loan portfolio:

                                                     September 30     December 31
                                                         1999             1998
                                                         ----             ----
Non-accrual loans ............................         $   312          $   398
Non-accrual loans to
   total loans ...............................            0.41%            0.57%
Non-performing assets
   to total assets ...........................            0.21%            0.32%
 Allowance for possible
  loan losses as a percentage of
  non-performing loans .......................          250.32%          167.09%


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

At September 30, 1999, the allowance for possible loan losses was $781 thousand, up 17.4% from the $665 thousand at year-end 1998. The Company recognized $13 thousand in net charge-offs for the first nine months of 1999.


LIQUIDITY MANAGEMENT

At September 30, 1999, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 1999, liquid investments totaled $9.7 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity decreased $197 thousand to $9.0 million at September 30, 1999 from the $9.2 million at year end 1998. The decrease was due to the increase in the net unrealized loss on securities available for sale of $573 thousand, the purchase of $69 thousand in treasury stock and cash dividends of $128 thousand. This decrease was partially offset by net income of $535 thousand, exercised stock options of $11 thousand and shares issued through the dividend reinvestment plan of $27 thousand.

At September 30, 1999, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 1999 for both the Company and the Bank as well as the minimum regulatory requirements.

                         Amount          Ratio         Amount     Minimum Ration
                         ------          -----         ------     --------------
The Company
Leverage Capital         $8,877          6.09%         $4,372            3-5%

Tier 1 - Risk Based       8,877          11.05%         3,212             4%
Total Risk-Based          9,658          12.03%         6,424             8%
The Bank
Leverage Capital          8,499          5.84%          4,287            3-5%

Tier 1 Risk-Based         8,499          10.59%         3,048             4%
Total Risk-Based          9,280          11.56%         6,095             8%

YEAR 2000 COMPLIANCE
--------------------

The Company's data processing capabilities are critical to its business and its ability to service customers. The Year 2000 problem is caused by many computer programs that were written to identify only the last two digits of a year, a common programming practice done in the past to save computer memory. The expectation is that programs may read the year 2000 as 00 or 1900, and to compute interest, payments and other data incorrectly. The Company has put together a team of senior management to evaluate both its data processing systems (software and computers) and other systems (i.e., vault timers, alarms, heating and cooling systems) that are essential to its operations. The Company has examined all of its non-data processing systems and has either received Year 2000 compliant certification from third-party vendors or determined that the systems should not be affected by the Year 2000 problem. The Company does mot expect any material costs to address non-data processing systems and has not expended any material costs to date. The Company's present data processing systems have more potential for Year 2000 risk in three areas: (1) its own computers, (2) computers and systems used by borrowers, and (3) vendors who provide the Company with software systems.

Our Computers: The Company expended approximately $200,000 in 1998 to upgrade its computer hardware and software systems, primarily our application software. We have expensed $10,000 for Year 2000 compliance for 1999, which include a software upgrade for one of our ATM's and various equipment and supplies necessary for our Year 2000 Business Resumption Plan. The Company contracted to have its primary mission-critical application software tested in the fall of 1998. The tests were completed and then evaluated in December 1998 and January 1999. The Company is satisfied with the results.

Computers of Others Used by Borrowers: The Company evaluated most of its borrowers and does not believe that the Year 2000 problem should, on an aggregate basis, impact their ability to repay their loans to the Bank. The Company believes that the majority of its individual borrowers are not dependent on home computers for income and none of its commercial borrowers are so large that a Year 2000 problem would render them unable to continue their businesses and subsequently be unable to repay their obligations. The Company does not anticipate any material costs to address this risk area.

Vendors Who Provide The Company With Software Systems: As stated previously, the Company's primary mission-critical application software system has been upgraded and modified to be Year 2000 compliant. The majority of our critical systems have been deemed Year 2000 compliant, and tests have been completed to confirm these systems as well as the vendors we communicate with, are compliant. Other peripheral software systems, which are not considered critical systems, have been reviewed and tested for Year 2000 compliance.

Contingency Plan: The Company's remediation Contingency Plan was put in place in 1998 to provide alternatives in the event our primary hardware and software systems were not deemed to be Year 2000 compliant by early 1999. Since our primary systems have been upgraded and tested, the remediation plan is no longer necessary. The Company completed its Year 2000 Business Resumption Contingency Plan in May of 1999 and testing of this plan was done during the third quarter. The Company will continue to update and test the Contingency Plan, as needed, through the remainder of 1999. Business Resumption Contingency Plans are to address the actions that will be taken if critical business functions can't be handled in the normal manner due to system or third-party failures, i.e. power outages, phone/communication problems, ATM network failures. These plans are additional to our normal disaster recovery plans.

                            Part II Other Information

Item 1.    Legal Proceedings
           -----------------
    The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities
           ---------------------
    Not applicable

Item 3.    Defaults Upon Served Securities
           -------------------------------
    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
    Not applicable

Item 5.    Other Information
           -----------------
    Not applicable.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------
    (a).  Exhibits

           Number            Description
           ------            -----------

             27         Financial Data Schedule

    (b).   Reports on Form 8-K

           None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934,m the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SUSSEX BANCORP




Date:  November 15, 1999                         By:/s/Candace A. Leatham
                                                 ------------------------
                                                 CANDACE A. LEATHAM
                                                 Senior Vice President and
                                                 Chief Financial Officer