Form 10KSB
period 1999-12-31
SUSSEX BANCORP
filed 2000-03-28
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------
                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended: December 31, 1999
                                    -----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______ to ________

                         Commission file number 0-29030

                                 SUSSEX BANCORP
           (Name of small business issuer as specified in its charter)

                    New Jersey                           22-3475473
--------------------------------------------------------------------------------
       (State of other jurisdiction                      (I.R.S. employer
   of incorporation or organization)                   identification no.)

  399 Route 23, Franklin, New Jersey                          07416
------------------------------------                          -----
         (Address of principal executive offices)           (Zip Code)



                                 (973) 827-2914
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)



Securities Registered Pursuant to Section 12(b) of the Act:

        Title of Each Class                Name of Exchange on Which Registered
--------------------------------------------------------------------------------
  Common Stock, no par value                        American Stock Exchange

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 29, 2000, was $ 11,798,102. The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 29, 2000 was 1,430,073.

         For the fiscal year ended December 31, 1999, the Issuer had total revenues of $10,004,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


                           10-KSB Item            Document Incorporated

Item 9.           Directors and Executive         Proxy Statement for 2000
                  Officers of the                 Annual Meeting of
                  Company;  Compliance            Shareholders to be filed
                  with Section 16(a) of           no later than April 29,
                  the Exchange Act.               2000.

Item 10.          Executive Compensation          Proxy Statement for 2000
                                                  Annual  Meeting of
                                                  Shareholders to be
                                                  filed   not  later
                                                  than   April   29,
                                                  2000.

Item 11.          Security Ownership of           Proxy Statement for 2000
                  Certain Beneficial              Annual Meeting of
                  Owners and Management           Shareholders to be filed
                                                  no later than April 29,
                                                  2000.

Item 12.          Certain Relationships           Proxy Statement for 2000
                  and Related                     Annual Meeting of
                  Transactions                    Shareholders to be filed
                                                  no later than April 29,
                                                  2000.

                                     PART I
                                     ------

ITEM 1:    Description of Business
           -----------------------

General
-------

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

         The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The Bank operates from its main office at 399 Route 23, Franklin, New Jersey 07416, and its seven branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague,. New Jersey; 172 Woodport Road, Sparta, New Jersey; 455 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey and 165 Route 206, Andover, New Jersey. In addition, the Bank maintains an office for its trust and investment division in Augusta, New Jersey.

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

Business of the Company
-----------------------

         The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The
Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the Sussex County, New Jersey trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. In addition, during 1998, the Bank formed the Sussex Bancorp Mortgage Company (the "Mortgage Company"). The Mortgage Company originates one to four family mortgage loans for resale into the secondary market. Currently, all loans are sold servicing released, although the Company, through the Bank, may seek to service the loans it originates in the future.

Service Area
------------

         The Company's service area primarily consists of the Sussex County, New Jersey market, although the Company makes loans throughout New Jersey. The Company operates its main office in Franklin, New Jersey and seven branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta, New Jersey

Competition
-----------

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

Employees
---------

         At December 31, 1999, the Company employed 71 full-time employees and 16 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

                           SUPERVISION AND REGULATION
                           --------------------------

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


                         BANK HOLDING COMPANY REGULATION
                         -------------------------------

General
-------

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

         The BHCA was substantially amended in late 1999. These amendments will start to become effective in March, 2000. See "Recent Regulatory Enactments and Proposals." Prior to these revisions. The BHCA required, among other things, the prior approval of the FRB in any case where a bank holding company proposes to
(i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

         Additionally, the BHCA prohibited a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non- banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

Recent Regulatory Enactments and Proposals. On November 12, 1999, the President signed the Gramm-Leach- Bliley Financial Modernization Act of 1999 into law. The Modernization Act will, among other things:

                   o allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

                   o allow insurers and other financial services companies to acquire banks or bank holding companies;

                   o remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

                   o establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         This part of the Modernization Act will become effective on March 11, 2000. The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.


Capital Adequacy Guidelines for Bank Holding Companies
------------------------------------------------------

         The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk- weighted assets and off-balance sheet items.

         The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less that $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non- bank activity involving significant leverage; or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier 1", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off- balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Bank Regulation
---------------

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

Insurance of Deposits
---------------------

         The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the "Deposit Act"), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 2.12 basis points of assessed deposits.

Dividend Rights
---------------

         Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

ITEM 2.   Description of Property
          -----------------------
The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its six branch offices. The following table set forth certain information regarding the Company's properties as of December 31, 1999.

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

172 Woodport Road                  Leased                    September, 2000
Sparta, New Jersey

455 Route 23                       Owned(1)                        N/A
Wantage, New Jersey

15 Trinity Street                  Owned                           N/A
Newton, New Jersey

165 Route 206                      Owned                           N/A
Andover, New Jersey

100 Route 206                      Owned                           N/A
Augusta, New Jersey
------------

(1) The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.


ITEM 3.    Legal Proceedings
           -----------------

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


ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

         No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 1999.


                                     PART II
                                     -------

ITEM 5.    Market for Common Equity and Related Stockholder Matters
           --------------------------------------------------------

         Commencing February 20, 1998, the Common Stock began trading on the American Stock Exchange, under the symbol "SBB". As of December 31, 1999, the Company had approximately 691 holders of record of the Common Stock.

         The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, since the common stock began trading on the American Stock Exchange:

                                                                 DIVIDENDS
          1999                    HIGH        LOW                 DECLARED
          ----                    ----        ---                 --------
      4TH Quarter                10 3/4      8 3/4                 $0.03
      3rd Quarter                10 1/2      9 1/2                 $0.03
      2nd Quarter                12 1/4     10 1/2                 $0.03
      1st Quarter                12 1/4      9 7/8                 $0.03



                                                                 DIVIDENDS
          1998                    HIGH        LOW                 DECLARED
          ----                    ----        ---                 --------
      4th Quarter                10 3/4      8 11/16               $ 0.03
      3rd Quarter                11 1/2      9 7/8                 $ 0.07
      2nd Quarter                11 1/8      9 3/4                 $ 0.13
     1st Quarter                 12 1/2      8 3/4                 $ 0.13


During 1998 the Company also declared a two for one stock split.


ITEM 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

This section presents management's discussion and analysis of changes to the Company's consolidated financial results of operations and conditions and should be read in conjunction with the Company's financial statements and notes thereto included herein.

Management Strategy

The Company's goal is to serve as a community-oriented financial institution serving the Sussex County, New Jersey marketplace. All eight of the Company's offices are located within Sussex County, New Jersey, and over 90% of the Company's loans are made to borrowers located in Sussex County. During 1999, the Company established relationships with commercial borrowers to attain a greater market share of commercial loans. For 2000, management's goals for the Company include (1) further enhancing non-interest income by focusing on fee income, (2) promoting the Sussex Bancorp Mortgage Company, and (3) continuing to emphasize the expansion of product base to provide customers with one-stop financial services to retain and gain market share. The Company also intends to offer Internet-based banking services by the close of the second quarter. The Company will seek to increase non-interest income through the Company's relationship with Independent Bankers Financial Services, a registered broker-dealer which will sell non-deposit products, by offering 30-year fixed mortgages to be sold in the secondary market by Sussex Bancorp Mortgage Company and through enhanced trust department activity.

Results of Operations

For the year ended December 31, 1999, the Company's net income was $759,000, representing an increase of $49,000, or 7%, over the $710,000 earned in 1998. The basic net income per share for 1999 was $0.53, compared to basic net income per share of $0.50 in 1998. The diluted net income per share for 1999 was $0.53, compared to diluted net income per share of $0.50 in 1998. The change in per share earnings reflects an increase in net income offset by an increased number of average shares outstanding during 1999, as the Company's average basic shares outstanding increased to 1,422,130 from 1,410,535. The increase was attributable to issuance of new shares through the Company's dividend reinvestment plan and exercises of stock options.

The Company's results for 1999 were affected by increases of $316,000 in net interest income and $20,000 in non interest income and a decrease of $142,000 in income taxes, partially offset by an increase of $271,000 in total other expenses.

Net Interest Income

Net interest income is the difference between interest and fees earned on loans and other interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities which support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities.

Net interest income, on a fully taxable basis (a 34% federal tax rate), increased by $396,000 in 1999 to $4.9 million compared to $4.5 million in 1998. The increase in net interest income occurred as total interest income increased by $900,000, or 10.8%, to $9.3 million, while interest expense increased $504,000, or 13.2%, to $4.3 million. Interest income increased primarily as a result of an increase in average earning assets of $18.4 million. The increase in volume was partially offset by a decrease in rate as the Company's average yield on interest earning assets declined to 6.85% for the year ended December 31, 1999, compared to 7.16% for the year ended December 31, 1998. The decrease in rate reflects the Company's offering of lower priced loan products to gain new originations, particularly in commercial and non-residential real estate loans, and the repricing of the Company's investment portfolio as higher rate securities mature, reprice and are called and the proceeds are reinvested at lower current market rates.

Interest income on total loans increased from $5.6 million in 1998 to $6 million in 1999, an increase of $359,000. As discussed above, this increase was primarily the result of an increase in the volume of the loan portfolio, partially offset by a decline in average rate. The average yield on loans declined 17 basis points from 8.14% in 1998 to 7.97% in 1999, while the average balance of the loan portfolio increased by $5.9 million.

Total interest income on securities increased to $2.6 million in 1999 from $1.9 million in 1998, an increase of $777,000, or 42.0%. Average securities increased to $47.4 million in 1999 from $31.7 million in 1998, an increase of $15.7 million, reflecting investment of new deposits in excess of loan demand, primarily in state and local government securities and corporate bonds. The average rate earned on securities declined to 5.59% in 1999 from 5.84% in 1998 due to lower current market rates early in 1999.

Interest income on other interest-earning assets decreased by $236, 000 in 1999 to $650,000 compared to $886,000 in 1998. The average balance of other interest earning assets decreased to $13 million in 1999 from $16.2 million in 1998. The average rate on other interest-earning assets decreased to 5.01% in 1999 from 5.46% in 1998. Other interest earning assets consisted primarily of FHLB stock, federal funds sold and interest- bearing deposits.

Total interest expense increased from $3.8 million in 1998 to $4.3 million for the year ended December 31, 1999, an increase of $504,000, or 13.2%. The increase in interest expense was attributable to increases in both the Company's average interest-bearing deposits and the average rate paid for certain deposits. During 1999, the Company's average interest-bearing liabilities increased by $16.5 million, to $112.6 million for the year ended December 31, 1999 compared to $96.1 million for the year ended December 31, 1998. The increase in deposits occurred primarily in the Company's savings deposits. Average saving deposits increased to $42.2 million, an increase of $11.5 million, or 37.5% from 1999 to 1998. Although the Company's average cost of interest-bearing liabilities declined to 3.84% for the year ended December 31, 1999 from 3.97% for the prior year, the average rate paid on savings deposits increased 42 basis points to 3.25% in 1999 from 2.83% in 1998. This was due to the Company's offering of a Senior Select account at a higher interest rate with a minimum deposit of $10,000. The overall decline in the Company's cost of interest-bearing liabilities reflects a decrease in the rate paid on time deposits from 5.42% in 1998 to 5.13% in 1999.

The net interest margin was 3.01% in 1999, a decline from the net interest margin of 3.19% in 1998 and reflects the Company's decreased yield on interest earning assets as management continues its strategy of attempting to retain and increase its market share. Despite the declining net interest margin, the Company's net interest income increased through an increase in average interest-earning assets of $18.4 million, or 15.7%.

Comparative Average Balance Sheets

The following table reflects the components of the Company's net interest income, setting forth for the period presented (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets, and the interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread, and (5) the Company's net yield on interest earning assets. Rates are computed on a tax equivalent-basis.

                                                     Comparative Average
                                                        Balance Sheets
                                               Twelve Months Ended December 31,


                                                  1999                                        1998
                                                              Interest            Average Rates             Interest   Average Rates
                                                 Average      Income/         Earned/        Average         Income/       Earned/
                                                 Balance      Expense          Paid          Balance         Expense        Paid
                                                 -------      -------          ----          -------         -------        ----
                                                                              (Dollars in Thousands)
Assets
  Interest Earning assets:
Taxable loans (net of unearned
income)                                         $  74,786       $5,960         7.97%        $  68,842         $5,601         8.14%
Tax exempt securities                              10,321          538         5.21%            3,046            182         5.98%
Taxable investment securities                      37,071        2,109         5.69%           28,658          1,688         5.89%
Other (1)                                          12,980          650         5.01%           16,235            886         5.46%
                                                ----------------------------------------------------------------------------------
Total earning assets                              135,158        9,257         6.85%          116,781         8,357          7.16%
                                                                 -----                                       ------
Non-interest earning assets                         9,260                                       8,319
Allowance for possible
loan losses                                         (745)                                       (706)
                                               ---------                                    --------
Total Assets                                   $ 143,673                                    $124,394
                                               =========                                    ========

Liabilities and Shareholders'
Equity
  Interest bearing liabilities:
    NOW deposits                                $  14,561         $190         1.30%         $ 13,496           $260        1.93%
    Savings deposits                               42,159         1370         3.25%           30,646            867        2.83%
    Money market deposits                           5,196          159         3.06%            4,590            120        2.61%
Time deposits                                      50,387        2,584         5.13%           47,498          2,571        5.42%
Borrowed Funds                                        334           19         5.69%                0              0        0.00%
                                               ----------------------------------------------------------------------------------
Total interest bearing liabilities                112,637        4,322         3.84%           96,130          3,818        3.97%
                                                  -------        -----                         ------          -----

Non-interest bearing liabilities:
    Demand Deposits                                21,239                                      18,912
    Other liabilities                                 721                                         826
                                                ---------                                   ---------
Total non-interest bearing
    liabilities                                    21,960                                      19,738
    Shareholders' equity                            9,076                                       8,526
    Total liabilities and shareholders'
                                                ---------                                   ---------
       equity                                    $143,673                                    $124,394
                                                =========                                   =========
    Net interest differential                                   $4,935                                        $4,539
                                                                ======                                        ======
Net Interest Margin                                                            3.01%                                        3.19%
Net yield on interest-earning
       assets                                                                  3.65%                                        3.89%

 (1)  Includes FHLB stock, federal funds sold and interest-bearing deposits

Provision for Possible Loan Losses

The provision for possible loan losses in 1999 was $177,000 compared to a provision of $19,000 in 1998. The increase reflects a growth in the Company's loan portfolio of $14.7 million for the year ended December 31, 1999. The increase reflects changes in the Company's loan portfolio, as loans secured by residential properties have declined to 59.35% of the total loan portfolio from 70.22% of the total portfolio at December 31, 1998. During 1999, the Company increased its commercial mortgage and construction lending. Commercial mortgages and construction loans are generally considered to involve more risk than loans secured by residential properties.

Other income

The Company's other income is primarily generated through service charges on deposit accounts. Other income increased $20,000 in 1999 to $889,000 compared to $869,000 in 1998. The Company recognized a gain of $16,000 on the sale of loans held for sale through the Company's Sussex Bancorp Mortgage Company subsidiary. The Company also experienced a gain of $99,000 in other income, representing primarily an increase in fees from the sale of non-deposit products. Although no assurances can be given regarding the success of the Company's efforts, the Company believes that opportunities to enhance non-interest income are available through the Company's mortgage subsidiary selling loans, the expansion of the Bank's trust powers and enhanced marketing of the Company's annuities, mutual funds and discount brokerage services.

Other Expense

Total other expense increased from $4.3 million in 1998 to $4.6 million in 1999, an increase of $271,000 or 6.3%. Salaries and employee benefits expense, the largest element of other expenses, increased $239,000, or 10.8%, and furniture and equipment expense increased $37,000 or 7%. The increase in salaries and employee benefits reflects the customary salary increases for existing employees and the cost of additions to staff the Company's non-interest income initiatives, including the cost of staff for the Company's mortgage company subsidiary and non-deposit products sales efforts, as well as increased staff to administer the Company's growing loan portfolio.

Income Tax Expense

The Company's income tax provisions, which includes provisions for both federal and state taxes, were $188,000, and $330,000 for the years ended December 31, 1999 and 1998, respectively. The decreased provision for income tax reflects a decrease in income before income taxes and increased income from tax- exempt securities.

                               FINANCIAL CONDITION

At December 31, 1999, the Company had total assets of $150.1 million compared to total assets of $137.5 million at December 31, 1998. Net loans increased to $84.0 million at December 31, 1999 from $69.3 million at December 31, 1998.
Total deposits increased to $138.5 million at December 31, 1999 from $127.7 million at December 31, 1998.

Loans

Net loans increased from $69.3 million at December 31, 1998 to $84 million at December 31, 1999, an increase of $14.7 million, or 21.1%. The increase in the Company's loan portfolio during 1999 occurred primarily in loans secured by non-residential properties and construction loans. Commercial loans increased by $69,000 to $3.8 million at December 31, 1999 from $3.7 million at December 31, 1998. Loans secured by non-residential properties increased by $8.1 million, or 70.2%, to $19.8 million at December 31, 1999 from $11.6 million at December 31, 1998. At December 31, 1999, loans secured by non-residential properties constituted 23.3% of the Company's total loan portfolio, an increase from 16.6% of the total loan portfolio at December 31, 1998. Loans secured by residential properties increased by $1.2 million, or 2.4% , to $50.3 million at December 31, 1999 from $49.1 million at December 31, 1998. Construction loans increased by $4.7 million , or 200.8%, to $7.1 million at December 31, 1999 from $2.4 million at December 31, 1998. At December 31, 1999, constructions loans accounted for 8.35% of the total loan portfolio, an increase from the 3.36% represented by construction loans at December 31, 1998. These increases were partially offset by decreases in consumer loans of $121 thousand. The Company's strategy during 1999 was to continue to diversify its loan portfolio away from residential loans, with emphasis on commercial lending. Management anticipates continuing its efforts to diversify the loan portfolio, and in particular to continue focusing on commercial customers.

The increase in loans was funded during 1999 by an increase in the Company's demand and savings deposits and also by a decrease in federal funds sold.

The Company has defined its primary market area to be Sussex County, New Jersey. Over ninety percent of all loans in the Company's portfolio are made to borrowers in Sussex County. The majority of approved loans are secured by real estate and the borrower's primary residence. The end of year loan to deposit ratios for 1999 and 1998 were 60.6% and 54.3%, respectively.

The following tables set forth certain information concerning the distribution of the Company's loan portfolio.

                                                              December 31,
                                         -------------------------------------------------------
                                               1999                                1998
                                         -------------------               ---------------------

                                         Amount      Percent                Amount      Percent
                                         -------------------               ---------------------
                                                          (Dollars In Thousands)
    Commercial and industrial            $3,811        4.50%                $3,742         5.35%

     Real Estate:

         Non-Residential                 19,759       23.31%                11,612        16.60%

         Residential                     50,305       59.35%                49,128        70.22%

     Construction                         7,074        8.35%                 2,352         3.36%

     Consumer                             2,295        2.71%                 2,416         3.45%

     Other Loans                         1,519         1.79%                  712          1.02%
                                         ------      ------                 ------         ----


     Total Loans                        $84,763      100.00%               $69,962       100.00%
                                       =====================               ====================

Asset Quality

Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and other real estate owned ("OREO"). Management ceases to accrue interest on all loans when they are over ninety days delinquent. All previously accrued interest is reversed unless management determines that the loan is adequately collateralized and that the principal and interest will be recovered within the original term of the loan.

The Company experienced a slight decrease in non-performing assets during 1999. Non-accrual loans declined by $66,000 to $332,000 at December 31, 1999 from $398,000 at December 31, 1998. In addition, at December 31, 1999, the Company had no restructured loans.

The Company seeks to actively manage its non-performing and questionable assets. The Company had no OREO properties at year end 1999 compared to $36,000 at December 31, 1998. In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for commercial customers with aggregate unsecured loan amounts of $100,000 or more and real estate of $250,000 or more.

The following table provides information concerning risk elements in the loan portfolio.

                                                          December 31,
                                                    ----------------------
                                                     1999            1998
                                                    ---------------------
Non-accrual Loans                                    $332            $398

Renegotiated loans                                      0               0
                                                     ----            ----
Non-performing Loans                                 $332            $398
                                                    =====================

Non-accrual loans to total loans                    0.39%           0.57%

Non-performing loans to total loans                 0.39%           0.57%

Non-performing assets to total assets               0.22%           0.32%

Allowance for possible loan losses
  as a % of non-performing loans                  252.11%         167.09%

Allowance for Loan Losses

Management has established a model for calculating the adequacy of the Company's Allowance for Loan Losses ("ALL"). Restructured loans, as well as certain loans designated by the Company's internal watch list, are assigned a percentage of their balance as a specific reserve. Additionally, all other delinquent loans are grouped by the number of days delinquent with this amount assigned a general reserve amount.

The ALL at year-end of 1999 was $837,000 or .99% of outstanding loans and 252.11% of nonperforming assets versus $665,000 in 1998, or .95% of outstanding loans and 153.23% of nonperforming assets. Management recognizes the importance of adequate reserves and their proper allocation. Due to the increase in non-residential real estate lending and management's view of increased added risks in the Company's loan portfolio, the ALL was increased by a provision for loan loss of $177,000 and recoveries of $10,000, offset by charge-off's of $15,000.

The following table provides a three year analysis of the changes in the allowance for possible loan losses.


                                                  Year Ended December 31,
                                           ------------------------------------
                                             1999           1998          1997
                                           ------------------------------------
Beginning Balance                          $665,000       $685,000     $542,000

Provision for Loan Losses                   177,000         19,000      210,000

Loans charged-off                           -15,000        -40,000      -68,000

Recoveries                                   10,000          1,000        1,000
                                           -------------------------------------
Ending balance                             $837,000       $665,000     $685,000
                                           ====================================


The following table sets forth information concerning the allocation of the Company's ALL.

                                                            December 31,
                               -------------------------------------------------------------------
                                            1999                                    1998
                               -----------------------------           ---------------------------
                                                     % of                                   % of
                                Amount             All Loans            Amount           All Loans
                                ------             ---------            ------           ---------
    Commercial and             $38,000               4.50%             $37,000             5.35%
industrial
     Real Estate:
         Non-Residential       195,000              23.31%             107,000             16.60%
         Residential           496,000              59.35%             467,000             70.22%
     Construction               70,000               8.35%              23,000              3.36%
     Consumer                   23,000               2.71%              23,000              3.45%
     Other Loans                15,000               1.79%               8,000              1.02%
                              ------------------------------------------------------------------
     Total                    $837,000             100.00%            $665,000            100.00%
                              ==================================================================


Net charge-offs were $5,000 for 1999 compared to $39,000 in 1998. Net charge-offs as a percent of average loans were .01% in 1999 and .06% in 1998.

Securities Portfolio

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed primarily of U.S. Treasury Securities and obligations of U.S. Government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and municipal obligations.

Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar requirements. Management determines the appropriate classification of securities at the time of purchase.

The following table shows the carrying value of the Company's securities portfolio as of the dates indicated. Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discounts. Securities available for sale are stated at their fair value. At December 31, 1999 and 1998 the Company had no securities classified as trading securities.

                                                                                December 31,
                                                                  -----------------------------------------
                                                                      1999          1998           1997
                                                                  -----------------------------------------
US Treasury securities and obligations of
  US Government corporations and agencies
  available for sale                                               $   30,926      $  25,121      $  26,600

Corporate bonds available for sale                                      6,907             --             --

Mutual fund available for sale                                            762            831              -

Obligations of state and political subdivisions
  held to Maturity                                                      7,929          5,939          2,082
                                                                  -----------------------------------------
Total Securities                                                   $   46,524      $  31,891      $  28,682
                                                                   ========================================

The Company's securities increased from $31.9 million at December 31, 1998 to $46.5 million at December 31, 1999. The $14.6 million increase in securities at December 31, 1999 was due to purchases of state and local government securities and corporate bonds as cash equivalents were used to purchase investment securities.

The Company also holds $693,000 in Federal Home Loan Bank of New York stock which it does not consider an investment security. Ownership of this stock is required for membership in the Federal Home Loan Bank.

Cash and Cash Equivalents

The Company's cash and cash equivalents decreased by $20.9 million at December 31, 1999, to $12.0 million from $9.8 million at December 31, 1998. The decrease was due primarily to an increase in loan demand and the Company's decision to seek higher yields through purchasing additional investment securities.

Deposits

Total deposits increased $10.8 million from $127.7 million at year end 1998 to $138.5 million at year- end 1999, an 8.5% increase. Demand deposits increased to $24.4 million, an increase of $4.6 million, or 23.1%, from demand deposits of $19.8 million at year-end 1998. Savings and interest-bearing demand deposits increased to $68.2 million, an increase of $13.8 million, or 25.4%, from savings and interest-bearing demand deposits of $54.4 million at year-end 1998. Time deposits under $100,000 decreased to $36.4 million from $39.8 million for year-end 1998, a decrease of $3.4 million. Time deposits over $100,000 decreased to $9.6 million from $13.7 million at year-end 1998, a decrease of $4.1 million. The increase in the overall portfolio reflects the success of the Company's Senior Select product, a savings product targeting senior citizens within the Company's trade area. The decrease in the Company's time deposits under a $100,000 reflects a competitive market on time deposits. The decrease reflected in time deposits over $100,000 is due primarily to the local municipalities' reduction
                                      -17-
in their time deposits.

                                                                         December 31,
                                                ---------------------------------------------------------------
                                                           1999                               1998
                                                ---------------------------------------------------------------
                                                  Average        Percent            Average           Percent
                                                  Balance        of Total           Balance           of Total
                                                 -------------------------------------------------------------
NOW Deposits                                     $ 14,561          10.90%           $ 13,496            11.73%
Savings Deposits                                   42,159          31.57%             30,646            26.64%
Money Market Deposits                               5,196           3.89%              4,590             3.99%
Time Deposits                                      50,387          37.73%             47,398            41.20%
Demand Deposits                                    21,239          15.90%             18,912            16.44%
                                                 -----------------------            --------------------------
Total Deposits                                   $133,542         100.00%           $115,042           100.00%
                                                 =======================            ==========================


As of December 31, 1999:
   Time Deposits ($100,000 and over ) maturity:

      Three months or less                               $7,051
      Over three months through six months                  961
      Over six months through twelve months                1285
      Over twelve months                                    300
                                                         ------
                  Total                                  $9,597
                                                         ======

Liquidity

Liquidity is a measure of the Company's ability to provide sufficient cash flow for current and future financial obligations and commitments on a timely basis. Sources of liquidity include deposits, liquidation or maturity of loans and investments and short-term borrowings.

It is management's intent to fund future loan demand with deposit growth and sales of securities. In addition, the Bank is a member of Federal Home Loan Bank of New York and currently has available an overnight line of credit in the amount $7.4 million. The Bank borrowed against this line of credit during the month of December. The borrowings at year-end 1999 were $2 million.

Interest Rate Sensitivity

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a Company's earnings from a movement in market interest rates.

The Company has developed an Interest Rate Risk Policy. The policy provides for the Company to generally maintain a relatively balanced position between interest rate sensitive assets and interest rate sensitive liabilities. At December 31, 1999, the interest rate sensitivity position evident for the periodic intervals reflects an asset sensitive position.

Assets:
                                                     0-3 Mos            3-12 Mos        1-5 Years       5+ Years
                                                     -------            --------        ---------       --------
                                                                         (dollars in thousands)
Securities(1)                                        $2,136            $17,041           $16,309         $11,731
Interest bearing deposits in other                      130              2,180               100               0
banks
Federal Funds                                         4,000                  -                 -               -
Commercial Loans                                        978              3,059             1,876             419
Home Equity Loans (variable)                          3,606                  -                 -               -
Consumer Loans                                        1,311              3,831            16,054           4,391
Lease Receivable                                         63                196                 -               -
Mortgages                                             4,935              3,579            15,361          25,875
                                                      -----              -----            ------          ------
 Total Interest Earning Assets                      $17,159            $29,886           $49,700         $42,416
                                                  ==============================================================


Liabilities:

Certificate of Deposit                              $21,370            $19,590            $4,952             $92
MMDA                                                  8,141                  -                 -               -
Savings accounts                                      4,519             40,669                 -               -
NOW Accounts                                          1,486             13,371                 -               -
Federal Funds Borrowed                                1,990                  -                 -               -
                                                      -----              -----            ------          ------
Total Interest Bearing Liabilities                  $37,506            $73,630            $4,952             $92
                                                   =============================================================

Sensitivity Gap                                   ($20,347)          ($43,744)           $44,748         $42,324
Cumulative Sensitive Gap                          ($20,347)          ($64,091)         ($19,343)         $22,981

(1) Includes $693,000 in Federal Home Loan Bank of New York stock, included in the 5+ years category.


Capital Resources

Stockholders' equity inclusive of accumulated other comprehensive income, net of income taxes, was $9.1 million at December 31, 1999, compared to stockholders equity of $9.2 million at December 31, 1999. Exclusive of the effect of other comprehensive income, which consists of the unrealized holding losses and gains on the Company's available for sale portfolio, stockholders equity increased by $572,000, primarily reflecting the Company's earnings in excess of dividends paid. The growth in stockholders' equity is generated primarily through earnings retention.

The Company's and the Bank's regulators have classified and defined bank holding company capital into the following components: (1) Tier 1 capital, which includes tangible stockholders' equity for common stock and certain preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

The Company's and the Bank's regulators have implemented risk-based guidelines which require banks and bank holding companies to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). Banks and bank holding companies are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percent of risk-adjusted assets of 8.0%, at a minimum. At December 31, 1999, the Company's Tier I and combined Tier I and Tier II capital ratios were 10.41% and 11.37%, respectively. The Bank's Tier I and Tier II were 9.98% and 10.94%, respectively.

In addition to the risk-based guidelines discussed above, the Company's and the Bank's regulators require that banks and bank holding companies which meet the regulator's highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. For those banks and bank holding companies with higher levels of risk or that are experiencing or anticipating growth. The minimum will be proportionately increased. Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process. As of December 31, 1999, the Company has a leverage ratio of 6.16% and the Bank has a leverage ratio of 5.89%.

Effect of Inflation

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the level of interest rates has a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services such prices are affected by inflation. Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of the Company's assets and liabilities are more indicative of its ability to maintain acceptable performance levels. Management of the Company monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities to gap, thus seeking to minimize the potential effects of inflation.

ITEM 7.    Financial Statements
           --------------------



                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   (With Independent Auditors' Report Thereon)
                                December 31, 1999
            --------------------------------------------------------


                                      INDEX


                                                                          Page
                                                                          ----


Management Responsibility Statement                                         1

Independent Auditors' Report                                                2

Report of Independent Public Accountants                                    3

Consolidated Statements of Condition
  as of December 31, 1999 and 1998                                          4

Consolidated Statements of Income for Each of the Years
  in the Three-Year Period Ended December 31, 1999                          5

Consolidated Statements of Changes in
  Stockholders' Equity for Each of the Years
  in the Three-Year Period Ended December 31, 1999                          6

Consolidated Statements of Cash Flows for Each of the
  Years in the Three-Year Period Ended December 31, 1999                 7 - 8

Notes to Consolidated Financial Statements                               9 - 31



All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                           [letterhead SUSSEX BANCORP]


                      MANAGEMENT RESPONSIBILITY STATEMENT
                      -----------------------------------

Management of Sussex Bancorp and subsidiaries is responsible for the preparation of the consolidated financial statements and all other financial information included in this report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. All financial information included in the report agrees with the financial statements. In preparing the consolidated financial statements, management makes informed estimates and judgement with considration give to materiality, about the expected results of various events and transactions.

Management maintains a system of internal accounting control that includes personnel selection, appropriate division of responsibilities, and formal procedures and policies consistent with high standards of accounting and administrative practice. Consideration has been given to the necessary balance between the costs of systems of internal control and the benefits derived.

Management reviews and modifies its systems of accounting and internal control in light of changes in conditions and operations as well as in response to recommendations from the independent certified public accountants. Management believes the accounting and internal control systems provide reasonable assurances that assets are safeguarded and financial information is reliable.

The Board of Directors through its Audit Committee on non-management Directors, is responsible for determining that management fulfills its responsibilities in the preparation of financial statements and the control of operations. The Board appoints the independent certified public accountants. The Audit Committee meets with management, the independent certified public accountants and internal auditors, approves the overall scope of audit work and related fee arrangements, and reviews audit reports and findings.


/s/Donald L. Kovach
--------------------
Donald L. Kovach
President and Chief Executive Officer

/s/Terry H. Thompson
---------------------
Terry H. Thompson
Executive Vice President and Chief Operation Officer
Sussex County State Bank


/s/Candace Leatham
-------------------
Senior Vice President and Treasurer

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Sussex Bancorp


We have audited the accompanying consolidated statements of condition of Sussex Bancorp (the "Corporation") and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Sussex Bancorp and subsidiaries as of December 31, 1997 and for the year then ended were audited by other auditors whose report dated January 15, 1998, expressed an unqualified opinion on those statements. The other auditors' report does not cover, for the year ended December 31, 1997, the restatements of (a) net income per common share and the weighted average number of common shares outstanding as a result of the two for one split, in 1998, of the Corporation's common stock and (b) the consolidated statements of changes in stockholders' equity for the year ended December 31, 1997 for the purpose of presenting comprehensive income upon the implementation in 1998 of Statement of Financial Accounting Standards No. 130.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the financial position of Sussex Bancorp and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the adjustments applied, for the year ended December 31, 1997, to restate net income per common share and the weighted average number of common shares outstanding and to present comprehensive income for the year ended December 31, 1997. In our opinion, such adjustments are appropriate and have been properly applied.

                                                            /s/RADICS & CO., LLC
                                                            --------------------
                                                               RADICS & CO., LLC

Pine Brook, New Jersey
January 28, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Sussex Bancorp:


We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Sussex Bancorp (a New Jersey corporation) and subsidiary for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sussex Bancorp and subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles in the United States.

                                                          /s/ARTHUR ANDERSEN LLP
                                                          ----------------------
                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 15, 1998


                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    December 31,
                                                                         --------------------------------
ASSETS                                                                       1999                1998
------                                                                   -------------      -------------
Cash and due from banks ............................................     $   5,623,000      $   4,060,000
Interest bearing deposits in other banks ...........................           130,000          9,150,000
Federal funds sold .................................................         4,000,000         17,450,000
                                                                         -------------      -------------

                 Cash and cash equivalents .........................         9,753,000         30,660,000

Time deposits in other banks .......................................         2,280,000               --
Securities available for sale, at estimated fair value .............        38,595,000         25,952,000
Securities held to maturity; estimated fair value of
  $7,737,000 in 1999 and $5,949,000 in 1998 ........................         7,929,000          5,939,000
Loans held for sale ................................................           772,000            354,000
Loans ..............................................................        83,997,000         69,346,000
Premises and equipment, net ........................................         3,610,000          2,956,000
Federal Home Loan Bank of New York stock, at cost ..................           693,000            693,000
Accrued interest receivable ........................................           937,000            549,000
Other real estate owed .............................................              --               36,000
Intangible assets ..................................................           619,000            703,000
Other assets .......................................................           941,000            279,000
                                                                         -------------      -------------

                 Total assets ......................................     $ 150,126,000      $ 137,467,000
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
-----------

Deposits:
      Non-interest-bearing demand ..................................     $  24,357,000      $  19,793,000
      Savings, club and interest-bearing demand ....................        68,187,000         54,357,000
      Time .........................................................        36,407,000         39,824,000
      Time of $100,000 and over ....................................         9,597,000         13,740,000
                                                                         -------------      -------------

                 Total deposits ....................................       138,548,000        127,714,000

Federal funds purchased ............................................         1,990,000               --
Other liabilities ..................................................           499,000            509,000
                                                                         -------------      -------------

                 Total liabilities .................................       141,037,000        128,223,000
                                                                         -------------      -------------

Commitments ........................................................              --                 --

Stockholders' Equity
--------------------

Common stock (no par value); authorized shares 5,000,000;
      issued 1,427,735 in 1999 and 1,422,260 in 1998 ...............         5,687,000          5,635,000
Retained earnings ..................................................         4,136,000          3,547,000
Accumulated other comprehensive income, net of income tax ..........          (663,000)            64,000
Treasury stock, at cost; 6,836 shares in 1999 and 242 shares in 1998           (71,000)            (2,000)
                                                                         -------------      -------------

                 Total stockholders' equity ........................         9,089,000          9,244,000
                                                                         -------------      -------------

                 Total liabilities and stockholders' equity ........     $ 150,126,000      $ 137,467,000
                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                                                     SUSSEX BANCORP
                                                    AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Year Ended December 31,
                                                                                 --------------------------------------
                                                                                    1999          1998          1997
                                                                                 ----------    ----------    ----------
INTEREST INCOME:
      Loans and fees ........................................................    $5,960,000    $5,601,000    $5,517,000
      Investments securities:
            Taxable .........................................................     2,152,000     1,688,000     1,460,000
            Exempt from federal income tax ..................................       353,000       120,000        40,000
      Federal funds sold ....................................................       543,000       548,000       366,000
      Interest bearing deposits .............................................       107,000       338,000          --
                                                                                 ----------    ----------    ----------

                 Total interest income ......................................     9,115,000     8,295,000     7,383,000
                                                                                 ----------    ----------    ----------

INTEREST EXPENSE:
      Deposits ..............................................................     4,303,000     3,818,000     3,063,000
      Federal funds purchased ...............................................        19,000          --            --
                                                                                 ----------    ----------    ----------
                 Total interest expense .....................................     4,322,000     3,818,000     3,063,000
                                                                                 ----------    ----------    ----------

            Net interest income .............................................     4,793,000     4,477,000     4,320,000
PROVISION FOR POSSIBLE LOAN LOSSES ..........................................       177,000        19,000       210,000
                                                                                 ----------    ----------    ----------

            Net interest income after provision for possible loan losses ....     4,616,000     4,458,000     4,110,000
                                                                                 ----------    ----------    ----------

OTHER INCOME:
      Service charges on deposit accounts ...................................       457,000       490,000       500,000
      Gains on sales of securities available for sale .......................         3,000        65,000          --
      Gain on sale of loans held for sale ...................................        16,000          --            --
      Other .................................................................       413,000       314,000       244,000
                                                                                 ----------    ----------    ----------

                 Total other income .........................................       889,000       869,000       744,000
                                                                                  ----------    ----------    ----------

OTHER EXPENSES:
      Salaries and employee benefits ........................................     2,457,000     2,218,000     1,855,000
      Occupancy, net ........................................................       348,000       362,000       357,000
      Furniture and equipment ...............................................       562,000       525,000       371,000
      Stationary and supplies ...............................................        96,000       100,000        88,000
      Advertising and promotion .............................................       146,000       114,000       114,000
      Audit and exams .......................................................        53,000        93,000        86,000
      Amortization of intangible assets .....................................        84,000        84,000        84,000
      Other .................................................................       812,000       791,000       798,000
                                                                                  ----------    ----------    ----------

                 Total other expenses .......................................     4,558,000     4,287,000     3,753,000
                                                                                 ----------    ----------    ----------

INCOME BEFORE INCOME TAXES ..................................................       947,000     1,040,000     1,101,000
INCOME TAXES ................................................................       188,000       330,000       393,000
                                                                                 ----------    ----------    ----------

NET INCOME ..................................................................    $  759,000    $  710,000    $  708,000
                                                                                 ==========    ==========    ==========

Net income per common share:
      Basic .................................................................    $      .53    $      .50    $      .51
                                                                                 ==========    ==========    ==========
      Diluted ...............................................................    $      .53    $      .50    $      .51
                                                                                 ==========    ==========    ==========

Weighted average number of common shares outstanding:
      Basic .................................................................     1,422,130     1,410,535     1,377,934
                                                                                 ==========    ==========    ==========
      Diluted ...............................................................     1,437,869     1,425,900     1,391,416
                                                                                 ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                                                           SUSSEX BANCORP
                                                          AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Accumulated
                                                Number of                                                         Other
                                                  Shares        Common      Comprehensive       Retained      Comprehensive
                                               Outstanding       Stock          Income           Earnings         Income
                                               -----------       -----          ------           --------         ------
Balance,
  December 31, 1996 ......................        688,496     $ 5,246,000                    $ 2,729,000     $   (93,000)

Net income ...............................           --              --      $   708,000         708,000            --
Other comprehensive income:
   Unrealized gain on
   securities available
   for sale, net of income taxes
   of $68,000 ............................           --              --          107,000            --           107,000
                                                                             -----------
Comprehensive income......................                                   $   815,000
                                                                             ===========
Treasury stock purchased .................           (145)           --                             --              --

Stock options exercised ..................          2,000          23,000                           --              --
Shares issued through dividend
   reinvestment plan .....................          8,608         143,000                           --              --
Cash dividends ...........................           --              --                         (275,000)           --
                                              -----------     -----------                    -----------     -----------
Balance,
  December 31, 1997 ......................        698,959       5,412,000                      3,162,000          14,000

Net income ...............................           --              --      $   710,000         710,000            --
                                                                             -----------
Other comprehensive income:
   Unrealized gain on
   securities available
   for sale, net of income taxes
   of $60,000 ............................                                        89,000
  Reclassification
    adjustment for gains
    included in income, net of
    income taxes of $26,000 ..............                                       (39,000)
                                                                             -----------
Other comprehensive income ...............           --              --           50,000            --            50,000
                                                                             -----------

Comprehensive income .....................                                   $   760,000
                                                                             ===========
Stock options exercised ..................          4,814          55,000                           --              --
Shares issued through dividend
    reinvestment plan ....................         12,112         168,000                           --              --
Stock split ..............................        706,133            --                             --              --
Cash dividends ...........................           --              --                         (325,000)           --
                                              -----------     -----------                    -----------     -----------
Balance -
  December 31, 1998 ......................      1,422,018       5,635,000                      3,547,000          64,000

Net income ...............................           --              --      $   759,000         759,000            --
                                                                             -----------

Other comprehensive income:
   Unrealized loss on
   securities available
   for sale, net of income taxes
   of $484,000 ...........................                                      (725,000)
Reclassification adjustment for
   gains included in income, net
   of income taxes of $1,000 .............                                        (2,000)
                                                                             -----------

Other comprehensive income ...............           --              --         (727,000)           --          (727,000)
                                                                             -----------

Comprehensive income .....................                                   $    32,000
                                                                             ===========
Treasury stock purchased .................         (6,594)           --                             --              --
Stock options exercised ..................          1,000          11,000                           --              --
Shares issued through dividend
   reinvestment plan .....................          4,475          41,000                           --              --
Cash dividends ...........................           --              --                         (170,000)           --
                                              -----------     -----------                    -----------     -----------
Balance,
  December 31, 1999 ......................    $ 1,420,899     $ 5,687,000                    $ 4,136,000     $  (663,000)
                                              ===========     ===========                    ===========     ===========

                                                                    Total
                                                  Treasury       Stockholders'
                                                    Stock           Equity
                                                    -----           ------
Balance,
  December 31, 1996 ......................      $      --       $ 7,882,000

Net income ...............................             --           708,000
Other comprehensive income:
   Unrealized gain on
   securities available
   for sale, net of income taxes
   of $68,000 ............................             --           107,000


Comprehensive income
Treasury stock purchased .................           (2,000)         (2,000)

Stock options exercised ..................             --            23,000
Shares issued through dividend
   reinvestment plan .....................             --           143,000
Cash dividends ...........................             --          (275,000)
                                                -----------     -----------
Balance,
  December 31, 1997 ......................           (2,000)      8,586,000

Net income ...............................             --           710,000

Other comprehensive income:
   Unrealized gain on
   securities available
   for sale, net of income taxes
   of $60,000 ............................
  Reclassification
    adjustment for gains
    included in income, net of
    income taxes of $26,000 ..............

Other comprehensive income ...............             --            50,000


Comprehensive income .....................

Stock options exercised ..................             --            55,000
Shares issued through dividend
    reinvestment plan ....................             --           168,000
Stock split ..............................             --              --
Cash dividends ...........................             --          (325,000)
                                                -----------     -----------
Balance -
  December 31, 1998 ......................           (2,000)      9,244,000

Net income ...............................             --           759,000

Other comprehensive income:
   Unrealized loss on
   securities available
   for sale, net of income taxes
   of $484,000 ...........................
Reclassification adjustment for
   gains included in income, net
   of income taxes of $1,000 .............


Other comprehensive income ...............             --          (727,000)


Comprehensive income .....................

Treasury stock purchased .................          (69,000)        (69,000)
Stock options exercised ..................             --            11,000
Shares issued through dividend
   reinvestment plan .....................             --            41,000
Cash dividends ...........................             --          (170,000)
                                                -----------     -----------
Balance,
  December 31, 1999 ......................      $   (71,000)    $ 9,089,000
                                                ===========     ===========

See accompanying notes to consolidated financial statements.

                                                    SUSSEX BANCORP
                                                   AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
       Net income .................................................    $    759,000     $    710,000     $    708,000
       Adjustments to reconcile net income to net cash provided
         by operating activities:
            Net amortization (accretion) of premiums, discounts and
              loan origination and commitment fees and
              expenses, net .......................................         132,000           93,000          (54,000)
            Depreciation and amortization .........................         482,000          439,000          370,000
            Provision for loan losses .............................         177,000           19,000          210,000
            (Gain) on sales of securities available for sale ......          (3,000)         (65,000)            --
            Gain on trade-in of automobile ........................         (13,000)            --               --
            Loss (gain) on sale of real estate ....................          10,000             --            (44,000)
            Gain on sale of loans held for sale ...................         (16,000)            --               --
            Origination of loans held for sale ....................      (1,278,000)        (354,000)            --
            Proceeds of sales of loans held for sale ..............         876,000             --               --
            Deferred federal income tax (benefit) .................         (91,000)         (25,000)         (25,000)
            (Increase) decrease in accrued interest receivable ....        (388,000)          69,000          (74,000)
            (Increase) decrease in other assets ...................         (86,000)         (47,000)         430,000
            (Decrease) in other liabilities .......................         (10,000)        (280,000)        (216,000)
                                                                       ------------     ------------     ------------

                       Net cash provided by operating activities ..         551,000          559,000        1,305,000
                                                                       ------------     ------------     ------------

Cash flows from investing activities:
       Purchases of time deposits in other banks ..................      (2,280,000)            --               --
       Proceeds from repayments on and maturities of
         securities available for sale ............................       4,936,000       16,296,000        4,606,000
       Proceeds from sales of securities available for sale .......         507,000        8,490,000             --
       Purchases of securities available for sale .................     (19,422,000)     (24,084,000)      (8,931,000)
       Proceeds from maturities of securities held to maturity ....       3,955,000        1,602,000          952,000
       Purchases of securities held to maturity ...................      (5,977,000)      (5,464,000)      (1,913,000)
       Net increase in loans ......................................     (14,801,000)      (2,041,000)      (2,577,000)
       Additions to premises and equipment ........................      (1,039,000)      (1,024,000)        (332,000)
       Purchase of Federal Home Loan Bank of New York stock .......            --            (69,000)        (624,000)
       Capitalized costs on other real estate owned ...............          (3,000)          (3,000)            --
       Proceeds from sale of other real estate ....................          29,000             --            439,000
                                                                       ------------     ------------     ------------

                       Net cash used in investing activities ......     (34,095,000)      (6,297,000)      (8,380,000)
                                                                       ------------     ------------     ------------

See accompanying notes to financial statements.

                                                    SUSSEX BANCORP
                                                   AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended December 31,
                                                                        ----------------------------------------------
                                                                            1999             1998             1997
                                                                        ------------     ------------     ------------
Cash flows from financing activities:
       Net increase in deposits ....................................    $ 10,834,000     $ 22,832,000     $ 11,993,000
       Net increase in federal funds purchased .....................       1,990,000             --               --
       Exercise of stock options ...................................          11,000           55,000           23,000
       Payment of dividends net of reinvestment ....................        (129,000)        (157,000)        (126,000)
       Purchase of treasury stock ..................................         (69,000)            --             (2,000)
                                                                        ------------     ------------     ------------

                   Net cash provided by financing activities .......      12,637,000       22,730,000       11,888,000
                                                                        ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents ...............     (20,907,000)      16,992,000        4,813,000
Cash and cash equivalents - beginning ..............................      30,660,000       13,668,000        8,855,000
                                                                        ------------     ------------     ------------

Cash and cash equivalents - ending .................................    $  9,753,000     $ 30,660,000     $ 13,668,000
                                                                        ============     ============     ============

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
             Income taxes (federal and state) ......................    $    249,000     $    630,000     $    192,000
             Interest ..............................................       4,383,000        3,816,000        3,134,000

Supplemental schedule of noncash investing and financing activities:
       Transfer of loans to other real estate ......................    $       --       $     33,000     $       --


See accompanying notes to financial statements.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS
-------------------------

Sussex Bancorp (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Sussex County State Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Sussex Bancorp Mortgage Company and SCB Investment Company. The Corporation's business is conducted principally through the Bank. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its seven branches located in Sussex County, New Jersey. The Bank operates under a state bank charter and provides full banking services and, accordingly, is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.



2.   ACCOUNTING POLICIES
------------------------

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Basis of consolidated financial statement presentation
         ------------------------------------------------------

         The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

         A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

         Cash and cash equivalents
         -------------------------

         Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks having original maturities of three months or less. Generally, federal funds sold are sold for one-day periods.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   ACCOUNTING POLICIES  (Cont'd.)
-----------------------------------

         Securities
         ----------

         Investments in debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held to maturity securities, are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders' equity.

         Premiums and discounts on all securities are amortized/accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains or losses recognized in the consolidated statements of income.

         Loans held for sale
         -------------------

         Loans held for sale are carried at the lower of cost or market value. Valuation computations are made in the aggregate by type of loan and rate of interest. The market values used for comparison are those associated with normal investor outlets. Gain or loss on sales of loans is recognized based on the specific identification method.

         Loans
         -----

         Loans are stated at the amount of unpaid principal less unearned income, net deferred loan origination costs/fees and the allowance for loan losses. Interest on commercial, mortgage and simple interest installment loans is recognized as income based on the loan principal outstanding. Recognition of interest on the accrual method is generally discontinued when factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist.

         Loan origination costs/fees
         ---------------------------

         Loan origination fees and certain direct loan origination costs are deferred and subsequently amortized as an adjustment of yield over the contractual lives of the related loans.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    ACCOUNTING POLICIES  (Cont'd.)
------------------------------------

         Allowance for possible loan losses
         ----------------------------------

         The allowance for loan losses is maintained at a level considered adequate to absorb future losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

         Loans are deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measured value of an impaired loan is less than the recorded investment in that loan, the impairment is recorded in the allowance for possible loan losses. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

         Payments received on impaired loans are applied to interest income, accrued interest receivable and principal, in that order.

         Concentration of risk
         ---------------------

         Lending activity is concentrated in loans secured by real estate located primarily in Sussex and adjacent counties in the State of New Jersey.

         Premises and equipment
         ----------------------

         Land is carried at cost. Buildings, building improvements, furniture, fixtures and equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the shorter of the estimated lives of the related assets or the lease term.

         Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to expense in the years incurred. Rental income is netted against occupancy expense in the consolidated statements of income.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING POLICIES (Cont'd.)
----------------------------------

         Other real estate owned ("OREO")
         --------------------------------

         OREO consists of loan collateral repossessed and is carried at the lower of cost or fair value less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated costs to sell. Operating results of OREO, including rental income, operating expenses, and gains and losses realized from the sale of properties owned, are included in other expenses.

         Intangible assets
         -----------------

         Core deposit intangibles relating to premiums paid on the acquisition of deposits are amortized on a straight line basis over 15 years.

         Trust operations
         ----------------

         Trust income is recorded on a cash basis, which approximates the accrual basis. Securities and other property held by the Corporation in fiduciary or agency capacities for customers of the trust department are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.

         Income taxes
         ------------

         The Corporation and its subsidiaries use the accrual basis of accounting for financial and income tax reporting. Provisions for income taxes in the consolidated financial statements differ from the amounts reflected in income tax returns due to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The income tax provisions shown in the consolidated financial statements relate to items of income and expense in those statements irrespective of temporary differences for income tax return purposes. The tax effect of these temporary differences is accounted for as deferred income taxes applicable to future years.

         The Corporation and its subsidiaries file separate state income tax returns and a consolidated federal income tax return with the amount of income tax expense or benefit computed and allocated on a separate return basis.

         Net income per common share
         ---------------------------

         Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effect of outstanding stock options.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   ACCOUNTING POLICIES (Cont'd.)
----------------------------------

         Impact of new financial Accounting Standards
         --------------------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of SFAS No. 133 will permit, at the date of initial adoption of SFAS No. 133, the transfer of any held-to-maturity security into either the available for sale or trading category and the transfer of any available for sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Corporation. The Corporation does not intend to adopt SFAS No. 133 earlier than required.

         Interest-rate risk
         ------------------

         The Corporation, primarily through the Bank, is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to make loans secured by real estate and, to a lesser extent, commercial and consumer loans. Additionally, such funds are utilized to purchase investment securities. The potential for interest-rate risk exists as a result of the differences in the duration of the Corporation's interest-sensitive liabilities compared to its interest-sensitive assets. In a changing interest rate environment, liabilities will reprice at different speeds and to different degrees than assets, thereby impacting net interest income. For this reason, management regularly monitors the maturity structure of the Corporation's assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

         Reclassification
         ----------------

         Certain amounts for the years ended December 31, 1998 and 1997 have been reclassified to conform to the current year's presentation.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   SECURITIES AVAILABLE FOR SALE
----------------------------------


                                                               December 31, 1999
                                           -------------------------------------------------------
                                            Amortized           Gross Unrealized          Carrying
                                            ---------      ------------------------       --------
                                               Cost            Gains       Losses          Value
                                           -----------     ----------    ----------    -----------
U.S. Treasury                             $  5,567,000     $       --    $  117,000    $ 5,450,000
U.S. Government agencies including
  mortgage-backed securities                26,288,000             --       812,000     25,476,000
Corporate bonds                              6,996,000          1,000        90,000      6,907,000
Equity securities                              850,000             --        88,000        762,000
                                           -----------     ----------    ----------    -----------

                                           $39,701,000     $    1,000    $1,107,000    $38,595,000
                                           ===========     ==========    ==========    ===========

                                                               December 31, 1998
                                           -------------------------------------------------------
                                            Amortized         Gross Unrealized          Carrying
                                            ---------      ------------------------     --------
                                               Cost            Gains       Losses          Value
                                           -----------     ----------    ----------    -----------
U.S. Treasury                             $ 5,589,000      $ 124,000      $   3,000    $ 5,710,000
U.S. Government agencies including
  mortgage-backed securities               19,407,000         75,000         71,000     19,411,000
Equity securities                             850,000             --         19,000        831,000
                                          -----------     ----------      ---------    -----------
                                          $25,846,000      $ 199,000      $  93,000    $25,952,000
                                          ===========      =========      =========    ===========

                                                                  December 31,
                                          --------------------------------------------------------
                                                      1999                          1998
                                          --------------------------    --------------------------
                                            Amortized     Carrying        Amortized      Carrying
                                              Cost          Value           Cost           Value
                                          -----------    -----------    -----------    -----------
Due in one year or less                   $ 4,508,000    $ 4,494,000    $      --      $      --
Due after one year through five years      14,845,000     14,430,000      8,589,000      8,714,000
Due after five years through ten years      4,334,000      4,059,000      1,500,000      1,493,000
Due after ten years                        15,164,000     14,907,000     14,907,000     14,914,000
Equity securities                             850,000        762,000        850,000        831,000
                                          -----------    -----------    -----------    -----------
                                          $39,701,000    $38,595,000    $25,846,000    $25,952,000
                                          ===========    ===========    ===========    ===========

The amortized cost and carrying value of securities at December 31, 1999 and 1998 are shown above by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SECURITIES AVAILABLE FOR SALE (Cont'd)
-------------------------------------------

The following presents details of sales of securities available for sale:

                                                  Year Ended December 31,
                                       -----------------------------------------
                                          1999               1998          1997
                                       ----------         ----------    --------
Sales proceeds                         $  507,000         $8,490,000    $     --
Gross gains                                 3,000             65,000          --
Gross losses                                 --                 --            --


Securities with a carrying value of approximately $4,134,000 and $4,333,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.


4.   SECURITIES HELD TO MATURITY
--------------------------------

                                                       December 31, 1999
                                      -------------------------------------------------
                                                        Gross Unrealized
                                        Amortized    ---------------------    Estimated
                                           Cost        Gains      Losses     Fair Value
                                      -----------    -------    ----------   -----------
Obligations of state and political
  subdivisions                        $ 7,929,000    $ 1,000    $  193,000    $7,737,000
                                      ===========    =======    ==========    ==========


                                                       December 31, 1998
                                      -------------------------------------------------
                                                        Gross Unrealized
                                        Amortized    ---------------------    Estimated
                                           Cost        Gains      Losses     Fair Value
                                      -----------    -------    ----------   -----------
Obligations of state and political
  subdivisions                        $ 5,939,000    $ 18,000    $  8,000    $5,949,000
                                      ===========    ========    ========    ==========

                                       15

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   SECURITIES HELD TO MATURITY  (Cont'd.)
-------------------------------------------


                                                                December 31,
                                           ------------------------------------------------------
                                                    1999                         1998
                                           -----------------------     -------------------------
                                           Amortized    Estimated      Amortized     Estimated
                                             Cost       Fair Value        Cost      Fair Value
                                          ----------    ----------    ----------    ----------
Due in one year or less                   $2,114,000    $2,114,000    $3,957,000    $3,963,000
Due after one year through five years      3,071,000     3,000,000     1,015,000     1,024,000
Due after five years through ten years     2,744,000     2,623,000       967,000       962,000
                                           ---------     ---------       -------       -------
                                          $7,929,000    $7,737,000    $5,939,000    $5,949,000
                                          ==========    ==========    ==========    ==========

The amortized cost and carrying value of securities at December 31, 1999 and 1998 are shown above by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the years ended December 31, 1999, 1998 and 1997.

5.   LOANS
----------

                                                                       December 31,
                                                              ----------------------------
                                                                   1999           1998
                                                              ------------     ------------
Loans secured by one to four family residential properties    $ 50,305,000    $ 49,128,000
Loans secured by nonresidential properties                      19,759,000      11,612,000
Loans to individuals                                             2,295,000       2,416,000
Commercial loans                                                 3,811,000       3,742,000
Loans secured by construction and land development               7,074,000       2,352,000
Other loans                                                      1,519,000         712,000
                                                              ------------     ------------

                                                                84,763,000      69,962,000

Less: Unearned income and net deferred loan costs, net             (71,000)        (49,000)
         Allowance for loan losses                                 837,000         665,000
                                                              ------------     ------------

                                                                   766,000         616,000
                                                              ------------     ------------

                                                              $ 83,997,000    $ 69,346,000
                                                              ============     ============

                                       16

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   LOANS  (Cont'd.)
---------------------

Non-performing loans consist of nonaccrual and renegotiated loans. Nonaccrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. If interest had been accrued on these loans, net interest income would have been approximately $13,000, $9,000 and $32,000 higher in 1999, 1998 and 1997, respectively. Non-performing loans were as follows:

                                                December 31,
                                  ----------------------------------------------
                                     1999              1998              1997
                                  ----------        ----------        ----------
Nonaccrual                        $  332,000        $  398,000        $  730,000
Renegotiated                            --                --             334,000
                                  ----------        ----------        ----------

                                  $  332,000        $  398,000        $1,064,000
                                  ==========        ==========        ==========

The Bank has  entered  into  lending  transactions  in the  ordinary  course  of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 1999, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. A summary of lending activity with respect to such persons who had borrowings of $60,000 or more, is as follows:

                                                         Year Ended December 31,
                                                                    1999
                                                                -----------
Balance - beginning                                             $ 2,075,000
Loans originated                                                  1,240,000
Repayments                                                         (865,000)
                                                                -----------

Balance - ending                                                $ 2,450,000
                                                                ===========

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   ALLOWANCE FOR LOAN LOSSES
------------------------------

                                            Year Ended December 31,
                                      -----------------------------------------
                                         1999           1998            1997
                                      ---------       ---------       ---------
Balance - beginning                   $ 665,000       $ 685,000       $ 542,000
Provision for loan losses               177,000          19,000         210,000
Loans charged off                       (15,000)        (40,000)        (68,000)
Recoveries                               10,000           1,000           1,000
                                      ---------       ---------       ---------

Balance - ending                      $ 837,000       $ 665,000       $ 685,000
                                      =========       =========       =========

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                             December 31,
                                                      --------------------------
                                                         1999           1998
                                                      ---------       ---------
Recorded investment in impaired loans:
     With recorded allowances                         $ 337,000       $ 407,000
     Without recorded allowances                           --              --
                                                      ---------       ---------

          Total impaired loans                          337,000         407,000

     Related allowance for loan losses                 (189,000)       (121,000)
                                                      ---------       ---------

          Net impaired loans                          $ 148,000       $ 286,000
                                                      =========       =========


For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in impaired loans totalled $449,000, $898,000 and $1,345,000, respectively. Interest income recognized on such loans during the time each was impaired totalled $38,000, $79,000 and $135,000, respectively.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   PREMISES AND EQUIPMENT
---------------------------

                                                               December 31,
                                                       -------------------------
                                                           1999           1998
                                                       ----------     ----------
Land                                                   $  417,000     $  417,000
Buildings and building improvements                     1,696,000      1,592,000
Leasehold improvements                                    139,000        136,000
Furniture, fixtures and equipment                       3,049,000      2,912,000
Assets in progress                                      1,393,000        629,000
                                                       ----------     ----------

                                                        6,694,000      5,686,000

Less accumulated depreciation and amortization          3,084,000      2,730,000
                                                       ----------     ----------

                                                       $3,610,000     $2,956,000
                                                       ==========     ==========

During the years ended December 31, 1999, 1998 and 1997, depreciation and amortization expenses totalled $398,000, $355,000 and $286,000, respectively.

Assets in progress primarily includes property in Frankford Township, New Jersey, which was purchased in 1998 and is being prepared for use in the Bank's branch network, having a carrying value of $1,196,000 and $544,000 at December 31, 1999 and 1998, respectively.



8.   DEPOSITS
-------------

Scheduled maturities of time deposits are as follows:

                                                            December 31,
                                                  ------------------------------
                                                     1999               1998
                                                  -----------        -----------
One year or less                                  $40,960,000        $36,312,000
After one through three years                       4,805,000         17,097,000
After three years                                     239,000            155,000
                                                  -----------        -----------

                                                  $46,004,000        $53,564,000
                                                  ===========        ===========


At December 31, 1999 and 1998, time deposits include $4,000,000 and $9,000,000, respectively, owned by a local municipality which mature within 30 days.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   INCOME TAXES
-----------------

The components of income taxes are as follows:

                                            Year Ended December 31,
                                    -------------------------------------------
                                      1999             1998             1997
                                    ---------        ---------        ---------
Current                             $ 279,000        $ 355,000        $ 418,000
Deferred                              (91,000)         (25,000)         (25,000)
                                    ---------        ---------        ---------

               Total                $ 188,000        $ 330,000        $ 393,000
                                    =========        =========        =========

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                             December 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Deferred tax assets:
   Allowance for loan losses                            $ 334,000     $ 266,000
   Deferred loan fees                                      20,000        27,000
   Other                                                   52,000        19,000
   Unrealized loss on securities
     available for sale                                   443,000          --
                                                        ---------     ---------

                                                          849,000       312,000
                                                        ---------     ---------

Deferred tax liabilities:
   Depreciation and amortization                         (168,000)     (168,000)
   Other                                                   (3,000)         --
   Unrealized gain on securities available for sale          --         (42,000)
                                                        ---------     ---------

                                                         (171,000)     (210,000)
                                                        ---------     ---------

Net deferred tax assets included in other assets        $ 678,000     $ 102,000
                                                        =========     =========

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES (Cont'd.)
---------------------------

The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                                           Year Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                        1999                      1998                            1997
                                                 -------------------        ------------------          ---------------------
                                                 Amount      Percent        Amount     Percent          Amount        Percent
                                                 ------      -------        ------     -------          ------        -------
Federal income tax                             $ 322,000       34.0%    $ 354,000       34.0%        $ 374,000         34.0%
Add (deduct) effect of:
       Non-taxable interest income              (114,000)     (12.0)      (38,000)      (3.7)          (11,000)        (1.0)
       State income tax, net of
         federal income tax effect               (24,000)      (2.5)        1,000        0.1            27,000          2.4
       Other items, net                            4,000        0.4        13,000        1.3             3,000          0.3
                                               ---------       ----     ---------       ----         ---------         ----
                                               $ 188,000       19.9%    $ 330,000       31.7%        $ 393,000         35.7%
                                               =========       ====     =========       ====           =======         ====




10.   STOCK OPTION PLANS
------------------------

During 1988, the stockholders approved a nonqualified stock option plan (the "1988 Plan"). As of December 31, 1999, there were 63,714 authorized shares of the Corporation's common stock to be granted. Options may be granted to any officer of the Corporation or the Bank, at a grant price not to be less than the higher of the par value of the stock or 85% of its fair market value at the grant date. Options are exercisable when granted with the option period determined by the Corporation's Board of Directors, but not to exceed five years. As of December 31, 1999, no options have been granted.

During 1995, the stockholders approved a stock option plan for nonemployee directors (the "Director Plan"). As of December 31, 1999, there were 67,238 authorized shares of the Corporation's common stock to be granted. Upon approval of the Director Plan, each director was granted an option to purchase 5,253 shares. In addition to the foregoing, each person serving as a nonemployee director on the date of each annual meeting of the shareholders who is elected or reelected as a nonemployee director of the Corporation at such annual meeting of stockholders, shall be granted an option to purchase 1,050 shares of the

Corporation's common stock with a maximum of 15,759 shares total. The option price under each grant shall not be less than the fair market value on the date of the grant. Options are exercisable in their entirety six months after the date of the grant and expire after 10 year. As of December 31, 1999, 28,036 options at $5.35, 3,060 options at $8.70, 3,000 options at $9.00, 4,000 options at $10.69 and 2,500 options at $11.75 were outstanding, of which all were exercisable and none of which have been forfeited.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   STOCK OPTION PLANS  (Cont'd.)
-----------------------------------

During 1995, the stockholders approved an incentive stock option plan for executives of the Corporation (the "Executive Plan"). As of December 31, 1999, there were 134,477 authorized shares of the Corporation's common stock to be granted. Executive Plan options are granted at the sole discretion of the Board of Directors. The option price under each grant shall not be less than the fair market value on the date of grant. The Corporation may establish a vesting schedule that must be satisfied before the options may be exercised; but not within six months after the date of grant. The options may have a term not longer than 10 years from the date of grant. As of December 31, 1999, 4,692 options at $8.82, 6,970 options at $9.88 and 3,560 options at $10.38 were outstanding, of which all were exercisable and none of which have been forfeited.

Transactions under all stock option plans are summarized as follows:

                                                                                  Weighted
                                                                                   Average
                                                              Range of            Exercise
                                             Number of      Exercise Price          Price
                                              Shares          Per Share           Per Share
                                              ------          ---------           ---------
Outstanding, December 31, 1996                 41,904      $ 5.35 - $ 8.70            $ 5.76
        Options granted                         9,692        8.82 -   9.00              8.91
        Options exercised                      (5,200)           5.35                   5.35
                                               ------

Outstanding, December 31, 1997                 46,396        5.35 -  9.00               6.47
        Options granted                        11,970        9.88 - 10.69              10.21
        Options exercised                      (7,608)       5.35 -  9.00               7.27
                                               ------

Outstanding, December 31, 1998                 50,758        5.35 - 10.69               7.24
        Options granted                         6,060       10.38 - 11.75              10.95
        Options exercised                      (1,000)          10.69                  10.69
                                               ------

Outstanding, December 31, 1999                 55,818    $ 5.35 - $ 11.75             $ 7.58
                                               ======

The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Corporation's three stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB SFAS No. 123, the Corporation's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   STOCK OPTION PLANS  (Cont'd.)
-----------------------------------

                                                Year Ended December 31,
                                     -------------------------------------------
                                        1999            1998            1997
                                     -----------     -----------     -----------
Net income
       As reported                   $   759,000     $   710,000     $   708,000
       Pro forma                         746,000         690,000         696,000
Diluted income per share
       As reported                   $      0.53     $      0.50     $      0.51
       Pro forma                            0.52            0.48            0.50



The following table summarizes information about fixed stock options outstanding at December 31, 1999:

      Exercise                    Number                Remaining                Number
       Price                   Outstanding          Contractual Life           Exercisable
       -----                   -----------          ----------------           -----------
       $ 5.35                     28,036            5.5 years                    28,036
         8.70                      3,060            6.5 years                     3,060
         8.82                      4,692            7.0 years                     4,692
         9.00                      3,000            7.5 years                     3,000
         9.88                      6,970            8.0 years                     6,970
        10.38                      3,560            9.0 years                     3,560
        10.69                      4,000            8.5 years                     4,000
        11.75                      2,500            9.5 years                     2,500
                                  ------                                         ------

                                  55,818                                         55,818
                                  ======                                         ======

11.   RELATED PARTY TRANSACTIONS
--------------------------------

Certain directors of the Corporation are associated with legal, accounting, real estate and construction businesses that rendered various services to the Corporation. The Corporation paid these businesses $179,000, $168,000 and $67,000 during 1999, 1998 and 1997, respectively.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.   COMMITMENTS
-----------------

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The commitments to extend credit are as follows:

                                                              December 31,
                                                        ------------------------
                                                          1999             1998
                                                        -------          -------
                                                             (In Thousands)
Commitments to extend credit                            $16,358          $11,453
Stanby letters of credit                                      6                8



Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   COMMITMENTS  (Cont'd.)
----------------------------

Rentals under long-term operating leases amounted to approximately $52,000, $52,000 and $55,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2020 are as follows:

                            December 31,                        Amount
                            ------------                        ------

                                2000                           $ 47,000
                                2001                             29,000
                                2002                             15,000
                                2003                             10,000
                                2004                             10,000
                             Thereafter                         156,000
                                                              ---------

                                                              $ 267,000
                                                              =========

The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.


13.   DIVIDEND LIMITATION
-------------------------

A limitation exists on the ability of the Bank to pay dividends to the Corporation. State of New Jersey Banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the Bank.


14.  REGULATORY CAPITAL REQUIREMENTS
------------------------------------

The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  REGULATORY CAPITAL REQUIREMENTS  (Cont'd.)
-----------------------------------------------

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of  September  30,  1998,  the most recent  notification  from the New Jersey
Department of Banking and Insurance, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. The Corporation has not been notified by the Federal Reserve Bank of its capital category. To be categorized as well-capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the aforementioned notification that management believes have changed the institution's category.

The Corporation's and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                           To Be Well Capitalized
                                                                                Minimum Capital           Under Prompt Corrective
                                                       Actual                     Requirements                Actions Provisions
                                                ---------------------          --------------------          ----------------------
                                                Amount          Ratio          Amount         Ratio          Amount          Ratio
                                                ------          -----          ------         -----          ------          -----
                                                                            (Dollars in Thousands)
December 31, 1999
-----------------
Total Capital
      (to risk-weighted assets):
            Corporation                         $ 9,918         11.37%         $ 6,979          8.00%        $ 8,724         10.00%
            Bank                                  9,536         10.94%           6,974          8.00%          8,718         10.00%

Tier 1 Capital
      (to risk-weighted assets):
            Corporation                           9,081         10.41%           3,490          4.00%          5,234          6.00%
            Bank                                  8,699          9.98%           3,487          4.00%          5,231          6.00%

Tier 1 Capital
      (to average total assets):
            Corporation                           9,081          6.16%           5,896          4.00%          7,370          5.00%
            Bank                                  8,699          5.89%           5,906          4.00%          7,383          5.00%



December 31, 1998
-----------------
Total Capital
      (to risk-weighted assets):
            Corporation                         $ 9,123         13.51%         $ 5,401          8.00%        $ 6,751         10.00%
            Bank                                  8,687         12.87%           5,399          8.00%          6,749         10.00%

Tier 1 Capital
      (to risk-weighted assets):
            Corporation                           8,458         12.53%           2,701          4.00%          4,051          6.00%
            Bank                                  8,022         11.89%           2,700          4.00%          4,050          6.00%

Tier 1 Capital
      (to average total assets):
            Corporation                           8,458          6.24%           5,422          4.00%          6,778          5.00%
            Bank                                  8,022          5.92%           5,422          4.00%          6,777          5.00%

                                       26

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.   SUSSEX BANCORP (PARENT COMPANY ONLY)
------------------------------------------

Condensed financial statements of the Corporation (Parent Company only) follow:


                             STATEMENTS OF CONDITION
                             -----------------------

                                                             December 31,
                                                      --------------------------
                                                         1999             1998
                                                      ----------      ----------
Assets:
      Cash and interest-bearing deposits              $  346,000      $  457,000
      Investment in subsidiaries                       8,708,000       8,808,000
      Other assets                                        82,000          22,000
                                                      ----------      ----------

           Total assets                               $9,136,000      $9,287,000
                                                      ==========      ==========

Liabilities:
      Other liabilities                                   47,000          43,000
                                                      ----------      ----------

Stockholders' equity                                   9,089,000       9,244,000
                                                      ----------      ----------

Total liabilities and stockholders' equity            $9,136,000      $9,287,000
                                                      ==========      ==========

                              STATEMENTS OF INCOME
                              --------------------

                                                    Year Ended December 31,
                                            ------------------------------------
                                              1999           1998          1997
                                            ---------     ---------      -------
Dividends from subsidiary bank              $ 177,000     $ 361,000      387,000
Interest income                                 4,000          --           --
                                            ---------     ---------      -------

          Total income                        181,000       361,000      387,000

Other expenses                                 77,000        42,000       37,000
                                            ---------     ---------      -------

Income before income tax  expense             104,000       319,000      350,000
Income tax expense (benefit)                  (29,000)         --           --
                                            ---------     ---------      -------

Income before undistributed
  earnings of subsidiaries                    133,000       319,000      350,000
Equity in undistributed
  earnings of subsidiaries                    626,000       391,000      358,000
                                            ---------     ---------      -------

Net income                                  $ 759,000     $ 710,000    $ 708,000
                                            =========     =========    =========


                                       27

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   SUSSEX BANCORP (PARENT COMPANY ONLY) (Cont'd.)
------------------------------------------

                                      STATEMENTS OF CASH FLOWS
                                      ------------------------

                                                                          Year Ended December 31,
                                                                 -------------------------------------
                                                                   1999          1998           1997
                                                                 ---------     ---------     ---------
Cash flows from operating activities:
       Net income                                                $ 759,000     $ 710,000     $ 708,000
       Adjustments to reconcile net income to net cash
         provided by operating activities:
             Net change in other assets and liabilities            (57,000)       22,000        21,000
             Equity in undistributed earnings of subsidiaries     (626,000)     (391,000)     (358,000)
                                                                 ---------     ---------     ---------

                  Net cash provided by operating activities         76,000       341,000       371,000
                                                                 ---------     ---------     ---------

Cash flows from financing activities:
       Cash dividends paid net of reinvestments                   (129,000)     (205,000)     (126,000)
       Purchase of treasury stock                                  (69,000)         --          (2,000)
       Exercise of stock options                                    11,000        55,000        23,000
                                                                 ---------     ---------     ---------

                  Net cash (used in) financing activities         (187,000)     (150,000)     (105,000)
                                                                 ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents              (111,000)      191,000       266,000

Cash and cash equivalents - beginning                              457,000       266,000          --
                                                                 ---------     ---------     ---------

Cash and cash equivalents - ending                               $ 346,000     $ 457,000     $ 266,000
                                                                 =========     =========     =========


16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used for the purposes of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the financial instruments are set forth below:

         Cash and cash equivalents, accrued interest receivable and federal funds purchased
         -----------------------------------------------------------

         The carrying amounts for cash and cash equivalents, accrued interest receivable and federal funds purchased approximate fair value.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)
-------------------------------------------------------------

         Time deposits in other banks
         ----------------------------

         The fair value of time deposits in other banks is estimated by discounting future cash flows, using the current rates available for time deposits with similar remaining maturities.

         Securities
         ----------

         The fair values for securities are based on quoted market prices or dealer prices, if available. If quoted market prices or dealer prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities.

         Loans held for sale
         -------------------

         The fair value of loans held for sale is based on prices associated with normal investor outlets.

         Loans
         -----

         The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans with similar remaining maturities would be made to borrowers with similar credit ratings.

         Deposits
         --------

         For demand, savings and club accounts, fair value is the carrying amount reported in the consolidated financial statements. For fixed-maturity certificates of deposit, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

         Commitments
         -----------

         The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)
------------------------------------------------------------

The carrying values and estimated fair values of financial instruments are as follows:

                                                                         December 31,
                                                   --------------------------------------------------------
                                                           1999                             1998
                                                   -------------------------       ------------------------
                                                   Carrying        Estimated       Carrying       Estimated
         Financial assets                           Value          Fair Value       Value        Fair Value
         ----------------                           -----          ----------       -----        ----------
                                                                     (In Thousands)
         Cash and cash equivalents                  $ 9,753          $ 9,753       $ 30,660       $ 30,660
         Time deposits in other banks                 2,280            2,298         -              -
         Securities available for sale               38,595           38,595         25,952         25,952
         Securities held to maturity                  7,929            7,737          5,939          5,949
         Loans held for sale                            772              772            354            354
         Loans                                       83,997           79,339         69,346         68,545
         Accrued interest receivable                    937              937            549            549

         Financial liabilities
         ---------------------

         Deposits                                   138,548          138,716        127,714        128,005
         Federal funds purchased                      1,990            1,990         -              -

         Commitments
         -----------

         To extend credit                            16,358           16,358         11,543         11,543
         Standby letters of credit                        6                6              8              8

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no established secondary market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business, and exclude the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, other assets and other liabilities. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform evaluation methodologies introduces a greater degree of subjectivity to these estimated fair values.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.   QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------

                                                       Quarter Ended
                                    -----------------------------------------------------
                                    March 31,     June 30,    September 30   December 31,
                                      1999         1999           1999          1999
                                      ----         ----           ----          ----
                                           (In Thousands, Except Per Share Amounts)
Total interest income                $2,131        $2,264        $2,335        $2,385
Total interest expense                1,047         1,082         1,096         1,097
                                      -----         -----         -----         -----

     Net interest income              1,084         1,182         1,239         1,288
                                      -----         -----         -----         -----
Provision for loan losses                33            48            48            48
Other income                            296           210           184           199
Other expenses                        1,107         1,186         1,153         1,112
Income taxes                             48             4            33           103
                                      -----         -----         -----         -----
Net income                           $  192        $  154        $  189        $  224
                                     ======        ======        ======        ======
Net income per common share -
 basic and diluted                   $ 0.13        $ 0.11        $ 0.13        $ 0.16
                                     ======        ======        ======        ======


                                                        Quarter Ended
                                     -------------------------------------------------------
                                     March 31,     June 30,     September 30,   December 31,
                                       1998          1998           1998             1998
                                       ----          ----           ----             ----
                                            (In Thousands, Except Per Share Amounts)
Total interest income                $ 1,951        $ 2,049        $ 2,098        $ 2,197
Total interest expense                   831            932            989          1,066
                                       -----          -----          -----          -----
     Net interest income               1,120          1,117          1,109          1,131
                                       -----          -----          -----          -----
Provision for loan losses                 21             21             21            (44)
Other income                             183            205            231            250
Other expenses                           999          1,065          1,062          1,161
Income taxes                             101             77             79             73
                                       -----          -----          -----          -----
Net income                           $   182        $   159        $   178        $   191
                                     =======        =======        =======        =======
Net income per common share -
 basic and diluted                   $  0.13        $  0.11        $  0.13        $  0.13
                                     =======        =======        =======        =======

                                       31


         The financial statements required by this item are filed herewith.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and
           ----------------------------------------------------------------
           Financial Disclosure
           --------------------

         Upon completion of the 1997 audit, the Registrant replaced Arthur Andersen, LLP ("Andersen") as its independent auditor with Radics & Co., LLC, who conducted the audit of the Company's financial statements for the 1998 fiscal year. The decision to change auditors was recommended by the Audit Committee and was approved by the Company's Board of Directors. For the fiscal years ended December 31, 1997 and 1996, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 1997 and 1996 expressed an unqualified opinion.


ITEM 9.     Directors and Executive Officers of the Registrant; Compliance with
            -------------------------------------------------------------------
            Section 16(a)
            --------------

         Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2000.

         The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                                       Principal Occupation
         Name, Age and Position           Officer Since (1)            During Past Five Years
         ----------------------           ----------------             ----------------------

         Candace A. Leatham, 45                   1984                 Senior Vice President and
         Senior Vice President                                         Treasurer of the Bank
         and Treasurer

-----------------------------
(1)  Includes prior service as an officer of the Bank.


ITEM 10.    Executive Compensation
            ----------------------

         Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 1998 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2000.


ITEM 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 1998 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange commission no later than April 29, 2000.

ITEM 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1999 Annual
Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2000.

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

         10(i)             1995 Incentive Stock Option Plan(1)

         10(ii)            1995 Stock Option Plan for Non-Employee Directors(1)

         10(iii)           1988 Non-Qualified Stock Option(1)

         10(iv)            Employment Agreement with Donald Kovach

         21                Subsidiaries of the Registrant

         23(a)             Consent of Radics & Co., LLC

         23(b)             Consent of Arthur Andersen LLP

         27                Financial Data Schedule

--------------
(1) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Company's Registration Statement on form 8- B, Registration No. 1-12569.

         (b)     Reports on form 8-K

                   None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SUSSEX BANCORP


                                     By:  /s/Donald L. Kovach
                                          Donald L. Kovach
                                          Chairman of the Board and
Dated:                                    Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                       TITLE                           DATE
         ----                       -----                           ----


/s/Donald L. Kovach         Chairman of the Board and         March 27, 2000
   ----------------         Chief Executive Officer
   Donald L. Kovach


/s/Candace A. Leatham       Treasurer (Principal Financial    March 27, 2000
   ------------------       Officer and Principal
   Candace A. Leatham       Accounting Officer)


/s/ Irvin Ackerson          Director                          March 27, 2000
   ---------------
    Irvin Ackerson


/s/ William E. Kulsar       Secretary and Director            March 27, 2000
    William E. Kulsar


/s/Joel D. Marvil           Director                          March 27, 2000
   -----------------
   Joel D. Marvil


/s/Richard Scott            Director                          March 27, 2000
   ----------------
   Richard Scott


/s/Joseph Zitone            Director                          March 27, 2000
   ---------------
   Joseph Zitone