Form 10QSB
period 2000-03-31
SUSSEX BANCORP
filed 2000-05-11
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

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

As of May 1, 2000 there were 1,423,269 shares of common stock, no par value, outstanding.

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

Signatures

                                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                        SUSSEX BANCORP
                                  CONSOLIDATED BALANCE SHEETS
                               (in Thousands, Except Share Data)
                                          (Unaudited)

ASSETS                                                      March 31, 2000  December 31, 1999
------                                                      --------------  -----------------
Cash and Due from Banks                                       $   7,062         $   5,623
Federal Funds Sold                                                4,000             4,000
Interest Bearing Deposits                                           168               130
Time Deposits in Other Banks                                      2,279             2,280
Securities:
  Available for Sale, at Market Value                            36,476            38,595
  Held to maturity                                                6,456             7,929
                                                              ---------         ---------
      Total Securities                                           42,932            46,524

Loans held for sale                                               1,149               772

Loans (Net of Unearned Income)                                   87,138            84,834
   Less:  Allowance for Possible Loan Losses                        886               837
                                                              ---------         ---------
        Net Loans                                                86,252            83,997

Premises and Equipment, Net                                       4,042             3,610
Federal Home Loan Bank Stock                                        693               693
Intangible Assets, Primarily Core Deposit Premiums                  598               619
Other Assets                                                      1,934             1,878
                                                              ---------         ---------

Total Assets                                                  $ 151,109         $ 150,126
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand                                                  $  22,694         $  24,357
      Savings                                                    68,031            68,187
      Time                                                       44,441            46,004
                                                              ---------         ---------
   Total Deposits                                               135,166           138,548

Fed Funds Purchased                                               6,170             1,990
Other Liabilities                                                   617               499
                                                              ---------         ---------

Total Liabilities                                               141,953           141,037

Stockholders' Equity:
Common Stock, No Par Value
   Authorized 5,000,000 Shares, issued and outstanding
   1,423,269 in 2000 and 1,420,899 in 1999,                       5,708             5,687
respectively
Retained Earnings                                                 4,250             4,136
Treasury Stock                                                      (71)              (71)
Net Unrealized (Loss) on Securities
   Available for Sale, net of income taxes                         (731)             (663)
                                                              ---------         ---------
Total Stockholders' Equity                                        9,156             9,089

Total Liabilities and Stockholders' Equity                    $ 151,109         $ 150,126
                                                              =========         =========


                 See Notes to Consolidated Financial Statements

                                      SUSSEX BANCORP
                             CONSOLIDATED STATEMENTS OF INCOME
                             (In Thousands Except Share Data)
                                        (Unaudited)

                                                                 Three Months Ended
                                                        March 31, 2000           March 31, 1999
                                                        --------------           --------------
INTEREST INCOME
   Interest and Fees on Loans                              $     1,731         $     1,406
   Interest on Interest Earning Deposits                            33                   2
   Interest on Securities:
      Taxable                                                      571                 439
      Exempt from Federal Income Tax                                87                  85
   Interest on Federal Funds Sold                                   57                 199
                                                           -----------         -----------
         Total Interest Income                                   2,479               2,131

INTEREST EXPENSE Interest on Deposits:
      Interest on Savings Deposits                                 506                 378
      Interest on Time Deposits                                    550                 669
                                                           -----------         -----------
         Total Interest Expense on Deposits                      1,056               1,047
   Interest Expense on Federal Funds Purchased                      67                   0
                                                           -----------         -----------
        Total Interest Expense                                   1,123               1,047

Net Interest Income                                              1,356               1,084

Provision for Possible Loan Losses                                  48                  33
                                                           -----------         -----------

Net Interest Income After Provision for Loan Losses              1,308               1,051

NON-INTEREST INCOME
   Trust Income                                                     (2)                  1
   Service charges on Deposit Accounts                             110                 112
   Other Income                                                     82                 183
                                                           -----------         -----------
      Total Non-Interest Income                                    190                 296

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                  672                 573
   Occupancy Expense, Net                                          108                  94
   Furniture and Equipment Expense                                 132                 120
   Data Processing Expense                                          22                  20
   Amortization of Intangibles                                      21                  21
   Other Expenses                                                  285                 279
                                                           -----------         -----------
      Total Non-Interest Expense                                 1,240               1,107

Income Before Provision for Income Taxes                           258                 240
Provision for Income Taxes                                          58                  48
                                                           -----------         -----------
      Net Income                                           $       200         $       192
                                                           ===========         ===========

Net Income Per Common Share-Basic and Diluted              $      0.14         $      0.13
                                                           ===========         ===========

Weighted Average Shares Outstanding-Basic                    1,422,644           1,423,228
Weighted Average Shares Outstanding-Diluted                  1,432,695           1,440,136


                          See Notes to Consolidated Financial Statements

                                     SUSSEX BANCORP
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (In Thousands)
                                       (Unaudited)




                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2000          1999
                                                               ----          ----
Net Income                                                     $ 200         $ 192

Other comprehensive income,
    Net of tax
           Unrealized gain (loss) on available-for-sale
           Securities                                            (68)         (126)
                                                               -----         -----


Comprehensive income                                           $ 132         $  66
                                                               -----         -----


                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)
                                                                             Unrealized
                                                                           Gain (Loss) on             Total
                                      Common      Retained     Treasury       Securities         Stockholders
                                      Stock       Earnings      Stock      Available for Sale        Equity
                                      -----       --------    ---------    ------------------      -----------
Balance December 31, 1999            $5,687         $4,136        ($71)          ($663)             $9,089

Net Income for the Period                              200                                             200
Cash Dividends                                         (85)                                            (85)
Shares issued through dividend
  reinvestment plan                      20                                                             20
Change in unrealized gain on
  securities, available for sale                                                   (68)                (68)
                                      ----          ------        ----           -----              ------
Balance March 31, 2000               $5,707         $4,251        ($71)          ($731)             $9,156
                                     ======         ======        ====           =====              ======


                 See Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS
                                       OF CASH FLOWS
                                        (Unaudited)

                                                                            Three
                                                                         Months Ended
                                                                           March 31,
                                                                    2000             1999
                                                                 --------         --------
Cash Flows from Operating Activities:
           Net Income                                            $    200         $    192

Adjustments to reconcile net income
            to net cash provided by Operating
           Activities:

Depreciation and Amortization of Premises and Equipment               108               98
Amortization of Intangible Assets                                      21               21
Premium amortization (discount accretion) of securities,               33               39
net
Provision for Possible Loan Loses                                      48               26
(Gain) on Sale of Securities, Available for Sale                        0               (3)
Accretion (amortization) of Loan origination and                       (9)               8
commitment fees, net
Decrease (Increase) Loans Held for Sale                              (377)             239
Deferred Federal income tax benefit (increase)                         (1)             (25)
Decrease (Increase) in Accrued Interest Receivable                     10             (299)
Decrease (Increase) in Other Assets                                   (20)            (112)
(Decrease) Increase in Accrued Interest and Other Liabilities         118               77
                                                                 --------         --------

           Net Cash Provided by Operating Activities             $    131         $    261
                                                                 --------         --------

Cash Flow from Investing Activities:
           Securities Available for Sale:
                    Proceeds from Maturities and Paydowns           1,984            1,522
                    Proceeds from Sales/Calls Prior to                  0              507
                    Maturity
                    Purchases                                           0          (10,405)
           Securities Held to maturity:
                    Proceeds from Maturities                        2,113                0
                    Purchases                                        (650)          (3,478)
           Net Increase in Loans Outstanding                       (2,294)          (1,095)
           Capital Expenditures                                      (540)             (71)
           Net Increase (Decrease) in Other Real Estate                 0               (7)
                                                                 --------         --------

           Net Cash Provided by (used in)
             Investing Activities                                $    613         ($13,027)
                                                                 --------         --------

Cash Flows from Financing Activities:
           Net (Decrease) Increase Total Deposits                  (3,382)           2,129
           Net Increase  in Federal Funds Purchased                 4,180                0
           Exercise of stock options                                    0               10
           Payment of dividends net of reinvestment                   (65)             (28)
           Purchase of Treasury Stock                                   0               (4)
                                                                 --------         --------

           Net Cash Provided by
              Financing Activities                               $    733         $  2,107
                                                                 --------         --------

Net increase (Decrease) in Cash and
  Cash Equivalents                                               $  1,477         ($10,659)

   Cash and Cash Equivalents,
             Beginning of Period                                    9,753           30,660
                                                                 --------         --------

   Cash and Cash Equivalents,
             End of  Period                                      $ 11,230         $ 20,001
                                                                 ========         ========


                                       8

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at March 31, 2000. The Bank operates eight banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

    The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1999.

2.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                           March 31, 2000              December 31, 1999
                                      ------------------------      ------------------------
                                      Amortized         Market      Amortized         Market
                                         Cost           Value          Cost           Value
                                        -------        -------        -------        -------
Available For Sale
   US Treasury securities               $ 5,561        $ 5,420        $ 5,567        $ 5,450
   US Government Mortgage Backed
                                         25,796         24,880         26,288         25,476
   Debt Securities
                                          5,488          5,404          6,996          6,907
   Equity Securities
                                            850            772            850            762
                                        -------        -------        -------        -------

               Total                    $37,695        $36,476        $39,701        $38,595
                                        =======        =======        =======        =======

Held to maturity
    Obligations of State and
         Political subdivisions         $ 6,456        $ 6,258        $ 7,929        $ 7,737
                                        -------        -------        -------        -------

               Total                    $ 6,456        $ 6,258        $ 7,929        $ 7,737
                                        =======        =======        =======        =======

Total Securities                        $44,151        $42,734        $47,630        $46,332
                                        =======        =======        =======        =======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2000 and March 31, 1999.

                                    OVERVIEW

The Company realized net income of $200 thousand for the first quarter of 2000, an increase of $8 thousand over the $192 thousand reported for the same period in 1999. Basic earnings per share increased from $.13 at March 31, 1999 to $.14 for the first quarter of 2000. Diluted earnings per share also increased from $.13 in the first quarter of 1999 to $.14 per share in the quarter ending March 31, 2000.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $348 thousand, or 16.3%, to $2.5 million for the quarter ended March 31, 2000 from $2.1 million for the same period in 1999. This increase was attributable to an increase in interest and fees on loans of $325 thousand, an increase in interest on interest earning deposits of $31 thousand, and an increase in interest and dividends on securities of $134 thousand. Offsetting these increases was a $142 thousand decline in interest income on Federal Funds Sold from the first quarter of 1999 to the first quarter of 2000. This net increase in interest income is attributable to a $12.5 million increase in average interest earning assets, primarily in the loan portfolio. The yield on average interest-earning assets on a fully taxable equivalent basis increased 35 basis points from 6.79% for the first quarter of 1999 to 7.14% for the first quarter of 2000, reflecting both market changes in interest rates and the first results of the Company's emphasis on originating commercial and industrial loans.

Interest Expense. The Company's interest expense for the first quarter of 2000 increased $76 thousand, or 7.3% to $1.1 million from $1.0 million for the same period last year. The average balance of interest bearing deposits increased $9.7 million, or 9.0%, from the same period last year. The largest component of the increase was in savings deposits, which increased $8.7 million, or 23.3% in the first quarter of 2000 compared to the same period in 1999. This increase was primarily due to the promotion of a special higher yielding savings account for senior citizens, our senior select account. The average balance of money market deposits increased $3.5 million and the Company's average borrowed funds increased $4.5 million from first quarter 1999 compared to the first quarter of 2000. Offsetting these increases was a $7.0 million decline in average time deposits from March 31, 1999 compared to the same period in 2000, as the Company elected not to compete for higher rate time deposit accounts. The Company's average cost of funds decreased to 3.82% for the first quarter of 2000 from 3.89% for the first quarter in 1999. This decline in the average cost of funds was the result of lowering interest rates paid on time deposits and a shift in interest bearing deposit accounts from time deposits into lower yielding transaction accounts.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2000 and 1999. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                  Comparative Average
                                                    Balance Sheets
                                             Three Months Ended March 31,

                                                         2000                                    1999
                                           ---------------------------------        --------------------------------
                                                                    Average                                  Average
                                                       Interest      Rates                      Interest      Rates
                                           Average     Income/       Earned/        Average     Income/       Earned/
                                           Balance     Expense       Paid           Balance     Expense       Paid
                                           -------     -------       ----          -------     -------       ----
                                                                  (Dollars in Thousands)
Assets
  Interest Earning assets:
Taxable loans (net of unearned income)     $86,948      $1,731        7.96%         $70,811      $1,406        7.94%
Tax exempt securities (1)                    8,915         119        5.34%           8,766         127        5.80%
Taxable investment securities               38,281         571        5.97%          31,628         439        5.55%
Other (2)                                    6,436          90        5.59%          16,872         201        4.77%
                                          --------------------------------         --------------------------------
Total earning assets                       140,580       2,511        7.14%         128,077       2,173        6.79%
Non-interest earning assets                  9,734                                    7,793
Allowance for possible
loan losses                                   (862)                                    (694)
                                          --------                                 --------
Total Assets                              $149,452                                 $136,564
                                          ========                                 ========

Liabilities and Shareholders'  Equity
  Interest bearing liabilities:
    NOW deposits                           $14,347         $43        1.20%         $14,418         $57        1.58%
    Savings deposits                        46,062         392        3.40%          37,351         294        3.15%
    Money market deposits                    7,445          71        3.81%           3,938          27        2.74%
Time deposits                               45,085         550        4.88%          52,089         669        5.14%
Borrowed Funds                               4,515          67        5.94%               0           0        0.00%
                                          --------------------------------         --------------------------------
Total interest bearing liabilities         117,454       1,123        3.82%         107,796       1,047        3.89%
Non-interest bearing liabilities:
    Demand Deposits                         22,376                                   18,566
    Other liabilities                          581                                      948
                                               ---                                      ---
Total non-interest bearing liabilities      22,957                                   19,514
    Shareholders' equity                     9,041                                    9,254
    Total liabilities and
shareholders' equity
                                          --------                                 --------
                                          $149,452                                 $136,564
                                          ========                                 ========
    Net interest differential                           $1,388                                   $1,126
Net Interest Margin                                                   3.32%                                    2.90%
Net yield on interest-earning
       assets                                                         3.95%                                    3.52%

(1) Interest income includes tax-equivalent adjustments of $32 thousand and $42 thousand, respectively.
(2) Includes federal funds sold, interest-bearing deposits and time deposits in other banks.

Net-Interest Income. The net effect of the changes in interest income and interest expense for the first quarter of 2000 was an increase in net interest income of $262 thousand, or 23.3%, compared to the first quarter of 1999. The net interest spread, on a fully taxable equivalent basis, increased 42 basis points from the same period last year. This increase was largely attributable to the increase in the average balance of higher yielding loans from lower yielding federal funds sold.

Provision for Loan Losses. For the three months ended March 31, 2000, the provision for possible loan losses was $48 thousand compared to the $33 thousand provision for the same period last year. The increase in the provision for loan losses over the three month period reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the first quarter of 2000, total non-interest income decreased $106 thousand, or 35.8%, from the same period in 1999. Service charges on deposit accounts decreased $2 thousand in the first quarter of 2000 compared to the three months ended March 31, 1999. Other income decreased $101 thousand, or 55.2%, in the first quarter of 2000 from the same period last year. This decrease was mainly the result of reporting $135 thousand in fees generated by the non-deposit investment products offered by our third party provider, IBFS, and commission income from Sussex Bancorp Mortgage Company, our mortgage banking subsidiary in the first quarter of 1999. In the current period $34 thousand in fees were recorded for the same two areas, largely due to the decreased volume of mortgage originations by our mortgage banking subsidiary.

Non-Interest Expense. For the quarter ended March 31, 2000, non-interest expense increased $133 thousand from the same period last year. On February 7, 2000 the Company opened its eighth branch and relocated its Trust and Investment Services to Augusta, New Jersey. The branch expansion, combined with continued growth in our existing locations, contributed to the increase in non-interest expense. Salaries and employee benefits increased $99 thousand, or 17.3%, as salaries increased $72 thousand reflecting the addition of staff and normal salary increases and employee benefits increased $27 thousand, with a $24 thousand increase in medical claim expenses. Furniture and equipment expense increased $12 thousand, or 10.0%, as a result of an increase in depreciation expense. Other expenses increased by $6 thousand, or 2.2%, from first quarter 1999 to first quarter 2000 mainly due to the promotion of the new location.

Income Taxes. Income taxes expense increased $10 thousand to $58 thousand for the three months ended March 31, 2000 as compared to $48 thousand for the same period in 1999. The increase in income taxes resulted from a lower percentage of tax-exempt income in 2000.

                               FINANCIAL CONDITION

                 March 31, 2000 as compared to December 31, 1999

Total assets increased to $151.1 million at March 31, 2000, a $983 thousand increase from total assets of $150.1 million at December 31, 1999. Increases in total assets included increases of $2.3 million in total loans and $1.4 million in cash and due from other banks. These increases were offset by a decrease of $3.6 million in total securities, as the Company funded new loan originations from maturing security investments.

Total loans at March 31, 2000 increased $2.3 million to $87.1 million from year-end 1999. Commercial and industrial loans increased $1.3 million, residential and commercial real estate loans increased $1.0 million and construction loans increased $30 thousand from year-end 1999. These increases were offset by a decrease of $20 thousand in consumer and other loans from year-end 1999. During 2000, the Company intends to emphasize the origination of commercial, industrial, and construction loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties.

The following schedule presents the components of loans, net of unearned income, by type, for each period presented:

                                            March 31                December 31
                                             2000                       1999
                                      ---------------------     ---------------------
                                      Amount        Percent     Amount        Percent
                                      ------        -------     ------        -------
                                                    (Dollars in Thousands)
Commercial and industrial             $ 5,074         5.82%     $ 3,811         4.49%
   Real Estate non residential
     properties                        20,025        23.98%      19,759        23.29%
     Residential properties            51,175        58.73%      50,411        59.42%
Construction                            7,104         8.15%       7,074         8.34%
Consumer                                2,192         2.52%       2,295         2.71%
Other Loans                             1,567         1.80%       1,484         1.75%
                                      -------       ------      -------       ------
 Total Loans                          $87,138       100.00%     $84,834       100.00%
                                      =======       ======      =======       ======


Federal funds sold remained constant at $4 million for March 31, 2000 and December 31, 1999.

Total securities decreased $3.6 million, or 7.7%, from $46.5 million at year-end 1999 to $42.9 million on March 31, 2000. Securities, available for sale, at market value, decreased $2.1 million, or 5.5%, from $38.6 million on December 31, 1999 to $36.5 million on March 31, 2000. The Company purchased no new securities in the first three months of 2000, as deposit inflows were used to fund new loan originations, and $2.0 million in available for sale securities matured and were repaid. There were $113 thousand in recorded unrealized losses in the available of sale portfolio during the first three months of 2000. Held to maturity securities decreased to $6.5 million on March 31, 2000 from $7.9 million at year-end 1999. There were $650 thousand in held to maturity purchases and $2.1 million in maturing securities in the held to maturity portfolio during the first three months of 2000.

Total average deposits increased $1.8 million, or 1.3% during the first quarter of 2000 from $133.5 million at December 31, 1999 to $135.3 million on March 31, 2000. Savings deposits increased by $3.9 million, money market accounts increased by $2.2 million, and demand deposits increased by $1.1 million. These increases were offset by a decrease in time deposits by $5.3 million. As discussed earlier, the increase in savings deposits is primarily attributable to the Company's senior select product and the decrease in time deposits was due to the maturing of higher yielding time deposits and the Company's decision not to compete for the deposits on the basis of rate. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                                                 Three Months Ended
                                            --------------------------------------------------------------
                                                  March 31, 2000                    December 31, 1999
                                            -------------------------       ------------------------------
                                            Average Balance      %          Average Balance            %
 Deposits:
  NOW deposits                                  $ 14,347       10.60%            $14,561             10.90%
  Savings deposits                                46,062       34.04%             42,159             31.57%
  Money market deposits                            7,445        5.50%              5,196              3.89%
  Time deposits                                   45,085       33.32%             50,387             37.73%
  Demand deposits                                 22,376       16.54%             21,239             15.90%
                                                --------      ------            --------            ------

    Total interest-bearing liabilities          $135,315      100.00%           $133,542            100.00%
                                                ========      ======            ========            ======

ASSET QUALITY

At March 31, 2000, non-performing loans decreased $1 thousand, as compared to December 31, 1999, to $331 thousand. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides information regarding risk elements in the loan portfolio:

                                                         March 31         December 31
                                                           2000              1999
                                                           ----              ----
Non-accrual loans                                     $      331           $   332
Non-accrual loans to total loans                            0.38%             0.39%
Non-performing loans to total assets                        0.22%             0.22%
Allowance for possible loan losses as a
  percentage of non-performing loans                      267.67%           252.11%


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

At March 31, 2000, the allowance for possible loan losses was $886 thousand, up 5.9% from the $837 thousand at year-end 1999. The Company recognized $1 thousand in net charge-offs for the first three months of 2000.

LIQUIDITY MANAGEMENT

At March 31, 2000, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2000, liquid investments totaled $11.2 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity increased $67 thousand to $9.2 million at March 31, 2000 from the $9.1 million at year end 1999. The increase was due to net income of $200 thousand and shares issued through the dividend reinvestment plan of $20 thousand. These increases were offset by an increase in the net unrealized loss on securities available for sale of $68 thousand and cash dividends of $85 thousand.

At March 31, 2000, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2000 for both the Company and the Bank as well as the minimum regulatory requirements.

                         Amount          Ratio         Amount      Minimum Ratio
                         ------          -----         ------      -------------
The Company
Leverage Capital         $9,242          6.18%         $4,487            3-5%

Tier 1 - Risk Based       9,242          10.43%         3,546             4%
Total Risk-Based         10,128          11.42%         7,092             8%

The Bank
Leverage Capital          8,846          5.92%          4,483            3-5%

Tier 1 Risk-Based         8,846          9.99%          3,543             4%
Total Risk-Based          9,732          10.99%         7,086             8%



                            Part II Other Information
                            -------------------------

Item 1.    Legal Proceedings

    The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities

    Not applicable

Item 3.    Defaults Upon Served Securities

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

                                                       SUSSEX BANCORP




Date:  May 11, 2000                                 By: /s/Candace A. Leatham
                                                       ---------------------
                                                       CANDACE A. LEATHAM
                                                       Senior Vice President and
                                                       Chief Financial Officer