Form 10KSB/A
period 1999-12-31
SUSSEX BANCORP
filed 2000-06-20
CIK 1028954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                  FORM 10-KSB/A


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


                         Commission file number 0-29030
                                                -------

                                 SUSSEX BANCORP
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


          New Jersey                                  22-3475473
---------------------------------                  -------------------
 (State of other jurisdiction                       (I.R.S. employer
of incorporation or organization)                  identification no.)


  399 Route 23, Franklin, New Jersey        07416            (973) 827-2914
----------------------------------------  ----------  --------------------------
(Address of principal executive offices)  (Zip Code)  (Issuer's Telephone Number
                                                         Including Area Code)


Securities Registered Pursuant to Section 12(b) of the Act:


    Title of Each Class               Name of Exchange on Which Registered
 --------------------------           ------------------------------------
 Common Stock, no par value                 American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:         None.

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   X     No
                                                      -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant; Compliance with
           Section 16(a)
           -------------------------------------------------------------------

     The following table sets forth the names of the directors and executive officers and their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each and the year in which each became a director or executive officer of the Registrant.


---------------------------------------- -------------------------------------------------- --------------------------
         Name, Age and Position                      Principal Occupations During
            With the Company                                Past Five Years                          Since (1)
---------------------------------------- -------------------------------------------------- --------------------------

Donald L. Kovach, 65                     Chairman, CEO and President of the Company and
Chairman of the Board, CEO               the Bank and Attorney at Law
and President                            Franklin, New Jersey                                         1976
---------------------------------------- -------------------------------------------------- --------------------------

Joel D. Marvil, 65                       President/CEO of Manufacturing Co.
Director                                 Ames Rubber Corporation
                                         Hamburg, New Jersey                                          1989
---------------------------------------- -------------------------------------------------- --------------------------

Mark J. Hontz, 33                        Partner
Director                                 Dolan & Dolan, Attorneys at Law
                                         Newton, New Jersey                                           1998
---------------------------------------- -------------------------------------------------- --------------------------

Irvin Ackerson, 78                       Excavating Contractor
Director                                 Ackerson Contracting Co.
                                         Oak Ridge, New Jersey                                        1976
---------------------------------------- -------------------------------------------------- --------------------------

William E. Kulsar, 63                    Certified Public Accountant
Secretary and Director                   Caristia, Kulsar & Wade, P.A.
                                         Sparta, New Jersey                                           1976
---------------------------------------- -------------------------------------------------- --------------------------

Richard Scott, 64                        Dentist, Richard Scott, DDS
Director                                 Franklin, New Jersey                                         1976
---------------------------------------- -------------------------------------------------- --------------------------

Joseph Zitone, 68                        General Contractor, Zitone Construction
Director                                 Montague, New Jersey                                         1984
---------------------------------------- -------------------------------------------------- --------------------------

Candace A. Leatham, 45                   Senior Vice President and Treasurer of Sussex
Senior Vice President and Treasurer      County State Bank                                            1984
---------------------------------------- -------------------------------------------------- --------------------------

(1)  Includes previous service with Sussex County State Bank (the "Bank")

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

ITEM 11.     Executive Compensation

----------------------------------- --------- ------------------------------------------ --------------- -------------------------
                                                         Annual Compensation                 Award              Payouts
                                              ------------------------------------------ --------------- -------------------------
                                                                                           Securities
                                                                          Other Annual     Underlying     LTIP       All Other
                                                                          Compensation    Options/SARs   Payouts   Compensation
Name and Principal Position          Year      Salary ($)    Bonus ($)        ($)              (#)         ($)          ($)
----------------------------------- --------- ------------- ----------- ---------------- --------------- -------- ----------------
Donald L. Kovach, Chairman of the
Board and CEO                       1999        159,723        -0-            (1)             720         None          -0-
                                    --------- ------------- ----------- ---------------- --------------- -------- ----------------

                                    1998        155,546        -0-            (1)             945         None          -0-
                                    --------- ------------- ----------- ---------------- --------------- -------- ----------------

                                    1997        139,615        -0-            (1)             500         None          -0-
----------------------------------- --------- ------------- ----------- ---------------- --------------- -------- ----------------

(1) During the fiscal years presented, the Registrant provided additional life insurance and an automobile and provided a match to Mr. Kovach's 401(k) plan account membership for Mr. Kovach. The use made thereof for personal purposes did not exceed 10% of the total cash compensation to such persons which is the sum of base salary and bonus and therefore is not included in the above table.

Employment Agreements

     The Registrant and the Bank are parties to an Employment Agreement with Mr. Donald L. Kovach pursuant to which he serves as President and Chief Executive Officer of the Company and the Bank (the "Employment Agreement"). The Employment Agreement provides for a term ending on August 31, 2002. The Employment Agreement provides that Mr. Kovach will receive a base salary of $160,200, subject to increase or decrease, and may be granted a discretionary bonus as determined by the Board of Directors. The Employment Agreement permits the Registrant to terminate Mr. Kovach's employment for cause at any time. The Employment Agreement defines cause to mean personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of law, rule or regulation, other than traffic violations or similar offenses, or violation of a final cease and desist order, or a material breach of any provision of the Agreement. In the event Mr. Kovach is terminated for any reason other than cause, or in the event Mr. Kovach resigns his employment because he is reassigned to a position of lesser rank or status than President and Chief Executive Officer, his place of employment is relocated by more than 30 miles from its location on the date of the Agreement, or his compensation or other benefits are reduced, Mr. Kovach, or in the event of his death, his beneficiary, will be entitled to receive his base salary at the time of such termination or resignation for the remaining term of the Agreement. In addition, the Company will continue to provide Mr. Kovach with certain insurance and other benefits through the end of the term of the Agreement. Mr. Kovach's Employment Agreement further provides that upon the occurrence of a change in control of the Company, as defined in the Employment Agreement, and in the event Mr. Kovach is terminated for reasons other than cause or in the event Mr. Kovach, within 18 months of the change in control, resigns his employment for the reasons discussed above, he shall be entitled to receive a severance payment based upon his then current base salary. Under the Agreement, in the event the change in control occurs, Mr. Kovach is entitled to a severance payment equal to 2.99 times his then current base salary. The Employment Agreement also prohibits Mr. Kovach from competing with the Bank and the Company for a period of one year following termination of his employment.

     The following table sets forth information regarding stock option grants to the individuals named in the table above:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

==================================================================================================================================
INDIVIDUAL GRANTS
------------------------- ----------------------- ---------------------- ----------------- ------------------ --------------------
                           Number of Securities        % of Total
                                Underlying         Option/SARs Granted      Exercise or                          Present Value of
                               Options/SARs         to Employees in         Base Price         Expiration       Option on Date of
            Name              Granted (#)(1)          Fiscal Year           ($/SH)(2)             Date            Grant($)(3)
------------------------- ----------------------- ---------------------- ----------------- ------------------ --------------------
Donald L. Kovach                   720                     20%                10.38            1/19/2002             7,474
==================================================================================================================================

-------------------
(1) As of December 31, 1999, one-half of these options were immediately exercisable.

(2) The present value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 2.0%, expected volatility of 16.0%, risk free interest rate of 6.6%, and an expected life of five (5) years.

ITEM 12. Security Ownership of Certain Beneficial Owners and Managers
         ------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of shares of Common Stock as of April 28, 2000, by (i) each person who is known by the Registrant to own beneficially more than five percent (5%) of the issued and outstanding Common Stock, (ii) each director and nominee for director of the Registrant, (iii) each executive officer of the Registrant described in this Report under the caption "Executive Compensation" and (iv) all directors and executive officers of the Registrant as a group. Other than as set forth in this table, the Registrant is not aware of any individual or group which holds in excess of 5% of the outstanding Common Stock.

================================================ ========================================== =========================
                                                             Number of Shares                       Percent
           Name of Beneficial Owner                       Beneficially Owned (1)                    of Class
           ------------------------                       ----------------------                    --------
------------------------------------------------ ------------------------------------------ -------------------------
Irvin Ackerson                                                     29,052(2)                          2.04
------------------------------------------------ ------------------------------------------ -------------------------
Mark J. Hontz                                                         605                              .04
------------------------------------------------ ------------------------------------------ -------------------------
Donald L. Kovach                                                  120,362(3)(4)                       8.46
------------------------------------------------ ------------------------------------------ -------------------------
William E. Kulsar                                                  69,887(4)(5)                       4.91
------------------------------------------------ ------------------------------------------ -------------------------
Joel D. Marvil                                                     41,872(6)                          2.94
------------------------------------------------ ------------------------------------------ -------------------------
Richard Scott                                                      49,578(7)                          3.48
------------------------------------------------ ------------------------------------------ -------------------------
Joseph Zitone                                                      79,942(8)                          5.62
================================================ ========================================== =========================

================================================ ========================================== =========================
                                                             Number of Shares                       Percent
           Name of Beneficial Owner                       Beneficially Owned (1)                    of Class
           ------------------------                       ----------------------                    --------
------------------------------------------------ ------------------------------------------ -------------------------
Directors & Principal Officers as a Group
(7 persons)                                                       350,223                            24.61
------------------------------------------------ ------------------------------------------ -------------------------

Beneficial Owners of more than 5% of Common
Stock
------------------------------------------------ ------------------------------------------ -------------------------
Ambrose Hamm
P. O. Box E
Branchville, New Jersey   07826                                   108,050                             7.59
================================================ ========================================== =========================

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the dividend reinvestment plan.

(2) Includes 10,358 shares owned by Mr. Ackerson's wife. Also includes 7,360 shares purchasable upon the exercise of immediately exercisable stock options.

(3) Includes 14,368 shares owned by Mr. Kovach's wife, 5,263 shares in the name of Merrill Lynch Pierce Fenner & Smith, FBO Donald L. Kovach and 3,194 shares in the name of Merrill Lynch Pierce Fenner & Smith, FBO Betty J. Kovach, 1,200 shares in the name of IBAA Financial Services FBO Donald L. Kovach, 1,200 shares in the name of IBAA Financial Services FBO Betty J. Kovach. Also includes 10,224 shares purchasable upon the exercise of immediately exercisable stock options.

(4) Includes 41,075 shares over which Messrs. Kovach and Kulsar have shared voting authority as administrators for The Sussex County State Bank Employee Stock Ownership Plan.

(5) Includes 1,520 shares in the name of Merrill Lynch Pierce Fenner & Smith Profit Sharing Plan FBO William E. Kulsar and 18,584 shares in the name of Merrill Lynch Pierce Fenner & Smith FBO William E. Kulsar 401K. Also includes 7,804 shares purchasable upon the exercise of immediately exercisable stock options.

(6) Also includes 9,824 shares purchasable upon the exercise of immediately exercisable stock options.

(7) Also includes 8,804 shares purchasable upon the exercise of immediately exercisable stock options.

(8) Includes 10,266 shares owned by the Zitone Construction & Supply Co., Inc. Profit Sharing Plan Trust and 15,300 shares in the name of Smith Barney FBO Joseph Zitone. Also includes 500 shares purchasable upon the exercise of immediately exercisable stock options.

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e. corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

     The Bank paid $16,457 to Kovach and Vanderwiele, Attorneys at Law, at which Donald L. Kovach, Chairman of the Board and Chief Executive Officer, is a member, for legal services rendered to the Bank during fiscal 1999. Said firm renders legal services to the Bank on a continuing basis.

     The Bank paid $11,260 during fiscal 1999 to Caristia, Kulsar & Wade, P.A., Certified Public Accountants, at which William E. Kulsar, Secretary and a Director of the Registrant and the Bank is a member, for accounting services rendered to the Bank for IRS filing purposes and other accounting services beyond those provided by the annually retained independent public accountants. Caristia, Kulsar, & Wade, P.A. continues to render accounting services to the Bank.

     The Bank paid $16,390 to Irvin Ackerson for appraisal services rendered to the Bank during fiscal 1999. Irvin Ackerson continues to render appraisal services to the Bank.

     The Bank leases its Montague branch office from Montague Mini Mall, Inc. under a lease covering 1,200 square feet. The lease agreement was renewed as of April 1, 1997. As renewed, the lease will terminate on March 31, 2002, and provides for a monthly rent of $1,650. Mr. Joseph Zitone, a Director of the Registrant, is a majority stockholder of Montague Mini Mall, Inc. The Registrant considers the lease terms to be comparable to those which exist with unaffiliated third parties.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SUSSEX BANCORP


                                              By: /s/ Donald L. Kovach
                                                 ---------------------------
                                                      Donald L. Kovach
                                                  Chairman of the Board and
Dated:   June 8, 2000                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                           TITLE                        DATE
         ----                           -----                        ----

/s/  Donald L. Kovach         Chairman of the Board and          June 8, 2000
     ----------------         Chief Executive Officer
     Donald L. Kovach

/s/  Candace A.Leatham        Treasurer (Principal Financial     June 8, 2000
     ------------------       Officer and Principal
     Candace A. Leatham       Accounting Officer)

/s/  Irvin Ackerson           Director                           June 8, 2000
     --------------
     Irvin Ackerson

/s/  William E. Kulsar        Secretary and Director             June 8, 2000
     -----------------
     William E. Kulsar

/s/  Joel D. Marvil           Director                           June 8, 2000
     --------------
     Joel D. Marvil

/s/  Richard Scott            Director                           June 8, 2000
     -------------
     Richard Scott

/s/  Joseph Zitone            Director                           June 8, 2000
     -------------
     Joseph Zitone