Form 10QSB
period 2000-06-30
SUSSEX BANCORP
filed 2000-08-08
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission file number 0-29030
                                                -------

                                 SUSSEX BANCORP.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                         22-3475473
 -------------------------------                           -------------
(State of other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification No.)

399 Route 23, Franklin, New Jersey                                    07416
--------------------------------------                              ----------
(Address of principal executive offices)                            (Zip Code)


Issuer's telephone number, including area code) (973) 827-2914
                                                --------------


    -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 31, 2000 there were 1,493,740 shares of common stock, no par value, outstanding.

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP

                           CONSOLIDATED BALANCE SHEETS

                        (in Thousands, Except Share Data)

                                   (Unaudited)

ASSETS                                                      June 30, 2000    December 31, 1999
------                                                      -------------    -----------------
Cash and Due from Banks                                         $   5,257            $   5,623
Federal Funds Sold                                                  3,135                4,000
Interest Bearing Deposits                                              44                  130

Time Deposits in Other Banks                                        1,191                2,280
Securities:
  Available for Sale, at Market Value                              34,134               38,595
  Held to maturity                                                  6,448                7,929
                                                                ---------            ---------
      Total Securities                                             40,582               46,524

Loans held for sale                                                   449                  772

Loans (Net of Unearned Income)                                     94,239               84,834
   Less:  Allowance for Possible Loan Losses                          920                  837
                                                                ---------            ---------
        Net Loans                                                  93,319               83,997

Premises and Equipment, Net                                         4,090                3,610
Federal Home Loan Bank Stock                                          693                  693
Intangible Assets, Primarily Core Deposit Premiums                    577                  619
Cash Surrender Value of Life Insurance Policy                       1,010                    0
Other Assets                                                        2,126                1,878
                                                                ---------            ---------

Total Assets                                                    $ 152,473            $ 150,126
                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand                                                    $  24,613            $  24,357
      Savings                                                      66,804               68,187
      Time                                                         47,316               46,004
                                                                ---------            ---------
   Total Deposits                                                 138,733              138,548

Fed Funds Purchased                                                 4,000                1,990
Other Liabilities                                                     452                  499
                                                                ---------            ---------

Total Liabilities                                                 143,185              141,037

Stockholders' Equity:
Common Stock, No Par Value

   Authorized 5,000,000 Shares, issued and outstanding

   1,422,845 in 2000 and 1,420,899 in 1999, respectively            5,735                5,687
Retained Earnings                                                   4,435                4,136
Treasury Stock                                                       (121)                 (71)
Net Unrealized Gain (Loss) on Securities
   Available for Sale, net of income taxes                           (761)                (663)
                                                                ---------            ---------
Total Stockholders' Equity                                          9,288                9,089

Total Liabilities and Stockholders' Equity                      $ 152,473            $ 150,126
                                                                =========            =========


                 See Notes to Consolidated Financial Statements

                                                    SUSSEX BANCORP
                                           CONSOLIDATED STATEMENTS OF INCOME
                                           (In Thousands Except Share Data)
                                                      (Unaudited)


                                                                Three                            Six
                                                             Months Ended                    Months Ended
                                                             June 30, 2000                  June 30, 2000

                                                          2000            1999            2000            1999
                                                          ----            ----            ----            ----
INTEREST INCOME
   Interest and Fees on Loans                          $     1,829     $     1,455    $     3,560     $     2,861
   Interest on Time Deposits                                    20              31             53              33
   Interest on Securities:
      Taxable                                                  544             502           1115             941
      Exempt from Federal Income Tax                            75             111            162             196
   Interest on Federal Funds Sold                               54             165            111             364
                                                       -----------     -----------    -----------     -----------
         Total Interest Income                               2,522           2,264          5,001           4,395

INTEREST EXPENSE Interest on Deposits:

      Interest on Savings Deposits                             504             417           1010             795
      Interest on Time Deposits                                587             665           1137            1334
                                                       -----------     -----------    -----------     -----------
         Total Interest Expense on Deposits                  1,091           1,082          2,147           2,129
   Interest Expense on Federal Funds Purchased                  49               0            116               0
                                                       -----------     -----------    -----------     -----------
        Total Interest Expense                               1,140           1,082          2,263           2,129

Net Interest Income                                          1,382           1,182          2,738           2,266

Provision for Possible Loan Losses                              63              48            111              81
                                                       -----------     -----------    -----------     -----------

Net Interest Income After Provision for Loan Losses          1,319           1,134          2,627           2,185

NON-INTEREST INCOME
   Trust Income                                                  2               0              0               1
   Service charges on Deposit Accounts                         114             116            224             228
   Gain (loss) on Sale of Securities, Available for             (8)              0             (8)              3
   Sale

   Other Income                                                101              94            183             274
                                                       -----------     -----------    -----------     -----------
      Total Non-Interest Income                                209             210            399             506

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                              673             637           1345            1210
   Occupancy Expense, Net                                      113              83            221             177
   Furniture and Equipment Expense                             138             117            270             237
   Data Processing Expense                                      20              22             42              42
   Amortization of Intangibles                                  21              21             42              42
   Other Expenses                                              323             306            608             585
                                                       -----------     -----------    -----------     -----------
      Total Non-Interest Expense                             1,288           1,186          2,528           2,293

Income Before Provision for Income Taxes                       240             158            498             398
Provision for Income Taxes                                      56               4            114              52
                                                       -----------     -----------    -----------     -----------
      Net Income                                       $       184     $       154    $       384     $       346
                                                       ===========     ===========    ===========     ===========

Net Income Per Common Share-Basic and Diluted          $      0.12     $      0.10    $      0.26     $      0.23
                                                       ===========     ===========    ===========     ===========

Weighted Average Shares Outstanding-Basic                1,494,298       1,494,641      1,494,186       1,494,366
Weighted Average Shares Outstanding-Diluted              1,504,257       1,513,329      1,504,158       1,512,759


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                      June 30, 2000               June 30, 2000

                                                                     2000       1999             2000       1999
                                                                     ----       ----             ----       ----
Net Income                                                          $184        $154             $384       $346

Other comprehensive income, net of tax
      Unrealized (loss) on available for sale securities             (30)       (295)             (98)      (421)
                                                                 -----------------------------------------------

Comprehensive income (loss)                                         $154       ($141)            $286       ($75)
                                                                 ===============================================

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (Unaudited)


                                                                                                       Unrealized
                                                                                                     Gain (Loss) on        Total
                                                                Common     Retained    Treasury        Securities      Stockholders
                                                                Stock      Earnings      Stock     Available for Sale     Equity
                                                                -----      --------      -----     ------------------     ------

Balance December 31, 1999                                      $5,687       $4,136        ($71)            ($663)        $9,089

Net Income for the Period                                                      384                                          384
Cash Dividends                                                                 (85)                                         (85)
Shares issued through dividend reinvestment plan                   48                                                        48
Treasury shares purchased                                                                  (50)                             (50)
Change in unrealized gain on securities, available for sale                                                  (98)           (98)

                                                              --------------------------------------------------------------------
Balance June 30, 2000                                          $5,735       $4,435       ($121)            ($761)        $9,288
                                                              =====================================================================

                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                 2000                    1999
                                                                                                 ----                    ----
Cash Flows from Operating Activities:
               Net Income                                                                        $384                    $346

Adjustments to reconcile net income
                to net cash (used in) provided by Operating Activities:

Depreciation and Amortization of Premises and Equipment                                           237                     196
Amortization of Intangible Assets                                                                  42                      42
Premium amortization (discount accretion) of securities, net                                       62                      80
Provision for Possible Loan Loses                                                                  83                      68
Loss (Gain) on Sale of Securities, Available for Sale                                               8                     (3)
Accretion (Amortization) of Loan origination and commitment fees, net                            (21)                      39
Decrease in Loans Held for Sale                                                                   323                     354
Deferred Federal income tax                                                                      (91)                    (26)
Decrease (Increase) in Accrued Interest Receivable                                                 46                   (495)
(Increase) in Cash Value of Life Insurance Policy                                             (1,010)                       0
(Increase) in Other Assets                                                                      (139)                   (182)
(Decrease) Increase in Accrued Interest and Other Liabilities                                    (47)                      39
                                                                                       ---------------          --------------

               Net Cash (Used In) Provided by Operating Activities                             ($123)                    $458
                                                                                       ---------------          --------------

Cash Flow from Investing Activities:
               Securities Available for Sale:
                             Proceeds from Maturities and Paydowns                              3,885                   3,128
                             Proceeds from Sales/Calls Prior to Maturity                        1,993                     507
                             Purchases                                                        (1,631)                (18,706)
               Securities Held to maturity:
                             Proceeds from Maturities                                           2,113                     204
                             Purchases                                                          (650)                 (5,323)
               Proceeds from Maturities of Time Deposits in Other Banks                         1,089                       0
               Net Increase in Loans Outstanding                                              (9,384)                 (3,353)
               Capital Expenditures                                                             (717)                   (148)
               Net Increase (Decrease) in Other Real Estate                                         0                     (8)
                                                                                       ---------------          --------------

                  Net Cash (Used In) Investing Activities                                    ($3,302)               ($23,699)
                                                                                       ---------------          --------------

Cash Flows from Financing Activities:
               Net Increase in Total Deposits                                                     185                   6,663
               Net Increase  in Federal Funds Purchased                                         2,010                       0
               Exercise of stock options                                                            0                      11
               Payment of dividends net of reinvestment                                          (37)                    (58)
               Purchase of Treasury Stock                                                        (50)                    (78)
                                                                                       ---------------          --------------

                  Net Cash Provided by Financing Activities                                    $2,108                  $6,538
                                                                                       ---------------          --------------


Net (Decrease) in Cash and Cash Equivalents                                                  ($1,317)               ($16,703)

Cash and Cash Equivalents, Beginning of Period                                                  9,753                  30,660

                                                                                       ---------------          --------------
Cash and Cash Equivalents, End of  Period                                                      $8,436                 $13,957
                                                                                       ===============          ==============

                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

     Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at June 30, 2000. The Bank operates eight banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3.  Securities

     The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                           June 30, 2000            December 31, 1999
                                      Amortized      Market       Amortized     Market
                                        Cost         Value          Cost         Value
                                        ----         -----          ----         -----
Available For Sale

   US Treasury securities             $ 5,555      $ 5,425        $ 5,567      $ 5,450
   US Government Mortgage Backed       25,515       24,532         26,288       25,476
   Debt Securities                      3,483        3,407          6,996        6,907
   Equity Securities                      850          770            850          762
                                      -------      -------        -------      -------

                  Total               $35,403      $34,134        $39,701      $38,595
                                     =====================       =====================
Held to maturity

    Obligations of State and
         Political subdivisions       $ 6,448      $ 6,264        $ 7,929      $ 7,737
                                      -------      -------        -------      -------

                  Total               $ 6,448      $ 6,264        $ 7,929      $ 7,737
                                      -------      -------        =======      =======

Total Securities                      $41,851      $40,398        $47,630      $46,332
                                     =====================       =====================

4.         Net Income Per Common Share

      Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effect of outstanding stock options.

      On June 21, 2000, the Corporation's Board of Directors authorized a 5% stock dividend which was distributed on July 28, 2000. Basic and diluted net income per common share have been retroactively restated to give effect to the stock dividend.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                       Three and Six Months ended June 30,
                            2000 and June 30, 1999.

                                    OVERVIEW

The Company realized net income of $184 thousand for the second quarter of 2000, an increase of $30 thousand over the $154 thousand reported for the same period in 1999. Basic earnings per share increased from $.10 in the second quarter of 1999 to $.12 for the second quarter of 2000. Diluted earnings per share also increased from $.10 in the second quarter of 1999 to $.12 per share in the quarter ended June 30, 2000.

For the six months ended June 30, 2000, net income was $384 thousand, an increase of $38 thousand from the $346 thousand reported for the same period in 1999. Basic and diluted earnings per share were $.26 for the six months ended June 30, 2000 compared to $.23 for the six months ended June 30, 1999.

Increases in income over all periods reflect the Company's efforts to shift its earning assets towards higher yielding loans from investment securities and federal funds.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $258 thousand, or 11.4%, to $2.5 million for the quarter ended June 30, 2000 from $2.3 million for the same period in 1999. This increase was attributable to an increase in interest and fees on loans of $374 thousand and an increase in interest on taxable securities of $42 thousand. Offsetting these increases was a $111 thousand decline in interest income on federal funds sold, a $36 thousand decrease in interest earned on tax exempt securities and an $11 thousand decrease in interest on time deposits from the second quarter of 1999 to the second quarter of 2000. This net increase in interest income is attributable to a $5.1 million increase in average interest earning assets, primarily in the loan portfolio. While the average balance in the loan portfolio increased $19.9 million from the second quarter of 1999 to the second quarter of 2000, investment securities and other earning assets declined $14.8 million over the same period. The yield on average interest-earning assets on a fully taxable equivalent basis increased 45 basis points from 6.82% for the second quarter of 1999 to 7.27% for the second quarter of 2000. This increase reflects the results of the Company's emphasis on originating commercial and industrial loans.

For the six months ended June 30, 2000, interest income increased $606 thousand, or 13.8%, to $5.0 million from the $4.4 million reported for the same period in 1999. This growth in interest income is the result of an $8.6 million, or 6.5% increase in the average balance of interest-earning assets over the comparable period last year. The average balance in the loan portfolio increased $17.9 million and securities and other interest bearing assets declined $9.3 million during the first six months of 2000 over the same period in 1999. As a result of the shift in interest earning assets, the average yield on those assets on a fully taxable equivalent basis increased 44 basis points from 6.76% from the first half of 1999 to 7.20% for the same period in 2000.

Interest Expense. The Company's interest expense for the second quarter of 2000 increased $58 thousand, or 5.4% to $1.14 million from $1.08 million for the same period last year. The average balance of interest bearing liabilities increased $2.9 million, or 2.6%, from the same period last year. The largest component of the increase was the addition of $3.0 million in borrowed funds during the second quarter of 2000, which was not present in the second quarter of 1999. This increase was offset by a nominal decrease in total interest bearing deposits of $72 thousand from $131.1 million during the second quarter of 1999 to $131.0 million in the same period this year. Within the components of interest bearing deposits, savings deposits increased $5.6 million, or 13.6%, in the second quarter of 2000 compared to the same period in 1999. Offsetting this increase was a $6.2 million decline in average time deposits from June 30, 1999 compared to the same period in 2000. The Company's average cost of funds increased to 3.92% for the second quarter of 2000 from 3.83% for the second quarter in 1999. This increase in the average cost of funds was the result of the cost paid on borrowed funds and an increase on interest rates paid on interest bearing deposits due to market changes.

For the six months ended June 30, 2000 interest expense increased $134 thousand, or 6.3%, to $2.3 million from $2.1 million for the same period last year. This increase was largely due to interest expense of $116 thousand on borrowed funds during the first half of 2000, which was not present during the first six months of 1999. In the first six months of 2000 the average balance in savings accounts increased $7.2 million, or 18.2%, over the average balance for the six months ended June 30, 1999. This increase was primarily due to the continued promotion of a special account for senior citizens. Time deposits decreased $6.6 million, or 12.7%, over the same period last year. The average rate paid on savings accounts increased 21 basis points from the first six months of 1999 compared to the first six months of 2000, while the average rate paid on time deposits fell 13 basis points during the same period. As a result, the Company's average rate paid on interest bearing liabilities increased by only 3 basis points, to 3.88% for the six months ended June 30, 2000 from 3.85% for the six months ended June 30, 1999. The average balance of non-interest bearing demand deposits increased by $3.3 million to $23.0 million for the first six months of 2000 from $19.7 million for the same period in 1999.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2000 and 1999. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                            Six Months Ended June 30,


                                           2000                                 1999

                                                     Interest  Average Rates                Interest   Average Rates
                                          Average     Income/     Earned/        Average     Income/       Earned/
                                          Balance     Expense      Paid          Balance     Expense        Paid
                                          -------     -------      ----          -------     -------        ----
                                                                  (Dollars in Thousands)
Assets
  Interest Earning assets:

Taxable loans (net of unearned income)     $89,179     $3,560       7.98%        $71,285      $2,861           8.03%
Tax exempt securities                        8,109        208       5.13%         10,262         252           4.91%
Taxable investment securities               36,502       1092       5.98%         32,962         918           5.57%
Other (1)                                    6,464        187       5.79%         17,184         420           4.89%
                                       -----------------------------------  -----------------------------------------
Total earning assets                       140,254      5,047       7.20%        131,693       4,451           6.76%
Non-interest earning assets:                10,056                                 9,140
Allowance for possible
loan losses                                  (883)                                 (704)
                                       ------------                         -------------
Total Assets                              $149,427                              $140,129
                                       ============                         =============

Liabilities and Shareholders'  Equity
  Interest bearing liabilities:
    NOW deposits                           $14,244        $88       1.24%        $14,522        $101           1.39%
    Savings deposits                        46,595        793       3.40%         39,431         629           3.19%
    Money market deposits                    6,808        129       3.79%          4,574          65           2.84%
Time deposits                               45,353      1,137       5.01%         51,951       1,334           5.14%
Borrowed Funds                               3,741        116       6.20%              0           0           0.00%
                                       -----------------------------------  -----------------------------------------
Total interest bearing liabilities         116,741      2,263       3.88%        110,478       2,129           3.85%
Non-interest bearing liabilities:
    Demand Deposits                         22,987                                19,730
    Other liabilities                          622                                   785
                                       ------------                         -------------
Total non-interest bearing liabilities      23,609                                20,515
    Shareholders' equity:                    9,077                                 9,136
                                       ------------                         -------------
Total liabilities and shareholders'
  equity                                  $149,427                              $140,129
                                       ============                         =============
    Net interest differential                          $2,784                                 $2,322
Net Interest Spread                                                 3.32%                                      2.91%
Net yield on interest-earning
  assets                                                            3.97%                                      3.53%

     (1) Includes FHLB stock, federal funds sold, interest-bearing deposits, and time deposits

Net-Interest Income. The net effect of the changes in interest income and interest expense for the second quarter of 2000 was an increase in net interest income of $200 thousand, or 16.9%, compared to the second quarter of 1999. The net interest spread, on a fully taxable equivalent basis, increased 34 basis points and the net yield on interest-bearing assets increased 40 basis points from the same period last year. This increase was largely attributable to the increase in the average balance of higher yielding loans from lower yielding federal funds sold.

Net interest income for the six months ended June 30, 2000 increased $472 thousand, or 20.8%, over the same period last year. The net interest spread increased, on a fully taxable equivalent basis, 41 basis points and the net yield on interest-bearing assets improved by 44 basis points between the first six month periods of 1999 to 2000.

Provision for Loan Losses. For the three months ended June 30, 2000, the provision for possible loan losses was $63 thousand compared to the $48 thousand provision for the same period last year. The provision for possible loan losses was $111 thousand for the six months ended June 30, 2000 as compared to $81 thousand for the same period last year. The increase in the provision for loan losses over the three and six month periods reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the second quarter of 2000, total non-interest income decreased by a nominal $1 thousand from the same period in 1999. Service charges on deposit accounts decreased $2 thousand in the second quarter of 2000 compared to the three months ended June 30, 1999. Other income increased $7 thousand, or 7.4%, in the second quarter of 2000 from the same period last year. This increase was offset by an $8 thousand loss on the sale of available for sale securities recorded in the second quarter of 2000. There were no gains or losses on the sale of securities, available for sale, in the same period of 1999.

For the six months ended June 30, 2000, non-interest income decreased $107 thousand, or 21.1%, from the same period in 1999. The largest component of the decrease was a $91 thousand, or 33.2%, decrease in other income. This decrease was due to the reduced volume of large commercial mortgage originations by our mortgage banking subsidiary and reduced fees generated by the non-deposit investment products offered by our third party provider, IBFS. In the first six months of 2000, $8 thousand in available for sale securities losses were recorded compared to $3 thousand in gains during the first six months of 1999.

Non-Interest Expense. For the quarter ended June 30, 2000, non-interest expense increased $102 thousand, or 8.6%, from the same period last year. The opening of the Company's eighth branch and relocation of its Trust and Investment Services to Augusta, New Jersey during the first quarter of 2000, combined with continued growth in our existing locations, contributed to the following increases in non-interest expense: salaries and employee benefits increased $36 thousand, or 5.7%; occupancy expense increased $30 thousand, or 36.1%; furniture and equipment expense increased $21 thousand, or 17.9%; and other expenses increased by $17 thousand, or 5.6%, from second quarter 1999 to second quarter 2000.

For the six months ended June 30, 2000, non-interest expense increased $235 thousand, or 10.2%, from the same period last year. Salaries and employee benefits increased $135 thousand, or 11.2%, occupancy expense increased $44 thousand, or 24.9%, furniture and fixture expense increased $33 thousand, or 13.9%, and other expenses increased $23 thousand or 3.9%. These increases to non-interest expense are mostly due to the additional costs associated with operating and promoting the Company's new and renovated locations.

Income Taxes. Income tax expense increased $52 thousand to $56 thousand for the three months ended June 30, 2000 as compared to $4 thousand for the same period in 1999. Income taxes also increased for the six months ended June 30, 2000 to $114 thousand as compared to $52 thousand for the same period in 1999. The increase in income taxes resulted from a higher level of income before income taxes in combination with a reduced level of tax-exempt income.

                               FINANCIAL CONDITION

                 June 30, 2000 as compared to December 31, 1999

Total assets increased to $152.5 million at June 30, 2000, a $2.4 million increase from total assets of $150.1 million at December 31, 1999. During the first six months of 2000 the Company continued to reposition its balance sheet, as total loans increased by $9.4 million while total securities and time deposits in other banks declined by $7.0 million. The Company funded new loan originations from maturing investments.

Total loans at June 30, 2000 increased $9.4 million, or 11.1%, to $94.2 million from year-end 1999. Commercial and industrial loans increased $2.0 million, residential and commercial real estate loans increased $6.7 million and construction loans increased $520 thousand from year-end 1999. Consumer and other loans also increased $216 thousand from year-end 1999. During 2000, the Company intends to continue to emphasize the origination of commercial, industrial, and construction loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties.

The following schedule presents the components of loans, net of unearned income, by type, for each period presented:

                                               June 30                     December 31
                                                2000                          1999
                                       -----------------------------------------------------
                                       Amount         Percent            Amount      Percent
                                                       (Dollars in Thousands)

Commercial and industrial ....       $ 5,770          6.12%             $ 3,811       4.49%
Real Estate non residential
     properties ..............        22,838         24.23%              19,759      23.29%
Residential properties .......        54,042         57.35%              50,411      59.42%
Construction .................         7,594          8.06%
                                                                          7,074       8.34%
Consumer .....................         2,370          2.51%
                                                                          2,295       2.71%
Other Loans ..................         1,625          1.72%               1,484       1.75%
                                     -------      --------              -------     ------
 Total Loans .................       $94,239        100.00%             $84,834     100.00%
                                     =======      ========              =======     ======


Federal funds sold decreased by $865 thousand from $4 million at December 31, 1999 to $3.1 million on June 30, 2000.

Total securities decreased $5.9 million, or 12.8%, from $46.5 million at year-end 1999 to $40.6 million on June 30, 2000. Securities, available for sale, at market value, decreased $4.5 million, or 11.6%, from $38.6 million on December 31, 1999 to $34.1 million on June 30, 2000. The Company purchased $1.6 million in new securities, available for sale, during the first six months of 2000, sold $2.0 million in available for sale securities and $3.9 million in available for sale securities matured and were repaid. There were $163 thousand in recorded unrealized losses in the available of sale portfolio during the first six months of 2000. Held to maturity securities decreased to $6.4 million on June 30, 2000 from $7.9 million at year-end 1999. There were $650 thousand in held to maturity purchases and $2.1 million in maturing securities in the held to maturity portfolio during the first six months of 2000.

The reductions in the federal funds sold and securities portfolios were used to fund new loan originations.

Total average deposits increased $2.5 million, or 18.3% during the first half of 2000 from $133.5 million at December 31, 1999 to $136.0 million on June 30, 2000. Savings deposits increased by $4.4 million, money market accounts increased by $1.6 million, and demand deposits increased by $1.7 million. These increases were offset by a decrease in time deposits by $5.0 million. The increase in savings deposits is primarily attributable to the Company's senior select product and the decrease in time deposits was due to the maturing of higher yielding time deposits and management's decision not to match the highest rate offered by its competitors. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                                        Six Months Ended                           Year Ended
                                                          June 30, 2000                        December 31, 1999
                                                      ------------------------------------------------------------------
                                                      Average Balance        %               Average Balance        %
                                                      ----------------       --             -----------------       --
 Deposits:
  NOW deposits.................................            $14,244          10.47%                 $14,561         10.90%

  Savings deposits.............................             46,595          34.26%                  42,159         31.57%

  Money market deposits........................              6,808           5.01%                   5,196          3.89%

  Time deposits................................             45,353          33.35%                  50,387         37.73%

  Demand deposits..............................             22,987          16.90%                  21,239         15.90%
                                                     ----------------------------          -----------------------------

    Total interest-bearing liabilities.........           $135,987         100.00%                $133,542        100.00%
                                                          ========         =======                ========        =======

ASSET QUALITY

At June 30, 2000, non-performing loans increased $75 thousand, to $407 thousand, as compared to $332 thousand at December 31, 1999. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides information regarding risk elements in the loan portfolio:

                                                     June 30        December 31
                                                       2000             1999
                                                       ----             ----

Non-accrual loans................................  $      407        $   332
Non-accrual loans to total loans.................        0.43%          0.39%
Non-performing loans to total assets.............        0.27%          0.22%
Allowance for possible loan losses as a
  percentage of non-performing loans.............      226.04%        252.11%




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

At June 30, 2000, the allowance for possible loan losses was $920 thousand, up 9.9% from $837 thousand at year-end 1999. The Company recognized $28 thousand in net charge-offs for the first six months of 2000, as compared to $13 thousand during the first six months of 1999.

LIQUIDITY MANAGEMENT

At June 30, 2000, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2000, liquid investments totaled $8.4 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity increased $199 thousand to $9.3 million at June 30, 2000 from the $9.1 million at year end 1999. The increase was due to net income of $384 thousand and shares issued through the dividend reinvestment plan of $48 thousand. These increases were offset by an increase in the net unrealized loss on securities available for sale of $98 thousand, cash dividends of $85 thousand and the purchase of treasury shares of $50 thousand.

At June 30, 2000, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2000 for both the Company and the Bank as well as the minimum regulatory requirements.



                              Amount             Ratio         Minimum Amount      Minimum Ratio
                             --------          --------        -------------       -------------
The Company
Leverage Capital              $9,424             6.30%            $4,488              3-5%

Tier 1 - Risk Based            9,424            10.11%            3,730                4%
Total Risk-Based              10,344            11.09%            7,460                8%

The Bank

Leverage Capital               9,095             6.08%            4,488               3-5%

Tier 1 Risk-Based              9,095             9.76%            3,727                4%
Total Risk-Based              10,015            10.75%            7,453                8%

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

Item 2.    Changes in Securities
           ---------------------

    Not applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    On June 28, 2000, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

    Nominees:
                                       For       Withhold Authority
                                       ---       ------------------

Donald L Kovach                   1,114,102              27,834
Joel Marvil                       1,114,106              27,830
Mark Hontz                        1,114,102              27,834

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