Form 10QSB
period 2000-09-30
SUSSEX BANCORP
filed 2000-11-09
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      --------------   ----------------

                         Commission file number 0-29030
                                                 -------

                                 SUSSEX BANCORP.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                   22-3475473
-------------------------------                     --------------------
(State of other jurisdiction of                     (I. R. S. Employer
 incorporation or organization)                     Identification No.)


  399 Route 23, Franklin, New Jersey                 07416
--------------------------------------            -----------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code) (973) 827-2914
                                                --------------

    -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 31, 2000 there were 1,497,429 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS

                        (in Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                                             September 30, 2000             December 31, 1999
------                                                             ------------------             -----------------
Cash and Due from Banks                                                        $5,341                        $5,623
Federal Funds Sold                                                              4,290                         4,000
Interest Bearing Deposits                                                          79                           130
                                                                                   --                           ---
   Total Cash and Cash Equivalents                                              9,710                         9,753

Time Deposits in Other Banks                                                    1,090                         2,280
Securities:
  Available for Sale, at Market Value                                          33,607                        38,595
  Held to maturity                                                              6,440                         7,929
                                                                                -----                         -----
      Total Securities                                                         40,047                        46,524

Loans held for sale                                                               298                           772

Loans (Net of Unearned Income)                                                 97,731                        84,834
   Less:  Allowance for Possible Loan Losses                                      948                           837
                                                                                  ---                           ---
        Net Loans                                                              96,783                        83,997

Premises and Equipment, Net                                                     4,197                         3,610
Federal Home Loan Bank Stock                                                      693                           693
Intangible Assets, Primarily Core Deposit Premiums                                556                           619
Cash Surrender Value of Life Insurance Policy                                   1,024                             0
Other Assets                                                                    2,040                         1,878
                                                                                -----                         -----

Total Assets                                                                 $156,438                      $150,126
                                                                             ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand                                                                  $24,850                       $24,357
      Savings                                                                  65,760                        68,187
      Time                                                                     51,494                        46,004
                                                                               ------                        ------
   Total Deposits                                                             142,104                       138,548

Fed Funds Purchased                                                             4,000                         1,990
Other Liabilities                                                                 744                           499
                                                                                  ---                           ---

Total Liabilities                                                             146,848                       141,037

Stockholders' Equity:
Common Stock, No Par Value

   Authorized 5,000,000 Shares, issued

1,503,555 in 2000 and 1,420,899 in 1999.                                        6,329                         5,687
Retained Earnings                                                               3,941                         4,136
Treasury Stock, 13,138 shares in 2000 and 6,836 shares in 1999                  (121)                          (71)
Net Unrealized (Loss) on Securities

   Available for Sale, net of income taxes                                      (559)                         (663)
                                                                                -----                         -----
Total Stockholders' Equity                                                      9,590                         9,089

Total Liabilities and Stockholders' Equity                                   $156,438                      $150,126
                                                                             ========                      ========




                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,

INTEREST INCOME                                                   2000            1999             2000            1999
                                                                  ----            ----             ----            ----
   Interest and Fees on Loans                                    $1,946          $1,498           $5,506          $4,359
   Interest on Time Deposits                                         16              43               69              76
   Interest on Securities:
      Taxable                                                       530             582             1645            1523
      Exempt from Federal Income Tax                                 75             107              237             303
   Interest on Federal Funds Sold                                    81             105              192             469
                                                                     --             ---              ---             ---
         Total Interest Income                                    2,648           2,335            7,649           6,730

INTEREST EXPENSE Interest on Deposits:

      Interest on Savings Deposits                                  517             448             1527            1243

      Interest on Time Deposits                                     669             648             1806            1982
                                                                    ---             ---             ----            ----
         Total Interest Expense on Deposits                       1,186           1,096            3,333           3,225

   Interest Expense on Federal Funds Purchased                       71               0              187               0
                                                                     --              --              ---              --
        Total Interest Expense                                    1,257           1,096            3,520           3,225


Net Interest Income                                               1,391           1,239            4,129           3,505

Provision for Possible Loan Losses                                   63              48              174             129
                                                                     --              --              ---             ---

Net Interest Income After Provision for Loan Losses               1,328           1,191            3,955           3,376


NON-INTEREST INCOME
   Trust Income                                                      (2)             (1)              (2)              0

   Service charges on Deposit Accounts                              114             113              338             341
   Gain (loss) on Sale of Securities, Available for Sale             (6)              0              (14)              3

   Other Income                                                     114              72              297             346
                                                                   ----             ---              ---             ---
      Total Non-Interest Income                                     220             184              619             690

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                   705             600             2050            1810

   Occupancy Expense, Net                                           111              87              332             264
   Furniture and Equipment Expense                                  130             121              400             358
   Data Processing Expense                                           23              21               65              63
   Amortization of Intangibles                                       21              21               63              63
   Other Expenses                                                   305             303              913             888
                                                                    ---            ----              ---             ---
      Total Non-Interest Expense                                  1,295           1,153            3,823           3,446

Income Before Provision for Income Taxes                            253             222              751             620

Provision for Income Taxes                                           61             33               175              85
                                                                     --             --               ---              --
      Net Income                                                   $192            $189             $576            $535
                                                                   ====            ====             ====            ====


Net Income Per Common Share-Basic                                 $0.13           $0.13            $0.39           $0.36
                                                                  =====           =====            =====           =====
Net Income Per Common Share-Diluted                               $0.13           $0.13            $0.38           $0.35
                                                                  =====           =====            =====           =====



Weighted Average Shares Outstanding-Basic                     1,494,467       1,489,909        1,494,180       1,494,606
Weighted Average Shares Outstanding-Diluted                   1,505,681       1,504,823        1,504,756       1,511,696



                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)

                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                 Septermber 30,                        Septermber 30,

                                                           2000               1999                2000               1999
                                                           ----               ----                ----               ----
Net Income                                                 $192               $189                $576               $535

Other comprehensive income, net of tax
      Unrealized gain (loss) on available for sale
      securities                                           202               (152)                104               (573)
                                                        ---------------------------------------------------------------------
Comprehensive income (loss)                               $394                $37                $680               ($38)

                                                        =====================================================================



                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN

                              STOCKHOLDERS' EQUITY

                                 (In Thousands)
                                   (Unaudited)


                                                                                                      Unrealized
                                                                                                     Gain (Loss) on        Total
                                                                Common     Retained   Treasury         Securities      Stockholders
                                                                Stock      Earnings     Stock      Available for Sale     Equity

Balance December 31, 1999                                      $5,687      $4,136       ($71)             ($663)         $9,089

Net Income for the Period                                                     576                                           576
Stock Dividends                                                   594        (594)                                            0
Cash Dividends                                                               (177)                                         (177)
Shares issued through dividend reinvestment plan                   48                                                        48
Treasury shares purchased                                                                (50)                               (50)
Change in unrealized gain on securities, available for sale                                                 104             104

                                                           -----------------------------------------------------------------------
Balance September 30, 2000                                     $6,329      $3,941      ($121)             ($559)         $9,590
                                                           =======================================================================




                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,

                                                                                                    2000                1999
                                                                                                    ----                ----
Cash Flows from Operating Activities:
        Net Income                                                                                  $576                $535
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
        Depreciation and Amortization of Premises and Equipment                                      356                 296
        Amortization of Intangible Assets                                                             63                  63
        Premium Amortization of Securities, net                                                       91                 124
        Provision for Possible Loan Losses                                                           174                 129
        Loss (Gain) on Sale of Securities, Available for Sale                                         14                  (3)
        Accretion (Amortization) of Loan Origination and Commitment Fees, net                         (5)                 45
        Decrease in Loans Held for Sale                                                              474                 148
        Deferred Federal Income Tax (Increase)                                                       (92)                (26)
        Decrease (Increase) in Accrued Interest Receivable                                            11                (478)
        (Increase) in Cash Value of Life Insurance Policy                                         (1,024)                   0
        (Increase) in Other Assets                                                                  (152)                (245)
        Increase in Accrued Interest and Other Liabilities                                           245                  156
                                                                                         ----------------      --------------

               Net Cash Provided by Operating Activities                                            $731                 $744
                                                                                         ----------------      --------------

Cash Flow from Investing Activities:
        Securities Available for Sale:
               Proceeds from Maturities and Paydowns                                               4,714               4,216
               Proceeds from Sales/Calls Prior to Maturity                                         3,487                 507
               Purchases                                                                          (3,115)            (19,476)
        Securities Held to Maturity:
               Proceeds from Maturities                                                            2,113               3,043
               Purchases                                                                            (650)             (5,977)
        Proceeds from Maturities of Time Deposits on Other Banks                                   1,188                   0
        Net (Increase) in Loans Outstanding                                                      (12,955)             (6,903)
        Capital Expenditures                                                                        (943)               (442)
        Net Decrease in Other Real Estate                                                              0                  36
                                                                                         ----------------      --------------

               Net Cash (Used In) Investing Activities                                           ($6,161)           ($24,996)
                                                                                         ----------------      --------------

Cash Flows from Financing Activities:
        Net Increase in Total Deposits                                                             3,556              10,727
        Net Increase  in Federal Funds Purchased                                                   2,010                   0
        Exercise of Stock Options                                                                      0                  11
        Payment of Dividends Net of Reinvestment                                                    (129)               (101)
        Purchase of Treasury Stock                                                                   (50)                (69)
                                                                                         ----------------      --------------

               Net Cash Provided by Financing Activities                                          $5,387             $10,568
                                                                                         ----------------      --------------


Net (Decrease) in Cash and Cash Equivalents                                                         ($43)           ($13,684)

Cash and Cash Equivalents, Beginning of Period                                                     9,753              30,660

                                                                                         ----------------      --------------
Cash and Cash Equivalents, End of  Period                                                         $9,710             $16,976
                                                                                         ================      ==============


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at September 30, 2000. The Bank operates eight banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):


                                                 September 30, 2000                        December 31, 1999
                                              Amortized           Market                Amortized          Market
                                                Cost              Value                    Cost            Value
                                                ----              -----                    ----            -----
Available For Sale
   US Treasury Securities                       $4,050            $3,975                   $5,567            $5,450
   US Government Mortgage Backed                26,157            25,419                   26,288            25,476
   Debt Securities                               3,480             3,432                    6,996             6,907
   Equity Securities                               850               781                      850               762
                                       ---------------   ---------------          ---------------   ---------------
                  Total                        $34,537           $33,607                  $39,701           $38,595
                                       =================================       ====================================

Held to Maturity

    Obligations of State and

         Political Subdivisions                 $6,440            $6,327                   $7,929            $7,737
                                                ------            ------                   ------            ------

                  Total                         $6,440            $6,327                   $7,929            $7,737
                                       ==================================       ====================================

                                       ----------------------------------       ------------------------------------
Total Securities                               $40,977           $39,934                  $47,630           $46,332
                                       ==================================       ====================================


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

               Three and Nine Months ended September 30, 2000 and
                              September 30, 1999.

                                    OVERVIEW

The Company realized net income of $192 thousand for the third quarter of 2000, an increase of $3 thousand over the $189 thousand reported for the same period in 1999. Basic and diluted earnings per share remained unchanged at $.13 for both periods.

For the nine months ended September 30, 2000, net income was $576 thousand, an increase of $41 thousand from the $535 thousand reported for the same period in 1999. Basic earnings per share were $.39 for the nine months ended September 30, 2000 compared to $.36 for the nine months ended September 30, 1999. Diluted earnings per share were $.38 and $.35 for the nine month periods ending September 30, 2000 and 1999, respectively.

Increases in income over all periods reflect the Company's efforts to shift its earning assets towards higher yielding loans from investment securities and federal funds.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $313 thousand, or 13.4%, to $2.6 million for the quarter ended September 30, 2000 from $2.3 million for the same period in 1999. This increase was attributable to an increase in interest and fees on loans of $448 thousand, from $1.5 million in the third quarter of 1999 to $1.9 million in the quarter ended September 30, 2000. Offsetting this increase was an $84 thousand decline in interest income in the securities portfolio, a $27 thousand decrease in interest on time deposits, and a $24 thousand decrease in interest income earned on federal funds sold from the third quarter of 1999 to the third quarter of 2000. The net increase in interest income is attributable to a $6.5 million increase in average interest earning assets, primarily in the loan portfolio. While the average balance in the loan portfolio increased $21.3 million from the third quarter of 1999 to the third quarter of 2000, investment securities and other earning assets declined by $14.8 million over the same period. The yield on average interest-earning assets on a fully taxable equivalent basis increased 54 basis points from 6.85% for the third quarter of 1999 to 7.39% for the third quarter of 2000. This increase reflects the results of the Company's emphasis on originating commercial and residential real estate loans.

For the nine months ended September 30, 2000, interest income increased $919 thousand, or 13.7%, to $7.6 million from the $6.7 million reported for the same period in 1999. This growth in interest income is the result of a $7.9 million, or 5.9% increase in the average balance of interest-earning assets over the comparable period last year. The average balance in the loan portfolio increased $19.0 million and average securities and other interest bearing assets declined $11.1 million during the first nine months of 2000 over the same period in 1999. As a result of the shift in interest earning assets, the average yield on those assets on a fully taxable equivalent basis increased 47 basis points from 6.79% from the first nine months of 1999 to 7.26% for the same period in 2000.

Interest Expense. The Company's interest expense for the third quarter of 2000 increased $161 thousand, or 14.7% to $1.3 million from $1.1 million for the same period last year. The average balance of interest bearing liabilities increased $5.3 million, or 4.6%, from the same period last year. The largest component of the increase was the addition of $4.0 million in borrowed funds during the third quarter of 2000, while the Company had no borrowed funds in the third quarter of 1999. Total average interest bearing deposits increased $1.3 million from $114.8 million during the third quarter of 1999 to $116.1 million in the same period this year. Within the components of interest bearing deposits, savings deposits increased $1.7 million, or 3.8%, and money market deposits increased $1.2 million, or 22.7%, in the third quarter of 2000 compared to the same period in 1999. Offsetting these increases were a $1.3 million decline in average time deposits from September 30, 1999 compared to the same period in 2000 and a decrease in NOW deposits of $369 thousand from $14.4 million in the third quarter of 1999 to $14.1 million in the third quarter of 2000. The Company's average cost of funds increased to 4.18% for the third quarter of 2000 from 3.81% for the third quarter in 1999. This increase in the average cost of funds was the result of the cost paid on borrowed funds and an increase on interest rates paid on interest bearing deposits due to market changes.

For the nine months ended September 30, 2000 interest expense increased $295 thousand, or 9.1%, to $3.5 million from $3.2 million for the same period last year. This increase was due to interest expense of $187 thousand on borrowed funds during the first nine months of 2000, while the Company had no borrowed funds during the first nine months of 1999. The interest expense on total savings deposits also increased $284 thousand, or 22.8%, to $1.5 million during the first nine months of 2000 from $1.2 million during the same period in 1999. This increase in interest expense was offset by a decrease of $176 thousand in interest expense on time deposits from $2.0 million during the first nine months of 1999 to $1.8 million for the period ended September 30, 2000.

In the first nine months of 2000 the average balance in savings accounts increased $5.3 million, or 12.9%, over the average balance for the nine months ended September 30, 1999. The average rate paid on savings accounts increased 22 basis points from the first nine months of 1999 compared to the first nine months of 2000. The increases in average balances and in the average rate paid in savings accounts were due to the continued promotion of a variable rate special account for senior citizens. The nine-month average balance on money market deposits increased $1.9 million, or 39.0%, from $4.9 million in 1999 to $6.8 million in 2000 as the average rate paid on money market deposits increased 93 basis points during the same period. The increase in the average rate paid on money market accounts was due to an increase in the average balance of higher costing variable rate business money market sweep accounts. Time deposit nine-month average balances decreased $4.8 million, or 9.4%, from $51.4 million in 1999 to $46.6 million in 2000. Although average balances on time deposits decreased during the first nine months of 2000, the average rate paid increased 3 basis points due to market conditions. Comparing the first nine months of 1999 to the first nine months of 2000 interest bearing deposits shifted from higher costing time deposits to lower costing savings deposits. However with the addition of borrowed funds in the first nine months of 2000, the Company's average rate paid on interest bearing liabilities increased by 14 basis points, to 3.98% for the period ended September 30, 2000 from 3.84% for the nine months ended September 30, 1999.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2000 and 1999. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets

                         Nine Months Ended September 30,


                                                 2000                                   1999
                                                           Interest Average Rates                Interest    Average Rates
                                                Average    Income/     Earned/         Average    Income/        Earned/
                                                Balance    Expense      Paid           Balance    Expense         Paid
                                                -------    -------     -------         -------    -------        ------
                                                                          (Dollars in Thousands)
Assets
  Interest Earning assets:

      Taxable loans (net of unearned income)      $91,564     $5,506      8.02%          $72,544     $4,359      8.01%
      Tax exempt securities                         7,836        307      5.22%           10,605        389      4.89%
      Taxable investment securities                35,719       1610      6.01%           35,242      1,487      5.63%
      Other (1)                                     6,617        296      5.96%           15,492        581      5.00%
                                              ----------------------------------     ------------------------------------
   Total earning assets                           141,736      7,719      7.26%          133,883      6,816      6.79%

   Non-interest earning assets                     10,363                                  9,076
   Allowance for possible loan losses               (898)                                  (722)

                                              ------------                           ------------
Total Assets                                     $151,201                               $142,237
                                              ============                           ============



Liabilities and Shareholders'  Equity
   Interest bearing liabilities:
      NOW deposits                                $14,185       $134      1.26%          $14,493       $144      1.32%
      Savings deposits                             46,496       1197      3.43%           41,171        992      3.21%
      Money market deposits                         6,774        196      3.86%            4,874        107      2.93%
      Time deposits                                46,588      1,806      5.17%           51,407      1,982      5.14%
      Borrowed Funds                                3,843        187      6.49%                0          0      0.00%
                                              ----------------------------------     ------------------------------------
   Total interest bearing liabilities             117,886      3,520      3.98%          111,945      3,225      3.84%

   Non-interest bearing liabilities:
      Demand deposits                              23,507                                 20,433
      Other liabilities                               622                                    745
                                              ------------                           ------------
   Total non-interest bearing liabilities          24,129                                 21,178

   Shareholders' equity                             9,186                                  9,114

                                              ------------                           ------------
Total liabilities and shareholders' equity       $151,201                               $142,237
                                              ============                           ============

Net interest differential                                     $4,199                                 $3,591
Net Interest Margin                                                       3.28%                                  2.95%
Net yield on interest-earning assets                                      3.95%                                  3.58%



(1) Includes FHLB stock, federal funds sold, interest-bearing deposits, and time deposits

Net-Interest Income. The net effect of the changes in interest income and interest expense for the third quarter of 2000 was an increase in net interest income of $152 thousand, or 12.3%, compared to the third quarter of 1999. The net interest spread, on a fully taxable equivalent basis, increased 16 basis points and the net yield on interest-bearing assets increased 23 basis points from the same period last year. This increase was largely attributable to the increase in the average balance of higher yielding loans from lower yielding federal funds sold.

Net interest income for the nine months ended September 30, 2000 increased $624 thousand, or 17.8%, over the same period last year. The net interest spread increased, on a fully taxable equivalent basis, 33 basis points and the net yield on interest-bearing assets improved by 37 basis points between the first nine month periods of 1999 and 2000.

Provision for Loan Losses. For the three months ended September 30, 2000, the provision for possible loan losses was $63 thousand compared to the $48 thousand provision for the same period last year. The provision for possible loan losses was $174 thousand for the nine months ended September 30, 2000 as compared to $129 thousand for the same period last year. The increase in the provision for loan losses over the three and nine month periods reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the third quarter of 2000, total non-interest income increased by $36 thousand over the same period in 1999. Other income increased $42 thousand, or 58.3%, in the third quarter of 2000 from the same period last year. This third quarter increase consisted of an increase of $15 thousand in income from company owned life insurance and a $15 thousand increase in brokerage services fee income. This increase was offset by an $6 thousand loss on the sale of available for sale securities recorded in the third quarter of 2000. There were no gains or losses on the sale of securities, available for sale, in the same period of 1999.

For the nine months ended September 30, 2000, non-interest income decreased $71 thousand, or 10.3%, from the same period in 1999. The largest component of the decrease was a $49 thousand, or 14.2%, decrease in other income. This decrease was due to the reduced volume of large commercial mortgage loans originated for sale to third parties by our mortgage banking subsidiary. In the first nine months of 2000, $14 thousand in available for sale securities losses were recorded compared to $3 thousand in gains during the first nine months of 1999.

Non-Interest Expense. For the quarter ended September 30, 2000, non-interest expense increased $142 thousand, or 12.3%, from the same period last year. The opening of the Company's eighth branch and relocation of its Trust and Investment Services to Augusta, New Jersey during the first quarter of 2000, combined with continued growth in our existing locations, contributed to the increase in non-interest expense. Salaries and employee benefits increased $105 thousand, or 17.5%; occupancy expense increased $24 thousand, or 27.6%; furniture and equipment expense increased $9 thousand, or 7.4%; and other expenses increased by $2 thousand, or 0.7%, from third quarter 1999 to third quarter 2000.

For the nine months ended September 30, 2000, non-interest expense increased $377 thousand, or 10.9%, from the same period last year. Salaries and employee benefits increased $240 thousand, or 13.3%, occupancy expense increased $68 thousand, or 25.8%, furniture and fixture expense increased $42 thousand, or 11.7%, and other expenses increased $25 thousand or 2.8%. These increases to non-interest expense are due to the additional costs associated with operating and promoting the Company's new and renovated locations, plus the expansion of the Company's loan department.

Income Taxes. Income tax expense increased $28 thousand to $61 thousand for the three months ended September 30, 2000 as compared to $33 thousand for the same period in 1999. Income taxes also increased for the nine months ended September 30, 2000 to $175 thousand as compared to $85 thousand for the same period in 1999. The increase in income taxes resulted from a higher level of income before income taxes in combination with a reduced level of tax-exempt income.

                               FINANCIAL CONDITION

               September 30, 2000 as compared to December 31, 1999

Total assets increased to $156.4 million at September 30, 2000, a $6.3 million increase from total assets of $150.1 million at December 31, 1999. During the first nine months of 2000 the Company continued to reposition its balance sheet, as total loans increased by $12.9 million while total securities and time deposits in other banks declined by $7.7 million. The Company funded new loan originations from maturing investments and borrowed funds.

Total loans at September 30, 2000 increased $12.9 million, or 15.2%, to $97.7 million from year-end 1999. Commercial real estate loans increased $5.1 million, commercial and industrial loans increased $1.8 million and construction loans increased $1.7 million from year-end 1999. Residential real estate loans increased by $3.9 million, although they declined to 55.6% of the portfolio at September 30, 2000 from 59.4% of the portfolio at December 31, 1999. Consumer and other loans also increased $408 thousand from year-end 1999. During 2000, the Company intends to continue to emphasize the origination of commercial, industrial, and construction loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties.

The following schedule presents the components of loans, net of unearned income, by type, for each period presented:


                                          September 30                    December 31
                                              2000                           1999
                                     -----------------------------------------------------
                                      Amount        Percent           Amount     Percent
                                                    (Dollars in Thousands)
Commercial and industrial ....       $ 5,634         5.76%           $ 3,811        4.49%
Real Estate non residential
     properties ..............        24,808        25.38%            19,759       23.29%
Residential properties .......        54,336        55.60%            50,411       59.42%

Construction .................         8,766         8.97%             7,074        8.34%
Consumer .....................         2,679         2.74%             2,295        2.71%
Other Loans ..................         1,508         1.54%             1,484        1.75%

  Total Loans ................       $97,731       100.00%           $84,834      100.00%
                                     =======       =======           =======      =======


Federal funds sold increased by $290 thousand from $4.0 million at December 31, 1999 to $4.3 million on September 30, 2000.

Total securities decreased $6.5 million, or 13.9%, from $46.5 million at year-end 1999 to $40.0 million on September 30, 2000. Securities, available for sale, at market value, decreased $5.0 million, or 12.9%, from $38.6 million on December 31, 1999 to $33.6 million on September 30, 2000. The Company purchased $3.1 million in new securities, available for sale, during the first nine months of 2000, sold $3.5 million in available for sale securities and $4.7 million in available for sale securities matured and were repaid. There were $176 thousand in recorded unrealized gains in the available of sale portfolio during the first nine months of 2000. Held to maturity securities decreased to $6.4 million on September 30, 2000 from $7.9 million at year-end 1999. There were $650 thousand in held to maturity purchases and $2.1 million in maturing securities in the held to maturity portfolio during the first nine months of 2000. Maturities in excess of new purchases were used to fund new loan originations.

Total average deposits increased $4.0 million, or 3.0%, during the first nine months of 2000 from $133.5 million at December 31, 1999 to $137.5 million on September 30, 2000. Savings deposits increased by $4.3 million, money market accounts increased by $1.6 million, and demand deposits increased by $2.3 million. These increases were offset by a decrease in time deposits by $3.8 million and a $376 thousand decrease in NOW deposits. The increase in savings deposits is primarily attributable to the Company's senior select product and the decrease in time deposits was due to the maturing of higher yielding time deposits and management's decision not to match the highest rate offered by its competitors. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.


                                               Nine Months Ended                         Year Ended
                                               September 30, 2000                    December 31, 1999

                                                                 (Dollars in Thousands)

                                             Average             %                     Average           %
                                             Balance                                   Balance
                                        -----------------------------           ----------------------------
Deposits:
   NOW Deposits                                14,185         10.31%                14,561          10.90%
   Savings Deposits                            46,496         33.80%                42,159          31.57%
   Money Market Deposits                        6,774          4.92%                 5,196           3.89%
   Time Deposits                               46,588         33.87%                50,387          37.73%
   Demand Deposits                             23,508         17.09%                21,239          15.90%
                                        -----------------------------           ----------------------------
      Total interest-bearing deposits:        137,551        100.00%               133,542         100.00%
                                        =============================           ============================

ASSET QUALITY

At September 30, 2000, non-performing loans increased $49 thousand, to $381 thousand, as compared to $332 thousand at December 31, 1999. Management continues to work diligently to reduce the Company's non-performing loans.

The following table provides information regarding risk elements in the loan portfolio:

                                                September 30       December 31
                                                   2000                1999
                                                   ----                ----

Non-accrual loans............................. $      381          $     332
Non-accrual loans to total loans...............      0.39%              0.39%
Non-performing loans to total assets...........      0.24%              0.22%
Allowance for possible loan losses as a
  percentage of non-performing loans...........    248.82%            252.11%


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charged off loans, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

At September 30, 2000, the allowance for possible loan losses was $948 thousand, up 13.3% from $837 thousand at year-end 1999. The Company recognized $63 thousand in net charged off loans for the first nine months of 2000, as compared to $13 thousand during the first nine months of 1999.

LIQUIDITY MANAGEMENT

At September 30, 2000, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 2000, liquid investments totaled $9.7 million, and all mature within 30 days.

CAPITAL RESOURCES

Total stockholders' equity increased $501 thousand to $9.6 million at September 30, 2000 from the $9.1 million at year-end 1999. The increase was due to net income of $576 thousand, shares issued through the dividend reinvestment plan of $48 thousand and a net unrealized gain on securities available for sale of $104 thousand. These increases were offset by $177 thousand in cash dividends paid and the purchase of treasury shares of $50 thousand. The Company's declaration of a 5% stock dividend in June of 2000 transferred $594 thousand from retained earnings to common stock.

At September 30, 2000, the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2000 for the Company and the Bank as well as the minimum regulatory requirements.

                        Amount       Ratio         Minimum          Minimum
                        ------       -----         -------          -------
                                                    Amount           Ratio
                                                    ------           -----

The Company:
Leverage Capital        $9,552       6.17%          $4,643              3%

Tier 1 - Risk Based      9,552       9.72%           3,931              4%
Total Risk-Based        10,500      10.68%           7,862              8%

The Bank:
Leverage Capital         9,241       5.97%           4,642              3%

Tier 1 Risk-Based        9,241       9.41%           3,926              4%
Total Risk-Based        10,189      10.38%           7,853              8%

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

    Not applicable

Item 5.    Other Information
           -----------------
    Not applicable

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