Form 10KSB
period 2000-12-31
SUSSEX BANCORP
filed 2001-03-28
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------
                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: December 31, 2000
                                    -----------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ________

                         Commission file number 0-29030
                                                -------

                                 SUSSEX BANCORP
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             New Jersey                                 22-3475473
  ---------------------------------               -----------------------
    (State of other jurisdiction                     (I.R.S. employer
  of incorporation or organization)                identification no.)


   399 Route 23, Franklin, New Jersey        07416         (973) 827-2914
----------------------------------------  ----------  --------------------------
(Address of principal executive offices)  (Zip Code)  (Issuer's Telephone Number
                                                         Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each Class               Name of Exchange on Which Registered
       -------------------               ------------------------------------
   Common Stock, no par value                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None.

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February28, 2001, was $ 12,708,460. The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 2001 was 1,643,925.

     For the fiscal year ended December 31, 2000, the Issuer had total revenues of $ 11,228,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


                 10-KSB Item                    Document Incorporated
                 -----------                    ---------------------

Item 9.     Directors and Executive             Proxy Statement for 2001
            Officers of the                     Annual Meeting of
            Company;  Compliance                Shareholders to be filed
            with Section 16(a) of               no later than April 29,
            the Exchange Act.                   2001.

Item 10.    Executive Compensation              Proxy Statement for 2001
                                                Annual Meeting of
                                                Shareholders to be filed
                                                not later than April 29,
                                                2001.

Item 11.    Security Ownership of               Proxy Statement for 2001
            Certain Beneficial                  Annual Meeting of
            Owners and Management               Shareholders to be filed
                                                no later than April 29,
                                                2001.

Item 12.    Certain Relationships               Proxy Statement for 2001
            and Related                         Annual Meeting of
            Transactions                        Shareholders to be filed
                                                no later than April 29,
                                                2001.

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

     The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The Bank operates from its main office at 399 Route 23, Franklin, New Jersey 07416, and its seven branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague, New Jersey; 172 Woodport Road, Sparta, New Jersey; 455 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey; and 165 Route 206, Andover, New Jersey. The Bank anticipates relocating its Sparta location to more spacious and modern facilities, located at 33 Main Street, Sparta, New Jersey, during the first quarter of 2001.

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

Service Area
------------

     The Company's service area primarily consists of the Sussex County, New Jersey market, although the Company makes loans throughout New Jersey. The Company operates its main office in Franklin, New Jersey and seven branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta New Jersey.

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

Employees
---------

     At December 31, 2000, the Company employed 74 full-time employees and 21 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

                         BANK HOLDING COMPANY REGULATION
                         -------------------------------

General
-------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the BHCA), we are subject to the regulation and supervision of the Federal Reserve Bank (FRB). We are required to file with the FRB annual reports and other information regarding our business operations and those of our subsidiaries.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control or more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

     In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to banking activities, we have not elected to become a financial holding company.

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

     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier 1", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Insurance of Deposits
---------------------

     The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the "Deposit Act"), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.3 basis points of assessed deposits. During the early 1990's, the Bank acquired certain Savings Asssocition Insurance Fund ("SAIF") insured depostis from the Resolution Trust Corporation. The Bank pays FICO asessments on these deposits at the higher SAIF rate. In 2000, the assesment on these SAIF deposits totalled $ 27,590.

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

ITEM 2. Description of Property
        -----------------------

The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its six branch offices. The following table set forth certain information regarding the Company's properties as of December 31, 2000.

--------------------------- ----------------------------- ----------------------------
                                                                    DATE OF
LOCATION                          LEASED OR OWNED              LEASE EXPIRATION
--------------------------- ----------------------------- ----------------------------
399 Route 23                           Owned                          N/A
Franklin, New Jersey
--------------------------- ----------------------------- ----------------------------
7 Church Street                        Owned                          N/A
Vernon, New Jersey
--------------------------- ----------------------------- ----------------------------
266 Clove Road                         Leased                     April, 2002
Montague, New Jersey
--------------------------- ----------------------------- ----------------------------
172 Woodport Road                      Leased                    March 31, 2001
Sparta, New Jersey
--------------------------- ----------------------------- ----------------------------
455 Route 23                           Owned(1)                      N/A
Wantage, New Jersey
--------------------------- ----------------------------- ----------------------------
15 Trinity Street                      Owned                          N/A
Newton, New Jersey
--------------------------- ----------------------------- ----------------------------
165 Route 206                          Owned                          N/A
Andover, New Jersey
--------------------------- ----------------------------- ----------------------------
100 Route 206                          Owned                          N/A
Augusta, New Jersey
--------------------------- ----------------------------- ----------------------------
33 Main Street                         Owned                          N/A
Sparta, New Jersey
--------------------------- ----------------------------- ----------------------------

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

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2000.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

     The Common Stock trades on the American Stock Exchange, under the symbol "SBB". As of December 31, 2000, the Company had approximately 692 holders of record of the Common Stock.

     The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, since the common stock began trading on the American Stock Exchange:

------------------------ --------------------- ------------------------ ----------------
                                                                           DIVIDENDS
         2000                    HIGH                    LOW               DECLARED
         ----                    ----                    ---               ---------
      4th Quarter               $9 1/2                  $8 1/2               $ .07
------------------------ --------------------- ------------------------ ----------------

      3rd Quarter                8 1/2                   7 3/4                 .06
------------------------ --------------------- ------------------------ ----------------

      2nd Quarter                8 3/8                   7 1/4                  -
------------------------ --------------------- ------------------------ ----------------

      1st Quarter                8 5/8                   8 1/8                 .06
------------------------ --------------------- ------------------------ ----------------


------------------------ --------------------- ------------------------ ----------------
                                                                          DIVIDENDS
         1999                    HIGH                    LOW              DECLARED
         ----                    ----                    ---              ---------

      4th Quarter                $ 9 7/8                   $9.00               $.03
------------------------ --------------------- ------------------------ ----------------
      3rd Quarter                  9 3/4                   9 1/4                .03
------------------------ --------------------- ------------------------ ----------------
      2nd Quarter                 10 3/4                 10 1/4                 .03
------------------------ --------------------- ------------------------ ----------------
      1st Quarter                 10 3/4                  9 3/4                 .03
------------------------ --------------------- ------------------------ ----------------

ITEM 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------


           Management's Discussion and Analysis or Plan of Operation

This section presents management's discussion and analysis of changes to the Company's consolidated financial results of operations and conditions and should be read in conjunction with the Company's financial statements and notes thereto included herein.

Management Strategy

The Company's goal is to serve as a community-oriented financial institution serving markets surrounding the Company's branch locations. Although traditionally dependent on 1-4 family lending, during 2000, the Company continued to establish relationships with commercial borrowers to attain a greater market share of commercial loans and enhance the Company's asset yields. For 2001, management's goals for the Company include (1) further enhancing non-interest income by focusing on fee producing lines of business, such as the Sussex Bancorp Mortgage Company's by offering of fixed rate mortgages for resale into the secondary market, (2) continuing to emphasize the expansion of product base to provide customers with all their financial needs, (3) retaining and increasing market share. The Company also intends to offer Internet-based banking services by the close of the first quarter. The Company will seek to increase non-interest income through securities brokerage services offered on a joint venture basis, through enhanced trust department activity and by expanding product base by offering other financial service products (such as expanded insurance offerings).

In  order  to  augment  the  Company's  capital  base  to  support  management's initiatives, the Company agreed on October 23, 2000 to sell 9.9% of the Company's outstanding stock to Lakeland Bancorp, a New Jersey based bank holding company, at a price of $8.50 per share. The transaction closed on January 17, 2001, with Lakeland Bancorp purchasing 139,906 shares for approximately $1.1 million.

Results of Operations

For the year ended December 31, 2000, the Company's net income was $767,000, compared to the $759,000 earned in 1999. The basic net income per share for 1999 and 2000 was $0.51. The diluted net income per share for 2000 was $0.51, compared to diluted net income per share of $0.50 in 1999. The Company's average basic shares outstanding increased to 1,494,671 for 2000 from 1,493,237 for 1999. The slight increase was attributable to the issuance of new shares through the Company's dividend reinvestment plan and exercises of stock options, offset by the purchases of Treasury stock.

The Company's results for 2000 were largely affected by an increase of $759,000 in net interest income. Offsetting this increase were increases of $52,000 in the provision for possible loan losses, $595,000 in non interest expenses and $54,000 in income taxes and a $50,000 decrease in non interest income, which resulted in an $8,000 increase in net income for 2000.

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

Net interest income, on a fully taxable basis (a 34% federal tax rate), increased by $736,000 in 2000 to $5.6 million compared to $4.9 million in 1999. The increase in net interest income occurred as total interest income increased by $1,251,000, or 13.6%, to $10.5 million, while interest expense increased $515,000, or 11.9%, to $4.8 million. Interest income increased as a result of an increase in average earning assets of $7.7 million. The increase in volume was complimented by an increase in rate as the Company's average yield on interest earning assets increased to 7.33% for the year ended December 31, 2000, compared to 6.83% for the year ended December 31, 1999. The increase in rate reflects the Company's efforts to shift its interest earning assets from lower yielding securities and federal funds to higher yielding loans. The average balance of loans increased $18.7 million as securities and other investments decreased $11.0 million.

Interest income on total loans increased from $6.0 million in 1999 to $7.6 million in 2000, an increase of $1.6 million. As discussed above, this increase was primarily the result of an increase in the volume of the loan portfolio and higher average market rates during 2000. The average yield on loans increased 11 basis points from 7.97% in 1999 to 8.08% in 2000, while the average balance of the loan portfolio increased by $18.7 million.

Total interest income on securities decreased to $2.5 million in 2000 from $2.6 million in 1999. The average balance of securities decreased to $42.8 million in 2000 from $46.6 million in 1999, a decrease of $3.8 million, while the average yield on securities increased to 5.89% in 2000 from 5.51% in 1999. Interest income on other interest-earning assets, which consist primarily of federal funds sold and interest-bearing deposits, decreased by $298,000 in 2000 to

$403,000 compared to $701,000 in 1999. The average balance of other interest earning assets decreased to $6.6 million in 2000 from $13.8 million in 1999, a decrease of $7.2 million, or 52.2%. The average rate on other interest-earning assets increased to 6.13% in 2000 from 5.08% in 1999, as a result of higher short-term market interest rates. These decreases in average balances reflect the Company's objective of focusing on loan origination and shifting its interest earning assets from investments to loans.


Total interest expense increased from $4.3 million in 1999 to $4.8 million for the year ended December 31, 2000, an increase of $515,000, or 11.9%. The increase in interest expense was attributable to increases in both the Company's average interest-bearing liabilities and the average rate paid on those liabilities. During 2000, the Company's average interest-bearing liabilities increased by $6 million, to $118.7 million for the year ended December 31, 2000 compared to $112.6 million for the year ended December 31, 1999. The increase primarily occurred in the Company's savings deposits and borrowed funds. Average saving deposits increased to $45.9 million in 2000, an increase of $3.7 million from $42.2 million in 1999. Borrowed funds increased $3.9 million from $334,000 in 1999 to $4.3 million in 2000. The Company's average cost of interest-bearing deposits increased to 3.99% for the year ended December 31, 2000 from 3.83% for the prior year. The average rate paid on borrowed funds increased 82 basis points to 6.51% in 2000 from 5.69% in 1999. This was due to the Company's need to borrow funds to meet loan demand. Overall, the Company's cost of interest-bearing liabilities increased to 4.08% in 2000 from 3.84% in 1999.

Despite the Company's need to borrow funds, its net interest margin was 3.25% in 2000, an increase from the net interest margin of 2.99% in 1999. The Company increased its net yield on interest earning assets to 3.95% in 2000 from 3.63% in 1999 as management continued its strategy of increasing its loan portfolio.

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

                               Comparative Average
                                 Balance Sheets
                        Twelve Months Ended December 31,

                                                   2000                                         1999
                                                            Interest            Average Rates             Interest   Average Rates
                                                Average     Income/      Earned/             Average       Income/      Earned/
                                                Balance     Expense       Paid               Balance       Expense       Paid
                                                -------     -------       ----               -------       -------       ----
                                                                           (Dollars in Thousands)
Assets
  Interest Earning assets:
Taxable loans (net of unearned
income)                                      $  93,516    $   7,553        8.08%         $  74,786       $   5,960      7.97%
Tax exempt securities                            7,698          398        5.17%            10,321             506      4.90%
Taxable investment securities                   35,101        2,122        6.05%            36,244           2,058      5.68%
Other (1)                                        6,573          403        6.13%            13,807             701      5.08%
                                             ---------    ---------        ----          ---------       ---------      ----
Total earning assets                           142,888       10,476        7.33%           135,158           9,225      6.83%
                                                          ---------                                      ---------

Non-interest earning assets                     10,650                                       9,280
Allowance for possible
  loan losses                                     (915)                                       (745)
                                             ---------                                   ---------
Total Assets                                 $ 152,623                                   $ 143,693
                                             =========                                   =========

Liabilities and Shareholders'  Equity

  Interest bearing liabilities:
    NOW deposits                             $  14,261    $     181        1.27%         $  14,561       $     190      1.30%
    Savings deposits                            45,853        1,589        3.47%            42,159           1,370      3.25%
    Money market deposits                        6,629          261        3.94%             5,196             159      3.06%
    Time deposits                               47,656        2,529        5.31%            50,387           2,584      5.13%
                                             ---------    ---------        ----          ---------       ---------      ----
Total interest bearing deposits:               114,399        4,560        3.99%           112,303           4,303      3.83%
    Borrowed Funds                               4,256          277        6.51%               334              19      5.69%
                                             ---------    ---------        ----          ---------       ---------      ----
Total interest bearing liabilities             118,655        4,837        4.08%           112,637           4,322      3.84%
                                             ---------    ---------        ----          ---------       ---------      ----
Non-interest bearing liabilities:
    Demand deposits                             24,014                                      21,239
    Other liabilities                              628                                         721
                                             ---------                                   ---------
Total non-interest bearing
    liabilities                                 24,642                                      21,960
                                             ---------                                   ---------
Shareholders' equity                             9,326                                       9,096
    Total liabilities and shareholders'

                                             ---------                                   ---------
       equity                                $ 152,623                                   $ 143,693
                                             =========                                   =========
Net interest differential                                 $   5,637                                      $   4,903
                                                          =========                                      =========
Net Interest Margin                                                        3.25%                                        2.99%
Net yield on interest-earning
       assets                                                              3.95%                                        3.63%


 (1) Includes federal funds sold, FHLB stock, time deposits and interest-bearing deposits.



Provision for Possible Loan Losses

The provision for possible loan losses in 2000 was $229,000 compared to a provision of $177,000 in 1999. The increase reflects a growth in the Company's loan portfolio of $16.3 million for the year ended December 31, 2000. The Company increased its commercial mortgage and construction lending in 2000. These loans are generally considered to involve more risk than loans secured by residential properties.

Other income

The Company's other income is primarily generated through service charges on deposit accounts, with gain on sales of loans, loan commission income and securities sales also contributing to other income. Other income decreased $50,000 in 2000 to $839,000 compared to $889,000 in 1999. While service charges on deposit accounts remained relatively unchanged from 1999 to 2000, all other income declined. The Company recognized a gain of $3,000 on the sale of loans held for sale through the Company's Sussex Mortgage Company subsidiary compared to a $16,000 gain on the sale of loans in 1999. The Company also experienced a loss of $14,000 in the sale of securities available for sale in 2000 as compared to a $3,000 gain in 1999. Other income also decreased $10,000 from 1999 to 2000 due to a decrease in commission income earned by the Company's Sussex Mortgage Company.

Other Expense

Total other expense increased from $4.6 million in 1999 to $5.2 million in 2000, an increase of $595,000 or 13.1%. Salaries and employee benefits expense, the largest element of other expenses, increased $268,000, or 10.9%, occupancy expense increased $104 thousand or 29.9% and furniture and equipment expense increased $55,000 or 9.8%. The Company spent $72,000 more in advertising and promotion expense in 2000 over 1999. These increases in non-interest expense are due to the additional costs associated with operating and promoting the Company's new and renovated locations, plus the expansion of the Company's loan department.

Income Tax Expense

The Company's income tax provision, which includes provision for both federal and state taxes, were $242,000 and $188,000 for the years ended December 31, 2000 and 1999, respectively. The increased provision for income tax reflects an increase in income before income taxes and a decrease in income from tax-exempt securities.



                               FINANCIAL CONDITION

At December 31, 2000, the Company had total assets of $161.6 million compared to total assets of $150.1 million at December 31, 1999. Net loans increased to $100.2 million at December 31, 2000 from $84 million at December 31, 1999. Total deposits increased to $140.9 million at December 31, 2000 from $138.5 million at December 31, 1999.

Loans

Net loans increased from $84 million at December 31, 1999 to $100.2 million at December 31, 2000, an increase of $16.2 million, or 19.3%. The increase in the Company's loan portfolio during 2000 occurred primarily in loans secured by real estate, both residential and non-residential properties. Residential loans increased by $4.8 million to $55.1 million at December 31, 2000 from $50.3 million at December 31, 1999. Loans secured by non-residential properties increased by $7.7 million, or 39.3%, to $27.5 million at December 31, 2000 from $19.8 million at December 31, 1999. At December 31, 2000, loans secured by non-residential properties constituted 27.23% of the Company's total loan portfolio, an increase from 23.31% of the total loan portfolio at December 31, 1999, while loans secured by residential properties declined to 54.54% of the portfolio at December 31, 2000 from 59.34% of the portfolio at December 31, 1999. Construction loans increased by $1.9 million, or 26.7%, to $9 million at December 31, 2000 from $7.1 million at December 31, 1999. Overall, real estate related loans accounted for 90.6% of the loan portfolio at December 31, 2000, as compared to 91.0% at December 31, 1999. Commercial and industrial loans increased by $1.2 million, or 30.4%, to $5 million at December 31, 2000 from $3.8 million at December 31, 1999. At December 31, 2000, consumer loans accounted for 2.75% of the total loan portfolio, an increase from the 2.71% represented by consumer loans at December 31, 1999. Other loans increased $199 thousand. The Company's strategy during 2000 was to continue to diversify its loan portfolio away from residential loans, with emphasis on commercial lending. Management anticipates continuing its efforts to diversify the loan portfolio, and in particular to continue focusing on commercial customers.

The increase in loans was funded during 2000 by a decrease in the Company's securities, an increase in demand and savings deposits and by long term FHLB advances.

The Company has defined its primary market area to be Sussex County, New Jersey. Over ninety percent of all loans in the Company's portfolio are made to borrowers in Sussex County. The majority of approved loans are secured by real estate and the borrower's primary residence. The end of year loan to deposit ratios for 2000 and 1999 were 71.1% and 60.6%, respectively.

The following tables set forth certain information concerning the distribution of the Company's loan portfolio.

                                                                 December 31,
                                           ---------------------------------------------------
                                            2000                            1999
                                           Amount       Percent            Amount      Percent
                                           --------------------            -------------------
                                                         (Dollars In Thousands)

            Commercial and industrial      $4,968        4.92%            $3,811         4.50%


             Real Estate:


                 Non-Residential           27,529       27.23%            19,759        23.31%


                 Residential               55,138       54.54%            50,305        59.34%


             Construction                   8,960        8.86%             7,074         8.35%


             Consumer                       2,780        2.75%             2,295         2.71%


             Other Loans                   1,718         1.70%            1,519          1.79%
                                           ------        -----            ------         -----

             Total Loans                 $101,093      100.00%           $84,763       100.00%
                                         ====================            ====================

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

The Company experienced an increase in non-performing assets during 2000. Non-accrual loans increased by $220,000 to $552,000 at December 31, 2000 from $332,000 at December 31, 1999. In addition, at December 31, 2000, the Company had no restructured loans and no other real estate owned properties.

The following table provides information concerning risk elements in the loan portfolio.

                                                          December 31,
                                                    ------------------------
                                                    2000               1999
                                                    ------------------------

Non-accrual Loans                                    $552              $332

Renegotiated loans                                      0                 0

Non-performing Loans                                 $552              $332

Non-accrual loans to total loans                    0.55%             0.39%

Non-performing loans to total loans                 0.55%             0.39%

Non-performing assets to total assets               0.34%             0.22%

Allowance for possible loan losses
  as a % of non-performing loans                  176.27%           252.11%

Allowance for Loan Losses

Management has established a model for calculating the adequacy of the Company's Allowance for Possible Loan Losses ("ALL"). Restructured loans, as well as certain loans designated by the Company's internal watch list, are assigned a percentage of their balance as a specific reserve. Additionally, all other delinquent loans are grouped by the number of days delinquent and with groups assigned a general reserve amount.

The ALL at year-end of 2000 was $973,000 or .96% of outstanding loans and 176.27% of nonperforming assets versus $837,000 in 1999, or .99% of outstanding loans and 252.11% of nonperforming assets. Management recognizes the importance of adequate reserves and their proper allocation. Due to the increase in non-residential real estate lending and management's view of increased added risks in the Company's loan portfolio, the ALL was increased by a provision for loan loss of $229,000 and recoveries of $11,000, offset by charge-offs of $104,000.

The following table provides a three year analysis of the changes in the allowance for possible loan losses.


                                               Year Ended December 31,
                                         2000            1999           1998
         ----------------------------------------------------------------------

         Beginning Balance              $837,000        $665,000      $685,000

         Provision for Loan Losses       229,000         177,000        19,000

         Loans charged-off              -104,000         -15,000       -40,000

         Recoveries                       11,000          10,000         1,000

         Ending balance                 $973,000        $837,000      $665,000



The following table sets forth information concerning the allocation of the Company's ALL.

                                                          December 31,
                                      -------------------------------------------------------
                                        2000                              1999
                                      -------------------------------------------------------
                                                    % of                             % of
                                      Amount      All Loans             Amount      All Loans
                                      ------      ---------            --------     ---------
       Commercial and industrial    $154,000          4.92%            $117,000         4.50%

       Real Estate:
           Non-Residential           428,000         27.23%             265,000        23.31%
           Residential               206,000         54.54%             306,000        59.35%
       Construction                  119,000          8.86%             129,000         8.35%
       Consumer                       45,000          2.75%              20,000         2.71%
       Other Loans                    21,000          1.70%                   -         1.79%
       --------------------------------------------------------------------------------------
       Total                        $973,000        100.00%            $837,000       100.00%
       ======================================================================================

Net charge-offs were $93,000 for 2000 compared to $5,000 in 1999. Net charge-offs as a percent of average loans were .10% in 2000 and .01% in 1999.

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

     The following table shows the carrying value of the Company's securities portfolio as of the dates indicated. Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discounts. Securities available for sale are stated at their fair value. At December 31, 2000 and 1999, the Company had no securities classified as trading securities.


                                                                           December 31,
                                                            --------------------------------------
                                                                2000          1999          1998
                                                            --------------------------------------
       US Treasury securities and obligations of
         US Government corporations and agencies
         Available for sale                                 $   28,913    $  30,926      $  25,121

       Corporate bonds available for sale                        3,469        6,907              -

       Equity securities available for sale                        804          762            831

       Obligations of state and political subdivisions
         held to Maturity                                        6,431        7,929          5,939
                                                            --------------------------------------
       Total Securities                                     $   39,617    $  46,524      $  31,891
                                                            ======================================


     The Company's securities decreased from $46.5 million at December 31, 1999 to $39.6 million at December 31, 2000. The $6.9 million decrease in securities at December 31, 2000 was due to management's decision to fund increases in loan demand through maturing securities.

     The Company also holds $693,000 in Federal Home Loan Bank of New York stock which it does not consider an investment security. Ownership of this stock is required for membership in the Federal Home Loan Bank.

Cash and Cash Equivalents

     The Company's cash and cash equivalents increased by $3.1 million for the year ended December 31, 2000, to $12.9 million from $9.8 million at December 31, 1999. The increase was due primarily to a $4 million increase in federal funds sold to $8 million on December 31, 2000 from $4 million as of December 31, 1999.

Deposits

     Total deposits increased $2.3 million from $138.6 million at year end 1999 to $140.9 million at year-end 2000, a 1.7% increase. Demand deposits increased to $24.5 million, an increase of 101 thousand, or .4%, from demand deposits of $24.4 million at year-end 1999. Savings deposits decreased to $63.7 million, a decrease of $4.5 million, or 6.6%, from savings deposits of $68.2 million at year-end 1999. Time deposits under $100,000 increased to $42.7 million from $36.4 million for year-end 1999, an increase of $6.3 million. Time deposits over $100,000 increased to $10 million from $9.6 million at year-end 1999, an increase of $387 thousand. The increase in the portfolio reflects the Company's desire to attract time deposits in a competitive market.


                                                                            Year Ended December 31,
                                                              ----------------------------------------------------
                                                                      2000                           1999
                                                              ----------------------------------------------------
                                                              Average      Percent           Average      Percent
                                                              Balance      of Total          Balance     of Total
                   NOW Deposits                                $14,261       10.30%          $14,561       10.90%
                   Savings Deposits                             45,853       33.13%           42,159       31.57%
                   Money Market Deposits                         6,629        4.79%            5,196        3.89%
                   Time Deposits                                47,656       34.43%           50,387       37.73%
                   Demand Deposits                              24,014       17.35%           21,239       15.90%


                   Total Deposits                             $138,413      100.00%         $133,542      100.00%

                        As of December 31, 2000:

                           Time Deposits ($100,000 and over ) maturity:
                              Three months or less                                $6,201
                              Over three months through six months                 1,156
                              Over six months through twelve months                1,249
                              Over twelve months                                   1,378
                                                                                  ------
                                          Total                                   $9,984
                                                                                  ======

Liquidity

Liquidity is a measure of the Company's ability to provide sufficient cash flow for current and future financial obligations and commitments on a timely basis. Sources of liquidity include deposits, liquidation or maturity of loans and investments and short-term borrowings.

It is management's intent to fund future loan demand primarily with deposit growth. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow $23.6 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.4 million. In December of 2000 the Company entered into three long term FHLB advances totaling $10 million. The three borrowings, which have an average interest rate of 4.96%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2002, respectively. At year-end 1999 overnight credit borrowings were $2 million.

Interest Rate Sensitivity

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a Company's earnings from a movement in market interest rates.

The Company has developed an Interest Rate Risk Policy. The policy provides for the Company to generally maintain a relatively balanced position between interest rate sensitive assets and interest rate sensitive liabilities. At December 31, 2000, the interest rate sensitivity position evident for the periodic intervals reflects an asset sensitive position.



     Assets:
                                                   0-3 Mos       3-12 Mos      1-5 Years      5+ Years
                                                   -------       --------      ---------      --------
                                                                 (dollars in thousands)
     Securities (1)                                $5,641         $8,467        $15,596       $10,606
     Interest bearing deposits in other banks          55              -            100             -


     Federal Funds                                  8,030              -              -             -
     Loans                                         10,719         13,380         45,070        32,221

      Total Interest Earning Assets               $24,445        $21,847        $60,766       $42,827


     Liabilities:

     Certificate of Deposit                       $18,231        $23,422        $10,571          $474
     MMDA                                           5,683              -              -             -
     Savings accounts                              22,114         21,971              -             -
     NOW Accounts                                   1,394         12,543              -             -
     FHLB Advances                                      -          3,000          7,000             -


     Total Interest Bearing Liabilities           $47,422        $60,936        $17,571          $474

     Sensitivity Gap                            ($22,977)      ($39,089)        $43,195       $42,353
     Cumulative Sensitive Gap                   ($22,977)      ($62,066)      ($18,871)       $23,482

---------
(1) Includes $693,000 in Federal Home Loan Bank of New York stock, included in the 5+ years category.

Capital Resources

     Stockholders' equity inclusive of accumulated other comprehensive income, net of income taxes, increased $1.0 million to $10.1 million at December 31, 2000 from $9.1 million at December 31, 1999. The growth in stockholders' equity during 2000 was primarily generated through net income of $767,000 and unrealized net gains on securities available for sale of $483,000, partially offset by cash dividends to stockholders of $282,000.

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

     The Company's and the Bank's regulators have implemented risk-based guidelines which require banks and bank holding companies to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). Banks and bank holding companies are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percent of risk-adjusted assets of 8.0%, at a minimum. At December 31, 2000, the Company's Tier I and combined Tier I and Tier II capital ratios were 9.62% and 10.58%, respectively. The Bank's Tier I and Tier II were 9.27% and 10.23%, respectively.

     In addition to the risk-based guidelines discussed above, the Company's and the Bank's regulators require that banks and bank holding companies which meet the regulator's highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. For those banks and bank holding companies with higher levels of risk or that are experiencing or anticipating growth. The minimum will be proportionately increased. Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process. As of December 31, 2000, the Company has a leverage ratio of 6.21% and the Bank has a leverage ratio of 5.98%.

     In October 2000, the Company agreed to sell 9.9% of its outstanding stock to Lakeland Bancorp, a New Jersey based bank holding company, at a price of $8.50 per share. The transaction closed on January 17, 2001, with Lakeland purchasing 139,906 shares for approximately $1.1 million.

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

ITEM 7. Financial Statements
        --------------------

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  (With Independent Auditors' Report Thereon)


                               December 31, 2000

--------------------------------------------------------------------------------





Management Responsibility Statement

Independent Auditors' Report


Consolidated Statements of Condition
  as of December 31, 2000 and 1999


Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2000


Consolidated Statements of Changes in
  Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2000


Consolidated Statements of Cash Flows for Each of the
  Years in the Three-Year Period Ended December 31, 2000


Notes to Consolidated Financial Statements

                         [LETTERHEAD - SUSSEX BANCORP]



January 19, 2001


                      MANAGEMENT RESPONSIBILITY STATEMENT

Management of Sussex Bancorp and subsidiaries is responsible for the preparation of the consolidated financial statements and all other financial information included in this report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. All financial information included in the report agrees with the financial statements. In preparing the consolidated financial statements. management makes informed estimates and judgement with consideration given to materiality, about the expected results of various events and transactions.

Management maintains a system of internal accounting control that includes personnel selection, appropriate division of responsibilities, and formal procedures and policies consistent with high standard of accounting and administrative practice. Consideration has been given to the necessary balance between the costs of systems of internal control and the benefits derived.

Management reviews and modifies its systems of accounting and internal control in light of changes in conditions and operations as well as in response to recommendations from the independent certified public assurances that assets are safeguarded and financial information is reliable.

The Board of Directors through its Audit Committee of non-management Directors, is responsible for determining that management fulfills its responsibilities in the preparation of financial statements and the control of operations. The Board appoints the independent certified public accountants. The Audit Committee meets with management, the independent certified public accountants and internal auditors, approves the overall scope of audit work and related fee arrangements, and reviews audit reports and findings.


/s/ Donald L. Kovach
--------------------
Donald L. Kovach
President and Chief Executive Officer


/s/ Terry H. Thompson
---------------------
Terry H. Thompson
Executive Vice President and COO


/s/ Candace Leatham
--------------------
Candace Leatham
Senior Vice President and Treasurer

                         [Radics & Co., LLC letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sussex Bancorp

We have audited the accompanying consolidated statements of condition of Sussex Bancorp (the "Corporation") and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the financial position of Sussex Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                                         /s/ Radics & Co., LLC


January 19, 2001

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                      ------------------------------------

                                                                             ---------------------------------
                                                                                   2000             1999
                                                                             ---------------------------------
ASSETS
------

Cash and due from banks                                                      $   4,835,000       $   5,623,000
Interest bearing deposits in other banks                                            55,000             130,000
Federal funds sold                                                               8,030,000           4,000,000
                                                                             -------------       -------------
                       Cash and cash equivalents                                12,920,000           9,753,000

Time deposits in other banks                                                       100,000           2,280,000
Securities available for sale                                                   33,186,000          38,595,000
Securities held to maturity; estimated fair value of
  $6,393,000 in 2000 and $7,737,000 in 1999                                      6,431,000           7,929,000
Loans held for sale                                                                297,000             772,000
Loans                                                                          100,193,000          83,997,000
Premises and equipment, net                                                      4,516,000           3,610,000
Federal Home Loan Bank of New York stock, at cost                                  693,000             693,000
Accrued interest receivable                                                        981,000             937,000
Intangible assets                                                                  535,000             619,000
Other assets                                                                     1,777,000             941,000
                                                                             -------------       -------------
                       Total assets                                          $ 161,629,000       $ 150,126,000
                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits:
         Non-interest-bearing demand                                         $  24,458,000       $  24,357,000
         Savings, club and interest-bearing demand                              63,705,000          68,187,000
         Time of less than $100,000                                             42,714,000          36,407,000
         Time of $100,000 and over                                               9,984,000           9,597,000
                                                                             -------------       -------------
                       Total deposits                                          140,861,000         138,548,000

Federal funds purchased                                                                 --           1,990,000
Long-term debt                                                                  10,000,000                  --
Other liabilities                                                                  658,000             499,000
                                                                             -------------       -------------

                       Total liabilities                                       151,519,000         141,037,000
                                                                             -------------       -------------
Commitments and contingencies                                                           --                  --

Stockholders' Equity

Common stock (no par value); authorized shares 5,000,000;
         issued 1,511,567 in 2000 and 1,427,735 in 1999                          6,385,000           5,687,000
Retained earnings                                                                4,027,000           4,136,000
Accumulated other comprehensive income, net of income tax                         (180,000)           (663,000)
Treasury stock, at cost; 13,216 shares in 2000 and 6,836 shares in 1999           (122,000)            (71,000)
                                                                             -------------       -------------
                       Total stockholders' equity                               10,110,000           9,089,000
                                                                             -------------       -------------

                       Total liabilities and stockholders' equity            $ 161,629,000       $ 150,126,000
                                                                             =============       =============



        See accompanying notes to consolidated financial statements.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      2000               1999             1998
                                                                                  -------------     -------------     ------------
INTEREST INCOME:
          Loans and fees                                                           $  7,553,000      $  5,960,000     $  5,601,000
          Investments securities:
                  Taxable                                                             2,169,000         2,152,000        1,688,000
                  Exempt from federal income tax                                        312,000           353,000          120,000
          Federal funds sold                                                            280,000           543,000          548,000
          Interest bearing deposits                                                      75,000           107,000          338,000
                                                                                   ------------      ------------     ------------

                       Total interest income                                         10,389,000         9,115,000        8,295,000
                                                                                   ------------      ------------     ------------

INTEREST EXPENSE:
          Deposits                                                                    4,560,000         4,303,000        3,818,000
          Borrowed money                                                                277,000            19,000               --
                                                                                   ------------      ------------     ------------

                       Total interest expense                                         4,837,000         4,322,000        3,818,000
                                                                                   ------------      ------------     ------------

                  Net interest income                                                 5,552,000         4,793,000        4,477,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                      229,000           177,000           19,000
                                                                                   ------------      ------------     ------------

                  Net interest income after provision for possible loan losses        5,323,000         4,616,000        4,458,000
                                                                                   ------------      ------------     ------------

OTHER INCOME:
          Service charges on deposit accounts                                           456,000           457,000          490,000
          (Loss) gain on sales of securities available for sale                         (14,000)            3,000           65,000
          Gain on sale of loans held for sale                                             3,000            16,000               --
          Miscellaneous                                                                 394,000           413,000          314,000
                                                                                   ------------      ------------     ------------

                       Total other income                                               839,000           889,000          869,000
                                                                                   ------------      ------------     ------------

OTHER EXPENSES:
          Salaries and employee benefits                                              2,725,000         2,457,000        2,218,000
          Occupancy, net                                                                452,000           348,000          362,000
          Furniture and equipment                                                       617,000           562,000          525,000
          Stationary and supplies                                                        99,000            96,000          100,000
          Advertising and promotion                                                     218,000           146,000          114,000
          Audit and exams                                                               108,000            53,000           93,000
          Amortization of intangible assets                                              84,000            84,000           84,000
          Miscellaneous                                                                 850,000           812,000          791,000
                                                                                   ------------      ------------     ------------

                       Total other expenses                                           5,153,000         4,558,000        4,287,000
                                                                                   ------------      ------------     ------------

INCOME BEFORE INCOME TAXES                                                            1,009,000           947,000        1,040,000
INCOME TAXES                                                                            242,000           188,000          330,000
                                                                                   ------------      ------------     ------------

NET INCOME                                                                         $    767,000      $    759,000     $    710,000
                                                                                   ============      ============     ============

Net income per common share:

          Basic                                                                    $        .51      $        .51     $        .48
                                                                                   ============      ============     ============

          Diluted                                                                  $        .51      $        .50     $        .47
                                                                                   ============      ============     ============

Weighted average number of common shares outstanding:

          Basic                                                                       1,494,671         1,493,237        1,481,062
                                                                                   ============      ============     ============

          Diluted                                                                     1,506,088         1,509,762        1,497,195
                                                                                   ============      ============     ============


        See accompanying notes to consolidated financial statements.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                              Accumulated
                                            Number of                                                            Other
                                              Shares          Common      Comprehensive       Retained       Comprehensive
                                           Outstanding        Stock          Income           Earnings           Income
                                          ------------      ---------     ------------      ------------      ------------
Balance,
  December 31, 1997                         698,959      $  5,412,000                       $  3,162,000      $     14,000

Net income                                       --                --     $    710,000           710,000                --
                                                                          ------------
Other comprehensive income:
   Unrealized gain on
     securities available
     for sale, net of income taxes
     of $60,000                                                                 89,000
  Reclassification
    adjustment for gains
    included in income, net of
    income taxes of $26,000                                                    (39,000)
                                                                          ------------
Other comprehensive income                       --                --           50,000                --            50,000
                                                                          ------------
Comprehensive income                                                      $    760,000
                                                                          ============
Sale of common stock                          4,814            55,000               --                --                --
Shares issued through dividend
    reinvestment plan                        12,112           168,000               --                --                --
Stock split                                 706,133                --               --                --                --
Cash dividends                                   --                --                           (325,000)               --
                                          ---------         ---------                           ---------           ------
Balance -
  December 31, 1998                       1,422,018         5,635,000                          3,547,000            64,000

Net income                                       --                --     $    759,000           759,000                --
                                                                          ------------
Other comprehensive income:
   Unrealized loss on
     securities available
     for sale, net of income tax
     benefit of $484,000                   (725,000)
   Reclassification adjustment for
     gains included in income, net
     of income taxes of $1,000                                                  (2,000)
                        ------                                            ------------

Other comprehensive income                       --                --         (727,000)               --          (727,000)
                                                                          ------------
Comprehensive income                                                      $     32,000
                                                                          ============
Treasury stock purchased                     (6,594)               --               --                --           (69,000)
Sale of common stock                          1,000            11,000               --                --                --
Shares issued through dividend
   reinvestment plan                          4,475            41,000               --                --                --
Cash dividends                                   --                --                           (170,000)               --
                                          ---------         ---------                          ---------         ---------

Balance,
  December 31, 1999                       1,420,899         5,687,000                          4,136,000          (663,000)

Net income                                       --                --     $    767,000           767,000                --
                                                                          ------------
Other comprehensive income:
   Unrealized gain on
     securities available
     for sale, net of income taxes
     of $318,000                                                               474,000
   Reclassification adjustment for
     losses included in income, net
     of income taxes of $5,000                                                   9,000
                                                                          ------------
Other comprehensive income                       --                --          483,000                --           483,000
                                                                          ------------
Comprehensive income                                                      $  1,250,000
                                                                          ============
Treasury stock purchased                     (6,330)               --                                 --                --
Sale of common stock                          4,250            32,000                                 --                --
Shares issued through dividend
   reinvestment plan                          8,696            72,000                                 --                --
Cash dividends                                   --                --                           (282,000)               --
Stock dividend                               70,836           594,000                           (594,000)               --
                                          ---------      ------------                       ------------      ------------
Balance,
  December 31, 2000                       1,498,351      $  6,385,000                       $  4,027,000      $   (180,000)
                                          =========      ============                       ============      ============


                                                                Total
                                            Treasury        Stockholders'
                                             Stock             Equity
                                          ------------       ------------
Balance,
  December 31, 1997                       $     (2,000)     $  8,586,000

Net income                                          --           710,000

Other comprehensive income:
   Unrealized gain on
     securities available
     for sale, net of income taxes
     of $60,000
  Reclassification
    adjustment for gains
    included in income, net of
    income taxes of $26,000

Other comprehensive income                          --            50,000

Comprehensive income

Sale of common stock                                --            55,000
Shares issued through dividend
    reinvestment plan                               --           168,000
Stock split                                         --                --
Cash dividends                                      --          (325,000)
                                                ------         ---------
Balance -
  December 31, 1998                             (2,000)        9,244,000

Net income                                          --           759,000

Other comprehensive income:
   Unrealized loss on
     securities available
     for sale, net of income tax
     benefit of $484,000
   Reclassification adjustment for
     gains included in income, net
     of income taxes of $1,000
                        ------

Other comprehensive income                          --          (727,000)

Comprehensive income

Treasury stock purchased                       (69,000)          (69,000)
Sale of common stock                                --            11,000
Shares issued through dividend
   reinvestment plan                                --            41,000
Cash dividends                                      --          (170,000)
                                             ---------         ---------
Balance,
  December 31, 1999                            (71,000)        9,089,000
Net income                                          --           767,000

Other comprehensive income:
   Unrealized gain on
     securities available
     for sale, net of income taxes
     of $318,000
   Reclassification adjustment for
     losses included in income, net
     of income taxes of $5,000

Other comprehensive income                          --           483,000

Comprehensive income

Treasury stock purchased                       (51,000)          (51,000)
Sale of common stock                                --            32,000
Shares issued through dividend
   reinvestment plan                                --            72,000
Cash dividends                                      --          (282,000)
Stock dividend                                      --                --
                                          ------------      ------------
Balance,
  December 31, 2000                       $   (122,000)     $ 10,110,000
                                          ============      ============

          See accompanying notes to consolidated financial statements.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                       --------------------------------------------------
                                                                           2000               1999               1998
                                                                       ------------       ------------       ------------
Cash flows from operating activities:
       Net income                                                      $    767,000       $    759,000       $    710,000
       Adjustments to reconcile net income to net cash provided
         by operating activities:
            Net amortization of premiums, discounts and
              loan origination and commitment fees and
              expenses, net                                                 122,000            132,000             93,000
            Depreciation and amortization                                   555,000            482,000            439,000
            Provision for possible loan losses                              229,000            177,000             19,000
            Loss (gain) on sales of securities available for sale            14,000             (3,000)           (65,000)
            Gain on trade-in of automobile                                       --            (13,000)                --
            Loss (gain) on sale of real estate                                   --             10,000                 --
            Gain on sale of loans held for sale                              (3,000)           (16,000)                --
            Origination of loans held for sale                             (390,000)        (1,278,000)          (354,000)
            Proceeds of sales of loans held for sale                        393,000            876,000                 --
            Deferred federal income tax (benefit)                           (63,000)           (91,000)           (25,000)
            (Increase) decrease in accrued interest receivable              (44,000)          (388,000)            69,000
            (Increase) decrease in other assets                          (1,096,000)           (86,000)           (47,000)
            Increase (decrease) in other liabilities                        159,000            (10,000)          (280,000)
                                                                       ------------       ------------       ------------

                       Net cash provided by operating activities            643,000            551,000            559,000
                                                                       ------------       ------------       ------------

Cash flows from investing activities:
       Proceeds from maturities of time deposits in
         other banks                                                      2,180,000                 --                 --
       Purchases of time deposits in other banks                                 --         (2,280,000)                --
       Proceeds from repayments on and maturities of
         securities available for sale                                    4,745,000          4,936,000         16,296,000
       Proceeds from sales of securities available for sale               4,487,000            507,000          8,490,000
       Purchases of securities available for sale                        (3,115,000)       (19,422,000)       (24,084,000)
       Proceeds from maturities of securities held to maturity            2,113,000          3,955,000          1,602,000
       Purchases of securities held to maturity                            (650,000)        (5,977,000)        (5,464,000)
       Loans originated, net of repayments                              (13,366,000)       (14,801,000)        (2,041,000)
       Proceeds from sales of loan participations                         1,931,000                 --                 --
       Purchases of loans and loan participations                        (4,518,000)                --                 --
       Proceeds from sale of equipment                                        8,000                 --                 --
       Additions to premises and equipment                               (1,385,000)        (1,039,000)        (1,024,000)
       Purchase of Federal Home Loan Bank of New York stock                      --                 --            (69,000)
       Capitalized costs on other real estate owned                              --             (3,000)            (3,000)
       Proceeds from sale of other real estate                                   --             29,000                 --
-----------------------------------------------------------------      ------------       ------------       ------------

                       Net cash used in investing activities             (7,570,000)       (34,095,000)        (6,297,000)
                                                                       ------------       ------------       ------------

Cash flows from financing activities:
       Net increase in deposits                                        $  2,313,000       $ 10,834,000       $ 22,832,000
       Net (decrease) increase in federal funds purchased                (1,990,000)         1,990,000                 --
       Proceeds of long-term debt                                        10,000,000                 --                 --
       Proceeds from sales of common stock                                   32,000             11,000             55,000
       Payment of dividends, net of reinvestment                           (210,000)          (129,000)          (157,000)
       Purchase of treasury stock                                           (51,000)           (69,000)                --
                                                                                          ------------       ------------

                   Net cash provided by financing activities             10,094,000         12,637,000         22,730,000
                                                                       ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                      3,167,000        (20,907,000)        16,992,000
Cash and cash equivalents - beginning                                     9,753,000         30,660,000         13,668,000
                                                                       ------------       ------------       ------------

Cash and cash equivalents - ending                                     $ 12,920,000       $  9,753,000       $ 30,660,000
                                                                       ============       ============       ============

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
        Income taxes                                                   $    397,000       $    249,000       $    630,000
        Interest                                                          4,737,000          4,383,000          3,816,000

Supplemental schedule of noncash investing
and financing activities:
       Transfer of loans to other real estate                          $         --       $         --       $     33,000


                See accompanying notes to financial statements.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS

     Sussex Bancorp (the "Corporation") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Sussex County State Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Sussex Bancorp Mortgage Company and SCB Investment Company. The Corporation's business is conducted principally through the Bank. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey. The Bank operates under a state bank charter and provides full banking services and, accordingly, is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board.

2.   ACCOUNTING POLICIES

               Principles of consolidation

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

     Securities

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


     Loans held for sale

     Loans held for sale are carried at the lower of cost or market value. Valuation computations are made in the aggregate by type of loan and rate of interest. The market values used for comparison are those associated with normal investor outlets. Gain or loss on sales of loans is recognized based on the specific identification method.

     Loans

     Loans are stated at the amount of unpaid principal less unearned income, net deferred loan origination costs/fees and the allowance for possible loan losses. Interest on loans is recognized as income based on the loan principal outstanding. Recognition of interest on the accrual method is generally discontinued when factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist.

     Loan origination costs/fees

     Loan origination fees and certain direct loan origination costs are deferred and subsequently amortized as an adjustment of yield over the contractual lives of the related loans.

     Allowance for possible loan losses

     The allowance for possible loan losses is maintained at a level considered adequate to absorb losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

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

     Other real estate owned ("OREO")

     OREO consists of loan collateral repossessed and is carried at the lower of cost or fair value less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for possible loan losses. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated costs to sell. Operating results of OREO, including rental income, operating expenses, and gains and losses realized from the sale of properties owned, are included in other expenses.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   ACCOUNTING POLICIES (Cont'd.)

     Intangible assets

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

     On June 21, 2000, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on July 28, 2000. Net income per common share for 1999 and 1998 has been restated to give retroactive effect to the stock dividend.

     Impact of new financial Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments Hedging Activities" to establish accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of SFAS No. 133 will permit, at the date of initial adoption, the transfer of any held-to-maturity security into either the available for sale or trading category and the transfer of any available for sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2000, did not have a material impact on the Corporation's consolidated financial condition or operations.

     Interest-rate risk

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

     Reclassification

     Certain amounts for the years ended December 31, 1999 and 1998 have been reclassified to conform to the current year's presentation.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.   SUBSEQUENT EVENT

     On January 17, 2001, the Company sold, in a private placement, 139,906 shares of its common stock, at $8.50 per share, to another financial institution. Net proceeds, after issuance costs, totalled approximately $1,144,000.


4.   SECURITIES AVAILABLE FOR SALE

                                                                           December 31, 2000
                                               -------------------------------------------------------------------------
                                                                             Gross Unrealized
                                                  Amortized            -----------------------------          Carrying
                                                     Cost                Gains              Losses              Value
                                               -------------           ---------          ----------        ------------
U.S. Treasury                                    $ 4,043,000             $ 6,000            $ 16,000         $ 4,033,000
U.S. Government agencies, including
  mortgage-backed securities                      25,116,000              64,000             300,000          24,880,000
Corporate bonds                                    3,477,000               1,000               9,000           3,469,000
Equity securities                                    850,000                  --              46,000             804,000
                                                    --------           ---------          ----------        ------------

                                                $ 33,486,000            $ 71,000           $ 371,000        $ 33,186,000
                                               =============           =========          ==========        ============

                                                                            December 31, 2000
                                               -------------------------------------------------------------------------
                                                                             Gross Unrealized
                                                  Amortized            -----------------------------          Carrying
                                                     Cost                Gains              Losses              Value
                                               -------------           ---------          ----------        ------------

U.S. Treasury                                    $ 5,567,000         $        --         $   117,000         $ 5,450,000
U.S. Government agencies, including
  mortgage-backed securities                      26,288,000                  --             812,000          25,476,000
Corporate bonds                                    6,996,000               1,000              90,000           6,907,000
Equity securities                                    850,000                  --              88,000             762,000
                                                 -----------         -----------         -----------         -----------

                                                 $39,701,000         $     1,000         $ 1,107,000         $38,595,000
                                                 ===========         ===========         ===========         ===========

                                                                           December 31,
                                               ---------------------------------------------------------------
                                                            2000                              1999
                                               -----------------------------      ----------------------------
                                                Amortized         Carrying          Amortized        Carrying
                                                   Cost             Value             Cost            Value
                                               ------------      -----------      -----------      -----------
Due in one year or less                         $ 2,227,000      $ 2,217,000      $ 4,508,000      $ 4,494,000
Due after one year through five years            11,279,000       11,271,000       14,845,000       14,430,000
Due after five years through ten years            4,315,000        4,187,000        4,334,000        4,059,000
Due after ten years                              14,815,000       14,707,000       15,164,000       14,850,000
Equity securities                                   850,000          804,000          850,000          762,000
                                                -----------      -----------      -----------      -----------

                                                $33,486,000      $33,186,000      $39,701,000      $38,595,000
                                                ===========      ===========      ===========      ===========


     The amortized cost and carrying value of securities at December 31, 2000 and 1999 are shown above by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The following presents details of sales of securities available for sale:


                                  Year Ended December 31,
                      ------------------------------------------------
                          2000               1999              1998
                      ------------        ----------        ----------

Sales proceeds          $4,487,000        $  507,000        $8,490,000
Gross gains                     --             3,000            65,000
Gross losses                14,000                --                --

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Securities with a carrying value of approximately $1,263,000 and $4,134,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

5.   SECURITIES HELD TO MATURITY

                                                                       December 31, 2000
                                          -----------------------------------------------------------------------
                                                                        Gross Unrealized
                                           Amortized             -----------------------------        Estimated
                                             Cost                   Gains             Losses          Fair Value
                                          ------------           -----------------------------        -----------
Obligations of state and political
  subdivisions                            $ 6,431,000            $ 21,000            $ 59,000         $ 6,393,000
                                          ============           =========           =========        ===========



                                                                      December 31, 1999
                                          ----------------------------------------------------------------------
                                                                      Gross Unrealized
                                           Amortized             ---------------------------         Estimated
                                             Cost                Gains               Losses          Fair Value
                                          ------------           --------          ---------         -----------
Obligations of state and political
  subdivisions                            $ 7,929,000            $ 1,000           $ 193,000         $ 7,737,000
                                          ============           ========          ==========        ===========


                                                                        December 31,
                                        --------------------------------------------------------------------------
                                                       2000                                    1999
                                        ----------------------------------       ---------------------------------
                                           Amortized           Estimated           Amortized           Estimated
                                             Cost              Fair Value             Cost             Fair Value
                                          -----------         ------------        ------------        ------------
Due in one year or less                   $ 1,431,000         $ 1,431,000         $ 2,114,000         $ 2,114,000
Due after one year through five years       3,122,000           3,088,000           3,071,000           3,000,000
Due after five years through ten years      1,878,000           1,874,000           2,744,000           2,623,000
                                           ----------          ----------          ----------          -----------

                                          $ 6,431,000         $ 6,393,000         $ 7,929,000         $ 7,737,000
                                          ============        ============        ============        ============

     The amortized cost and carrying value of securities at December 31, 2000 and 1999 are shown above by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

     There were no sales of securities held to maturity during the years ended December 31, 2000, 1999 and 1998.


6.   LOANS

                                                                           December 31,
                                                               -------------------------------------
                                                                    2000                   1999
                                                               --------------         --------------
Loans secured by one to four family residential properties       $ 55,138,000           $ 50,305,000
Loans secured by nonresidential properties                         27,529,000             19,759,000
Loans to individuals                                                2,780,000              2,295,000
Commercial and industrial loans                                     4,968,000              3,811,000
Loans secured by construction and land development                  8,960,000              7,074,000
Other loans                                                         1,718,000              1,519,000
                                                                 ------------           ------------

                                                                  101,093,000             84,763,000
                                                                 ------------           ------------

Less:    Unearned income and net deferred loan costs, net             (73,000)               (71,000)
         Allowance for possible loan losses                           973,000                837,000
                                                                 ------------           ------------

                                                                      900,000                766,000
                                                                 ------------           ------------

                                                                $ 100,193,000           $ 83,997,000
                                                               ==============          =============

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LOANS  (Cont'd.)

     Non-performing loans consist of nonaccrual and renegotiated loans. Nonaccrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. If interest had been accrued on these loans, net interest income would have been approximately $17,000, $13,000 and $9,000 higher in 2000, 1999 and 1998, respectively. Non-performing loans were as follows:


                                                   December 31,
                                 -----------------------------------------------
                                   2000               1999               1998
                                 ---------          ---------          ---------

          Nonaccrual             $ 552,000          $ 332,000          $ 398,000
          Renegotiated                  --                 --                 --
                                 ---------          ---------          ---------


                                 $ 552,000          $ 332,000          $ 398,000
                                 =========          =========          =========




     The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 2000, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. A summary of lending activity with respect to such persons who had borrowings of $60,000 or more, is as follows:


                                                 Year Ended December 31,
                                                          2000
                                                 -----------------------

             Balance - beginning                      $ 2,450,000
             Loans originated                             124,000
             Repayments                                  (442,000)
                                                      -----------
             Balance - ending                         $ 2,132,000
                                                      ===========


7.   ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                               Year Ended December 31,
                                         -----------------------------------
                                           2000         1999          1998
                                         ---------    ---------    ---------

          Balance - beginning            $ 837,000    $ 665,000    $ 685,000
          Provision for loan losses        229,000      177,000       19,000
          Loans charged off               (104,000)     (15,000)     (40,000)
          Recoveries                        11,000       10,000        1,000
                                         ---------    ---------    ---------

          Balance - ending               $ 973,000    $ 837,000    $ 665,000
                                         =========    =========    =========




 Impaired loans and related amounts recorded in the allowance for possible loan losses are summarized as follows:

                                                                           December 31,
                                                                 --------------------------------
                                                                   2000                  1999
                                                                 -----------          -----------
          Recorded investment in impaired loans:
               With recorded allowances                          $ 1,690,000            $ 337,000
               Without recorded allowances                                --                   --
                                                                 -----------          -----------

                    Total impaired loans                           1,690,000              337,000

               Related allowance for possible loan losses           (128,000)            (189,000)
                                                                 -----------            ---------

                    Net impaired loans                           $ 1,562,000            $ 148,000
                                                                 ===========            =========

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans totalled $653,000, $449,000 and $898,000, respectively. Interest income recognized on such loans during the time each was impaired totalled $20,000, $38,000 and $79,000, respectively.



8.   PREMISES AND EQUIPMENT


                                                                           December 31,
                                                                 ------------------------------
                                                                    2000                1999
                                                                 ------------       -----------
          Land                                                     $ 505,000          $ 417,000
          Buildings and building improvements                      3,173,000          1,696,000
          Leasehold improvements                                     139,000            139,000
          Furniture, fixtures and equipment                        3,111,000          3,049,000
          Assets in progress                                         926,000          1,393,000
                                                                 -----------        -----------

                                                                   7,854,000          6,694,000

          Less accumulated depreciation and amortization           3,338,000          3,084,000
                                                                 -----------        -----------

                                                                 $ 4,516,000        $ 3,610,000
                                                                 ===========         ==========



During the years ended December 31, 2000, 1999 and 1998, depreciation and amortization expenses totalled $471,000, $398,000 and $355,000, respectively.

Assets in progress at December 31, 2000, primarily includes property in Sparta, New Jersey, which was purchased in 2000 and is being prepared for use in the Bank's branch network, having a carrying value of $891,000. Assets in progress at December 31, 1999, primarily included property in Frankford Township, New Jersey, which was purchased in 1998 and was being prepared for use in the Bank's branch network, having a carrying value of $1,196,000. Such property was placed in service during 2000.

9.   DEPOSITS

Scheduled maturities of time deposits are as follows:


                                                     December 31,
                                          --------------------------------
                                             2000                 1999
                                          -----------          -----------

One year or less                          $41,653,000          $40,960,000
After one through three years              10,499,000            4,805,000
After three years                             546,000              239,000
                                          -----------          -----------

                                          $52,698,000          $46,004,000
                                          ===========          ===========



At both December 31, 2000 and 1999, time deposits include $4,000,000 owned by a local municipality which mature within 30 days.


10.   LONG-TERM DEBT

Long-term debt at December 31, 2000, consisted of the following Federal Home Loan Bank of New York borrowings:



         Maturity            Initial          Interest
           Date             Call Date           Rate              Amount
   -----------------    -----------------   ------------    -----------------

   December 21, 2010    December 21, 2001      4.77%          $ 3,000,000
   December 21, 2010    December 21, 2002      4.90%            3,000,000
   December 21, 2010    December 21, 2003      5.14%            4,000,000
                                                              -----------

                                                             $ 10,000,000
                                                             ============

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Each of the borrowings is callable on the initial call date and quarterly thereafter. The Corporation had no long-term debt outstanding at December 31, 1999.

At December 31, 2000, the borrowings are secured by a pledge of qualifying one-to-four-family mortgage loans having an aggregate unpaid principal balance of approximately $23,907,000.

11.   INCOME TAXES

The components of income taxes are as follows:


                                                Year Ended December 31,
                                        --------------------------------------
                                           2000          1999          1998
                                        ----------     ---------     ---------

           Current                      $ 305,000      $ 279,000     $ 355,000
           Deferred                       (63,000)       (91,000)      (25,000)
                                         --------       --------      --------

                          Total         $ 242,000      $ 188,000     $ 330,000
                                        =========     ==========     =========



     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                             December 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------       ---------
Deferred tax assets:
   Allowance for possible loan losses                 $ 388,000       $ 334,000
   Deferred loan fees                                    29,000          20,000
   Other                                                 45,000          52,000
   Unrealized loss on securities
     available for sale                                 120,000         443,000
                                                      ---------       ---------

                                                        582,000         849,000
                                                      ---------       ---------

Deferred tax liabilities:
   Depreciation and amortization                       (161,000)       (168,000)
   Other                                                 (3,000)         (3,000)
                                                      ---------       ---------

                                                       (164,000)       (171,000)
                                                      ---------       ---------

Net deferred tax assets included in other assets      $ 418,000       $ 678,000
                                                      =========       =========


     The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                                     Year Ended December 31,
                                        ------------------------------------------------------------------------------
                                                 2000                        1999                         1998
                                        ---------------------        --------------------         --------------------

                                           Amount     Percent          Amount     Percent           Amount     Percent
                                        ----------    -------        ---------    -------         ---------    -------

Federal income tax                      $ 343,000      34.0%         $ 322,000      34.0%         $ 354,000      34.0%
Add (deduct) effect of:
       Non-taxable interest income        (89,000)     (8.8)          (114,000)    (12.0)           (38,000)     (3.7)
       State income tax, net of
         federal income tax effect        (14,000)     (1.4)           (24,000)     (2.5)             1,000       0.1
       Other items, net                     2,000       0.2              4,000       0.4             13,000       1.3
                                        ---------      ----          ---------      ----          ---------      ----

                                        $ 242,000      24.0%         $ 188,000      19.9%         $ 330,000      31.7%
                                        =========      ====          =========      ====          =========      ====

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTION PLANS

The following data have been adjusted to give retroactive effect to stock dividends declared subsequent to option authorizations, grants and exercises.

During 1995, the stockholders approved a stock option plan for nonemployee directors (the "Director Plan"). As of December 31, 2000, there were 70,600 authorized shares of the Corporation's common stock to be granted. Upon approval of the Director Plan, each director was granted an option to purchase 5,516 shares. In addition to the foregoing, each person serving as a nonemployee director on the date of each annual meeting of the shareholders who is elected or reelected as a nonemployee director of the Corporation at such annual meeting of stockholders, shall be granted an option to purchase 1,102 shares of the Corporation's common stock with a maximum of 16,547 shares total. The option price under each grant shall not be less than the fair market value on the date of the grant. Options are exercisable in their entirety six months after the date of the grant and expire after 10 year. As of December 31, 2000, 29,437 options at $5.08, 3,150 options at $8.07, 3,213 options at $8.26, 2,100 options at $8.55, 4,200 options at $10.16 and 3,150 options at $11.16 were outstanding, of which all were exercisable and none of which have been forfeited.

During 1995, the stockholders approved an incentive stock option plan for executives of the Corporation (the "Executive Plan"). As of December 31, 2000, there were 141,201 authorized shares of the Corporation's common stock to be granted. Executive Plan options are granted at the sole discretion of the Board of Directors. The option price under each grant shall not be less than the fair market value on the date of grant. The Corporation may establish a vesting schedule that must be satisfied before the options may be exercised; but not within six months after the date of grant. The options may have a term not longer than 10 years from the date of grant. As of December 31, 2000, 4,928 options at $8.38, 5,137 options at $8.49, 7,319 options at $9.39 and 3,738 options at $9.86 were outstanding, of which all were exercisable and none of which have been forfeited.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The following represents the weighted average fair values and weighted average assumptions used to determine such fair values for options granted:

                                              Year Ended December 31,
                                          -----------------------------
                                             2000       1999      1998
                                           --------   --------   -------

             Grant date fair value           $ 2.50     $ 3.49    $ 5.59
             Expected option lives          5 years    5 years   5 years
             Dividend yield                   1.85%      1.12%     2.61%
             Risk-free interest rate          6.45%      4.91%     5.61%
             Expected volatility rate        22.56%     31.67%    30.95%



Transactions under all stock option plans are summarized as follows:


                                                                      Weighted
                                                                       Average
                                                     Range of         Exercise
                                     Number of    Exercise Price        Price
                                      Shares        Per Share         Per Share
                                     -------    ----------------     -----------

Outstanding, December 31, 1997       48,716     $ 5.08  -  $ 8.55       $   6.16
        Options granted              12,569       9.39  -   10.16           9.72
        Options exercised            (7,988)      5.08  -    8.55           6.92
                                     ------

Outstanding, December 31, 1998       53,297       5.08  -   10.16           6.89
        Options granted               6,888       9.86  -   11.16          10.42
        Options exercised            (1,050)           10.16               10.16
                                     ------

Outstanding, December 31, 1999       59,135       5.08  -   11.16           7.21
        Options granted               8,287       8.07  -    8.49           8.33
        Options exercised            (1,050)           8.55                 8.55
                                     ------

Outstanding, December 31, 2000       66,372     $ 5.08  -  $11.16       $  7.35
                                     ======



     The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


plan. Had compensation cost for the Corporation's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Corporation's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                       -----------------------------------------
                                          2000            1999            1998
                                       -----------     -----------     ---------

Net income
       As reported                     $ 767,000       $ 759,000       $ 710,000
       Pro forma                         755,000         746,000         690,000
Diluted income per share
       As reported                        $ 0.51          $ 0.50          $ 0.47
       Pro forma                            0.50            0.49            0.46




     The following table summarizes information about fixed stock options outstanding at December 31, 2000:


   Exercise           Number           Remaining              Number
    Price          Outstanding      Contractual Life       Exercisable
  ---------       -------------     -----------------     ---------------

   $ 5.08            29,437             4.5 years             29,437
     8.07             3,150             9.5 years              3,150
     8.26             3,213             5.5 years              3,213
     8.38             4,928             6.0 years              4,928
     8.49             5,137             9.0 years              5,137
     8.55             2,100             6.5 years              2,100
     9.39             7,319             7.0 years              7,319
     9.86             3,738             8.0 years              3,738
    10.16             4,200             7.5 years              4,200
    11.16             3,150             8.5 years              3,150
                     ------                                    -----
                     66,372                                   66,372
                     ======                                   ======



13.   RELATED PARTY TRANSACTIONS

     Certain directors of the Corporation are associated with legal, tax accounting, real estate and construction businesses that rendered various services to the Corporation. The Corporation paid these businesses $147,000, $179,000 and $168,000 during 2000, 1999 and 1998, respectively.

14.   COMMITMENTS AND CONTINGENCIES

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


                                                        December 31,
                                              ----------------------------------
                                                  2000                  1999
                                              ------------           -----------
                                                        (In Thousands)

             Commitments to extend credit       $ 15,976               $ 16,358
             Standby letters of credit               384                      6

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

     Rentals under long-term operating leases amounted to approximately $52,000 for each of the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2020 are as follows:



                            December 31,                       Amount
                          ---------------                     --------

                               2001                           $ 35,000
                               2002                             15,000
                               2003                             10,000
                               2004                             10,000
                               2005                             10,000
                            Thereafter                         146,000
                                                             ---------
                                                             $ 226,000
                                                             =========


     The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

15.   DIVIDEND LIMITATION

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

16.  REGULATORY CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


16.  REGULATORY CAPITAL REQUIREMENTS  (Cont'd.)

     As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. The Corporation has not been notified by the Federal Reserve Bank of its capital category. To be categorized as well-capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the aforementioned notification that management believes have changed the institution's category.


     The Corporation's and the Bank's actual capital amounts and ratios are presented in the following table:


                                                                                                To Be Well Capitalized
                                                                           Minimum Capital     Under Prompt Corrective
                                                     Actual                 Requirements         Actions Provisions
                                             ---------------------      ---------------------   ---------------------
                                               Amount       Ratio         Amount     Ratio        Amount      Ratio
                                             ----------    -------      ---------   -------     ---------   ---------
                                                                     (Dollars in Thousands)
December 31, 2000
-----------------
Total Capital (to risk-weighted assets):
            Corporation                       $ 10,700     10.58%        $ 8,093      8.00%      $ 10,116     10.00%
            Bank                                10,342     10.23%          8,086      8.00%        10,107     10.00%

Tier  1 Capital (to risk-weighted assets):
            Corporation                          9,727      9.62%          4,047      4.00%         6,070      6.00%
            Bank                                 9,369      9.27%          4,043      4.00%         6,064      6.00%

Tier  1 Capital (to average total assets):
            Corporation                          9,727      6.21%          6,269      4.00%         7,836      5.00%
            Bank                                 9,369      5.98%          6,267      4.00%         7,834      5.00%



                                                                                                To Be Well Capitalized
                                                                           Minimum Capital     Under Prompt Corrective
                                                     Actual                 Requirements         Actions Provisions
                                             ---------------------      ---------------------   ---------------------
                                               Amount       Ratio         Amount     Ratio        Amount      Ratio
                                             ----------    -------      ---------   -------     ---------   ---------
                                                                     (Dollars in Thousands)
December 31, 1999
-----------------
Total Capital (to risk-weighted assets):
            Corporation                       $ 9,918      11.37%        $ 6,979      8.00%      $ 8,724      10.00%
            Bank                                9,536      10.94%          6,974      8.00%        8,718      10.00%

Tier  1 Capital (to risk-weighted assets):
            Corporation                         9,081      10.41%          3,490      4.00%        5,234       6.00%
            Bank                                8,699       9.98%          3,487      4.00%        5,231       6.00%

Tier  1 Capital (to average total assets):
            Corporation                         9,081       6.16%          5,896      4.00%        7,370       5.00%
            Bank                                8,699       5.89%          5,906      4.00%        7,383       5.00%


17.   SUSSEX BANCORP (PARENT COMPANY ONLY)

Condensed financial statements of the Corporation (Parent Company only) follow:


                             STATEMENTS OF CONDITION



                                                                     December 31,
                                                             ----------------------------
                                                                 2000             1999
                                                             -----------      -----------
             Assets:
                   Cash and interest-bearing deposits        $   332,000      $   346,000
                   Investment in subsidiaries                  9,752,000        8,708,000
                   Other assets                                  133,000           82,000
                                                             -----------      -----------

                        Total assets                         $10,217,000      $ 9,136,000
                                                             ===========      ===========

             Liabilities:
                   Other liabilities                         $   107,000      $    47,000

             Stockholders' equity                             10,110,000        9,089,000
                                                             -----------      -----------

             Total liabilities and stockholders' equity      $10,217,000      $ 9,136,000
                                                             ===========      ===========

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



                              STATEMENTS OF INCOME

                                                             Year Ended December 31,
                                                    -----------------------------------------
                                                       2000            1999           1998
                                                    ---------       ---------       ---------

             Dividends from subsidiary bank         $ 280,000       $ 177,000       $ 361,000
             Interest income                            1,000           4,000              --
                                                    ---------       ---------       ---------

                       Total income                   281,000         181,000         361,000

             Other expenses                           125,000          77,000          42,000
                                                    ---------       ---------       ---------

             Income before income tax  expense        156,000         104,000         319,000
             Income tax expense (benefit)             (50,000)        (29,000)             --
                                                    ---------       ---------       ---------

             Income before undistributed

               earnings of subsidiaries               206,000         133,000         319,000
             Equity in undistributed

               earnings of subsidiaries               561,000         626,000         391,000
                                                    ---------       ---------       ---------

             Net income                             $ 767,000       $ 759,000       $ 710,000
                                                    =========       =========       =========


                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                  ------------------------------------------
                                                                     2000             1999           1998
                                                                  ----------       ---------       ---------
Cash flows from operating activities:
       Net income                                                  $ 767,000       $ 759,000       $ 710,000
       Adjustments to reconcile net income to net cash
         provided by operating activities:
             Net change in other assets and liabilities                9,000         (57,000)         22,000
             Equity in undistributed earnings of subsidiaries       (561,000)       (626,000)       (391,000)
                                                                   ---------       ---------       ---------

                  Net cash provided by operating activities          215,000          76,000         341,000
                                                                   ---------       ---------       ---------

Cash flows from financing activities:

       Cash dividends paid net of reinvestments                     (210,000)       (129,000)       (205,000)
       Purchase of treasury stock                                    (51,000)        (69,000)             --
       Proceeds of sales of common stock                              32,000          11,000          55,000
                                                                   ---------       ---------       ---------

                  Net cash (used in) financing activities           (229,000)       (187,000)       (150,000)
                                                                   ---------       ---------       ---------

Net (decrease) increase in cash and cash equivalents                 (14,000)       (111,000)        191,000

Cash and cash equivalents - beginning                                346,000         457,000         266,000
                                                                   ---------       ---------       ---------

Cash and cash equivalents - ending                                 $ 332,000       $ 346,000       $ 457,000
                                                                   =========       =========       =========


18.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

18.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)

     Time deposits in other banks

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

     Federal funds purchased and long-term debt

     The fair value of federal funds purchased and long-term debt is estimated by discounting future cash flows, using rates currently available for borrowings of similar remaining maturities.

     Commitments

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



     The carrying values and estimated fair values of financial instruments are as follows:

                                                                     December 31,
                                              ---------------------------------------------------------
                                                        2000                           1999
                                              -------------------------      --------------------------
                                              Carrying       Estimated       Carrying      Estimated
                                                Value        Fair Value       Value        Fair Value
                                              ---------      ----------      ---------     ------------
                                                    (In Thousands)                 (In Thousands)
         Financial assets
         ----------------
         Cash and cash equivalents            $ 12,920        $ 12,920        $  9,753        $  9,753
         Time deposits in other banks              100             101           2,280           2,298
         Securities available for sale          33,186          33,186          38,595          38,595
         Securities held to maturity             6,431           6,393           7,929           7,737
         Loans held for sale                       297             308             772             772
         Loans                                 100,193          99,257          83,997          79,339
         Accrued interest receivable               981             981             937             937

         Financial liabilities

         Deposits                              140,861         140,851         138,548         138,716
         Federal funds purchased                    --              --           1,990           1,990
         Long-term debt                         10,000           9,987              --              --

         Commitments

         To extend credit                       15,976          15,976          16,358          16,358
         Standby letters of credit                 384             384               6               6

                                 SUSSEX BANCORP
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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



19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Quarter Ended
                                       ---------------------------------------------------------
                                       March 31,      June 30,      September 30,   December 31,
                                         2000           2000            2000           2000
                                       -------         ------          ------          ------
                                              (In Thousands, Except Per Share Amounts)
Total interest income                  $2,479          $2,522          $2,648          $2,740
Total interest expense                  1,123           1,140           1,257           1,317
                                       ------          ------          ------          ------

     Net interest income                1,356           1,382           1,391           1,423
                                       ------          ------          ------          ------

Provision for loan losses                  48              63              63              55
Other income                              190             209             220             220
Other expenses                          1,240           1,288           1,295           1,330
Income taxes                               58              56              61              67
                                       ------          ------          ------          ------

Net income                             $  200          $  184          $  192          $  191
                                       ======          ======          ======          ======
Net income per common share -
     Basic                             $0.134          $0.123          $0.128          $0.128
     Diluted                            0.133           0.122           0.128           0.126
                                       ======          ======          ======          ======


                                                            Quarter Ended
                                      ------------------------------------------------------------
                                      March 31,        June 30,      September 30,    December 31,
                                        1999             1999           1999             1999
                                      ---------       ---------     -------------    -------------
                                             (In Thousands, Except Per Share Amounts)
Total interest income                  $2,131          $2,264          $2,335          $2,385
Total interest expense                  1,047           1,082           1,096           1,097
                                       ------          ------          ------          ------

     Net interest income                1,084           1,182           1,239           1,288
                                       ------          ------          ------          ------

Provision for loan losses                  33              48              48              48
Other income                              296             210             184             199
Other expenses                          1,107           1,186           1,153           1,112
Income taxes                               48               4              33             103
                                       ------          ------          ------          ------

Net income                             $  192          $  154          $  189          $  224
                                       ======          ======          ======          ======
Net income per common share -
 basic and diluted                     $ 0.13          $ 0.11          $ 0.13          $ 0.16
                                       ======          ======          ======          ======


Net income per common share data for the quarters ended March 31, 2000, and prior have been restated to give retroactive effect to the 5% stock dividend declared June 21, 2000.

ITEM 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

ITEM 9.  Directors and Executive  Officers of the  Registrant;  Compliance  with
         -----------------------------------------------------------------------
         Section 16(a)
         -------------

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2001.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.



                                                 Principal Occupation
Name, Age and Position       Officer Since (1)   During Past Five Years
----------------------       -----------------   ----------------------

Candace A. Leatham, 46            1984           Senior Vice President and
Senior Vice President                            Treasurer of the Bank
and Treasurer

---------
(1)  Includes prior service as an officer of the Bank.


ITEM 10. Executive Compensation
         ----------------------

     Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 2001 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2001.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2001 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange commission no later than April 29, 2001.

ITEM 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy
Statement will be filed with the Securities and Exchange commission no later than April 29, 2001.


ITEM 13. Exhibits, List and Reports on Form 8-K
         --------------------------------------

         (a)  Exhibits

         Exhibit
         Number     Description of Exhibits
         -------    -----------------------

         3(i)       Certificate of Incorporation of the Company (1)
         3(ii)      Bylaws of the Company(1)
         10(i)      1995 Incentive Stock Option Plan(1)
         10(ii)     1995 Stock Option Plan for Non-Employee Directors(1)
         10(iii)    1988 Non-Qualified Stock Option(1)
         10(iv)     Employment Agreement with Donald Kovach
         21         Subsidiaries of the Registrant
         23         Consent of Radics & Co., LLC

-------
(1) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Company's Registration Statement on form 8-B, Registration No. 1-12569.

(b)  Reports on form 8-K

         Date Filed             Item
         --------------------   -----------------------------------------------
         October 20, 2000       Item 5 - Announcing the third quarter results

         October 31, 2000       Item 5 - Announcing agreement to sell 9.9% of
                                the Registrant's outstanding stock to Lakeland
                                Bancorp

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SUSSEX BANCORP


                                         By: /s/ Donald L. Kovach
                                            -----------------------------------
                                            Donald L. Kovach
                                            Chairman of the Board and
Dated:                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                               TITLE                           DATE
/s/ Donald L. Kovach                Chairman of the Board and          March 26, 2001
   ---------------------------      Chief Executive Officer
    Donald L. Kovach

/s/ Candace A. Leatham              Treasurer (Principal Financial     March 26, 2001
   ----------------------------     Officer and Principal
    Candace A. Leatham              Accounting Officer)

/s/ Irvin Ackerson
   ----------------------------     Director                           March 26, 2001
    Irvin Ackerson

/s/ William E. Kulsar
   ----------------------------     Secretary and Director             March 26, 2001
    William E. Kulsar


/s/ Joel D. Marvil
   ----------------------------     Director                           March 26, 2001
    Joel D. Marvil

/s/ Richard Scott
   ----------------------------     Director                           March 26, 2001
    Richard Scott

/s/ Terry H. Thompson
   ----------------------------     Director                           March 26, 2001
    Terry H. Thompson

/s/ Joseph Zitone
   ----------------------------     Director                           March 26, 2001
    Joseph Zitone