Form 10QSB
period 2001-03-31
SUSSEX BANCORP
filed 2001-05-11
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to __________________

        Commission file number   0-29030
                                 -------

                                 SUSSEX BANCORP
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                  22-3475473
         ----------                                  ----------
(State of other jurisdiction of                   (I. R. S. Employer
 incorporation or organization)                   Identification No.)

  399 Route 23, Franklin, New Jersey                    07416
 --------------------------------------                 -----
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

As of April 24, 2001 there were 1,623,454 shares of common stock, no par value, outstanding.

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)



ASSETS                                                                    March 31, 2001     December 31, 2000
------                                                                    --------------     -----------------
Cash and Due from Banks                                                           $4,840                $4,835
Federal Funds Sold                                                                19,025                 8,030
Interest Bearing Deposits                                                          1,096                    55
                                                                                --------              --------
   Total Cash and Cash Equivalents                                                24,961                12,920

Time Deposits in Other Banks                                                       1,100                   100
Securities available for sale, at estimated fair value                            41,182                33,186
Securities held to maturity, estimated fair value of $5,800,000
   in 2001 and $6,393,000 in 2000                                                  5,740                 6,431
                                                                                --------              --------
   Total Securities                                                               46,922                39,617

Loans Held for Sale                                                                  297                   297

Loans (Net of Unearned Income)                                                   102,786               101,166
   Less:  Allowance for Possible Loan Losses                                       1,036                   973
                                                                                --------              --------
        Net Loans                                                                101,750               100,193

Premises and Equipment, Net                                                        4,721                 4,516
Federal Home Loan Bank Stock                                                         693                   693
Intangible Assets, Primarily Core Deposit Premiums                                   514                   535
Accrued Interest Receivable                                                          997                   981
Other Assets                                                                       1,592                 1,777
                                                                                --------              --------

Total Assets                                                                    $183,547              $161,629
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand                                                                     $25,101               $24,458
      Savings                                                                     69,173                63,705
      Time                                                                        49,368                42,714
      Time of $100,000 and over                                                   17,340                 9,984
                                                                                --------              --------
   Total Deposits                                                                160,982               140,861

Federal Home Loan Bank Advances                                                   10,000                10,000
Other Liabilities                                                                    779                   658
                                                                                --------              --------
   Total Liabilities                                                             171,761               151,519

Stockholders' Equity:
Common Stock, No Par Value Authorized 5,000,000 Shares,
   Issued 1,643,925 in 2001 and 1,511,567 in 2000.                                 7,585                 6,385
Retained Earnings                                                                  4,237                 4,027
Treasury Stock, 13,116 Shares in 2000 and 1999                                     (122)                 (122)
Accumulated other comprehensive income, net of income tax                            86                  (180)
                                                                                --------              --------
   Total Stockholders' Equity                                                     11,786                10,110

Total Liabilities and Stockholders' Equity                                      $183,547              $161,629
                                                                                ========              ========


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         2001             2000
                                                                         ----             ----
INTEREST INCOME
   Interest and Fees on Loans                                          $2,074           $1,731
   Interest on Time Deposits                                               13               33
   Interest on Securities:
      Taxable                                                             575              571
      Exempt from Federal Income Tax                                       67               87
   Interest on Federal Funds Sold                                         216               57
                                                                       ------           ------
         Total Interest Income                                          2,945            2,479

INTEREST EXPENSE
   Interest on Deposits:                                                 1360             1056
   Interest Expense on Federal Funds Purchased                              0               67
   Interest Expense on  FHLB Advances                                     124                0
                                                                       ------           ------
        Total Interest Expense                                          1,484            1,123

Net Interest Income                                                     1,461            1,356

Provision for Possible Loan Losses                                         63               48
                                                                       ------           ------

Net Interest Income After Provision for Loan Losses                     1,398            1,308

NON-INTEREST INCOME
   Service charges on Deposit Accounts                                    122              110
   Other Income                                                           127               80
                                                                       ------           ------
      Total Non-Interest Income                                           249              190

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                         739              672
   Occupancy Expense, Net                                                 135              108
   Furniture and Equipment Expense                                        125              132
   Data Processing Expense                                                 27               22
   Stationary and Supplies                                                 26               27
   Advertising and Promotion                                               43               44
   Audit and Exams                                                         31               25
   Amortization of Intangibles                                             21               21
   Other Expenses                                                         208              189
                                                                       ------           ------
      Total Non-Interest Expense                                        1,355            1,240

Income Before Provision for Income Taxes                                  292              258
Provision for Income Taxes                                                 82               58
                                                                       ------           ------
      Net Income                                                         $210             $200
                                                                       ======           ======

Net Income Per Common Share-Basic                                       $0.13            $0.13
                                                                       ======           ======
Net Income Per Common Share-Diluted                                     $0.13            $0.13
                                                                       ======           ======

Weighted Average Shares Outstanding-Basic                           1,617,571        1,493,776
Weighted Average Shares Outstanding-Diluted                         1,635,683        1,504,330


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,

                                                                        2001     2000
                                                                        ----     ----
Net Income                                                              $210     $200

Other Comprehensive Income, Net of Tax

      Unrealized Gain (Loss) on Available for Sale Securities            266      (68)
                                                                      -----------------


Comprehensive Income                                                    $476     $132
                                                                      =================


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (Unaudited)


                                                                                                Unrealized
                                                                                               Gain (Loss) on          Total
                                                           Common     Retained    Treasury       Securities         Stockholders
                                                           Stock      Earnings     Stock     Available for Sale        Equity
                                                           -----      --------     -----     ------------------        ------
Balance December 31, 2000                                 $ 6,385     $ 4,027     ($  122)       ($   180)             $10,110

Net Income for the Period                                                 210                                              210
Sale of Common Stock                                        1,160                                                        1,160
Shares Issued Through Dividend Reinvestment Plan               40                                                           40
Change in Unrealized Gain on Securities,
       Available for Sale                                                                             266                  266

                                                          -------     -------      ------         -------              -------
Balance March 31, 2001                                    $ 7,585     $ 4,237     ($  122)        $    86              $11,786
                                                          =======     =======      ======         =======              =======


                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                  March
                                                                                        2001                  2000
                                                                                        ----                  ----
Cash Flows from Operating Activities:
  Net Income                                                                            $210                  $200
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
  Depreciation and Amortization of Premises and Equipment                                112                   108
  Amortization of Intangible Assets                                                       21                    21
  Premium Amortization of Securities, net                                                 16                    33
  Provision for Possible Loan Losses                                                      63                    48
 (Amortization) of Loan Origination and Commitment Fees, net                             (17)                   (9)
 (Increase) in Loans Held for Sale                                                         0                  (377)
  Deferred Federal Income Tax (Increase)                                                  (1)                   (1)
  Decrease (Increase) in Accrued Interest Receivable                                     (16)                   10
 (Increase) in Cash Value of Life Insurance Policy                                       (13)                    0
  Decrease (Increase) in Other Assets                                                     21                   (20)
  Increase in Accrued Interest and Other Liabilities                                     121                   118
                                                                               --------------         -------------

   Net Cash Provided by Operating Activities                                            $517                  $131
                                                                               --------------         -------------

Cash Flow from Investing Activities:
  Securities Available for Sale:
   Proceeds from Maturities and Paydowns                                               1,188                 1,984
   Proceeds from Sales/Calls Prior to Maturity                                         5,745                     0
   Purchases                                                                        (14,494)                     0
  Securities Held to Maturity:
   Proceeds from Maturities                                                            1,215                 2,113
   Purchases                                                                            (532)                 (650)
  Purchases of Time Deposits on Other Banks                                           (1,000)                    0
  Net Increase in Loans Outstanding                                                   (1,602)               (2,294)
  Capital Expenditures                                                                  (317)                 (540)
                                                                               --------------         -------------

   Net Cash (Used In) Provided by Investing Activities                               ($9,797)                 $613
                                                                               --------------         -------------

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Total Deposits                                           20,121               (3,382)
  Net Increase  in Federal Funds Purchased                                                 0                 4,180
  Exercise of Stock Options                                                               16                     0
  Purchase of Stock                                                                    1,144                     0
  Payment of Dividends Net of Reinvestment                                                40                   (65)
                                                                               --------------         -------------

   Net Cash Provided by Financing Activities                                         $21,321                  $733
                                                                               --------------         -------------


Net Increase in Cash and Cash Equivalents                                            $12,041                $1,477

Cash and Cash Equivalents, Beginning of Period                                        12,920                 9,753

                                                                               --------------         -------------
Cash and Cash Equivalents, End of  Period                                            $24,961               $11,230
                                                                               ==============         =============

                 See Notes to Consolidated Financial Statements






                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at March 31, 2001. The Bank operates eight banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

    The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2000.

2.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.  Securities

    The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                  March 31, 2001                     December 31, 2000
                                           Amortized           Market           Amortized            Market
                                             Cost              Value              Cost               Value
                                           -------            -------            -------            -------

Available For Sale
   US Treasury securities                  $ 2,267            $ 2,299            $ 4,043            $ 4,033

   US Government Mortgage Backed            34,286             34,393             25,116             24,880

   Corporate Bonds                           3,636              3,679              3,477              3,469

   Equity Securities                           850                811                850                804
                                           -------            -------            -------            -------

               Total                       $41,039            $41,182            $33,486            $33,186
                                           =======            =======            =======            =======

Held to maturity
    Obligations of State and
         Political subdivisions            $ 5,740            $ 5,800            $ 6,431            $ 6,393
                                           -------            -------            -------            -------

               Total                       $ 5,740            $ 5,800            $ 6,431            $ 6,393
                                           =======            =======            =======            =======

                                           -------            -------            -------            -------
Total Securities                           $46,779            $46,982            $39,917            $39,579
                                           =======            =======            =======            =======

4.   Net Income Per Common Share

     Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effect of outstanding stock options. On June 21, 2000 the Company declared a 5% stock dividend, therefore share information for 2000 has been restated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2001 and March 31, 2000.

                                    OVERVIEW

The Company realized net income of $210 thousand for the first quarter of 2001, an increase of $10 thousand over the $200 thousand reported for the same period in 2000. Basic and diluted earnings per share remained constant at $0.13 from March 31, 2000 to March 31, 2001.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $466 thousand, or 18.8%, to $2.9 million for the quarter ended March 31, 2001 from $2.5 million for the same period in 2000. This increase was primarily attributable to an increase in interest and fees on loans of $343 thousand and an increase of $159 thousand in interest earned on federal funds sold. Offsetting these increases was a decrease in interest earned on securities of $35 thousand from the first quarter of 2000 to the first quarter of 2001. This net increase in interest income is attributable to a $22.2 million increase in average interest earning assets, primarily in the loan portfolio. The yield on average interest-earning assets on a fully taxable equivalent basis increased 22 basis points from 7.16% for the first quarter of 2000 to 7.38% for the first quarter of 2001, reflecting both market changes in interest rates and the first results of the Company's emphasis on originating commercial and industrial loans, which generally have higher yields than other assets.

Interest Expense. The Company's interest expense for the first quarter of 2001 increased $361 thousand, or 32.1% to $1.5 million from $1.1 million as the average balance of interest bearing liabilities increased $21.3 million, or 18.1%, from the same period last year. The largest component of the increase was in time deposits, which increased $15.9 million, or 35.3% in the first quarter of 2001 compared to the same period in 2000. This increase was primarily due to the promotion of higher yielding time deposits during the first quarter of 2001. The Company's average borrowed funds increased $5.5 million from first quarter 2000 compared to the first quarter of 2001, as the Company entered into three ten year Federal Home Loan Bank advances totaling $10 million in December 2000 compared to overnight borrowed funds of $4.5 million in the first quarter of 2000. Money market and savings deposits combined showed a decrease of $919 thousand, or 1.7%, in their average balance during the first quarter of 2001 from first quarter of 2000, while NOW deposits increased $856 thousand over the same period. The Company's average cost of funds increased 46 basis points to 4.34% for the first quarter of 2001 from 3.88% for the first quarter in 2000. This increase in the average cost of funds was mainly the result of competing for higher interest rates paid on time deposits.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2001 and 2000. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.


                               Comparative Average
                                 Balance Sheets
                          Three Months Ended March 31,

                                                                       2001                               2000
                                                                                 Average                              Average
                                                                      Interest    Rates                  Interest      Rates
                                                        Average       Income/    Earned/     Average     Income/      Earned/
                                                        Balance       Expense     Paid       Balance     Expense       Paid
                                                        -------       -------     ----       -------     -------       ----
                                                                             (Dollars in Thousands)
Assets
  Interest Earning Assets:
      Taxable Loans (net of unearned income)             $102,668     $2,074       8.19%      $86,948     $1,731       8.01%
      Tax Exempt Securities                                 6,605         85       5.22%        8,915        112       5.05%
      Taxable Investment Securities                        36,246        551       6.17%       37,588        559       5.98%
      Other (1)                                            17,299        253       5.93%        7,129        102       5.75%
                                                       ---------------------------------   ----------------------------------
   Total Earning Assets                                  $162,818     $2,963       7.38%     $140,580     $2,504       7.16%

   Non-Interest Earning Assets                            $13,064                              $9,734
   Allowance for Possible Loan Losses                    ($1,005)                              ($862)

                                                       -----------                         -----------
Total Assets                                             $174,877                            $149,452
                                                       ===========                         ===========


Liabilities and Shareholders'  Equity
   Interest Bearing Liabilities:
      NOW Deposits                                        $15,203        $55       1.47%      $14,347        $43       1.22%
      Savings Deposits                                     45,763        391       3.47%       46,062        392       3.45%
      Money Market Deposits                                 6,825         60       3.57%        7,445         71       3.87%
      Time Deposits                                        60,997        854       5.68%       45,085        550       4.95%
      Borrowed Funds                                       10,000        124       4.96%        4,515         67       5.94%
                                                       ---------------------------------   ----------------------------------
   Total Interest Bearing Liabilities                    $138,788     $1,484       4.28%     $117,454     $1,123       3.88%

   Non-Interest Bearing Liabilities:
      Demand Deposits                                     $24,111                             $22,376
      Other Liabilities                                       767                                 581
                                                       -----------                         -----------
   Total Non-Interest Bearing Liabilities                 $24,878                             $22,957

   Shareholders' Equity                                   $11,211                              $9,041

                                                       -----------                         -----------
Total Liabilities and Shareholders' Equity               $174,877                            $149,452
                                                       ===========                         ===========

Net Interest Differential                                             $1,479                              $1,381
Net Interest Margin                                                                3.04%                               3.28%
Net Yield on Interest-Earning Assets                                               3.68%                               3.98%


(1) Includes FHLB stock, federal funds sold, interest-bearing deposits, and time deposits

Net-Interest Income. The net effect of the changes in interest income and interest expense for the first quarter of 2001 was an increase in net interest income of $105 thousand, or 7.8%, compared to the first quarter of 2000. The net interest margin, on a fully taxable equivalent basis, decreased 24 basis points and the net yield on interest earning assets decreased 30 basis points from the same period last year. This decrease was largely attributable to the increase in the average balance of higher yielding time deposits. The average rate paid on time deposits increased 73 basis points from 4.95% during the first three months of 2000 to 5.68% for the same period in 2001.

Provision for Loan Losses. For the three months ended March 31, 2001, the provision for possible loan losses was $63 thousand compared to the $48 thousand provision for the same period last year. The increase in the provision for loan losses over the three-month period reflects management's judgement concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the first quarter of 2001, total non-interest income increased $59 thousand, or 31.1%, from the same period in 2000. Service charges on deposit accounts increased $12 thousand in the first quarter of 2001 compared to the three months ended March 31, 2000. Other income increased $47 thousand, or 58.8%, in the first quarter of 2001 from the same period last year. This increase was the result of an increase of $34 thousand in fees generated by the non-deposit investment products offered by our third party provider, IBFS, and commission income from Sussex Bancorp Mortgage Company, our mortgage banking subsidiary in the first quarter of 2001 over the first quarter of 2000.

Non-Interest Expense. For the quarter ended March 31, 2001, non-interest expense increased $115 thousand from the same period last year. Branch expansion, combined with continued growth in our existing locations, contributed to the increase in non-interest expense. Salaries and employee benefits increased $67 thousand, or 10.0%, as salaries increased $45 thousand and employee benefits increased $22 thousand, with an $18 thousand increase in medical claim expenses. Occupancy expenses increased $27 thousand, or 25.0%, largely due to the addition of our eighth location in February of 2000. Furniture and equipment expense decreased $7 thousand as a result of a decrease in depreciation expense, while other expenses increased by $19 thousand from first quarter 2000 to first quarter 2001.

Income Taxes. Income taxes expense increased $24 thousand to $82 thousand for the three months ended March 31, 2001 as compared to $58 thousand for the same period in 2000. The increase in income taxes resulted from a lower percentage of tax-exempt income in 2001.

                               FINANCIAL CONDITION

                 March 31, 2001 as compared to December 31, 2000

Total assets increased to $183.5 million at March 31, 2001, a $21.9 million increase from total assets of $161.6 million at December 31, 2000. Increases in total assets included increases of $12.0 million in cash and cash equivalents, $7.3 million in total securities, $1.6 million in total loans and $1.0 million in time deposits in other banks. These increases in assets were funded by an increase in total deposits of $20.1 million from $140.9 million at year-end 2000 to $161.0 million on March 31, 2001.

Total loans at March 31, 2001 increased $1.6 million to $102.7 million from year-end 2000. The components of the increase in total loans were an increase of $1.8 million in commercial and industrial loans, a $1.1 million increase in construction loans, a $136 thousand increase in non-residential real estate loans and a $17 thousand increase in consumer loans. These increases were offset by a decrease of $1.1 million in residential real estate loans and a $284 thousand decrease in other loans. During 2001, the Company intends to continue to emphasize the origination of commercial, industrial, and construction loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties.

The following schedule presents the components of loans for each period presented:

                                                    March 31                    December 31
                                                     2001                          2000
                                           -------------------------------------------------------
                                            Amount         Percent         Amount         Percent
                                                           (Dollars in Thousands)
Commercial and industrial                  $  6,746          6.57%        $  4,968          4.92%
Real Estate-Non Residential                  27,665         26.94%          27,529         27.23%
Residential Properties  (1-4 Family)         54,009         52.59%          55,138         54.54%
Construction                                 10,046          9.78%           8,960          8.86%
Consumer                                      2,797          2.72%           2,780          2.75%
Other Loans                                   1,434          1.40%           1,718          1.70%

 Total Loans                               $102,697        100.00%        $101,093        100.00%

Federal funds sold increased by $11 million to $19 million at March 31, 2001 from $8 million on December 31, 2000. Due to the promotion of time deposits during the first quarter of 2001, time deposits increased $14 million. As deposits increased faster than investment opportunities, the excess funds were invested in short-term federal funds. These funds will be used to fund future loan demand, with excess liquidity used to purchase investment securities.

Time deposits in other banks increased $1 million from $100 thousand at year-end 2000 to $1.1 million on March 31, 2001.

Total securities increased $7.3 million, or 18.4%, from $39.6 million at year-end 2000 to $46.9 million on March 31, 2001. Securities, available for sale, at market value, increased $8 million, or 24.1%, from $33.2 million on December 31, 2000 to $41.2 million on March 31, 2001. The Company purchased $14.5 million in new securities in the first three months of 2001 and $6.9 million in available for sale securities matured, were called and were repaid. There were $444 thousand in recorded unrealized gains in the available for sale portfolio during the first three months of 2001. Held to maturity securities decreased to $5.7 million on March 31, 2001 from $6.4 million at year-end 2000. There were $532 thousand in held to maturity purchases and $1.2 million in maturing securities in the held to maturity portfolio during the first three months of 2001.

Total year to date average deposits increased $14.5 million, or 10.5% during the first quarter of 2001 from the twelve-month average of $138.4 million at December 31, 2000 to $152.9 million for the three months ended March 31, 2001. Average time deposits increased by $13.3 million, NOW deposits increased by $942 thousand and demand deposits increased by $96 thousand. These increases were offset by decreases in money market deposits of $196 thousand and savings deposits of $90 thousand. As discussed earlier, the increase in time deposits was due to an aggressive promotion of higher yielding time deposits and the Company's decision to compete for the deposits on the basis of rate. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                        Three Months Ended                Twelve Months Ended
                                          March 31, 2001                   December 31, 2000
                                   ----------------------------------------------------------------
                                     Average          Percent           Average           Percent
                                     Balance          of Total          Balance           of Total
                                   ----------------------------------------------------------------
Deposits:
 NOW Deposits                       $ 15,203            9.94%          $ 14,261            10.30%
 Savings Deposits                     45,763           29.93%            45,853            33.13%
 Money Market Deposits                 6,825            4.46%             6,629             4.79%
 Time Deposits                        60,997           39.90%            47,656            34.43%
 Demand Deposits                      24,111           15.77%            24,015            17.35%
                                    --------          ------           --------           ------
   Total Deposits                   $152,899          100.00%          $138,414           100.00%
                                    ========          ======           ========           ======


ASSET QUALITY

At March 31, 2001, non-performing loans decreased $50 thousand to $502 thousand, as compared to $552 thousand at December 31, 2000. Management continues to monitor the Company's asset quality.

The following table provides information regarding risk elements in the loan portfolio:

                                                            March 31         December 31
                                                              2001             2000
                                                              ----             ----
Non-accrual loans ....................................        $502             $552
Non-accrual loans to total loans .....................        0.49%            0.55%
Non-performing loans to total assets .................        0.27%            0.34%
Allowance for possible loan losses as a
  percentage of non-performing loans .................      206.37%          176.27%
Allowance for possible loan losses to total loans ....        1.01%            0.96%

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

At March 31, 2001, the allowance for possible loan losses was $1.0 million, up 6.5% from the $973 thousand at year-end 2000. There were no charge offs or recoveries reported in the first quarter of 2001. The allowance for possible loan losses as a percentage of total loans was 1.01% at March 31, 2001 compared to .96% on December 31, 2000.

LIQUIDITY MANAGEMENT

At March 31, 2001, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2001, liquid investments totaled $25 million, and all mature within 30 days.

It is management's intent to fund future loan demand primarily with deposit growth. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2001, had the ability to borrow $24.2 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.8 million. In December of 2000 the Company entered into three long term FHLB advances totaling $10 million. The three borrowings, which have an average interest rate of 4.96%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2003, respectively. These borrowings were used to restructure maturing short-term debt of $4 million and make available funds to purchase higher yielding investments.

CAPITAL RESOURCES

Total stockholders' equity increased $1.7 million to $11.8 million at March 31, 2001 from the $10.1 million at year-end 2000. The increase was due to the sale of common stock of $1.2 million, net income of $210 thousand and shares issued through the dividend reinvestment plan of $40 thousand and an increase in the net unrealized gain on securities available for sale of $266 thousand. On January 17, 2001 the Company sold 9.9% of its outstanding stock to Lakeland Bancorp, a New Jersey based bank holding company, at a price of $8.50 per share. Lakeland purchased 139,906 shares for approximately $1.1 million.

At March 31, 2000, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2001 for both the Company and the Bank as well as the minimum regulatory requirements.

                          Amount         Ratio         Amount     Minimum Ratio
The Company
Leverage Capital         $11,163          6.40%        $6,977          4%

Tier 1 - Risk Based       11,163         10.63%         4,202          4%
Total Risk-Based          12,199         11.61%         8,404          8%

The Bank
Leverage Capital          10,233          5.87%         6,975          4%

Tier 1 Risk-Based         10,233          9.75%         4,200          4%
Total Risk-Based          11,269         10.73%         8,400          8%

NEW ACCOUNTING PRONOUNCEMENTS

The adoption of SFAS No. 138 on January 1, 2001, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" did not have a material impact on the financial condition or results of operations of the Company.

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

Item 6. Exhibits and Report on form 8-K
        -------------------------------

    (a).  Exhibits

           Number            Description
           ------            -----------
             27         Financial Data Schedule

    (b).   Reports on Form 8-K

           On January 26, 2001 the Company filed a Form 8K to report results for the year ending December 31, 2000.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUSSEX BANCORP




Date:                                      By:   /s/  Candace A. Leatham
                                                --------------------------
                                                    CANDACE A. LEATHAM
                                                Senior Vice President and
                                                Chief Financial Officer