Form 10QSB
period 2001-06-30
SUSSEX BANCORP
filed 2001-08-10
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               ------------------

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number 0-29030
                                                -------

                                SUSSEX BANCORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                          22-3475473
-------------------------------                            ---------------------
(State of other jurisdiction of                            (I. R. S. Employer
 incorporation or organization)                             Identification No.)

   399 Route 23, Franklin, New Jersey                                07416
------------------------------------------                        ------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code) (973) 827-2914
                                                --------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

As of August 6, 2001 there were 1,649,209 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                        Page(s)

Item I.    Financial Statements and Notes to Consolidated                1
           Financial Statements

Item 2.    Management's Discussion and Analysis of                       7
           Financial condition and Results of Operations


Part II - Other Information

Item 1.    Legal Proceedings                                            12

Item 2.    Changes in Securities                                        12

Item 3.    Defaults Upon Senior Securities                              12

Item 4.    Submission of Matters to a Vote of Security Holders          12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             12

Signatures                                                              12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

                                                                  June 30, 2001     December 31, 2000
                                                                  -------------     -----------------
ASSETS
------

Cash and Due from Banks                                               $   6,475             $   4,835
Federal Funds Sold                                                       14,545                 8,030
Interest Bearing Deposits                                                     0                    55
                                                                      ---------             ---------
   Total Cash and Cash Equivalents                                       21,020                12,920

Time Deposits in Other Banks                                              7,100                   100
Securities available for sale, at estimated fair value                   42,795                33,186
Securities held to maturity, estimated fair value of $5,800
   in 2001 and $6,393 in 2000                                             5,733                 6,431
                                                                      ---------             ---------
   Total Securities                                                      48,528                39,617

Loans Held for Sale                                                         136                   297

Loans (Net of Unearned Income)                                          100,566               101,166
   Less:  Allowance for Possible Loan Losses                              1,030                   973
                                                                      ---------             ---------
        Net Loans                                                        99,536               100,193

Other Real Estate Owned                                                     185                     0
Premises and Equipment, Net                                               4,778                 4,516
Federal Home Loan Bank Stock                                                693                   693
Intangible Assets                                                           493                   535
Accrued Interest Receivable                                               1,045                   981
Other Assets                                                              1,772                 1,777
                                                                      ---------             ---------

Total Assets                                                          $ 185,286             $ 161,629
                                                                      =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand                                                          $  25,086             $  24,458
      Savings                                                            70,861                63,705
      Time                                                               49,269                42,714
      Time of $100 and over                                              17,245                 9,984
                                                                      ---------             ---------
   Total Deposits                                                       162,461               140,861

Federal Home Loan Bank Advances                                          10,000                10,000
Other Liabilities                                                           809                   658
                                                                      ---------             ---------
   Total Liabilities                                                    173,270               151,519

Stockholders' Equity:
Common Stock, No Par Value Authorized 5,000,000 Shares,
   Issued 1,662,896 in 2001 and 1,511,567 in 2000                         7,640                 6,385
Retained Earnings                                                         4,362                 4,027
Treasury Stock, 13,687 Shares in 2001 and 13,216 in 2000                   (126)                 (122)
Accumulated other comprehensive income (loss), net of income tax            140                  (180)
                                                                      ---------             ---------
   Total Stockholders' Equity                                            12,016                10,110

Total Liabilities and Stockholders' Equity                            $ 185,286             $ 161,629
                                                                      =========             =========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,

                                                            2001             2000           2001            2000
                                                            ----             ----           ----            ----
INTEREST INCOME
   Interest and Fees on Loans                            $    2,037      $    1,829      $    4,111      $    3,560
   Interest on Time Deposits                                     46              20              59              53
   Interest on Securities:
      Taxable                                                   595             544            1170            1115
      Exempt from Federal Income Tax                             66              75             133             162
   Interest on Federal Funds Sold                               220              54             436             111
                                                         ----------      ----------      ----------      ----------
         Total Interest Income                                2,964           2,522           5,909           5,001

INTEREST EXPENSE
   Interest on Deposits:                                      1,356           1,091           2,716           2,147
   Interest Expense on Federal Funds Purchased                    0              49               0             116
   Interest Expense on FHLB Advances                            125               0             249               0
                                                         ----------      ----------      ----------      ----------
        Total Interest Expense                                1,481           1,140           2,965           2,263

Net Interest Income                                           1,483           1,382           2,944           2,738

Provision for Possible Loan Losses                               63              63             126             111
                                                         ----------      ----------      ----------      ----------

Net Interest Income After Provision for Loan Losses           1,420           1,319           2,818           2,627

NON-INTEREST INCOME
   Service charges on Deposit Accounts                          139             114             261             224
   Other Income                                                 206              95             333             175
                                                         ----------      ----------      ----------      ----------
      Total Non-Interest Income                                 345             209             594             399

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                               755             673            1494            1345
   Occupancy Expense, Net                                       112             113             247             221
   Furniture and Equipment Expense                              129             138             254             270
   Data Processing Expense                                       29              20              56              42
   Stationary and Supplies                                       28              23              54              50
   Advertising and Promotion                                     57              40             100              84
   Audit and Exams                                               32              26              63              51
   Amortization of Intangibles                                   21              21              42              42
   Other Expenses                                               255             234             463             423
                                                         ----------      ----------      ----------      ----------
      Total Non-Interest Expense                              1,418           1,288           2,773           2,528

Income Before Provision for Income Taxes                        347             240             639             498
Provision for Income Taxes                                      107              56             189             114
                                                         ----------      ----------      ----------      ----------
      Net Income                                         $      240      $      184      $      450      $      384
                                                         ==========      ==========      ==========      ==========

Net Income Per Common Share-Basic                        $     0.15      $     0.13      $     0.28      $     0.26
                                                         ==========      ==========      ==========      ==========
Net Income Per Common Share-Diluted                      $     0.14      $     0.12      $     0.27      $     0.26
                                                         ==========      ==========      ==========      ==========

Weighted Average Shares Outstanding-Basic                 1,645,443       1,494,298       1,631,521       1,494,037
Weighted Average Shares Outstanding-Diluted               1,663,374       1,504,241       1,649,512       1,504,286

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                    Three Months Ended      Six Months Ended
                                                                          June 30,              June 30,

                                                                      2001       2000        2001      2000
                                                                      ----       ----        ----      ----
Net Income                                                           $ 240      $ 184       $ 450      $ 384

Other comprehensive income, net of tax
      Unrealized gain (loss) on available for sale securities           54        (30)        320        (98)
                                                                     ----------------------------------------

Comprehensive income (loss)                                          $ 294      $ 154       $ 770      $ 286
                                                                     ========================================

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (Unaudited)

                                                                                                     Unrealized
                                                                                                   Gain (Loss) on          Total
                                                              Common      Retained    Treasury       Securities         Stockholders
                                                               Stock      Earnings     Stock      Available for Sale       Equity
                                                               -----      --------     -----      ------------------       ------
Balance December 31, 2000                                     $ 6,385     $ 4,027     ($  122)          ($  180)          $10,110

Net Income for the Period                                                     450                                             450
Cash Dividend                                                                (115)                                           (115)
Sale of Common Stock                                             1160                                                        1160
Stock Options Exercised                                            24                                                          24
Shares Issued Through Dividend Reinvestment Plan                   71                                                          71
Treasury Stock Purchased                                                                   (4)                                 (4)
Change in Unrealized Gain on Securities, Available for Sale                                                 320               320

                                                              -------------------------------------------------------------------
Balance June 30, 2001                                         $ 7,640     $ 4,362     ($  126)          $   140           $12,016
                                                              ===================================================================

                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                            2001           2000
                                                                                            ----           ----
Cash Flows from Operating Activities:
  Net Income                                                                              $    450       $    384
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation and Amortization of Premises and Equipment                                      217            237
  Amortization of Intangible Assets                                                             42             42
  Premium Amortization of Securities, net                                                       92             62
  Provision for Possible Loan Losses                                                           126            111
  Loss on Sale of Securities, Available for Sale                                                 0              8
  Amortization of Loan Origination and Commitment Fees, net                                    (24)           (21)
  Decrease in Loans Held for Sale                                                              161            323
  Increase in Deferred Federal Income Tax                                                        0            (91)
  (Increase) Decrease in Accrued Interest Receivable                                           (64)            46
  Increase in Cash Value of Life Insurance Policy                                              (27)        (1,010)
  Increase in Other Assets                                                                    (186)          (139)
  Increase (Decrease) in Accrued Interest and Other Liabilities                                151            (47)
                                                                                          --------       --------

   Net Cash (Used In) Provided by Operating Activities                                    $    938       ($    95)
                                                                                          --------       --------

Cash Flow from Investing Activities:
  Securities Available for Sale:
   Proceeds from Maturities and Paydowns                                                     6,786          3,885
   Proceeds from Sales/Calls Prior to Maturity                                               6,271          1,993
   Purchases                                                                               (22,205)        (1,631)
  Securities Held to Maturity:
   Proceeds from Maturities                                                                  1,215          2,113
   Purchases                                                                                  (532)          (650)
  (Purchases) Maturities of Time Deposits on Other Banks                                    (7,000)         1,089
  Net (Increase) Decrease in Loans Outstanding                                                 555         (9,412)
  Increase in Other Real Estate Owned                                                         (185)             0
  Capital Expenditures                                                                        (479)          (717)
                                                                                          --------       --------

   Net Cash (Used In) Investing Activities                                                ($15,574)      ($ 3,330)
                                                                                          --------       --------

Cash Flows from Financing Activities:
  Net Increase in Total Deposits                                                            21,600            185
  Net Increase in Federal Funds Purchased                                                        0          2,010
  Exercise of Stock Options                                                                     24              0
  Purchase of Treasury Stock                                                                    (4)           (50)
  Sale of Common Stock                                                                       1,160              0
  Payment of Dividends Net of Reinvestment                                                     (44)           (37)
                                                                                          --------       --------

   Net Cash Provided by Financing Activities                                              $ 22,736       $  2,108
                                                                                          --------       --------


Net Increase (Decrease) in Cash and Cash Equivalents                                      $  8,100       ($ 1,317)

Cash and Cash Equivalents, Beginning of Period                                              12,920          9,753

                                                                                          --------       --------
Cash and Cash Equivalents, End of Period                                                  $ 21,020       $  8,436
                                                                                          ========       ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

       Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at June 30, 2001. The Bank operates eight banking offices all located in Sussex County. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3. Securities

       The amortized cost and approximate market value of securities are summarized as follows (in thousands):


                                              June 30, 2001            December 31, 2000
                                          Amortized      Market      Amortized      Market
                                             Cost        Value          Cost        Value
                                             ----        -----          ----        -----
Available For Sale
   US Treasury securities                   $ 2,014      $ 2,049      $ 4,043      $ 4,033
   US Government Mortgage Backed             36,062       36,245       25,116       24,880
   Corporate Bonds                            3,631        3,691        3,477        3,469
   Equity Securities                            850          810          850          804
                                            -------      -------      -------      -------

                                 Total      $42,557      $42,795      $33,486      $33,186
                                            =======      =======      =======      =======

Held to maturity
    Obligations of State and
         Political subdivisions             $ 5,733      $ 5,800      $ 6,431      $ 6,393
                                            -------      -------      -------      -------

                                 Total      $ 5,733      $ 5,800      $ 6,431      $ 6,393
                                            =======      =======      =======      =======
                                            -------      -------      -------      -------
Total Securities                            $48,290      $48,595      $39,917      $39,579
                                            =======      =======      =======      =======


4. Net Income Per Common Share

         Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effect of outstanding stock options. On June 21, 2000 the Company declared a 5% stock dividend. Share and per share information for 2000 has therefore been restated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Three and Six Months ended June 30, 2001 and June 30, 2000.

                                    OVERVIEW

The Company realized net income of $240 thousand for the second quarter of 2001, an increase of $56 thousand over the $184 thousand reported for the same period in 2000. Basic earnings per share increased from $0.13 in the second quarter of 2000 to $0.15 for the second quarter of 2001. Diluted earnings per share increased from $0.12 in the second quarter of 2000 to $0.14 per share in the quarter ended June 30, 2001.

For the six months ended June 30, 2001, net income was $450 thousand, an increase of $66 thousand from the $384 thousand reported for the same period in 2000. Basic and diluted earnings per share were $.26 for the six months ended June 30, 2000 compared to basic earnings per share of $0.28 and diluted earnings per share of $0.27 for the six months ended June 30, 2001.



                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $442 thousand, or 17.5%, to $3.0 million for the quarter ended June 30, 2001 from $2.5 million for the same period in 2000. This increase was primarily attributable to an increase in average interest earning assets of $34.3 million, or 24.5%, from $139.9 million for the second quarter of 2000 to $174.2 million in the second quarter of 2001. An increase in interest and fees on loans of $208 thousand and an increase of $166 thousand in interest earned on federal funds sold were the largest components of this change. The yield on average interest-earning assets on a fully taxable equivalent basis decreased 44 basis points from 7.31% for the second quarter of 2000 to 6.87% for the second quarter of 2001, reflecting both market changes in interest rates and larger average balances in lower yielding federal funds sold and time deposits in other banks.

For the six months ended June 30, 2001, interest income increased $908 thousand, or 18.2%, to $5.9 million from the $5.0 million reported for the same period in 2000. This growth in interest income is the result of a $28.3 million, or 20.2% increase in the average balance of interest-earning assets over the comparable period last year. The average balance in the loan portfolio increased $13.3 million and other interest bearing assets increased $14.8 million during the first six months of 2001 over the same period in 2000. As the result of changing market rates and growth in earning assets, the average yield on interest earning assets on a fully taxable equivalent basis decreased 13 basis points from 7.24% from the first half of 2000 to 7.11% for the same period of 2001.

Interest Expense. The Company's interest expense for the second quarter of 2001 increased $341 thousand, or 29.9% to $1.5 million from $1.2 million as the average balance of interest bearing liabilities increased $32.2 million, or 27.7% from the same period last year. The largest component of the increase was in time deposits, which increased $20.7 million, or 45.4% in the second quarter of 2001 compared to the same period in 2000. The Company had promoted higher yielding time deposits during the first three months of 2001 to meet anticipated loan demand. The Company's average borrowed funds increased $7.0 million from second quarter 2000 compared to the second quarter of 2001. The Company entered into three ten year callable Federal Home Loan Bank advances totaling $10 million in December 2000 compared to overnight borrowed funds of $3.0 million in the second quarter of 2000. The FHLB advances were an investment strategy used to payoff overnight borrowings and to have liquidity available to purchase investments. Money market, savings and NOW deposits combined showed an aggregate increase of $4.4 million, or 6.5%, in average balances during the second quarter of 2001 from the second quarter of 2000. The Company's average cost of funds increased 6 basis points to 4.01% for the second quarter of 2001 from 3.95% for the second quarter in 2000. This net increase in the average cost of funds was the combination of the Company decreasing its rates of interest paid on NOW, savings and money market accounts offset by a higher cost of funds on time deposits from the Company's first quarter promotion.

For the six months ended June 30, 2001 interest expense increased $702 thousand, or 31.0%, to $3.0 million from $2.3 million for the same period last year. This increase was largely due to an increase in interest expense on time deposits of $603 thousand, or 53.0%, from $1.1 million for the first half of 2000 to $1.7 million during the same period in 2001. In the first six months of 2001, the average balance in time deposit accounts increased $18.3 million, or 40.4%, over the average balance for the six months ended June 30, 2000. The Company's borrowed funds increased $6.3 million from $3.7 million during the first six months of 2000 to $10 million in the first six months of 2001. As the Company moved from overnight funding to long term funding, the average rate paid on these borrowed funds decreased 117 basis points. The average rate paid on the additional $18.3 million in time deposits increased 47 basis points from 5.04% for the six months ending June 30, 2000 to 5.51% for the six months ending June 30, 2001. The average rate paid on total interest bearing liabilities increased 27 basis points from 3.90% in the first six months of 2000 to 4.17% during the same period in 2001. The average balance of non-interest bearing demand deposits increased by $1.8 million to $24.8 million for the first six months of 2001 from $23.0 million for the same period in 2000.


The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2001 and 2000. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                            Six Months Ended June 30,

                                                                    2001                                       2000
                                                                                Average                                    Average
                                                                  Interest       Rates                       Interest       Rates
                                                   Average        Income/       Earned/        Average       Income/       Earned/
                                                   Balance        Expense        Paid          Balance       Expense        Paid
                                                   -------        -------        ----          -------       -------        ----
                                                                                (Dollars in Thousands)
Assets
  Interest Earning Assets:
      Taxable Loans (net of unearned income)     $ 102,519       $   4,111       8.09%        $  89,179     $   3,560        8.03%
      Tax Exempt Securities                          6,596             170       5.20%            8,109           208        5.16%
      Taxable Investment Securities                 38,155           1,134       5.99%           36,502         1,092        6.02%
      Other (1)                                     21,278             530       5.02%            6,464           187        5.82%
                                                 -------------------------                    -----------------------
   Total Earning Assets                          $ 168,548       $   5,945       7.11%        $ 140,254     $   5,047        7.24%

   Non-Interest Earning Assets                   $  13,119                                    $  10,056
   Allowance for Possible Loan Losses            ($  1,010)                                   ($    883)
                                                 ---------                                    ---------
Total Assets                                     $ 180,657                                    $ 149,427
                                                 =========                                    =========



Liabilities and Shareholders'  Equity
   Interest Bearing Liabilities:
      NOW Deposits                               $  15,113       $     104       1.39%        $  14,244     $      88        1.24%
      Savings Deposits                              47,178             754       3.22%           46,595           793        3.42%
      Money Market Deposits                          7,542             118       3.16%            6,808           129        3.81%
      Time Deposits                                 63,683           1,740       5.51%           45,353         1,137        5.04%
      Borrowed Funds                                10,000             249       4.96%            3,741           116        6.13%
                                                 -------------------------                    -----------------------
   Total Interest Bearing Liabilities            $ 143,516       $   2,965       4.17%        $ 116,741     $   2,263        3.90%

   Non-Interest Bearing Liabilities:
      Demand Deposits                            $  24,832                                    $  22,987
      Other Liabilities                                819                                          622
                                                 ---------                                    ---------
   Total Non-Interest Bearing Liabilities        $  25,651                                    $  23,609

   Shareholders' Equity                          $  11,490                                    $   9,077


Total Liabilities and Shareholders' Equity       $ 180,657                                    $ 149,427
                                                 =========                                    =========

Net Interest Differential                                        $   2,980                                  $   2,784
Net Interest Margin                                                              2.95%                                       3.34%
Net Yield on Interest-Earning Assets                                             3.57%                                       3.99%


(1) Includes FHLB stock, federal funds sold, interest-bearing deposits, and time deposits

Net-Interest Income. The net interest income for the second quarter of 2001 increased $101 thousand, or 7.3%, compared to the second quarter of 2000. The net interest margin, on a fully taxable equivalent basis, decreased 50 basis points and the net yield on interest earning assets decreased 58 basis points from the same period last year. This decrease was due to an increase in the cost of funds on interest bearing liabilities from the time deposit promotion and a decrease in the average yield earned on interest bearing assets. The funds brought in from the time deposit promotion were not immediately needed to fund loan demand, and are presently invested in lower yielding federal funds. Although new loan demand remains strong, loan payoffs have exceeded expectations in the current declining interest rate environment.

Net interest income for the six months ended June 30, 2001 increased $702 thousand, or 31.0%, over the same period last year. The net interest spread decreased, on a fully taxable equivalent basis, 39 basis points and the net yield on interest-bearing assets declined by 42 basis points between the first six month periods of 2000 and 2001. This comparison displays an increase the average balance in lower yielding federal funds brought in through an increase in the average balance in time deposits. Due to the declining market rates of interest during the first six months of 2001, the Company's anticipated increase in loan average balances has slowed down as new loan originations have not kept the pace with loan payoffs.

Provision for Loan Losses. For the three months ended June 30, 2001 and 2000, the provision for possible loan losses was $63 thousand. The provision for possible loan losses was $126 thousand for the six months ended June 30, 2001 as compared to $111 thousand for the same period last year. The provision for loan losses over the three and six month periods reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the second quarter of 2001, total non-interest income increased $136 thousand, or 65.1%, from the same period in 2000. Service charges on deposit accounts increased $25 thousand in the second quarter of 2001 compared to the three months ended June 30, 2000. Other income increased $111 thousand, or 116.8%, in the second quarter of 2001 from the same period in 2000. This increase was mostly the result of an increase of $32 thousand in fees generated by the non-deposit investment products offered by our third party provider, IBFS, and an increase of $42 thousand in commission income from Sussex Bancorp Mortgage Company, our mortgage banking subsidiary in the second quarter of 2001 over the second quarter of 2000.

For the six months ended June 30, 2001, non-interest income increased $195 thousand, or 48.9%, from the same period in 2000. Service charges on deposit accounts increased $37 thousand for the six month period ending June 30, 2001 over the same period in 2000. This increase was largely due to increased fees charged on deposit accounts which became effective on April 1, 2001. Other income increased $158 thousand, or 90.3%, from June 30, 2000 to June 30, 2001. The components of this increase were a $50 thousand increase in commission income from Sussex Bancorp Mortgage Company, a $49 thousand increase in the fees generated from non-deposit investment products offered through IBFS and other increases of $55 thousand cumulatively collected from various other services. In the first six months of 2001, a $4 thousand gain on the sale of fixed assets was recorded compared to an $8 thousand loss in available for sale securities during the first six months of 2000.

Non-Interest Expense. For the quarter ended June 30, 2001, non-interest expense increased $130 thousand from the same period last year. Salaries and employee benefits increased $82 thousand, or 12.2%, as salaries increased $66 thousand and employee benefits increased $16 thousand, with a $10 thousand increase in medical claim expenses. Other larger notable increases from second quarter 2000 to second quarter 2001 were data processing expenses of $9 thousand, advertising and promotions of $17 thousand and audits and exams of $6 thousand.

For the six months ended June 30, 2001, non-interest expense increased $245 thousand, or 9.7%, from the same period last year. Salaries and employee benefits increased $149 thousand, or 11.1%, occupancy expense increased $26 thousand, or 11.8%, while furniture and fixture expense decreased $16 thousand, or 5.9%. Data processing expenses have increased $14 thousand, advertising and promotions increased $16 thousand and audits and exams increased $12 thousand during the first six month of 2001 as compared to the first six months of 2000. These increases in operating expenses reflect normal expenditures relative to the growth of the Company.

Income Taxes. Income tax expense increased $51 thousand to $107 thousand for the three months ended June 30, 2001 as compared to $56 thousand for the same period in 2000. Income taxes also increased for the six months ended June 30, 2001 to $189 thousand as compared to $114 thousand for the six months ended June 30, 2000. The increase in income taxes resulted from a higher level of income before income taxes in combination with a reduced level of tax-exempt income.

                               FINANCIAL CONDITION

                 June 30, 2001 as compared to December 31, 2000

Total assets increased to $185.3 million at June 30, 2001, a $23.7 million increase from total assets of $161.6 million at December 31, 2000. Increases in total assets included increases of $8.1 million in cash and cash equivalents, $8.9 million in total securities and $7.0 million in time deposits in other banks, while total loans, net of unearned income, decreased $600 thousand. This net increase in assets was funded by an increase in total deposits of $21.6 million from $140.9 million at year-end 2000 to $162.5 million on June 30, 2001 and an increase in total stockholder's equity of $1.9 million from $10.1 million at December 31, 2000 to $12.1 million at June 30, 2000, reflecting both the Company's retained earnings for the first six months of 2001 and the investment of $1.1 million in the Company's common stock by Lakeland Bancorp in January 2001.

Total loans at June 30, 2001 decreased $600 thousand to $100.6 million from year-end 2000. The decrease reflects loan payoffs in excess of new originations during a period of declining market rates. The Company operates in a highly competitive market, and must frequently compete with larger institutions. These competitors often devote greater resources to marketing and customer acquisition than can the Company. In addition, the Company is emphasizing the origination of commercial, industrial, and construction loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. These factors are evident in the loan portfolio balances at June 30, 2001 compared to December 31, 2000. Residential real estate loans decreased $3.2 million, other loans decreased $477 thousand and consumer loans decreased $84 thousand, while commercial and industrial loans, increased $2.2 million, construction loans increased $490 thousand and non-residential real estate loans increased $443 thousand.

The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                June 30                 December 31
                                                 2001                      2000
                                          ----------------------------------------------
                                           Amount    Percent        Amount      Percent
                                                     (Dollars in Thousands)
Commercial and industrial                $  7,159      7.12%       $  4,968      4.91%
Real Estate-Non Residential                27,972     27.81%         27,529     27.21%
Residential Properties  (1-4 Family)       52,066     51.77%         55,229     54.59%
Construction                                9,450      9.40%          8,960      8.86%
Consumer                                    2,696      2.68%          2,780      2.75%
Other Loans                                 1,223      1.22%          1,700      1.68%
                                         --------    ------        --------     -----

 Total Loans, Net of Unearned Income     $100,566    100.00%       $101,166    100.00%
                                         ========    ======        ========    ======


Federal funds sold increased by $6.5 million to $14.5 million at June 30, 2001 from $8 million on December 31, 2000 and time deposits in other banks increased $7 million from $100 thousand at year-end 2000 to $7.1 million on June 30, 2001. Due to the promotion of time deposits during the first quarter of 2001, time deposits at June 30, 2001 increased $13.8 million to $66.5 million from $52.7 million at year end 2000. As deposits increased faster than investment opportunities, the excess funds were invested in short-term federal funds and time deposits in other banks. These funds will be used to fund future loan demand, with excess liquidity used to purchase investment securities.

Total investment securities increased $8.9 million, or 22.5%, from $39.6 million at year-end 2000 to $48.5 million on June 30, 2001. Securities, available for sale, at market value, increased $9.6 million, or 29.0%, from $33.2 million on December 31, 2000 to $42.8 million on June 30, 2001. The Company purchased $22.2 million in new securities in the first six months of 2001 and $13.1 million in available for sale securities matured, were called and were repaid. There were $538 thousand in recorded unrealized gains in the available of sale portfolio during the first six months of 2001. Held to maturity securities decreased to $5.7 million at June 30, 2001 from $6.4 million at year-end 2000. There were $532 thousand in held to maturity purchases and $1.2 million in maturing securities in the held to maturity portfolio during the first six months of 2001.

Total year to date average deposits increased $19.9 million, or 14.4%, to $158.3 million during the first half of 2001 from the twelve-month average of $138.4 million for the year ended December 31, 2000. Average time deposits increased by $16.0 million, savings deposits increased by $1.3 million, money market deposits increased by $913 thousand, NOW deposits increased by $852 thousand and demand deposits increased by $817 thousand. As discussed earlier, the increase in time deposits was due to an aggressive promotion of higher yielding time deposits and the Company's decision to compete for the deposits on the basis of rate. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                             Six Months Ended            Twelve Months Ended
                              June 30, 2001               December 31, 2000
                            -------------------------------------------------
                             Average   Percent           Average    Percent
                             Balance   of Total          Balance    of Total
Deposits:
NOW Deposits ..........     $ 15,113     9.54%          $ 14,261     10.30%
Savings Deposits ......       47,178    29.79%            45,853     33.13%
Money Market Deposits..        7,542     4.76%             6,629      4.79%
Time Deposits .........       63,683    40.22%            47,656     34.43%
Demand Deposits .......       24,832    15.68%            24,015     17.35%
                                                                     ------

     Total Deposits .       $158,348   100.00%          $138,414    100.00%
                            ========   ======           ========     ======

ASSET QUALITY

At June 30, 2001, non-performing loans decreased $174 thousand to $377 thousand, as compared to $552 thousand at December 31, 2000. Management continues to monitor the Company's asset quality.

The following table provides information regarding risk elements in the loan portfolio:

                                                        June 30     December 31
                                                          2001         2000
                                                          ----         ----

Non-accrual loans ...............................        $   377      $   552
Non-accrual loans to total loans ................           0.38%        0.55%
Non-performing loans to total assets ............           0.30%        0.34%
Allowance for possible loan losses as a
  percentage of non-performing loans ............         272.49%      176.27%
Allowance for possible loan losses to total loans           1.02%        0.96%


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance for possible loan losses is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for possible loan losses.

At June 30, 2001, the allowance for possible loan losses was $1.0 million, up 5.6% from the $973 thousand at year-end 2000. There were $68 thousand in charge offs and no recoveries reported in the first half of 2001. The allowance for possible loan losses as a percentage of total loans was 1.02% at June 30, 2001 compared to 0.96% on December 31, 2000.


LIQUIDITY MANAGEMENT

At June 30, 2001, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2001, liquid investments totaled $21 million, and all mature within 30 days.

It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2001, had the ability to borrow a total of $24.2 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.8 million. In December of 2000 the Company borrowed against its one to four family mortgages and entered into three long term FHLB advances totaling $10 million. The three borrowings, which have an average interest rate of 4.96%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2003, respectively. These borrowings were used to restructure maturing short-term debt of $4 million and make available funds to purchase higher yielding investments.

CAPITAL RESOURCES

Total stockholders' equity increased $1.9 million to $12.0 million at June 30, 2001 from the $10.1 million at year-end 2000. The increase was due to the sale of common stock of $1.2 million, net income of $450 thousand, shares issued through the dividend reinvestment plan of $71 thousand, stock options exercised of $24 thousand and an increase in the net unrealized gain on securities available for sale of $320 thousand. Decreases to stockholders' equity were a cash dividend of $115 thousand and purchases of $4 thousand in treasury stock. On January 17, 2001 the Company sold 9.9% of its outstanding stock to Lakeland Bancorp, a New Jersey based bank holding company, at a price of $8.50 per share. Lakeland purchased 139,906 shares for approximately $1.1 million. As of June 30, 2001 Lakeland Bancorp's stock holdings represented 8.5% of the Company's outstanding stock.

At June 30, 2001, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2001 for both the Company and the Bank as well as the minimum regulatory requirements.


                          Amount      Ratio          Amount       Minimum Ratio
                          ------      -----          ------       -------------
The Company
Leverage Capital         $11,356        6.11%       $ 7,432            4%

Tier 1 - Risk Based       11,356       10.81%         4,201            4%
Total Risk-Based          12,386       11.79%         8,401            8%

The Bank
Leverage Capital          10,418        5.61%         7,429            4%

Tier 1 Risk-Based         10,418        9.94%         4,194            4%
Total Risk-Based          11,448       10.92%         8,387            8%

NEW ACCOUNTING PRONOUNCEMENTS

The adoption of SFAS No. 138 on January 1, 2001, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" did not have a material impact on the financial condition or results of operations of the Company.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company will apply this new pronouncement on a prospective basis.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the new standard goodwill will no longer be subject to amortization over its estimated useful life. Rather goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. An acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirers intent to do so. All of the provisions of this Statement should be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company does not expect that the adoption of this new pronouncement will have a material impact on its financial position or results of operations.

                            Part II Other Information

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

       Not applicable

Item 3. Defaults Upon Served Securities

       Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

       On April 25, 2001, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

       Nominees:                 For             Withhold Authority
       --------                  ---             ------------------

       Irvin Ackerson         1,399,325                17,736
       William E. Kulsar      1,396,538                20,522
       Terry H. Thompson      1,399,325                17,736

       Approval of the Sussex Bancorp 2001 Stock Option Plan:

                         For             Against
                         ---             -------
                       938,322           129,055

Item 5.    Other Information

       Not applicable.

Item 6.    Exhibits and Report on form 8-K

       (a).  Exhibits

                  None

       (b).   Reports on Form 8-K

       Filing Date    Item Number   Description
       -----------    -----------   -----------
       April 6, 2001       4        The Registrant announced that it had
                                    replaced Radics & Co., LLC as its
                                    independent auditors with Arthur Andersen,
                                    LLP.

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