Form 10QSB
period 2001-09-30
SUSSEX BANCORP
filed 2001-11-14
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ______________ to ______________


                         Commission file number 0-29030
                                                -------

                                 SUSSEX BANCORP
              ----------------------------------------------------
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

As of November 9, 2001 there were 1,656,004 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                         Page(s)

Item I.    Financial Statements and Notes to Consolidated                1
           Financial Statements

Item 2.    Management's Discussion and Analysis of                       7
           Financial condition and Results of Operations


Part II - Other Information

Item 1.    Legal Proceedings                                            12

Item 2.    Changes in Securities                                        12

Item 3.    Defaults Upon Senior Securities                              12

Item 4.    Submission of Matters to a Vote of Security Holders          12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             13

Signatures                                                              13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)


ASSETS                                                           September 30, 2001      December 31, 2000
------                                                           ------------------      -----------------
Cash and Due from Banks                                               $   5,784              $   4,835
Federal Funds Sold                                                       25,270                  8,030
Interest Bearing Deposits                                                     0                     55
                                                                      ---------              ---------
   Total Cash and Cash Equivalents                                       31,054                 12,920

Time Deposits in Other Banks                                              6,100                    100
Securities available for sale, at estimated fair value                   50,288                 33,186
Securities held to maturity, estimated fair value of
    $6,393,000 in 2000                                                        0                  6,431
                                                                      ---------              ---------
   Total Securities                                                      50,288                 39,617

Loans Held for Sale                                                           0                    297

Loans (Net of Unearned Income)                                          102,497                101,166
   Less:  Allowance for Possible Loan Losses                              1,081                    973
                                                                      ---------              ---------
        Net Loans                                                       101,416                100,193

Other Real Estate Owned                                                     185                      0
Premises and Equipment, Net                                               4,867                  4,516
Federal Home Loan Bank Stock                                                685                    693
Intangible Assets                                                           472                    535
Accrued Interest Receivable                                               1,085                    981
Other Assets                                                              1,798                  1,777
                                                                      ---------              ---------

Total Assets                                                          $ 197,950              $ 161,629
                                                                      =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Demand                                                          $  24,546              $  24,458
      Savings                                                            82,274                 63,705
      Time                                                               50,306                 42,714
      Time of $100,000 and over                                          17,634                  9,984
                                                                      ---------              ---------
   Total Deposits                                                       174,760                140,861

Federal Home Loan Bank Advances                                          10,000                 10,000
Other Liabilities                                                           873                    658
                                                                      ---------              ---------
   Total Liabilities                                                    185,633                151,519

Stockholders' Equity:
Common Stock, No Par Value Authorized 5,000,000 Shares,
   Issued 1,669,712 in 2001 and 1,511,567 in 2000                         7,703                  6,385
Retained Earnings                                                         4,421                  4,027
Treasury Stock, 13,708 Shares in 2001 and 13,166 Shares
in 2000                                                                    (127)                  (122)
Accumulated Other Comprehensive Income, Net of Income Tax                   320                   (180)
                                                                      ---------              ---------
   Total Stockholders' Equity                                            12,317                 10,110

Total Liabilities and Stockholders' Equity                            $ 197,950              $ 161,629
                                                                      =========              =========


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                                         -------------                       -------------
                                                                     2001             2000               2001             2000
                                                                     ----             ----               ----             ----
INTEREST INCOME
   Interest and Fees on Loans                                    $     1,986       $     1,946        $     6,097       $     5,506
   Interest on Time Deposits                                              61                16                120                69
   Interest on Securities:
      Taxable                                                            574               530               1744              1645
      Exempt from Federal Income Tax                                      65                75                198               237
   Interest on Federal Funds Sold                                        219                81                655               192
                                                                 -----------       -----------        -----------       -----------
         Total Interest Income                                         2,905             2,648              8,814             7,649

INTEREST EXPENSE
   Interest on Deposits:                                               1,335             1,186              4,051             3,333
   Interest Expense on Federal Funds Purchased                             0                71                  0               187
   Interest Expense on FHLB Advances                                     127                 0                376                 0
                                                                 -----------       -----------        -----------       -----------
        Total Interest Expense                                         1,462             1,257              4,427             3,520

Net Interest Income                                                    1,443             1,391              4,387             4,129

Provision for Possible Loan Losses                                        63                63                189               174
                                                                 -----------       -----------        -----------       -----------

Net Interest Income After Provision for Loan
Losses                                                                 1,380             1,328              4,198             3,955

NON-INTEREST INCOME
   Service charges on Deposit Accounts                                   142               114                403               338
   Gain (loss) on Sale of Securities,
   Available for Sale                                                      8                (6)                 8               (14)
   Other Income                                                          184               112                517               295
                                                                 -----------       -----------        -----------       -----------
      Total Non-Interest Income                                          334               220                928               619

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                        766               705               2260              2050
   Occupancy Expense, Net                                                124               111                371               332
   Furniture and Equipment Expense                                       140               130                394               400
   Data Processing Expense                                                31                23                 87                65
   Stationary and Supplies                                                21                23                 75                73
   Advertising and Promotion                                              51                61                151               145
   Audit and Exams                                                        32                21                 95                72
   Amortization of Intangibles                                            21                21                 63                63
   Other Expenses                                                        286               200                749               623
                                                                 -----------       -----------        -----------       -----------
      Total Non-Interest Expense                                       1,472             1,295              4,245             3,823

Income Before Provision for Income Taxes                                 242               253                881               751
Provision for Income Taxes                                                68                61                257               175
                                                                 -----------       -----------        -----------       -----------
      Net Income                                                 $       174       $       192        $       624       $       576
                                                                 ===========       ===========        ===========       ===========

Net Income Per Common Share-Basic                                $      0.11       $      0.13        $      0.38       $      0.39
                                                                 ===========       ===========        ===========       ===========
Net Income Per Common Share-Diluted                              $      0.10       $      0.13        $      0.38       $      0.38
                                                                 ===========       ===========        ===========       ===========

Weighted Average Shares Outstanding-Basic                          1,652,244         1,494,467          1,638,504         1,494,180
Weighted Average Shares Outstanding-Diluted                        1,671,890         1,505,681          1,656,435         1,504,756


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                  Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                                    -------------                  -------------
                                                                2001            2000           2001            2000
                                                                ----            ----           ----            ----
Net Income                                                      $174            $192           $624            $576

Other Comprehensive Income, Net of Tax
      Unrealized Gain On Available for Sale Securities           200            202             500             104
                                                           ------------------------------------------------------------

Comprehensive Income                                            $374            $394          $1,124           $680
                                                           ============================================================

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (Unaudited)


                                                                                                      Unrealized
                                                                                                      Gain (Loss)
                                                                                                     on Securities
                                                               Common       Retained      Treasury      Available    Stockholders
                                                               Stock        Earnings       Stock        for Sale        Equity
                                                               -----        --------       -----        --------        ------
Balance December 31, 2000                                     $  6,385     $  4,027      ($   122)     ($   180)      $ 10,110

Net Income for the Period                                            0          624             0             0            624
Cash Dividend                                                        0         (230)            0             0           (230)
Sale of Common Stock                                              1162            0             0             0           1162
Stock Options Exercized                                             43            0             0             0             43
Shares Issued Through Dividend Reinvestment Plan                   113            0             0             0            113
Treasury Stock Purchased                                             0            0            (5)            0             (5)
Change in Unrealized Gain on Securities, Available for Sale          0            0             0           500            500

                                                              --------     --------      --------      --------       --------
Balance September 30, 2001                                    $  7,703     $  4,421      ($   127)     $    320       $ 12,317
                                                              ========     ========      ========      ========       ========

                 See Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             2001                 2000
                                                                                             ----                 ----
Cash Flows from Operating Activities:
      Net Income                                                                           $    624            $    576
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
      Depreciation and Amortization of Premises and Equipment                                   350                 356
      Amortization of Intangible Assets                                                          63                  63
      Premium Amortization of Securities, net                                                   200                  91
      Provision for Possible Loan Losses                                                        189                 174
      (Gain) Loss on Sale of Securities, Available for Sale                                      (8)                 14
      (Amortization) of Loan Origination and Commitment Fees, net                               (17)                 (5)
      Decrease in Loans Held for Sale                                                           297                 474
      Deferred Federal Income Tax (Increase)                                                      0                 (92)
      Decrease (Increase) in Accrued Interest Receivable                                       (104)                 11
      (Increase) in Cash Value of Life Insurance Policy                                         (41)             (1,024)
      (Increase) in Other Assets                                                               (306)               (152)
      Increase in Accrued Interest and Other Liabilities                                        215                 245
                                                                                           --------            --------

            Net Cash Provided by Operating Activities                                      $  1,462            $    731
                                                                                           --------            --------

Cash Flow from Investing Activities:
      Securities Available for Sale:
            Proceeds from Maturities and Paydowns                                             9,767               4,714
            Proceeds from Sales/Calls Prior to Maturity                                      14,232               3,487
            Purchases                                                                       (34,861)             (3,115)
            Transfer From Held to Maturity                                                   (5,583)                  0
      Securities Held to Maturity:
            Proceeds from Maturities                                                          1,365               2,113
            Purchases                                                                          (532)               (650)
            Transfer to Available for Sale                                                    5,583                   0
      Net (Purchases) Maturities of Time Deposits in Other Banks                             (6,000)              1,188
      Net (Increase) in Loans Outstanding                                                    (1,395)            (12,955)
      (Increase) in Other Real Estate Owned                                                    (185)                  0
      Capital Expenditures                                                                     (701)               (943)
                                                                                           --------            --------

            Net Cash (Used in) Investing Activities                                        ($18,310)           ($ 6,161)
                                                                                           --------            --------

Cash Flows from Financing Activities:
      Net Increase in Total Deposits                                                         33,899               3,556
      Net Increase  in Federal Funds Purchased                                                    0               2,010
      Exercise of Stock Options                                                                  43                   0
      Purchase of Treasury Stock                                                                 (5)                (50)
      Sale of Common Stock                                                                    1,162                   0
      Payment of Dividends Net of Reinvestment                                                 (117)               (129)
                                                                                           --------            --------

            Net Cash Provided by Financing Activities                                      $ 34,982            $  5,387
                                                                                           --------            --------


Net Increase (Decrease) in Cash and Cash Equivalents                                       $ 18,134            ($    43)

Cash and Cash Equivalents, Beginning of Period                                               12,920               9,753

                                                                                           --------            --------
Cash and Cash Equivalents, End of  Period                                                  $ 31,054            $  9,710
                                                                                           ========            ========

                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

     Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex Bank, formerly Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at September 30, 2001. The Bank operates eight banking offices all located in Sussex County and pursuant to an acquisition which was consummated on October 1, 2001, is the parent of Tri-State Insurance Agency, Inc., a full service insurance agency located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

3.  Securities

     The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                                   September 30, 2001              December 31, 2000
                                                               Amortized         Market         Amortized         Market
                                                                 Cost            Value            Cost            Value
                                                                 ----            -----            ----            -----
Available For Sale
  US Treasury securities                                        $ 1,508         $ 1,540         $ 4,043         $ 4,033
  Mortgage Backed Securities                                     34,888          35,270          25,116          24,880
  Corporate Bonds                                                 5,215           5,306           3,477           3,469
  Obligations of State and Political subdivisions                 7,293           7,357               0               0
  Equity Securities                                                 850             815             850             804
                                                                -------         -------         -------         -------

                        Total                                   $49,754         $50,288         $33,486         $33,186
                                                                =======         =======         =======         =======

Held to maturity
    Obligations of State and
         Political subdivisions                                 $     0         $     0         $ 6,431         $ 6,393
                                                                -------         -------         -------         -------

                        Total                                   $     0         $     0         $ 6,431         $ 6,393
                                                                =======         =======         =======         =======

                                                                -------         -------         -------         -------
Total Securities                                                $49,754         $50,288         $39,917         $39,579
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     Three and Nine Months ended September 30, 2001 and September 30, 2000.

                                    OVERVIEW

The Company realized net income of $174 thousand for the third quarter of 2001, a decrease of $18 thousand from the $192 thousand reported for the same period in 2000. Basic earnings per share decreased from $0.13 in the third quarter of 2000 to $0.11 for the third quarter of 2001. Diluted earnings per share decreased from $0.13 in the third quarter of 2000 to $0.10 per share in the quarter ended September 30, 2001. These decreases in earnings per share are reflective of both the increase in the weighted average shares outstanding in 2001 resulting from the Lakeland Bancorp stock purchase in January 2001 and the slight decline in earnings.

For the nine months ended September 30, 2001, net income was $624 thousand, an increase of $48 thousand from the $576 thousand reported for the same period in 2000. Basic and diluted earnings per share were $0.38 for the nine months ended September 30, 2001 compared to basic earnings per share of $0.39 and diluted earnings per share of $0.38 for the nine months ended September 30, 2000.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $257 thousand, or 9.7%, to $2.9 million for the quarter ended September 30, 2001 from $2.6 million for the same period in 2000. This increase was primarily attributable to an increase in average interest earning assets of $35.6 million, or 24.6%, from $144.7 million for the third quarter of 2000 to $180.3 million in the third quarter of 2001, partially offset by a decline in average yield. An increase of $183 thousand in interest earned on federal funds sold and time deposits and an increase of $44 thousand in interest earned on taxable investment securities were the largest components of the increase in interest income. The yield on average interest-earning assets on a fully taxable equivalent basis decreased 91 basis points from 7.35% for the third quarter of 2000 to 6.44% for the third quarter of 2001, reflecting both market changes in interest rates and larger average balances in lower yielding federal funds sold and time deposits in other banks.

For the nine months ended September 30, 2001, interest income increased $1.2 million, or 15.2%, to $8.8 million from the $7.6 million reported for the same period in 2000. This growth in interest income is the result of a $30.8 million, or 21.7% increase in the average balance of interest-earning assets over the comparable period last year. The average balance in other interest bearing assets increased $18.5 million and the loan portfolio increased $10.4 million during the first nine months of 2001 over the same period in 2000. As the result of declining market rates and growth in lower yielding earning assets, the average yield on interest earning assets on a fully taxable equivalent basis decreased 40 basis points from 7.27% from the first nine months of 2000 to 6.87% for the same period of 2001.

Interest Expense. The Company's interest expense for the third quarter of 2001 increased $205 thousand, or 16.3% to $1.5 million from $1.3 million for the third quarter of 2000, as the average balance of interest bearing liabilities increased $34.2 million, or 28.5% from the same period last year. Interest on time deposits, the largest component of the increase, increased $198 thousand, or 29.6% to $867 thousand in interest expense as the average balance in time deposits increased $18.2 million, or 37.1% in the third quarter of 2001 compared to the same period in 2000. NOW, savings and money market deposits combined showed an aggregate increase of $10.0 million, or 15.0%, in average balances during the third quarter of 2001 from the third quarter of 2000 and a net decrease in interest expense of $49 thousand to $468 thousand from $517 thousand during the same third quarter periods. These decreases in interest expense reflect the decrease in the market rates of interest between the two periods. As the average borrowed funds increased $7.0 million from third quarter 2000 compared to the third quarter of 2001, the Company's interest expense on borrowed funds increased $56 thousand, to $127 thousand for the quarter ended September 30, 2001 from $71 thousand for the third quarter ended September 30, 2000. The Company entered into three ten year callable Federal Home Loan Bank advances totaling $10 million in December 2000 compared to short term borrowed funds of $4.0 million in the third quarter of 2000. The FHLB advances were an investment strategy used to payoff short term borrowings and to have liquidity available to purchase investments. The Company's average cost of funds decreased 40 basis points to 3.76% for the third quarter of 2001 from 4.16% for the third quarter in 2000. This decrease in the average cost of funds was the result of the Company decreasing its rates of interest paid on all deposit accounts as market rates of interest fell during the third quarter of 2001 compared to the average rates paid in the third quarter of 2000 and the lower average rate paid on the average balance of $10 million in FHLB advances of 4.97% in 2001 compared to the 6.87% paid on an average third quarter balance of $4.0 million in short term borrowings during the third quarter of 2000.

For the nine months ended September 30, 2001 interest expense increased $907 thousand, or 25.8%, to $4.4 million from $3.5 million for the same period last year as the average balance of total interest bearing liabilities increased $29.3 million, or 24.8%, to $147.2 million during the comparative nine month periods and the Company's average rate paid on interest bearing deposits increased by 3 basis points. This increase in interest expense was largely due to an increase of $802 thousand, or 44.4%, in interest expense on time deposits from $1.8 million for the nine months of 2000 to $2.6 million during the same period in 2001. In the first nine months of 2001, the average balance in time deposit accounts increased $18.3 million, or 39.3%, over the average balance for the nine months ended September 30, 2000 and the average rate paid increased to 5.37% in the current period from 5.18% in the prior year period. The Company's borrowed funds increased $6.2 million from $3.8 million during the first nine months of 2000 to $10 million in the first nine months of 2001. As the Company moved from short term funding to long term funding, the average rate paid on these borrowed funds decreased 143 basis points. The average rate paid on total interest bearing liabilities increased 3 basis points from 3.99% in the first nine months of 2000 to 4.02% during the same period in 2001. The average balance of non-interest bearing demand deposits increased $1.7 million to $25.2 million for the first nine months of 2001 from $23.5 million for the same period in 2000.

The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2001 and 2000. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                         Nine Months Ended September 30,

                                                                      2001                               2000
                                                                                Average                            Average
                                                                     Interest    Rates                 Interest     Rates
                                                         Average     Income/    Earned/    Average     Income/     Earned/
                                                         Balance     Expense     Paid      Balance     Expense      Paid
                                                         -------     -------     ----      -------     -------      ----

(Dollars in Thousands)

Assets
  Interest Earning Assets:
      Taxable Loans (net of unearned income)             $101,928     $6,097     8.00%     $ 91,564     $5,506      8.03%
      Tax Exempt Securities                                 6,495        253     5.21%        7,836        307      5.23%
      Taxable Investment Securities                        38,952      1,698     5.83%       35,719      1,610      6.02%
      Other (1)                                            25,118        821     4.37%        6,617        296      5.98%
                                                         --------     ------               --------     ------
   Total Earning Assets                                  $172,493     $8,869     6.87%     $141,736     $7,719      7.27%

   Non-Interest Earning Assets                           $ 13,376                          $ 10,363
   Allowance for Possible Loan Losses                     ($1,026)                            ($898)
                                                         --------                          --------
Total Assets                                             $184,843                          $151,201
                                                         ========                          ========



Liabilities and Shareholders'  Equity
   Interest Bearing Liabilities:
      NOW Deposits                                       $ 16,144     $  162     1.34%     $ 14,185     $  134      1.26%
      Savings Deposits                                     49,048      1,125     3.07%       46,496      1,197      3.44%
      Money Market Deposits                                 7,092        156     2.94%        6,774        196      3.86%
      Time Deposits                                        64,879      2,608     5.37%       46,588      1,806      5.18%
      Borrowed Funds                                       10,000        376     4.96%        3,843        187      6.39%
                                                         --------     ------               --------     ------
   Total Interest Bearing Liabilities                    $147,163     $4,427     4.02%     $117,886     $3,520      3.99%

   Non-Interest Bearing Liabilities:
      Demand Deposits                                     $25,193                           $23,507
      Other Liabilities                                       807                               622
                                                         --------                          --------
   Total Non-Interest Bearing Liabilities                 $26,000                           $24,129

   Shareholders' Equity                                   $11,680                            $9,186

                                                         --------                          --------
Total Liabilities and Shareholders' Equity               $184,843                          $151,201
                                                         ========                          ========

Net Interest Differential                                             $4,442                            $4,199
Net Interest Margin                                                              2.85%                              3.28%
Net Yield on Interest-Earning Assets                                             3.44%                              3.96%

(1) Includes FHLB stock, federal funds sold, interest-bearing deposits, and time deposits

Net-Interest Income. The net interest income for the third quarter of 2001 increased $52 thousand over the same period last year. The net interest spread decreased, on a fully taxable equivalent basis, by 51 basis points to 2.68% and the net yield on interest-bearing assets declined by 63 basis points to 3.26% in the current quarter compared to the third quarter of 2000. These results show the effects of an increase in the average balance in lower yielding federal funds brought in through an increase in the average balance in time deposits. Due to the declining market rates of interest during the first nine months of 2001, the Company's anticipated increase in loan average balances has slowed as new loan originations have not kept the pace with loan payoffs.

Net interest income for the nine months ended September 30, 2001 increased $258 thousand, or 6.2%, compared to the third quarter of 2000. The net interest margin, on a fully taxable equivalent basis, decreased 43 basis points to 2.85% and the net yield on interest earning assets decreased 52 basis points to 3.44% in the current nine month period compared to the same period last year. This decrease was mostly due to a decrease in the average yield earned on interest earning assets. The funds brought in from the highly successful time deposit promotion were not immediately needed to fund loan demand, and are presently invested in lower yielding, more liquid, federal funds until invested in new loan demand or investment securities.

Provision for Loan Losses. For the three months ended September 30, 2001 and 2000, the provision for possible loan losses was $63 thousand. The provision for possible loan losses was $189 thousand for the nine months ended September 30, 2001 as compared to $174 thousand for the same period last year. The provision for loan losses over the three and nine month periods reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the third quarter of 2001, total non-interest income increased $114 thousand, or 51.8%, from the same period in 2000. Service charges on deposit accounts increased $28 thousand in the third quarter of 2001 compared to the three months ended September 30, 2000. Other income increased $72 thousand, or 64.3%, in the third quarter of 2001 from the same period in 2000. This increase was mostly the result of an increase of $40 thousand in fees generated by the non-deposit investment products offered by our third party provider, IBFS, and an increase of $15 thousand in ATM/Debit card fee income in the third quarter of 2001 over the third quarter of 2000.

For the nine months ended September 30, 2001, non-interest income increased $309 thousand, or 49.9%, from the same period in 2000. Service charges on deposit accounts increased $64 thousand for the nine month period ending September 30, 2001 over the same period in 2000. This increase was largely due to increased fees charged on deposit accounts which became effective on April 1, 2001. Other income increased $222 thousand, or 75.3%, from September 30, 2000 to September 30, 2001. The components of this increase were an $89 thousand increase in the fees generated from non-deposit investment products offered through IBFS, a $50 thousand increase in commission income from Sussex Bancorp Mortgage Company, a $36 thousand increase in ATM/Debit card income due to the new debit card program which started late in 2000 and an increase of $30 thousand earned on an executive life insurance policy. In the first nine months of 2001, an $8 thousand gain on the sale of available for sale securities was recorded compared to a $14 thousand loss in available for sale securities during the first nine months of 2000.

Non-Interest Expense. For the quarter ended September 30, 2001, non-interest expense increased $177 thousand from the same period last year. Salaries and employee benefits increased $61 thousand, or 8.7%, as salaries increased $64 thousand and employee benefits decreased $3 thousand. This decrease in employee benefits was the result of a $25 thousand refund in medical claim expenses. Other increases from third quarter 2000 to third quarter 2001 were non-deposit investment department consulting fees of $24 thousand, legal and professional fees of $14 thousand, net occupancy expense of $13 thousand and director and committee fees of $13 thousand.

For the nine months ended September 30, 2001, non-interest expense increased $422 thousand, or 11.0%, from the same period last year. Salaries and employee benefits increased $210 thousand, or 10.2% and occupancy expense increased $39 thousand. Data processing expenses have increased $22 thousand, audits and exams increased $23 thousand and legal fees have increased $22 thousand during the first nine months of 2001 as compared to the first nine months of 2000. The addition of a non-deposit investment consultant in the second quarter of 2001 has increased other expenses by $28 thousand. Other increases in operating expenses reflect normal expenditures relative to the growth of the Company.

Income Taxes. Income tax expense increased $7 thousand to $68 thousand for the three months ended September 30, 2001 as compared to $61 thousand for the same period in 2000, due to a lower benefit from tax exempt income. Income taxes also increased for the nine months ended September 30, 2001 to $257 thousand as compared to $175 thousand for the nine months ended September 30, 2000. The increase in income taxes for the nine month periods resulted from a higher level of income before income taxes in combination with a reduced level of tax-exempt income in 2001 compared to 2000.

                               FINANCIAL CONDITION

               September 30, 2001 as compared to December 31, 2000

Total assets increased to $198.0 million at September 30, 2001, a $36.4 million increase from total assets of $161.6 million at December 31, 2000. Increases in total assets included increases of $18.1 million in cash and cash equivalents, $10.7 million in total securities and $6.0 million in time deposits in other banks and $1.3 million in total loans, net of unearned income. This net increase in assets was funded by an increase in total deposits of $33.9 million from $140.9 million at year-end 2000 to $174.8 million on September 30, 2001 and an increase in total stockholder's equity of $2.2 million from $10.1 million at December 31, 2000 to $12.3 million at September 30, 2001, reflecting both the Company's retained earnings for the first nine months of 2001 and the investment of $1.1 million in the Company's common stock by Lakeland Bancorp in January 2001.

Total loans at September 30, 2001 increased $1.3 million to $102.5 million from $101.2 million at year-end 2000. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. These factors are evident in the loan portfolio balances at September 30, 2001 compared to December 31, 2000. Residential real estate loans decreased $2.1million, construction loans decreased $2.3 million and consumer loans and other loans decreased $1.0 million, while commercial and industrial loans increased $2.9 million and non-residential real estate loans increased $3.8 million.

The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                 September 30               December 31
                                                     2001                      2000
                                                     ----                      ----
                                              Amount      Percent       Amount        Percent
                                              ------      -------       ------        -------
                                                         (Dollars in Thousands)
Commercial and industrial                    $ 7,847       7.66%       $ 4,968          4.91%
Real Estate-Non Residential                   31,309      30.55%        27,529         27.21%
Residential Properties  (1-4 Family)          53,158      51.86%        55,229         54.59%
Construction                                   6,695       6.53%         8,960          8.86%
Consumer                                       2,547       2.48%         2,780          2.75%
Other Loans                                      941       0.92%         1,700          1.68%
                                            --------     ------       --------        ------
 Total Loans, Net of Unearned Income        $102,497     100.00%      $101,166        100.00%
                                            ========     ======       ========        ======


Federal funds sold increased by $17.3 million to $25.3 million at September 30, 2001 from $8 million on December 31, 2000 and time deposits in other banks increased $6 million from $100 thousand at year-end 2000 to $6.1 million on September 30, 2001. Time deposits at September 30, 2001 increased $15.2 million from year end 2000, due primarily to the promotion of time deposits during the first quarter of 2001. Management desired to enhance its market share on deposits, and believed that additional funds would be needed to satisfy new loan demand. As deposits increased faster than investment opportunities in a declining rate environment, the excess funds were invested in short-term federal funds and time deposits in other banks. These funds will be used to fund future loan demand, with excess liquidity used to purchase investment securities.

Total investment securities increased $10.7 million, or 26.9%, from $39.6 million at year-end 2000 to $50.3 million on September 30, 2001. Securities, available for sale, at market value, increased $17.1 million, or 51.5%, from $33.2 million on December 31, 2000 to $50.3 million at September 30, 2001. The Company purchased $34.9 million in new securities in the first nine months of 2001 and $24.0 million in available for sale securities matured, were called and were repaid. In addition, the Company transferred its held to maturity portfolio of $5.6 million to available for sale during the third quarter of 2001. There were $834 thousand in recorded unrealized gains in the available of sale portfolio during the first nine months of 2001. With the transfer of the held to maturity portfolio in July of 2001, there were no held to maturity securities at September 30, 2001 compared to $6.4 million at year-end 2000. There were $532 thousand in held to maturity purchases and $1.4 million in maturing securities in the held to maturity portfolio during the first nine months of 2001.

Total year to date average deposits increased $23.9 million, or 17.3%, to $162.4 million during the first nine months of 2001 from the twelve-month average of $138.4 million for the year ended December 31, 2000. Average time deposits increased by $17.2 million, savings deposits increased by $3.2 million, NOW deposits increased by $1.9 million, demand deposits increased by $1.2 million and money market deposits increased by $463 thousand. As discussed earlier, the increase in time deposits was due to an aggressive promotion of higher yielding time deposits during the first quarter of 2001 and the Company's decision to compete for the deposits on the basis of rate. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                          Nine Months Ended    Twelve Months Ended
                          September 30, 2001    December 31, 2000
                          ------------------   -------------------
                          Average    Percent   Average     Percent
                          Balance   of Total   Balance    of Total
                          --------  --------   --------   --------
Total
 Deposits:
  NOW Deposits ........   $ 16,144     9.94%   $ 14,261    10.30%
  Savings Deposits ....     49,048    30.21%     45,853    33.13%
  Money Market Deposits      7,092     4.37%      6,629     4.79%
  Time Deposits .......     64,879    39.96%     47,656    34.43%
  Demand Deposits .....     25,193    15.52%     24,015    17.35%
                          --------   ------    --------   ------

    Total Deposits ....   $162,356   100.00%   $138,414   100.00%
                          ========   ======    ========   ======

ASSET QUALITY

At September 30, 2001, non-performing loans increased $972 thousand to $1.5 million, as compared to $552 thousand at December 31, 2000. One construction credit with a value of $1.2 million was transferred to non-accrual during the third quarter of 2001. The credit represents a loan participation secured by seventeen completed condominium units located in Piermont, New York. The Bank is negotiating with the lead bank for the loan on the allocation of future payments. Management believes the Bank is adequately collateralized regarding this credit and does not anticipate a material loss.

The following table provides information regarding risk elements in the loan portfolio:

                                                          September 30      December 31
                                                             2001              2000
                                                             ----              ----
Non-accrual loans ....................................     $   1,524        $   552
Non-accrual loans to total loans .....................          1.49%           0.55%
Non-performing loans to total assets .................          0.86%           0.34%
Allowance for possible loan losses as a
  percentage of non-performing loans .................         70.93%         176.27%
Allowance for possible loan losses to total loans ....          1.05%           0.96%

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

At September 30, 2001, the allowance for possible loan losses was $1.1 million, up 11.1% from the $973 thousand at year-end 2000. There were $81 thousand in charge offs and $1 thousand in recoveries reported in the first nine months of 2001. The allowance for possible loan losses as a percentage of total loans was 1.05% at September 30, 2001 compared to 0.96% on December 31, 2000.


LIQUIDITY MANAGEMENT

At September 30, 2001, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 2001, liquid investments totaled $31.1 million, and all mature within 30 days.

It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2001, had the ability to borrow a total of $24.2 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.8 million. In December of 2000 the Company borrowed against its one to four family mortgages and entered into three long term FHLB advances totaling $10 million. The three borrowings, which have an average interest rate of 4.96%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2003, respectively. These borrowings were used to restructure maturing short-term debt of $4 million and make available funds to purchase higher yielding investments.

CAPITAL RESOURCES

Total stockholders' equity increased $2.2 million to $12.3 million at September 30, 2001 from the $10.1 million at year-end 2000. The increase was due to the sale of common stock of $1.3 million, net income of $624 thousand, shares issued through the dividend reinvestment plan of $113 thousand, stock options exercised of $43 thousand and an increase in the net unrealized gain on securities available for sale of $500 thousand. Decreases to stockholders' equity were cash dividends of $230 thousand and purchases of $5 thousand in treasury stock. On January 17, 2001 the Company sold 9.9% of its outstanding stock to Lakeland Bancorp, a New Jersey based bank holding company, at a price of $8.50 per share. Lakeland purchased 139,906 shares for approximately $1.1 million. As of September 30, 2001 Lakeland Bancorp's stock holdings represented 8.4% of the Company's outstanding stock.

At September 30, 2001, each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2001 for both the Company and the Bank as well as the minimum regulatory requirements.

                         Amount     Ratio         Amount      Minimum Ratio
                         ------     -----         ------      -------------
The Company
Leverage Capital        $11,504     5.98%        $ 7,695            4%

Tier 1 - Risk Based      11,504    10.39%          4,430            4%
Total Risk-Based         12,585    11.36%          8,860            8%

The Bank
Leverage Capital         10,517     5.47%          7,693            4%

Tier 1 Risk-Based        10,517     9.51%          4,422            4%
Total Risk-Based         11,598    10.49%          8,843            8%

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

     Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     Not applicable

Item 5.    Other Information
           -----------------

     Effective October 1, 2001, the Company completed an acquisition of all of the outstanding stock of Tri-State Insurance Agency, Inc. ("Tri-State"), a full-service insurance agency located in Augusta, New Jersey. The Company intends to operate Tri-State as a wholly owned subsidiary of Sussex Bank.

     The purchase price paid by the Company for Tri-State is comprised of an upfront payment of $350,000 at closing, and deferred payments on the first, second and third anniversaries of the closing.

     On each of the first, second, and third anniversaries of the closing, the shareholders of Tri-State will be entitled to an aggregate payment of $700,000, to be satisfied through a mix of cash and common stock of the Company. The deferred payments are subject to adjustment based upon the net income of Tri-State as a subsidiary of Sussex Bank. In Tri-State's first year of operation after the acquisition, it must produce a minimum net pretax profit of $175,000, or the shareholders of Tri-State will receive a dollar for dollar reduction in their deferred payments (i.e., in Year 1, the aggregate payment may be reduced to $525,000 in the event Tri-State produces no profit). In the second year, the targeted net pretax profit is $192,500, and in Year 3 it is $210,000.

     The estimated number of shares to be issued to the former principals of Tri-State on the first three anniversaries of the acquisition will be deemed outstanding for purposes of calculating the Company's diluted earnings per share in future periods, although they will not be deemed outstanding until issued for purposes of calculating the Company's basic earnings per share. The estimated number of shares to be issued for purposes of the Company's diluted earnings per share will be calculated based upon Tri-State's earnings to date at the time of calculation and the Company's then current stock price. The actual number of shares issued by the Company to the former principals of Tri-State may vary significantly from these estimates, and will not be known until such time as the shares are actually issued.

     As part of the acquisition, each of the principals of Tri-State have entered into an employment agreement providing for their employment by Tri-State for a period of at least five years. After the initial five-year term, the employment agreement will automatically renew for additional three-year periods unless twelve months prior to the end of the initial term either party provides notice of its intention not to renew.

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

    (a).  Exhibits

           None

    (b).  Reports on Form 8-K

    Filing Date      Item Number     Description
    -----------      -----------     -----------

    July 21, 2001    Item 5          Reporting Company's second
                                     quarter 2001 results



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