Form 10KSB
period 2001-12-31
SUSSEX BANCORP
filed 2002-03-27
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------
                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2001 -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                         Commission file number 0-29030
                                                -------

                                 SUSSEX BANCORP
           (Name of small business issuer as specified in its charter)

               New Jersey                                       22-3475473
               ----------                                       ----------
             (State of other jurisdiction                   (I.R.S. employer
         of incorporation or organization)                   identification no.)

 399 Route 23, Franklin, New Jersey         07416           (973) 827-2914
 ----------------------------------         -----           --------------
 (Address of principal executive offices) (Zip Code)  (Issuer's Telephone Number
                                                           Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

        Common Stock, no par value         American Stock Exchange
        --------------------------         -----------------------
        Title of Each Class                Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:         None.

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x )


        The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 2002 was $13,413,295. The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 2002 was 1,660,147.

        For the fiscal year ended December 31, 2001, the Issuer had total revenues of $ 13,217,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                      10-KSB Item                  Document Incorporated
                      -----------                  ---------------------


Item 6.        Management's Discussion and         2001 Annual Report to
               Analysis or Plan of Operation       Shareholders

Item 7.        Financial Statements                2001 Annual report to
                                                   Shareholders

Item 9.        Directors and Executive             Proxy Statement for 2002
               Officers of the                     Annual Meeting of
               Company;  Compliance                Shareholders to be filed
               with Section 16(a) of               no later than April 29,
               the Exchange Act.                   2002.

Item 10.       Executive Compensation              Proxy Statement for 2002
                                                   Annual Meeting of
                                                   Shareholders to be filed no
                                                   later than April 29, 2002.

Item 11.       Security Ownership of               Proxy Statement for 2002
               Certain Beneficial                  Annual Meeting of
               Owners and Management               Shareholders to be filed
                                                   no later than April 29, 2002.


Item 12.       Certain Relationships               Proxy Statement for 2002
               and Related                         Annual Meeting of
               Transactions                        Shareholders to be filed
                                                   no later than April 29, 2002.

                                     PART I
                                     ------

ITEM 1:    Description of Business

General
-------

     Sussex Bancorp (the "Company" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January, 1996 to serve as a holding company for Sussex Bank (the "Bank"). The company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended, (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on November 20, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Company for each outstanding share of the common stock of the Bank, $2.50 per share par value ("Bank Common Stock"). The only significant asset of the Company is its investment in the Bank. The Company's main office is located at 399 Route 23, Franklin, Sussex County, New Jersey 07416.

     The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The Bank operates from its main office at 399 Route 23, Franklin, New Jersey 07416, and its seven branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague, New Jersey; 33 Main
Street, Sparta, New Jersey; 455 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey; and 165 Route 206, Andover, New Jersey. In the second half of 2001, the name of the Bank was changed from The Sussex County State Bank to Sussex Bank.

     Effective October 1, 2001, the Company acquired all of the outstanding stock of Tri-State Insurance Agency, Inc. ("Tri-State"). Tri-State is a full service insurance agency located in Augusta, New Jersey. The purchase price paid by the Company for Tri-State was comprised of an upfront payment of $350,000 at closing, and deferred payments on the first, second and third anniversaries of the closing of $700,000 each, to be satisfied through a mix of cash and common stock of the Company, subject to adjustment based upon the net income of Tri-State as a subsidiary of the Bank.

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


Business of the Company
-----------------------

     The Company's primary business is ownership and supervision of the Bank and Tri-State, a subsidiary of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the Sussex County, New Jersey trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. In addition, during 1998, the Bank formed the Sussex Bancorp Mortgage Company (the "Mortgage Company"). The Mortgage Company originates one to four family mortgage loans for resale into the secondary market. Currently, all loans are sold servicing released, although the Company, through the Bank, may seek to service the loans it originates in the future. Tri-State, a subsidiary of the Bank, is a full service general insurance agency, offering both commercial and personal lines of insurance.

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

Employees

     At December 31, 2001, the Company employed 90 full-time employees and 20 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.


                           SUPERVISION AND REGULATION
                           --------------------------

        Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. Insurance agencies licensed in New Jersey are regulated under state law by the New Jersey Department of Banking and Insurance. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.



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

     In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

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

Insurance of Deposits
---------------------

        The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the "Deposit Act"), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.3 basis points of assessed deposits. During the early 1990's, the Bank acquired certain Savings Association Insurance Fund ("SAIF") insured deposits from the Resolution Trust Corporation. The Bank pays FICO assessments on these deposits at the higher SAIF rate. In 2000, the assessment on these SAIF deposits totaled $ 27,590.

Dividend Rights
---------------

        Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.


ITEM 2.   Description of Property

     The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its seven branch offices. The following table set forth certain information regarding the Company's properties as of December 31, 2001.

--------------------------------------------------------------------------------

                                                             DATE OF
LOCATION                         LEASED OR OWNED        LEASE EXPIRATION
--------------------------------------------------------------------------------

399 Route 23                          Owned                    N/A
Franklin, New Jersey
--------------------------------------------------------------------------------

7 Church Street                       Owned                    N/A
Vernon, New Jersey
--------------------------------------------------------------------------------

266 Clove Road                       Leased                April, 2002
Montague, New Jersey
--------------------------------------------------------------------------------
96 Route 206
Augusta, New Jersey                  Leased               August, 2006
--------------------------------------------------------------------------------

455 Route 23                           Owned(1)                N/A
Wantage, New Jersey
--------------------------------------------------------------------------------

15 Trinity Street                     Owned                    N/A
Newton, New Jersey
--------------------------------------------------------------------------------

165 Route 206                         Owned                    N/A
Andover, New Jersey
--------------------------------------------------------------------------------

100 Route 206                         Owned                    N/A
Augusta, New Jersey
--------------------------------------------------------------------------------
33 Main Street                        Owned                    N/A
Sparta, New Jersey
--------------------------------------------------------------------------------

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


ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

        No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2001.

                                     PART II
                                     -------

ITEM 5.    Market for Common Equity and Related Stockholder Matters

        The Common Stock trades on the American Stock Exchange, under the symbol "SBB". As of December 31, 2001, the Company had approximately 712 holders of record of the Common Stock.

        The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years:

--------------------------------------------------------------------------------

                                                             DIVIDENDS
        2001                HIGH               LOW            DECLARED
        ----                ----               ---            --------
--------------------------------------------------------------------------------

     4th Quarter          $10.38              $ 9.72         $ 0.06
--------------------------------------------------------------------------------

    3rd Quarter            11.25              10.37             0.05
--------------------------------------------------------------------------------

    2nd Quarter            10.50               9.50             0.07
--------------------------------------------------------------------------------

    1st Quarter            10.42              10.00             0.07
--------------------------------------------------------------------------------

                                                             DIVIDENDS
        2000                HIGH               LOW            DECLARED
        ----                ----               ---            --------
--------------------------------------------------------------------------------

     4th Quarter          $9 1/2              $8 1/2         $.07
--------------------------------------------------------------------------------

    3rd Quarter            8 1/2              7 3/4           .06
--------------------------------------------------------------------------------

    2nd Quarter            8 3/8              7 1/4            --
--------------------------------------------------------------------------------

    1st Quarter            8 5/8              8 1/8           .06
--------------------------------------------------------------------------------

ITEM 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

        The information required by this item is incorporated by reference from the Registrant's 2001 Annual Report to Shareholders under the caption "Management Discussion and Analysis."

ITEM 7.    Financial Statements

        The information required by this item is incorporated by reference from the Registrant's 2001 Annual Report to Shareholders under the caption "Consolidated Financial Statements."

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

        In 2001 the Registrant made the decision to change independent auditors. The Registrant has retained Arthur Andersen to serve as its independent auditors for the fiscal year ended December 31, 2001, and to replace Radics & Co., LLC, which had acted as the Company's independent auditors for the years ended December 31, 1999 and 2000. The decision to change auditors was recommended by the Registrant's Audit Committee. There have been no disagreements with Radics & Co., LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Radics & Co., LLC, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or auditing principles.


ITEM 9.  Directors and Executive  Officers of the  Registrant;  Compliance  with
             Section 16(a)
         -----------------------------------------------------------------------

        Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2002.

        The following table sets forth certain information about each executive officer of the Company who is not also a director.
                                                       Principal Occupation
        Name, Age and Position     Officer Since (1)   During Past Five Years
        ----------------------     ----------------    -------------------------

        Candace A. Leatham, 47         1984            Senior Vice President and
        Senior Vice President                          Treasurer of the Bank
        and Treasurer
-----------------------------
(1)  Includes prior service as an officer of the Bank.


ITEM 10.    Executive Compensation
            ----------------------

        Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2002.


ITEM 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

        Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2002 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange commission no later than April 29, 2002.


ITEM 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

        Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2002.


ITEM 13.    Exhibits, List and Reports on Form 8-K
            --------------------------------------

        (a)  Exhibits

        Exhibit
        Number Description of Exhibits

        2      Stock Purchase Agreement, dated as of September 28, 2001 (1)

        3(i)   Certificate of Incorporation of the Company (2)

        3(ii)  Bylaws of the Company(2)

        10(i)  1995 Incentive Stock Option Plan(2)

        10(ii) 1995 Stock Option Plan for Non-Employee Directors(2)

        10(iii)1988 Non-Qualified Stock Option(2)

        10(iv) Employment Agreement with Donald Kovach (2)

        10(v)  Employment Agreement of George Lista (1)

        10(vi) Employment Agreement of George Harper (1)

        13     Annual Report to Shareholders for the year ended December 31,2001

        21     Subsidiaries of the Registrant

        23(i)  Consent of Arthur Andersen LLP

        23(ii) Consent of Radics & Co., LLP

        99     Letter Pursuant to Temporary Note 3T.

--------------------------
(1) Incorporated by reference from Exhibits 2, 10(a) and 10(b) of the Registrant's Current Report on Form 8-K filed October 4, 2001.

(2) Incorporated by reference from Exhibits 5(B)(1) to 5(B)(27) from the Company's Registration Statement on form 8-B, Registration No. 1-12569.

(b)     Reports on form 8-K

        Date Filed                   Item
        -------------------------    -------------------------------------------

        October 4, 2001              Item 5 - Announcing the acquisition
                                     of Tri-State Insurance Agency, Inc.

        October 25, 2001             Item 5 - Announcing the third quarter
                                     results.



                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SUSSEX BANCORP
                                 --------------


                                            By: /s/  Donald L. Kovach
                                                     ----------------
                                                   Donald L. Kovach
                                                   Chairman of the Board and
Dated:  March 20, 2002                             Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        NAME                      TITLE                           DATE


/s/_Donald L. Kovach              Chairman of the Board and       March 20,2002
    ----------------

   Donald L. Kovach               Chief Executive Officer


/s/_Candace A. Leatham            Treasurer (Principal Financial  March 20,2002
    ------------------

   Candace A. Leatham             Officer and Principal
                                  Accounting Officer)
/s/_Irvin Ackerson                Director                        March 20,2002
    --------------

    Irvin Ackerson


/s/__William E. Kulsar            Secretary and Director          March 20,2002
     -----------------

    William E. Kulsar


/s/__Joel D. Marvil               Director                        March 20,2002
     --------------

      Joel D. Marvil


/s/__Richard Scott                Director                        March 20,2002
     --------------

      Richard Scott


/s/__Terry H. Thompson            Director                        March 20,2002
     ------------------

      Terry H. Thompson


/s/__Joseph Zitone                Director                        March 20,2002
     --------------

     Joseph Zitone