Form 10QSB
period 2002-03-31
SUSSEX BANCORP
filed 2002-05-01
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               ___________________

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


Commission file number 0-29030
                       -------

                                 SUSSEX BANCORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                      22-3475473
--------------------------------                        ---------------------
(State of other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                           Identification No.)

    399 Route 23, Franklin, New Jersey                           07416
----------------------------------------                       -----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code) (973) 827-2914
                                                ----------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

As of April 30, 2002 there were 1,653,637 shares of common stock, no par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)

                                   (Unaudited)

ASSETS                                                                March 31, 2002    December 31, 2001
------                                                                --------------    -----------------

Cash and Due from Banks                                                   $7,644               $6,150
Federal Funds Sold                                                        27,195               34,885
                                                                        --------             --------
   Total Cash and Cash Equivalents                                        34,839               41,035

Time Deposits in Other Banks                                               7,100                3,100

Securities available for sale, at estimated fair value                    48,045               42,712

Loans (Net of Unearned Income)                                           104,656              106,148
   Less:  Allowance for Possible Loan Losses                               1,217                1,143
                                                                        --------             --------
        Net Loans                                                        103,439              105,005

Other Real Estate Owned                                                      190                  187
Premises and Equipment, Net                                                4,851                4,925
Federal Home Loan Bank Stock                                                 685                  685
Goodwill and Intangible Assets                                             2,437                2,455
Accrued Interest Receivable                                                1,038                  964
Other Assets                                                               2,455                2,275
                                                                        --------             --------

Total Assets                                                            $205,079             $203,343
                                                                        --------             --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Demand                                                             $26,222              $26,252
      Savings                                                             92,703               89,317
      Time                                                                45,240               48,776
      Time of $100,000 and over                                           16,201               14,209
                                                                        --------             --------
   Total Deposits                                                        180,366              178,554

Federal Home Loan Bank Advances                                           10,000               10,000
Other Liabilities                                                          2,528                2,552
                                                                        --------             --------

Total Liabilities                                                        192,894              191,106
                                                                        --------             --------

Stockholders' Equity:
Common Stock, No Par Value
   Authorized 5,000,000 Shares, Issued
   1,677,374 in 2002 and 1,672,765 in 2001                                 7,771                7,732
Retained Earnings                                                          4,639                4,509
Treasury Stock, 23,708 Shares in 2002 13,708 Shares in 2001                (232)                (127)
Accumulated other comprehensive income, net of income tax                      7                 123
                                                                        --------             --------
Total Stockholders' Equity                                                12,185               12,237
                                                                        --------             --------

Total Liabilities and Stockholders' Equity                              $205,079             $203,343
                                                                        ========             ========


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                                  CONSOLIDATED
                              STATEMENTS OF INCOME

                        (In Thousands Except Share Data)

                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,


                                                                             2002                      2001
                                                                             ----                      ----
INTEREST INCOME
   Interest and Fees on Loans                                              $1,917                    $2,074
   Interest on Time Deposits                                                   17                        13
   Interest on Securities:
      Taxable                                                                 448                       575
      Exempt from Federal Income Tax                                          100                        67
   Interest on Federal Funds Sold                                             125                       216
                                                                            -----                     -----
         Total Interest Income                                              2,607                     2,945
                                                                            -----                     -----

INTEREST EXPENSE
   Interest on Deposits:                                                      829                     1,360
   Interest Expense on Federal Funds Purchased                                124                       124
                                                                            -----                     -----
        Total Interest Expense                                                953                     1,484
                                                                            -----                     -----

Net Interest Income                                                         1,654                     1,461
Provision for Possible Loan Losses                                             75                        63
                                                                            -----                     -----
Net Interest Income After Provision for Loan Losses                         1,579                     1,398
                                                                            -----                     -----

NON-INTEREST INCOME
   Service charges on Deposit Accounts                                        141                       122
   Gain on Sale of Loans Held for Sale                                         18                         1
   Investment Brokerage Fees                                                   72                        34
   Insurance Commissions and Fees                                             428                         0
   Other Income                                                               106                        92
                                                                            -----                     -----
       Total Non-Interest Income                                              765                       249
                                                                            -----                     -----

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                           1,091                       739
   Occupancy Expense, Net                                                     147                       135
   Furniture and Equipment Expense                                            216                       152
   Stationary and Supplies                                                     38                        26
   Advertising and Promotion                                                  111                        43
   Audit and Exams                                                             36                        31
   Amortization of Intangibles                                                 33                        21
   Other Expenses                                                             348                       208
                                                                            -----                     -----
      Total Non-Interest Expense                                            2,020                     1,355
                                                                            -----                     -----

Income Before Provision for Income Taxes                                      324                       292
Provision for Income Taxes                                                     93                        82
                                                                            -----                     -----
      Net Income                                                             $231                      $210
                                                                             ====                      ====

Net Income Per Common Share-Basic                                           $0.14                     $0.13
                                                                            =====                     =====
Net Income Per Common Share-Diluted                                         $0.13                     $0.13
                                                                            =====                     =====

Weighted Average Shares Outstanding-Basic                               1,658,741                 1,617,571
Weighted Average Shares Outstanding-Diluted                             1,733,057                 1,635,683




                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)



                                                            Three Months Ended

                                                                 March 31,


                                                                2001    2000
                                                                ----    ----

Net Income                                                      $231    $210

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Available for Sale Securities       (116)    266
                                                               --------------

   Comprehensive Income                                         $115    $476
                                                               ==============


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (Unaudited)




                                                                                          Accumulated
                                                                                             Other        Total
                                                      Common      Retained    Treasury   Comprehensive Stockholders
                                                       Stock      Earnings     Stock        Income        Equity
                                                       -----      --------     -----        ------        ------

Balance December 31, 2001                             $7,732      $4,509      ($127)           $123     $12,237

Net Income for the Period                                            231                                    231
Cash Dividend                                                       (101)                                  (101)
Purchase of Treasury Shares                                                    (105)                       (105)
Stock Options Exercized                                   10                                                 10
Shares Issued Through Dividend Reinvestment Plan          29                                                 29
Change in Unrealized Loss in Securities, Available
for Sale                                                                                       (116)       (116)

                                                   -------------------------------------------------------------
Balance March 31, 2002                                $7,771      $4,639      ($232)             $7     $12,185
                                                   =============================================================


                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              2002           2001
                                                                              ----           ----
Cash Flows from Operating Activities:
 Net Income                                                                  $    231      $    210
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
 Depreciation and Amortization of Premises and Equipment                          150           112
 Amortization of Intangible Assets                                                 33            21
 Premium Amortization of Securities, net                                          117            16
 Provision for Possible Loan Losses                                                75            63
 Amortization of Loan Origination and Commitment Fees, net                        (10)          (17)
 Deferred Federal Income Tax (Increase)                                          (171)           (1)
 Increase in Accrued Interest Receivable                                          (74)          (16)
 Increase in Cash Value of Life Insurance Policy                                  (14)          (13)
 Decrease in Other Assets                                                          74            21
 Increase (Decrease) in Accrued Interest and Other Liabilities                    (24)          121
                                                                             --------      --------

  Net Cash Provided by Operating Activities                                       387           517
                                                                             --------      --------

Cash Flow from Investing Activities:
 Securities Available for Sale:
  Proceeds from Maturities and Paydowns                                         6,142         1,188
  Proceeds from Sales/Calls Prior to Maturity                                   1,000         5,745
  Purchases                                                                   (12,786)      (14,494)
 Securities Held to Maturity:
  Proceeds from Maturities                                                          0         1,215
  Purchases                                                                         0          (532)
 Net Purchases of Time Deposits in Other Banks                                 (4,000)       (1,000)
 Net Decrease (Increase) in Loans Outstanding                                   1,501        (1,602)
 Capital Expenditures                                                             (82)         (317)
 Net Increase in Other Real Estate                                                 (3)            0
                                                                             --------      --------

  Net Cash (Used In) Investing Activities                                      (8,228)       (9,797)
                                                                             --------      --------

Cash Flows from Financing Activities:
 Net Increase in Total Deposits                                                 1,812        20,121
 Purchase of Treasury Stock                                                      (105)            0
 Sale of Common Stock                                                               0         1,144
 Exercise of Stock Options                                                         10            16
 Payment of Dividends Net of Reinvestment                                         (72)           40
                                                                             --------      --------

  Net Cash Provided by Financing Activities                                     1,645        21,321
                                                                             --------      --------


Net Increase (Decrease) in Cash and Cash Equivalents                         ($ 6,196)     $ 12,041

Cash and Cash Equivalents, Beginning of Period                                 41,035        12,920

                                                                             --------      --------
Cash and Cash Equivalents, End of Period                                     $ 34,839      $ 24,961
                                                                             ========      ========

                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

     Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for the Sussex Bank, formerly Sussex County State Bank ("the Bank"). The Bank is the only active subsidiary of the Company at March 31, 2002. The Bank operates eight banking offices all located in Sussex County and pursuant to an acquisition which was consummated on October 1, 2001, is the parent of Tri-State Insurance Agency, Inc., a full service insurance agency located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

     The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2001.

2.  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

3.  Securities

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                            March 31, 2002            December 31, 2001
                                                       Amortized       Market       Amortized      Market
                                                          Cost         Value           Cost        Value
                                                          ----         -----           ----        -----

Available For Sale:
   US Treasury securities and Obligations of
      US Government Corporations and Agencies           $30,339       $30,450         $29,292      $29,571
   Corporate Bonds                                        6,702         6,678           4,605        4,661
   Obligations of State and Political subdivisions       10,096        10,065           7,714        7,626
   Equity Securities                                        899           852             899          854
                                                            ---           ---             ---          ---

Total Available for Sale Securities                     $48,036        48,045         $42,510      $42,712
                                                        =====================         ====================


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

On October 1, 2001, the Company, through its Sussex Bank subsidiary, acquired Tri-State Insurance Agency, Inc. The purchase price paid by the Company for Tri-State was comprised of an upfront cash payment at closing, and deferred payments on the first, second and third anniversaries of the closing. These deferred payments will be satisfied through a mix of cash and common stock of the Company, with the number of shares issued based, in part, upon the then-current market price of the Company's common stock. The deferred payments are subject to downward adjustment based upon the net income of Tri-State as a subsidiary of Sussex Bank. The estimated number of shares to be issued to the former principals of Tri-State on the first three anniversaries of the acquisition will be deemed outstanding for purposes of calculating the Company's diluted earnings per share in future periods, although they will not be deemed outstanding until issued for purposes of calculating the Company's basic earnings per share. The estimated number of shares to be issued for purposes of the Company's diluted earnings per share will be calculated based upon Tri-State's earnings to date at the time of calculation and the Company's then current stock price. The actual number of shares issued by the Company to the former principals of Tri-State may vary significantly from these estimates, and will not be known until such time as the shares are actually issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

               Three Months ended March 31.2002 and March 31,2001

                                    OVERVIEW

The Company realized net income of $231 thousand for the first quarter of 2002, an increase of $21 thousand from the $210 thousand reported for the same period in 2001. Basic earnings per share increased from $0.13 in the first quarter of 2001 to $0.14 for the first quarter of 2002. Diluted earnings per share were $0.13 in the first quarter of both 2002 and 2001. The results reflect a substantial decrease in interest expense due to declining market rates of interest, partially offset by a decrease in interest income, coupled with an increase in non-interest income earned through Tri-State Insurance Agency, Inc. ("Tri-State"). The Company did not acquire Tri-State until October 1, 2001, and so Tri-State's results are not included in the quarter ended March 31, 2001.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income decreased $338 thousand, or 11.5%, to $2.6 million for the quarter ended March 31, 2002 from $2.9 million for the same period in 2001. This decrease was primarily attributable to a 163 basis point decrease in average rate earned, on a fully taxable equivalent basis, from 7.38% during the first quarter of 2001 to 5.75% in the first quarter of 2002. Offsetting the rate decrease was an increase of $23.4 million in average first quarter balances from $162.8 million in 2001 to $186.6 million in 2002. The effect of the rate decline exceeded the volume increases in average balances. The largest impact of the rate decline was in other assets, which include federal funds sold, time deposits, and FHLB stock dividends. While the average rate earned with other assets decreased to 1.76% in the first quarter of 2002 from 5.93% during the first quarter of 2001, its average balance increased 98.5% to $34.3 million from $17.3 million during the same periods, resulting in a decrease in interest earned on other assets of $104 from $253 thousand in the first three months of 2001 to $149 thousand in the first quarter of 2002. The same scenario exits in the loan portfolio where the average rate earned on loans decreased 86 basis points to 7.33% from 8.19% and average loan balance increased 3.3% from $102.7 million to $106.1 million from first quarter 2001 to first quarter 2002. Loan interest income declined by $157 thousand to $1.9 million in the first quarter of 2002 from $2.1 million in the first three months of 2001. Taxable investment securities average balances fell by $333 thousand and the average rate earned dropped by 119 basis points, lowering income by $110 thousand. However the average balance of tax exempt securities increased by $3.6 million from $6.6 million for the first quarter 2001 to $10.2 million during the first three months of 2002. The average rate earned increased by 22 basis points and interest income increased by $52 thousand over the three-month periods. The effects of both market changes in interest rates and larger average balances in lower yielding other assets resulted in lower interest income for the first quarter of 2002 compared to the first quarter if 2001.

Interest Expense. The Company's interest expense for the first quarter of 2002 decreased $531 thousand, or 35.8% to $1.0 million from $1.5 million in the first quarter of 2001, as the average balance of interest bearing liabilities increased $23.6 million, or 17.0% to $162.4 million during the first quarter of 2002 from $138.8 million in the same period of 2001. Interest expense on time deposits, the largest component of the decrease, decreased $311 thousand, or 36.4% to $543 thousand as the average balance in time deposits decreased $1.9 million, or 3.2% in the first quarter of 2002 compared to the same period in 2001. As a result of a large scale marketing promotion for low cost deposits which began in the fourth quarter of 2001, NOW deposit average balances have grown $16.5 million, or 108.6%, from $15.2 million during the first quarter 2001 to $31.7 million in the first quarter of 2002. The interest expense on NOW deposits increased $17 thousand from $55 thousand in the first quarter of 2001 to $72 thousand in the same period of 2002, while the average interest rate paid decreased 55 basis points from 1.47% to 0.92% during the same periods. Year to date average savings deposits reflect an increase of $12.3 million, or 26.9%, in average balances during the first quarter of 2002 from the first quarter of 2001 and a decrease in interest expense of $185 thousand to $206 thousand from $391 thousand during the same first quarter periods. Money market deposits saw a decline in average balances of $3.3 million, or 48.2%, from $6.8 million to $3.5 million from first quarter 2001 to first quarter 2002. Large municipal deposit balances were transferred from money market sweep deposit accounts to NOW deposit accounts during the first quarter of 2002, as the average rate paid on money market deposit accounts fell during the first quarter of 2002. The interest expense on money market deposits declined 265 basis points from 3.57% during the first quarter of 2001 to 0.92% in the same period in 2002. Average borrowed funds remained constant at $10 million from first quarter 2001 compared to the first quarter of 2002. The Company entered into three ten year callable Federal Home Loan Bank advances totaling $10 million in December 2000 at an average rate of 4.96% and quarterly interest expense of $124 thousand. The FHLB advances were an investment strategy used to payoff short-term borrowings and to have liquidity available to purchase investments. The Company's average cost of funds decreased 196 basis points to 2.38% for the first quarter of 2002 from 4.34% for the first quarter in 2001. This decrease in the average cost of funds was the result of the Company decreasing its rates of interest paid on all deposit accounts as market rates of interest fell during the first quarter of 2002 compared to the average rates paid in the first quarter of 2001.


The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.



                               Comparative Average
                                 Balance Sheets
                          Three Months Ended March 31,

                                                                 2002                               2001
                                                                 ----                               ----
                                                              Interest Average Rates              Interest Average Rates
                                                     Average   Income/    Earned/       Average    Income/    Earned/
                                                    Balance   Expense      Paid         Balance   Expense      Paid
                                                    -------   -------      ----         -------   -------      ----
Assets                                                                    (Dollars in Thousands)
  Interest Earning Assets:
      Taxable Loans (net of unearned income)         $106,084    $1,917        7.33%     $102,668    $2,074        8.19%
      Tax Exempt Securities                            10,212       137        5.44%        6,605        85        5.22%
      Taxable Investment Securities                    35,913       441        4.98%       36,246       551        6.17%
      Other (1)                                        34,340       149        1.76%       17,299       253        5.93%
                                                  ----------------------             -----------------------
   Total Earning Assets                              $186,549    $2,644        5.75%     $162,818    $2,963        7.38%

   Non-Interest Earning Assets                        $18,247                             $13,064
   Allowance for Possible Loan Losses                ($1,181)                            ($1,005)

                                                  ------------                       -------------
Total Assets                                         $203,615                            $174,877
                                                  ============                       =============



Liabilities and Shareholders'  Equity
   Interest Bearing Liabilities:
      NOW Deposits                                    $31,712       $72        0.92%      $15,203       $55        1.47%
      Savings Deposits                                 58,090       206        1.44%       45,763       391        3.47%
      Money Market Deposits                             3,534         8        0.92%        6,825        60        3.57%
      Time Deposits                                    59,064       543        3.73%       60,997       854        5.68%
      Borrowed Funds                                   10,000       124        4.96%       10,000       124        4.96%
                                                  ----------------------             -----------------------
   Total Interest Bearing Liabilities                $162,400      $953        2.38%     $138,788    $1,484        4.34%

   Non-Interest Bearing Liabilities:
      Demand Deposits                                 $26,465                             $24,111
      Other Liabilities                                 2,413                                 767
                                                  ------------                       -------------
   Total Non-Interest Bearing Liabilities             $28,878                             $24,878

   Shareholders' Equity                               $12,337                             $11,211

                                                  ------------                       -------------
Total Liabilities and Shareholders' Equity           $203,615                            $174,877
                                                  ============                       =============

Net Interest Differential                                        $1,691                              $1,479
Net Interest Margin                                                            3.37%                               3.04%
Net Yield on Interest-Earning Assets                                           3.68%                               3.68%

(1) Includes FHLB stock, federal funds sold, and time deposits

Net-Interest Income. The net interest income for the first quarter of 2002 increased $212 thousand over the same period last year. This increase was the result of liabilities repricing faster and lower then earning assets in a declining market rate environment and the Company's ability to increase it's average balances of low cost interest bearing liabilities, thereby further reducing its cost of funds. The net interest margin increased, on a fully taxable equivalent basis, by 33 basis points to 3.37% and the net yield on interest-bearing assets remained constant at 3.68% in both first quarter periods.

Provision for Loan Losses. For the three months ended March 31, 2002 the provision for possible loan losses was $75 thousand compared to $63 thousand for the first quarter ended March 31, 2001. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Non-Interest Income. For the first quarter of 2002, total non-interest income increased $516 thousand, or 235.6%, from the same period in 2001. On October 1, 2001 the Company acquired Tri-State and in the first quarter of 2002 the subsidiary contributed $428 thousand in insurance commission and fee income to non-interest income that was not present in the first quarter of 2001. Investment brokerage fee income increase by $38 thousand, or 111.8%, to $72 thousand for the period ending March 31, 2002 compared to $34 thousand earned during the first quarter of 2001. Service charges on deposit accounts increased $19 thousand to $141 thousand and other income increased $14 thousand to $106 thousand for the quarter ended March 31, 2002. These increases in service charges on deposit accounts and other income are credited to the growth in the Company as a result of the marketing promotion. The Company also earned $18 thousand on gains on the sale of loans held for sale during the first quarter of 2002 compared to a $1 thousand gain reported during the first three months of 2001.

Non-Interest Expense. For the quarter ended March 31, 2002, non-interest expense increased $665 thousand from the same period last year. The additional non-interest expense in the first quarter 2002 attributed to Tri-State totaled $366 thousand. Net of Tri-State's salaries and employee benefits, the Company's salaries and employee benefits increased $123 thousand, or 16.6%, as salaries increased $113 thousand and employee benefits increased $10 thousand from the addition of six full time and one part time position since the end of the quarter ended March 31, 2001. Other non-interest expense increases from first quarter 2001 to first quarter 2002, net of Tri-State's expenses, were advertising and promotion expense increase of $59 thousand due to the aggressive deposit promotion which began in the forth quarter of 2001, furniture and equipment expense of $44 thousand from computer network upgrades and costs associated with the Bank subsidiary name change from The Sussex County State Bank to Sussex Bank during forth quarter 2001, and other expenses increase of $60 thousand relative to normal expenditures attributed to the growth of the Company.

Income Taxes. Income tax expense increased $11 thousand to $93 thousand for the three months ended March 31, 2002 as compared to $82 thousand for the same period in 2001. The increase in income taxes resulted from a higher level of income before income taxes in 2002 compared to 2001.

                               FINANCIAL CONDITION

                 March 31, 2002 as compared to December 31, 2001

Total assets increased to $205.1 million at March 31, 2002, a $1.8 million increase from total assets of $203.3 million at December 31, 2001. Increases in total assets include net purchases of $5.3 million in securities available for sale and time deposits in other banks of $4.0 million. These asset increases were financed through a reduction in federal funds sold of $7.7 million and a decrease in net loans of $1.6 million. An increase in cash and due from banks of $1.5 million was funded by an increase in total deposits of $1.8 million from $178.6 million at year-end 2001 to $180.4 million on March 31, 2002. Total stockholder's equity remained the same at $12.2 million from December 31, 2001 to March 31, 2002, as the Company's net income for the three month period of $231 thousand was offset by payment of a cash dividend of $101 thousand and the purchase of treasury stock of $105 thousand.

Total loans at March 31, 2002 decreased $1.5 million to $104.6 million from $106.1 million at year-end 2001. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The balance in construction loans decreased $1.5 million from $8.5 million at December 31, 2001 to $7.0 million on March 31, 2002 as a result of a payoff of one construction loan with a balance of $1.4 million and which did not roll over into permanent financing with the Company. Other minor shifts in ending balances occurred between December 31, 2001 and March 31, 2002 according to loan demand.

The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                  March 31, 2002                     December 31, 2001
                                           ------------------------------       -----------------------------
                                               Amount        Percent                Amount        Percent
                                           ------------------------------       -----------------------------
                                                                (Dollars In Thousands)

Commercial and Industrial                          $8,566        8.19%                $8,065       7.60%
Real Estate-Non Residential Properties             34,477       32.94%                34,811      32.79%
Residential Properties  (1-4 Family)               51,700       49.40%                51,433      48.45%
Construction                                        7,012        6.70%                 8,515       8.02%
Loans to Individuals                                2,253        2.15%                 2,245       2.12%
Other Loans                                           648        0.62%                 1,079       1.02%

   Total Loans                                   $104,656      100.00%              $106,148     100.00%
                                           ============================        ==========================


Federal funds sold decreased by $7.7 million to $27.2 million at March 31, 2001 from $34.9 million on December 31, 2001 and time deposits on other banks increased by $4 million at March 31, 2002 from December 31, 2001. Despite the decline in the period end balances for federal funds sold, the average balance in other earning assets, which includes federal funds sold and time deposits, for the first quarter of 2002 was $34.3 million, an increase of $17.0 million, an over the average balance of other earning assets for the first quarter of 2001. During 2001 in a declining rate environment, deposits increased faster than investment opportunities and the excess funds were invested in short-term federal funds and time deposits in other banks, raising our federal funds sold to their present average level for the quarter. These funds will be used to fund future loan demand, with excess liquidity used to purchase investment securities. Four million dollars in federal funds sold was transferred to time deposits in other banks during the first quarter of 2002, accounting for the period end decline in federal funds sold and the increase in time deposits in other banks.

Securities, available for sale, at market value, increased $5.3 million, or 12.5%, from $42.7 million at year-end 2001 to $48.0 million on March 31, 2002. The Company purchased $12.8 million in new securities in the first three months of 2002 and $7.1 million in available for sale securities matured, were called and were repaid. There were $193 thousand in recorded unrealized losses in the available of sale portfolio during the first three months of 2002. There were no held to maturity securities at March 31, 2002 or at year-end 2001.

Total year to date average deposits increased $12.8 million, or 7.7%, to $178.9 million during the first three months of 2002 from the twelve-month average of $166.1 million for the year ended December 31, 2001. NOW deposits increased by $13.8 million, savings deposits increased by $7.8 million, and demand deposits increased by $1.1 million. Offsetting these increases were decreases in money market deposits of $3.5 million and time deposits of $6.4 million. As discussed earlier, the increase in NOW and savings deposits was due to an ongoing promotion of interest bearing deposits since the forth quarter of 2001. After aggressively pricing time deposits in the first quarter of 2001, many of those deposits repriced in the first quarter of 2002 at lower market rates of interest and the decrease in the average balance of time deposits reflects the withdrawal of matured time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

The following schedule presents the components of deposits, for each period presented.

                                    Three Months Ended      Twelve Months Ended
                                      March 31, 2002         December 31, 2001
                                   --------------------    ---------------------
                                     Average   Percent       Average   Percent
                                     Balance  of Total       Balance   of Total
 Deposits:
     NOW Deposits ................ $ 31,712    17.73%      $ 17,885     10.76%
     Savings Deposits ............   58,090    32.48%        50,334     30.30%
     Money Market Deposits .......    3,534     1.98%         7,029      4.23%
     Time Deposits ...............   59,064    33.02%        65,486     39.42%
     Demand Deposits .............   26,465    14.79%        25,412     15.29%
                                     ------    ------        ------     ------

Total Deposits ................... $178,865   100.00%      $166,146    100.00%
                                   ========   ======       ========    ======

ASSET QUALITY

At March 31, 2002, non-performing loans decreased $342 thousand to $2.2 million, as compared to $2.5 million at December 31, 2001. One construction credit with a value of $1.5 million at December 31, 2001 was transferred to non-accrual during the third quarter of 2001. As of March 31, 2002 the construction credit has been reduced by $586 thousand to a remaining balance of $900 thousand. The credit represents a loan participation secured by seventeen completed condominium units located in Piermont, New York. The Bank has been negotiating with the lead bank for the loan on the allocation of payments. Management believes the Bank is adequately collateralized regarding this credit and does not anticipate a material loss.

The following table provides information regarding risk elements in the loan portfolio:

                                                   March 31       December 31
                                                     2002            2001
                                                     ----            ----

Non-accrual loans ..............................$   2,152       $   2,494
Non-accrual loans to total loans ...............     2.06%           2.35%
Non-performing loans to total assets ...........     1.14%           1.32%
Allowance for possible loan losses as a
  percentage of non-performing loans ...........    56.55%          45.83%
Allowance for possible loan losses to
  total loans...................................     1.16%           1.08%

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

At March 31, 2002, the allowance for possible loan losses was $1.2 million, up 6.5% from the $1.1 million at year-end 2001. There were $2 thousand in charge offs and $1 thousand in recoveries reported in the first three months of 2002. The allowance for possible loan losses as a percentage of total loans was 1.16% at March 31, 2002 compared to 1.08% on December 31, 2001.


LIQUIDITY MANAGEMENT

At March 31, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2002, liquid investments totaled $34.8 million, and all mature within 30 days.

It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2002, had the ability to borrow a total of $22.6 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.9 million. In December of 2000 the Company borrowed against its one to four family mortgages and entered into three long term FHLB advances totaling $10 million. The three borrowings, which have an average interest rate of 4.96%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2003, respectively. These borrowings were used to restructure maturing short-term debt of $4 million and make available funds to purchase higher yielding investments.

CAPITAL RESOURCES

Total stockholders' equity remained constant at $12.2 million at March 31, 2002 and year-end 2001. Activity in stockholder's equity consisted of a net increase in retained earnings of $130 thousand derived from $231 thousand in net income earned during the first three months of 2002, offset by a $101 thousand payment for cash dividends. Treasury stock purchases of $105 thousand and an unrealized loss on securities, available for sale of $116 thousand were decreases to stockholder's equity offset by $10 thousand in stock options exercised and $29 thousand for shares issued through the dividend reinvestment plan.

At March 31, 2002 each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2002 for both, the Company and the Bank as well as the minimum regulatory requirements.

                         Amount          Ratio         Amount      Minimum Ratio
                         ------          -----         ------      -------------
The Company:
Leverage Capital         $9,711          4.83%         $8,037             4%

Tier 1 - Risk Based       9,711          8.38%          4,637             4%

Total Risk-Based          10,928         9.43%          9,273             8%

The Bank:
Leverage Capital          9,381          4.67%          8,036             4%

Tier 1 Risk-Based         9,381          8.11%          4,627             4%
Total Risk-Based         10,598           9.16%         9,254             8%

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

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the new standard goodwill will no longer be subject to amortization over its estimated useful life. Rather goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. An acquired intangible asset would be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirers intent to do so. All of the provisions of this Statement should be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The adoption of this new pronouncement did not have a material impact on the Company's financial position or results of operations.


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

    Not applicable

Item 5.    Other Information
           -----------------

    Not applicable

Item 6.    Exhibits and Report on form 8-K
           -------------------------------

    (a).  Exhibits

           None

    (b).   Reports on Form 8-K


    Filing Date      Item Number       Description
    -----------      -----------       -----------
    March 1, 2002        5         Reporting the registrant's year-end results

    April 23, 2002       4         The Registrant announced that it had replaced Arthur Andersen, LLP as its independent auditors with Beard Miller Company, LLC.


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