Form 10QSB
period 2002-06-30
SUSSEX BANCORP
filed 2002-08-07
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------


                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-29030
                                                -------

                                 SUSSEX BANCORP
         --------------------------------------------------------------
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


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

As of August 1, 2002 there were 1,661,083 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                           Page(s)

Item 1           Financial Statements and Notes to Consolidated             1
                 Financial Statements (Unaudited)

Item 2           Management's Discussion and Analysis of                    9
                 Financial condition and Results of Operations


Part II - Other Information


Item 1           Legal Proceedings                                         14

Item 2           Changes in Securities                                     14

Item 3           Defaults Upon Senior Securities                           14

Item 4           Submission of Matters to a Vote of Security Holders       14

Item 5           Other Information                                         14

Item 6           Exhibits and Reports on Form 8-K                          14

Signatures                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                                   June 30, 2002               December 31, 2001
------                                                   -------------               -----------------

Cash and Due from Banks                                      $10,481                       $6,150
Federal Funds Sold                                            21,215                       34,885
                                                             -------                     --------
   Total Cash and Cash Equivalents                            31,696                       41,035

Time Deposits in Other Banks                                   6,100                        3,100

Securities Available for Sale, at Fair Value                  55,639                       42,712

Loans (Net of Unearned Income)                               107,616                      106,148
   Less:  Allowance for Loan Losses                            1,292                        1,143
                                                             -------                     --------
        Net Loans                                            106,324                      105,005

Other Real Estate Owned                                          197                          187
Premises and Equipment, Net                                    4,814                        4,925
Federal Home Loan Bank Stock, at Cost                            667                          685
Intangible Assets, Net                                           677                          743
Goodwill                                                       1,757                        1,712
Accrued Interest Receivable                                    1,190                          964
Other Assets                                                   2,156                        2,275
                                                             -------                     --------

Total Assets                                                 211,217                     $203,343
                                                             =======                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Noninterest-Bearing Demand                             $27,900                      $26,252
      Savings, Club and Interest-Bearing Demand               99,964                       89,317
      Time of Less than $100                                  43,610                       48,776
      Time of $100 and Over                                   14,392                       14,209
                                                             -------                     --------
   Total Deposits                                            185,866                      178,554

Long-Term Debt                                                10,000                       10,000
Other Liabilities                                              2,548                        2,552
                                                             -------                     --------

Total Liabilities                                            198,414                      191,106

Stockholders' Equity:
   Common Stock, No Par Value; Authorized 5,000,000
      Shares; Issued 1,683,262 in 2002 and 1,672,765 in
      2001; Outstanding 1,659,550 in 2002 and
      1,659,057 in 2001                                        7,817                        7,732
   Retained Earnings                                           4,871                        4,509
   Treasury Stock, at cost; 23,712 Shares in 2002 13,708
    Shares in 2001                                              (232)                        (127)
   Accumulated Other Comprehensive Income, Net of Income
    Tax                                                          347                          123
                                                             -------                     --------
Total Stockholders' Equity                                    12,803                       12,237
                                                             -------                     --------

Total Liabilities and Stockholders' Equity                   211,217                     $203,343
                                                            ========                     ========


                 See Notes to Consolidated Financial Statements


                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                  (Unaudited)


                                                            Three Months Ended                  Six Months Ended
                                                                  June 30                           June 30

                                                           2002             2001             2002             2001
                                                           ----             ----             ----             ----
INTEREST INCOME
   Interest and Fees on Loans                             $1,900           $2,037           $3,817           $4,111
   Interest on Securities:
      Taxable                                                499              595              947            1,170
      Exempt from Federal Income Tax                         116               66              216              133
   Interest on Federal Funds Sold                            112              220              237              436
   Interest on Time Deposits                                  33               46               50               59
                                                          ------           ------           ------           ------
         Total Interest Income                             2,660            2,964            5,267            5,909

INTEREST EXPENSE
   Interest on Deposits                                      710            1,356            1,539            2,716
   Interest on Borrowings                                    125              125              249              249
                                                          ------           ------           ------           ------
        Total Interest Expense                               835            1,481            1,788            2,965

Net Interest Income                                        1,825            1,483            3,479            2,944

Provision for Loan Losses                                     75               63              150              126
                                                          ------           ------           ------           ------

Net Interest Income After Provision for Loan Losses
                                                           1,750            1,420            3,329            2,818
NON-INTEREST INCOME
   Service charges on Deposit Accounts                       174              139              315              261
   Gain on Sale of Loans Held for Sale                         6                5               24                6
   Investment Brokerage Fees                                  76               52              148               86
   Insurance Commissions and Fees                            434                0              862                0
   Other Income                                              142              149              248              241
                                                          ------           ------           ------           ------
      Total Non-Interest Income                              832              345            1,597              594

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                          1,138              755            2,229            1,494
   Occupancy, Net                                            149              112              296              247
   Furniture and Equipment                                   214              158              430              310
   Stationary and Supplies                                    41               28               79               54
   Advertising and Promotion                                 131               57              242              100
   Audit and Exams                                            30               32               66               63
   Amortization of Intangibles                                32               21               65               42
   Other Expenses                                            372              255              720              463
                                                          ------           ------           ------           ------
      Total Non-Interest Expense                           2,107            1,418            4,127            2,773

Income Before Provision for Income Taxes                     475              347              799              639
Provision for Income Taxes                                   144              107              237              189
                                                          ------           ------           ------           ------
      Net Income                                          $  331           $  240           $  562           $  450
                                                          ======           ======           ======           ======

Net Income Per Common Share-Basic                         $ 0.20           $ 0.15           $ 0.34           $ 0.28
                                                          ======           ======           ======           ======
Net Income Per Common Share-Diluted                       $ 0.19           $ 0.14           $ 0.33           $ 0.27
                                                          ======           ======           ======           ======

                 See Notes to Consolidated Financial Statements



                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)



                                                    Three Months Ended      Six Months Ended
                                                         June 30                June 30

                                                     2002        2001       2002       2001
                                                     ----        ----       ----       ----

Net Income                                           $331        $240       $562       $450

Other comprehensive income, net of tax
  Unrealized gain on available for sale securities    340          54        224        320
                                                     ----        ----       ----       ----


Comprehensive income                                 $671        $294       $786       $770
                                                     ====        ====       ====       ====


                 See Notes to Consolidated Financial Statements



                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                                                       Accumulated
                                                     Number of                                           Other            Total
                                                       Shares       Common       Retained    Treasury  Comprehensive   Stockholders
                                                    Outstanding     Stock        Earnings     Stock      Income           Equity
                                                    -----------     -----        --------     -----      ------           ------

Balance December 31, 2000                           1,498,351    $    6,385    $    4,027    ($     122)   ($     180)   $   10,110

Net Income for the Period                                                             450                                       450
Cash Dividends, at $.07 per share                                                    (115)                                     (115)
Sale of Common Stock                                  139,906         1,160                                                   1,160
Stock Options Exercised                                 2,616            24                                                      24
Shares Issued Through Dividend Reinvestment Plan        8,807            71                                                      71
Treasury Shares Purchased                                (471)                                       (4)                         (4)
Change in Unrealized Gain on Securities,
Available for Sale                                                                                                320           320
                                                    ---------    ----------    ----------    ----------    ----------    ----------
Balance June 30, 2001                               1,649,209    $    7,640    $    4,362    ($     126)   $      140    $   12,016
                                                    =========    ==========    ==========    ==========    ==========    ==========

Balance December 31, 2001                           1,659,057    $    7,732    $    4,509    ($     127)   $      123    $   12,237

Net Income for the Period                                                             562                                       562
Cash Dividends, at $.06 per share                                                    (200)                                     (200)
Stock Options Exercised                                 4,090            25                                                      25
Shares Issued Through Dividend Reinvestment Plan        6,407            60                                                      60
Treasury Shares Purchased                             (10,004)                                     (105)                       (105)
Change in Unrealized Gain on Securities,
Available for Sale                                                                                                224           224
                                                    ---------    ----------    ----------    ----------    ----------    ----------
Balance June 30, 2002                               1,659,550        $7,817        $4,871         ($232)         $347       $12,803
                                                    =========    ==========    ==========    ==========    ==========    ==========


 See Notes to Consolidated Financial Statements


                               CONSOLIDATED STATEMENTS
                                    OF CASH FLOWS
                                     (Unaudited)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      2002             2001
                                                                                      ----             ----
Cash Flows from Operating Activities:
 Net Income                                                                       $    562           $    450
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
 Activities:
 Net Loan Origination and Commitment Fees                                              (13)               (24)
 Depreciation and Amortization of Premises and Equipment                               290                217
 Amortization of Intangible Assets                                                      65                 42
 Net Amortization of Securities                                                        228                 92
 Provision for Loan Losses                                                             150                126
 Gain on Sale of Loans Held for Sale                                                   (24)                (6)
 Origination of Loans Held for Sale                                                 (1,196)            (1,146)
 Proceeds of Sales of Loans held for Sale                                            1,220              1,313
 Increase in Accrued Interest Receivable                                              (226)               (64)
 Increase in Cash Value of Life Insurance Policy                                       (28)               (27)
 Decrease (Increase) in Other Assets and Goodwill                                      (49)              (186)
 (Decrease) Increase in Other Liabilities                                               (4)               151
                                                                                  ---------             ------

  Net Cash Provided by Operating Activities                                            975                938
                                                                                  --------              ------

Cash Flow from Investing Activities:
 Securities Available for Sale:
  Proceeds from Maturities and Paydowns                                             10,849              6,786
  Proceeds from Sales/Calls Prior to Maturity                                        1,000              6,271
  Purchases                                                                        (24,628)           (22,205)
 Securities Held to Maturity:
  Proceeds from Maturities                                                               0              1,215
  Purchases                                                                              0               (532)
 Net Purchases of Time Deposits in Other Banks                                      (3,000)            (7,000)
 Net (Increase) Decrease in Loans Outstanding                                       (1,456)               555
 Redemption of FHLB Stock                                                               18                  0
 Purchase of Premises and Equipment                                                   (179)              (479)
 Net Increase in Other Real Estate                                                     (10)              (185)
                                                                                  ---------             ------

  Net Cash Used In Investing Activities                                            (17,406)           (15,574)
                                                                                  ---------             ------

Cash Flows from Financing Activities:
 Net Increase in Total Deposits                                                      7,312             21,600
 Purchase of Treasury Stock                                                           (105)                (4)
 Sale of Common Stock                                                                    0              1,160
 Exercise of Stock Options                                                              25                 24
 Payment of Dividends Net of Reinvestment                                             (140)               (44)
                                                                                  ---------             ------
  Net Cash Provided by Financing Activities                                           7,092             22,736
                                                                                  ---------             ------

Net (Decrease) Increase in Cash and Cash Equivalents                               ($ 9,339)          $  8,100

Cash and Cash Equivalents, Beginning of Period                                       41,035             12,920
                                                                                  ---------             ------
Cash and Cash Equivalents, End of Period                                           $ 31,696           $ 21,020
                                                                                  =========           ========


                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

     Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for Sussex Bank, ("the Bank"). The Bank is the only active subsidiary of the Company at June 30, 2002. The Bank operates eight banking offices all located in Sussex County and pursuant to an acquisition which was consummated on October 1, 2001, is the parent of Tri-State Insurance Agency, Inc., a full service insurance agency located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

     The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2001.

2.  Securities

     The amortized cost and approximate market value of securities are summarized as follows (in thousands):


                                                            June 30, 2002              December 31, 2001
                                                       Amortized         Market      Amortized       Market
                                                          Cost            Value         Cost          Value
                                                          ----            -----         ----          -----
       Available For Sale:
          US Treasury Securities and Obligations of
           US Government Corporations and Agencies      $34,673          $35,063       $29,292      $29,571
          Corporate Bonds                                 7,626            7,799         4,605        4,661
          Obligations of State and Political
           Subdivisions                                  11,804           11,903         7,714        7,626
          Equity Securities                                 899              874           899          854
                                                        -------          -------       -------      -------
       Total Available for Sale Securities              $55,060          $55,639       $42,510      $42,712
                                                        =======          =======       =======      =======

3.  Net Income Per Common Share

          Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

          On October 1, 2001, the Company, through its Sussex Bank subsidiary, acquired Tri-State Insurance Agency, Inc. The purchase price paid by the Company for Tri-State was comprised of an upfront cash payment at closing, and deferred payments on the first, second and third anniversaries of the closing. These deferred payments will be satisfied through a mix of cash and common stock of the Company, with the number of shares issued based, in part, upon the then-current market price of the Company's common stock. The deferred payments are subject to downward adjustment based upon the net income of Tri-State as a subsidiary of Sussex Bank. The estimated number of shares to be issued to the former principals of Tri-State on the first three anniversaries of the acquisition will be deemed outstanding for purposes of calculating the Company's diluted earnings per share, although they will not be deemed outstanding until issued for purposes of calculating the Company's basic earnings per share. The estimated number of shares to be issued for purposes of the Company's diluted earnings per share will be calculated based upon Tri-State's earnings to date at the time of calculation and the Company's then current stock price. The actual number of shares issued by the Company to the former principals of Tri-State may vary significantly from these estimates, and will not be known until such time as the shares are actually issued.

     The following table sets forth the computations of basic and diluted earnings per share (dollars in thousands, except per share data):



                                            Six Months Ended, June 30, 2002      Six Months Ended, June 30, 2001
                                         ----------------------------------    ---------------------------------
                                                                       Per                                  Per
                                            Income        Shares      Share      Income        Shares      Share
                                          (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                                         -----------------------------------   ----------------------------------
Basic earnings per share:
Net income applicable to common
 stockholders                               $ 562        1,657        $ 0.34     $ 450         1,632       $ 0.28
                                                                      ======                               ======
Effect of dilutive securities:
Stock options                                  --           18                      --           18

Deferred common stock payments for
 purchase of insurance agency                   3           57                      --           --
                                            -----        -----                   -----       ------

Diluted earnings per share:
 Net income applicable to common stock-
  holders and assumed conversions           $ 565        1,732        $ 0.33     $ 450       $ 1,650       $ 0.27
                                            =====        =====        ======     =====       =======       ======


                                          Three Months Ended, June 30, 2002     Three Months Ended, June 30, 2001
                                          ------------------------------------  ---------------------------------
                                                                       Per                                  Per
                                             Income       Shares       Shares     Income       Shares       Share
                                           (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                                          ------------------------------------  ----------------------------------
Basic earnings per share:
Net income applicable to common
stockholders                                $ 331        1,655          0.20     $ 240         1,645       $ 0.15
                                                                       =====                               ======
Effect of dilutive securities:
Stock options                                               18                                    18

Deferred common stock payments for
purchase of insurance agency                    1           57
                                            -----        -----                   -----         -----
Diluted earnings per share:
Net income applicable to common stock-
holders and assumed conversions             $ 332        1,730        $ 0.19     $ 240         1,663       $ 0.14
                                            =====        =====        ======     =====         =====       ======



4.  Comprehensive Income

       The components of other comprehensive income and related tax effects for the six months ended June 30, 2002 and 2001 are as follows:

                                                                         Six Months Ended
                                                                             June 30

                                                                        2002        2001
                                                                        ----        ----

Unrealized holding gains on available for sale securities               $377        $538
Less: reclassification adjustments for gains included in net income       --          --
                                                                        ----        ----
Net unrealized gains                                                     377         538
Tax effect                                                               153         218
                                                                        ----        ----

Other comprehensive income, net of tax                                  $224        $320
                                                                        ====        ====



5.  New Accounting Standards

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

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 3, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, " Consolidated Financial Statements." The provisions of this Statement were effective for the Company on January 1, 2002, and did not have a significant impact on financial condition or results of operations.

6. Segment Information

     The Company's insurance operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual, and group benefit plans and personal coverage. Insurance operations commenced on October 1, 2001 when the Company acquired Tri-State Insurance Agency, Inc. Accordingly, segment information for 2001 is not applicable.

                                           Banking
                                             and
                                           Financial        Insurance
                                           Services          Services           Total
                                           --------          --------           -----
                                                       (Amounts in thousands)

Three months ended June 30, 2002
Revenues from external sources           $2,223              $  434              $2,657
Income before income taxes               $  413              $   62              $  475

Six months ended June 30, 2002
Revenues from external sources           $4,214              $  862              $5,076
Income before income taxes               $  691              $  108              $  799



7. Subsequent Event

     On July 11, 2002 Sussex Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. Sussex Capital Trust I purchased $5.1 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Sussex Bancorp on or after October 7, 2007, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on October 7, 2032. Proceeds totaling approximately $4.8 million were moved to paid in capital at Sussex Bank. Financing costs related to the Company's issuance of mandatory redeemable capital debentures will be amortized over a five-year period and will be included in other assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Three and Six Months ended June 30, 2002 and June 30, 2001

                          CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company's significant accounting policies included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 11 and 15 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

     The Company realized net income of $331 thousand for the second quarter of 2002, an increase of $91 thousand from the $240 thousand reported for the same period in 2001. Basic earnings per share increased from $0.15 in the second quarter of 2001 to $0.20 for the second quarter of 2002. Diluted earnings per share were $0.14 in the second quarter of 2001 and increased to $0.19 in the second quarter of 2002.

     For the six months ended June 30, 2002, net income was $562 thousand, an increase of $112 thousand from the $450 thousand reported for the same period in 2001. Basic earnings per share were $0.34 for the six months ended June 30, 2002 compared to basic earnings per share of $0.28 for the six-month period ended June 30, 2001. Diluted earnings per share of $0.33 for the six months ended June 30, 2002 an increase from $0.27 from the first six months of 2001.

     The results reflect a substantial decrease in interest expense due to declining market rates of interest, partially offset by a decrease in interest income, coupled with an increase in non-interest income earned through Tri-State Insurance Agency, Inc. ("Tri-State"). The Company did not acquire Tri-State until October 1, 2001, and so Tri-State's results are not included in the six months ended June 30, 2001.

                              RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $304 thousand, or 10.3%, to $2.7 million for the quarter ended June 30, 2002 from $3.0 million for the same period in 2001. This decrease was primarily attributable to a 126 basis point decrease in average rate earned, on a fully taxable equivalent basis, from 6.94% during the second quarter of 2001 to 5.68% in the second quarter of 2002. Offsetting the rate decrease was an increase of $16.7 million in average second quarter interest earning balances from $174.2 million in 2001 to $190.9 million in 2002. The effect of the rate decline exceeded the volume increases in average balances. The decline in rates had the greatest effect on federal funds sold. The average rate earned on federal funds sold decreased to 1.77% in the second quarter of 2002 from 4.23% during the second quarter of 2001, while the average balance increased 21.7% to $25.0 million from $20.6 million during the same periods. As the inflow of deposits exceeded loan demand during the second three months of 2002, excess funds were invested in federal funds sold and investment securities. The same scenario exits in the loan portfolio where the average rate earned on loans decreased 80 basis points to 7.18% for the second quarter of 2002 from 7.98% in the second quarter of 2001 and average loan balance increased 3.7% from $102.4 million to $106.1 million from second quarter 2001 to second quarter 2002. Taxable investment securities average balances increased by $335 thousand and the average rate earned declined by 97 basis points, lowering income by $93 thousand. The average balance of tax-exempt securities increased by $5.3 million from $6.6 million for the second quarter 2001 to $11.9 million during the second quarter of 2002. The average rate earned on tax exempt securities increased by 25 basis points and interest income on a tax equivalent basis increased by $76 thousand in the current quarter compared to the year ago period. As the result of both market changes in interest rates and larger average balances in lower yielding assets, interest income for the second quarter of 2002 declined compared to the second quarter if 2001.

     For the six months ended June 30, 2002, interest income, on a fully taxable equivalent basis, decreased $597 thousand, or 10.0%, to $5.3 million from the $5.9 million reported for the same period in 2001. While market rates of interest were falling during the first six months of 2002, average interest earning assets increased $20.2 million to $188.8 million from $168.6 million during the same period in 2001. The average balance in the loan portfolio increased $3.6 million, tax exempt securities increased $4.5 million and federal funds sold increased $9.5 million during the first six months of 2002 over the same period in 2001. The effects of both changing market rates and larger average balances in lower yielding assets, the average yield on interest earning assets on a fully taxable equivalent basis decreased 140 basis points from 7.11% from the first half of 2001 to 5.71% for the same period of 2002.

     Interest Expense. The Company's interest expense for the second quarter of 2002 decreased $646 thousand, or 43.6% to $835 thousand from $1.5 million in the second quarter of 2001, as the average balance of interest bearing liabilities increased $18.1 million, or 12.2% to $166.3 million during the second quarter of 2002 from $148.2 million in the same period of 2001. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 2.01% for the second quarter of 2002 from 4.01% in the second quarter of 2001. Interest expense on time deposits, the largest component of the decrease, declined $444 thousand, or 50.2% to $441 thousand as the average balance in time deposits decreased $7.2 million, or 10.9% in the second quarter of 2002 compared to the same period in 2001. As a result of a large scale marketing promotion for low cost deposits which began in the fourth quarter of 2001, NOW deposit average balances have grown $16.7 million, or 110.9%, from $15.0 million during the second quarter 2001 to $31.7 million in the second quarter of 2002. The interest expense on NOW deposits increased $10 thousand from the second quarter of 2001, while the average interest rate paid decreased 56 basis points from 1.31% to 0.75% during the same periods. Average savings deposits reflect an increase of $13.1 million, or 27.0%, in average balances while the average rate paid declined 170 basis points from 3.01% in the second quarter of 2001 to 1.31% in the second quarter of 2002. Average borrowed funds remained constant at $10 million from second quarter of 2001. The Company entered into three ten year callable Federal Home Loan Bank advances totaling $10 million in December 2000 at an average rate of 4.95% and quarterly interest expense of $125 thousand. The FHLB advances were an investment strategy used to payoff short-term borrowings and to have liquidity available to purchase investments.

     For the six months ended June 30, 2002 interest expense decreased $1.2 million, or 39.7%, to $1.8 million from $3.0 million for the same period last year. This decrease was largely due to a decrease in interest expense on time deposits of $756 thousand, or 43.4%, from $1.7 million for the first half of 2001 to $984 thousand during the first six months of 2002, as the average balance in time deposit accounts decreased $4.6 million, or 7.2%, over the same six-month periods. As market rates of interest declined during the first six months of 2002, the Company shifted it's focus from drawing time deposits on the basis of rate to attracting customers through its new marketing promotion of lower costing NOW and savings accounts. The average balance of NOW deposits increased $16.6 million, or 109.8%, from $15.1 million during the first half of 2001 to $ 31.7 million in the first half of 2002. For the first six months of 2002, the Company's average cost of time deposits was 3.36%, while the average cost of NOW accounts was 0.83%. Savings deposits increased $12.7 million, or 27.0%, from $47.2 million during the first six months of 2001 to $ 59.9 million during the same period of 2002. The Company's borrowed funds remained constant at $10.0 million during the first six months of 2001 and 2002. The average rate paid on total interest bearing liabilities decreased 198 basis points from 4.17% in the first six months of 2001 to 2.19% during the same period in 2002. This decrease in the average cost of funds was the combination of the Company decreasing its rates of interest paid on interest bearing deposits due to the decline in market rates and the Company's strategy of attracting lower cost deposits and repricing its higher costing time deposit portfolio.


     The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.


                                                    Comparative Average
                                                       Balance Sheets
                                                  Six Months Ended June 30,

                                                                 2002                                 2001
                                                              Interest    Average Rates             Interest  Average Rates
                                                    Average    Income/      Earned/       Average    Income/      Earned/
                                                    Balance    Expense       Paid         Balance    Expense       Paid
                                                    -------    -------       ----         -------    -------       ----
                                                                            (Dollars in Thousands)
Assets
 Interest Earning Assets:
  Taxable Loans (net of unearned income)       $ 106,113     $   3,817         7.25%  $   102,519   $   4,111      8.09%
  Tax Exempt Securities                           11,061           298         5.43%        6,596         170      5.20%
  Taxable Investment Securities                   38,158           932         4.93%       38,155        1134      5.99%
  Federal Funds Sold                              27,629           237         1.71%       18,157         436      4.78%
  Time Deposits in Other Banks                     5,078            50         1.99%        2,323          57      4.95%
  Other (1)                                          728            15         4.16%          798          38      9.60%
                                               ---------     ---------                -----------   ---------
Total Earning Assets                           $ 188,767     $   5,349         5.71%  $   168,548   $   5,946      7.11%

Non-Interest Earning Assets                    $  18,496                              $    13,119
Allowance for Loan Losses                      ($  1,219)                            ($     1,010)

                                               ---------                              -----------
Total Assets                                   $ 206,044                              $   180,657
                                               =========                              ===========


Liabilities and Shareholders' Equity
 Interest Bearing Liabilities:
  NOW Deposits                                 $  31,700     $     131         0.83%   $  15,113    $     104      1.39%
  Savings Deposits                                59,908           406         1.37%      47,178          754      3.22%
  Money Market Deposits                            3,642            18         1.00%       7,542          118      3.16%
  Time Deposits                                   59,093           984         3.36%      63,683        1,740      5.51%
                                               ---------     ---------                 ---------    ---------
Total Interest-Bearing Deposits                  154,343         1,539         2.01%     133,516        2,716      4.10%
  Borrowed Funds                                  10,000           249         4.95%      10,000          249      4.95%
                                               ---------     ---------                 ---------    ---------

 Total Interest Bearing Liabilities            $ 164,343     $   1,788         2.19%   $ 143,516    $   2,965      4.17%

 Non-Interest Bearing Liabilities:
  Demand Deposits                              $  26,865                               $  24,832
  Other Liabilities                                2,435                                     819
                                               ---------                               ---------
 Total Non-Interest Bearing Liabilities        $  29,300                               $  25,651

 Shareholders' Equity                          $  12,401                               $  11,490

                                               ---------                               ---------
Total Liabilities and Shareholders' Equity     $ 206,044                               $ 180,657
                                               =========                               =========

Net Interest Differential                                    $   3,561                              $   2,981
Net Interest Spread                                                            3.52%                               2.95%
Net Yield on Interest-Earning Assets                                           3.80%                               3.57%

(1) Includes FHLB stock and interest-bearing deposits

     Net-Interest Income. The net interest income for the second quarter of 2002 increased $342 thousand over the same period last year. This increase was the result of liabilities repricing faster and lower then earning assets in a declining market rate environment and the Company's ability to shift it's average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased, on a fully taxable equivalent basis, by 73 basis points to 3.67% and the net yield on interest-bearing assets increased 47 basis points to 3.97% in the second quarter of 2002 compared to the year ago period.

     Net interest income for the six months ended June 30, 2002 increased $535 thousand, or 18.2%, over the same period last year. The net interest spread increased, on a fully taxable equivalent basis, 57 basis points and the net yield on interest-bearing assets improved by 23 basis points between the first six-month periods of 2001 and 2002. This comparison displays the effect of declining market rates of interest repricing deposit liabilities faster than earning assets during the first six-month periods of 2002 compared to the first six months of 2001.

     Provision for Loan Losses. For the three months ended June 30, 2002 the provision for possible loan losses was $75 thousand compared to $63 thousand for the second quarter ended June 30, 2001. The provision for possible loan losses was $150 thousand for the six months ended June 30, 2002 as compared to $126 thousand for the same period last year. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

     Non-Interest Income. For the second quarter of 2002, total non-interest income increased $487 thousand, or 141.2%, from the same period in 2001. On October 1, 2001 the Company acquired Tri-State and in the second quarter of 2002 the subsidiary contributed $434 thousand in insurance commission and fee income to non-interest income that was not present in the first quarter of 2001. Investment brokerage fee income increase by $24 thousand, or 46.2%, to $76 thousand for the period ending June 30, 2002 compared to $52 thousand earned during the second quarter of 2001. Service charges on deposit accounts increased $35 thousand to $174 thousand and other income decreased $7 thousand to $142 thousand for the quarter ended June 30, 2002. This increase in service charges on deposit accounts is credited to the growth in the Company's deposits as a result of the marketing promotion.

     For the six months ended June 30, 2002, non-interest income increased $1.0 million, or 168.9%, from the same period in 2001. Insurance commissions and fees income for the first six months of 2002 resulted in an additional $862 thousand in non-interest income. Service charges on deposit accounts increased $54 thousand for the six-month period ending June 30, 2002 over the same period in 2001. This increase was due to increased fees charged on deposit accounts that became effective on April 1, 2001 and growth in deposit account activity during the first six months of 2002 over the first six months of 2001. Investment brokerage fees increased $62 thousand, or 72.1%, from June 30, 2001 to June 30, 2002. In the first six months of 2002, a $24 thousand gain on the sale of loans held for sale was recorded compared to a $6 thousand gain on the sale of loans held for sale during the first six months of 2001.

     Non-Interest Expense. For the quarter ended June 30, 2002, non-interest expense increased $689 thousand from the same period last year. The additional non-interest expense in the second quarter 2002 attributed to Tri-State totaled $388 thousand. Net of Tri-State's salaries and employee benefits, the Company's salaries and employee benefits increased $119 thousand, or 15.8%, from the addition of three full time equivalent employees and normal salary increases since the quarter ended June 30, 2001. Other non-interest expense increases from second quarter 2001 to second quarter 2002, net of Tri-State's expenses, were advertising and promotion expenses of $65 thousand due to the deposit promotion which began in the fourth quarter of 2001, furniture and equipment expense of $43 thousand from computer network upgrades and costs associated with the Bank subsidiary name change from The Sussex County State Bank to Sussex Bank during fourth quarter 2001, and other expenses of $46 thousand relative to normal expenditures attributed to the growth of the Company.

     For the six months ended June 30, 2002, non-interest expense increased $1.4 million, to $4.1 million, of which $754 thousand is attributable to Tri-State and which was not present during the first six months of 2001. Net of Tri-State, non-interest expenses increased $600 thousand, or 21.6% to $3.4 million for the first half of 2002 from $ 2.8 million from the first half of 2001. Salaries and employee benefits increased $242 thousand, or 16.2%, furniture and fixture expense increased $85 thousand, or 27.4%, and advertising and promotions increased $124 thousand, or 124.0% during the first six month of 2002 as compared to the first six months of 2001. As described in the second quarter analysis above, the same explanations for these increases carry forward for the first six months of 2002.

     Income Taxes. Income tax expense increased $37 thousand to $144 thousand for the three months ended June 30, 2002 as compared to $107 thousand for the same period in 2001. Income taxes also increased for the six months ended June 30, 2002 to $237 thousand as compared to $189 thousand for the six months ended June 30, 2001. The increase in income taxes resulted from a higher level of income before income taxes in 2002 compared to 2001.

                               FINANCIAL CONDITION


                 June 30, 2002 as compared to December 31, 2001

     Total assets increased to $211.2 million at June 30, 2002, a $7.9 million increase from total assets of $203.3 million at December 31, 2001. Increases in total assets include net purchases of $12.9 million in securities available for sale and $3.0 million in time deposits in other banks. These asset increases were financed through a reduction in federal funds sold of $13.7 million and an increase in total deposits of $7.3 million from $178.6 million at year-end 2001 to $185.9 million on June 30, 2002. Total stockholder's equity increased $600 thousand from $12.2 million at December 31, 2001 to $12.8 million at June 30, 2002.

     Total loans at June 30, 2002 increased $1.5 million to $107.6 million from $106.1 million at year-end 2001. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The balance in non-residential real estate loans increased $3.7 million from $34.8 million at December 31, 2001 to $38.5 million on June 30, 2002 and commercial and industrial loans increased $1.1 million over the same six-month period. Construction loans have decreased $2.5 million from $8.5 million at December 31, 2001 to $ 6.0 million on June 30, 2002. Other minor shifts in ending balances occurred between December 31, 2001 and March 31, 2002 according to loan demand.



     The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                   June 30, 2002                     December 31, 2001
                                           ------------------------------       -----------------------------
                                               Amount        Percent                Amount        Percent
                                           ------------------------------       -----------------------------
                                                                (Dollars In Thousands)

Commercial and Industrial                 $  9,137                8.49%        $  8,065                7.60%
Real Estate-Non Residential Properties      38,479               35.76%          34,811               32.79%
Residential Properties (1-4 Family)         51,230               47.60%          51,433               48.45%
Construction                                 6,046                5.62%           8,515                8.02%
Loans to Individuals                         2,091                1.94%           2,245                2.12%
Other Loans                                    633                0.59%           1,079                1.02%
                                          --------              ------         --------              ------


Total Loans                               $107,616              100.00%        $106,148              100.00%
                                          ========              ======         ========              ======


     Federal funds sold decreased by $13.7 million to $21.2 million at June 30, 2001 from $34.9 million on December 31, 2001. Despite the decline in the period end balances for federal funds sold, the average balance in federal funds sold for the first half of 2002 was $27.6 million, an increase of $9.5 million over the average balance of federal funds sold for the first half of 2001. During 2001 in a declining rate environment, deposits increased faster than investment opportunities and the excess funds were invested in short-term federal funds. These funds were used to purchase investment securities and time deposits in other banks during the first six months of 2002.

     Securities, available for sale, at market value, increased $12.9 million, or 30.3%, from $42.7 million at year-end 2001 to $55.6 million on June 30, 2002. The Company purchased $24.6 million in new securities in the first six months of 2002 and $11.8 million in available for sale securities matured, were called and were repaid. There were $377 thousand in recorded unrealized gains in the available of sale portfolio and $228 thousand in net amortization expenses during the first six months of 2002. There were no held to maturity securities at June 30, 2002 or at year-end 2001.

     Total year to date average deposits increased $15.1 million, or 9.1%, to $181.2 million during the first six months of 2002 from the twelve-month average of $166.1 million for the year ended December 31, 2001. NOW deposits increased by $13.8 million, savings deposits increased by $9.6 million, and demand deposits increased by $1.5 million. Offsetting these increases were decreases in money market deposits of $3.4 million and time deposits of $6.4 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion since the forth quarter of 2001. After aggressively pricing time deposits in the first quarter of 2001, many of those deposits have since repriced in the first six months of 2002 at lower market rates of interest and the decrease in the average balance of time deposits reflects the withdrawal of some of the matured, higher priced time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.


     The following schedule presents the components of deposits, for each period presented.

                               Six Months Ended                   Twelve Months Ended
                                 June 30, 2002                     December 31, 2001
                         ------------------------------------------------------------------
                          Average             Percent            Average           Percent
                          Balance             of Total            Balance          of Total
Deposits:
NOW Deposits             $ 31,700               17.49%          $ 17,885              10.76%
Savings Deposits           59,908               33.06%            50,334              30.30%
Money Market Deposits       3,642                2.01%             7,029               4.23%
Time Deposits              59,093               32.61%            65,486              39.42%
Demand Deposits            26,865               14.83%            25,412              15.29%
                           ------               -----             ------              -----

Total Deposits           $181,208              100.00%          $166,146             100.00%
                         ========              ======           ========             ======


ASSET QUALITY

     At June 30, 2002, non-performing loans decreased $935 thousand to $1.6 million, as compared to $2.5 million at December 31, 2001. One construction credit with a value of $1.5 million at December 31, 2001 was transferred to non-accrual during the third quarter of 2001. As of June 30, 2002 the construction credit has paid down and has a remaining balance of $302 thousand. Management believes the Bank is adequately collateralized regarding this credit and does not anticipate a loss.

     The following table provides information regarding risk elements in the loan portfolio:

                                        June 30, 2002          December 31, 2001
                                        -------------          -----------------

Non-accrual loans                          $   1,559              $   2,494
Non-accrual loans to total loans                1.45%                  2.35%
Non-performing loans to total assets            0.83%                  1.32%
Allowance for loan losses as a
 percentage of non-performing loans            82.87%                 45.83%
Allowance for loan losses to total
 loans                                          1.20%                  1.08%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance for loan losses is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for loan losses.

     At June 30, 2002, the allowance for possible loan losses was $1.3 million, an increase of 13.0% from the $1.1 million at year-end 2001. There were $2 thousand in charge offs and $1 thousand in recoveries reported in the first six months of 2002. The allowance for loan losses as a percentage of total loans was 1.20% at June 30, 2002 compared to 1.08% on December 31, 2001.


LIQUIDITY MANAGEMENT

     At June 30, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At June 30, 2002, liquid investments totaled $31.7 million, and all mature within 30 days.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2002, had the ability to borrow a total of $23.0 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.9 million. In December of 2000 the Company borrowed against its one to four family mortgages and entered into three long term FHLB advances totaling $10 million. The three borrowings, which have an average interest rate of 4.95%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2003, respectively. These borrowings were used to restructure maturing short-term debt of $4 million and make available funds to purchase higher yielding investments.

CAPITAL RESOURCES

     Total stockholders' equity increased to $12.8 million at June 30, 2002 from $12.2 million at year-end 2001. Activity in stockholder's equity consisted of a net increase in retained earnings of $362 thousand derived from $562 thousand in net income earned during the first half of 2002, offset by $200 thousand in payments for cash dividends. Unrealized gain on securities, available for sale of $224 thousand, $25 thousand in stock options exercised and $60 thousand for shares issued through the dividend reinvestment plan were increases to stockholder's equity, offset by treasury stock purchases of $105 thousand.

     Subsequent to June 30, 2002, the Company raised an additional $4.8 million, net of offering costs, in tier 1 capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The securities bear an initial rate of 5.51%, which will be adjusted quarterly. The interest rate will be reset based on the three month LIBOR rate plus 365 basis points. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007.

     At June 30, 2002 each of the Company and the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2002 for both the Company and the Bank as well as the minimum regulatory requirements.

                          Amount          Ratio         Amount     Minimum Ratio
                          ------          -----         ------     -------------
The Company:
 Leverage Capital        $10,007          4.86%        $ 8,234            4%
 Tier 1 - Risk
 Based                    10,007          8.36%          4,788            4%
 Total Risk-Based         11,299          9.44%          9,577            8%

The Bank:
 Leverage Capital          9,670          4.70%          8,232            4%
 Tier 1
 Risk-Based                9,670          8.10%          4,778            4%
 Total Risk-Based         10,962          9.18%          9,556            8%

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

    Not applicable

Item 3.    Defaults Upon Served Securities
           -------------------------------

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     On April 24, 2002, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

    Nominees:                  For        Withhold Authority
    --------                   ---        ------------------

Richard Scott                1,387,015          4,125
Joseph Zitone                1,387,251          3,890


Item 5.    Other Information
           ------------------

     On July 11, 2002 Sussex Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. Sussex Capital Trust I purchased $5.1 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Sussex Bancorp on or after October 7, 2007, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on October 7, 2032. Proceeds totaling approximately $4.8 million were moved to paid in capital at Sussex Bank. Financing costs related to the Company's issuance of mandatory redeemable capital debentures will be amortized over a five-year period and will be included in other assets. After giving effect to the capital contribution, on a pro forma basis, the Company would have had a leverage ratio of 6.88%, a tier I risk based capital ratio of 11.82% and a total risk based capital ratio of 13.62% and the Bank would have had a leverage ratio of 7.03%, a tier I risk based capital ratio of 12.11% and a total risk based capital ratio of 13.20%, all in excess of the ratio's required to be deemed "well capitalized" for regulatory purposes.


Item 6.    Exhibits and Report on form 8-K
           -------------------------------

    (a).  Exhibits

    Number        Description
    ------        -----------
      99          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002


    (b).   Reports on Form 8-K

    Filing Date              Item Number       Description
    -----------              -----------       -----------

    April 23, 2002               4             The Registrant announced that it
                                               had replaced Arthur Andersen, LLP
                                               as its independent auditors with
                                               Beard Miller Company LLP.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SUSSEX BANCORP



Date:                                         By:   /s/ Candace A. Leatham
                                                    ---------------------------
                                                    CANDACE A. LEATHAM
                                                    Senior Vice President and
                                                    Chief Financial Officer