Form 10-Q
period 2002-09-30
SUSSEX BANCORP
filed 2002-11-14
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number 0-29030

                                SUSSEX BANCORP.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 2002 there were 1,684,096 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item I.    Financial Statements and Notes to Consolidated                 3
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                       11
           Financial condition and Results of Operations

Item 3.    Controls and Procedures                                       16


Part II - Other Information

Item 1.    Legal Proceedings                                             16

Item 2.    Changes in Securities                                         16

Item 3.    Defaults Upon Senior Securities                               16

Item 4.    Submission of Matters to a Vote of Security Holders           16

Item 5.    Other Information                                             16

Item 6.    Exhibits and Reports on Form 8-K                              16

Signatures                                                               16

Certifications                                                           17

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                                         September 30, 2002     December 31, 2001
------                                                         ------------------     -----------------

Cash and Due from Banks                                              $   9,680           $   6,150
Federal Funds Sold                                                      21,795              34,885
                                                                     ---------           ---------
   Total Cash and Cash Equivalents                                      31,475              41,035

Time Deposits in Other Banks                                             6,100               3,100

Securities Available for Sale, at Fair Value                            68,412              42,712

Loans (Net of Unearned Income)                                         110,008             106,148
   Less:  Allowance for Loan Losses                                      1,353               1,143
                                                                     ---------           ---------
        Net Loans                                                      108,655             105,005

Other Real Estate Owned                                                    197                 187
Premises and Equipment, Net                                              4,703               4,925
Federal Home Loan Bank Stock, at cost                                      750                 685
Intangible Assets, Net                                                     644                 743
Goodwill                                                                 1,757               1,712
Accrued Interest Receivable                                              1,160                 964
Other Assets                                                             2,447               2,275
                                                                     ---------           ---------

Total Assets                                                         $ 226,300           $ 203,343
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Noninterest-Bearing Demand                                     $  28,644           $  26,252
      Savings, Club and Interest-Bearing Demand                        106,822              89,317
      Time of Less than $100                                            42,525              48,776
      Time of $100 and Over                                             12,553              14,209
                                                                     ---------           ---------
   Total Deposits                                                      190,544             178,554

Long-Term Debt                                                          15,000              10,000
Other Liabilities                                                        2,551               2,552
                                                                     ---------           ---------

Total Liabilities                                                      208,095             191,106

Mandatory Redeemable Capital Debentures                                  5,000                   0

Stockholders' Equity:
   Common Stock, No Par Value, Authorized 5,000,000 Shares,
       Issued 1,687,701 in 2002 and 1,672,765 in 2001
       Outstanding 1,659,439 in 2002 and 1,659,057 in 2001               7,856               7,732
   Retained Earnings                                                     5,060               4,509
   Treasury Stock, 28,262 Shares in 2002 13,708 Shares in 2001            (283)               (127)
   Accumulated Other Comprehensive Income, Net of Income Tax               572                 123
                                                                     ---------           ---------
Total Stockholders' Equity                                              13,205              12,237

Total Liabilities and Stockholders' Equity                           $ 226,300           $ 203,343
                                                                     =========           =========


                 See Notes to Consolidated Financial Statements



                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30             September 30

                                                               2002        2001        2002        2001
                                                               ----        ----        ----        ----
INTEREST INCOME
   Interest and Fees on Loans                                 $1,956      $1,986      $5,773      $6,097
   Interest on Securities:
      Taxable                                                    609      $  574        1556        1744
      Exempt from Federal Income Tax                             130          65         346         198
   Interest on Federal Funds Sold                                 87         219         324         655
   Interest on Time Deposits                                      31          61          81         120
                                                              ------      ------      ------      ------
         Total Interest Income                                 2,813       2,905       8,080       8,814

INTEREST EXPENSE
   Interest on Deposits                                          671       1,335       2,210       4,051
   Interest in Borrowings                                        148         127         397         376
   Interest on Capital Debentures                                 65           0          65           0
                                                              ------      ------      ------      ------
        Total Interest Expense                                   884       1,462       2,672       4,427

Net Interest Income                                            1,929       1,443       5,408       4,387

Provision for Loan Losses                                         75          63         225         189
                                                              ------      ------      ------      ------

Net Interest Income After Provision for Loan Losses            1,854       1,380       5,183       4,198

NON-INTEREST INCOME
   Service Charges on Deposit Accounts                           195         142         510         403
   Gain on Sale of Loans Held for Sale                             0           3          24           9
   Gain on Sale of Securities, Available for Sale                  0           8           0           8
   Investment Brokerage Fees                                      56          78         204         164
   Insurance Commissions and Fees                                414           1       1,276           1
   Other Income                                                  129         102         377         343
                                                              ------      ------      ------      ------
      Total Non-Interest Income                                  794         334       2,391         928

NON-INTEREST EXPENSE
   Salaries and Employee Benefits                              1,245         766        3474        2260
   Occupancy, Net                                                151         124         447         371
   Furniture and Equipment                                       199         171         629         481
   Stationary and Supplies                                        50          21         129          75
   Advertising and Promotion                                     121          51         363         151
   Audit and Exams                                                35          32         101          95
   Amortization of Intangibles                                    33          21          98          63
   Other Expenses                                                414         286       1,134         749
                                                              ------      ------      ------      ------
      Total Non-Interest Expense                               2,248       1,472       6,375       4,245

Income Before Provision for Income Taxes                         400         242       1,199         881
Provision for Income Taxes                                       113          68         350         257
                                                              ------      ------      ------      ------
      Net Income                                              $  287      $  174      $  849      $  624
                                                              ======      ======      ======      ======

Net Income Per Common Share-Basic                             $ 0.17      $ 0.11      $ 0.51      $ 0.38
                                                              ======      ======      ======      ======
Net Income Per Common Share-Diluted                           $ 0.17      $ 0.10      $ 0.49      $ 0.38
                                                              ======      ======      ======      ======



                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                            Three Months Ended      Nine Months Ended
                                                                September 30          September 30
                                                             2002        2001        2002        2001
                                                             ----        ----        ----        ----

Net Income                                                  $  287      $  174      $  849      $  624

Other comprehensive income, net of tax
      Unrealized gain on available for sale securities         225         180         449         500
                                                            ------      ------      ------      ------

Comprehensive income                                        $  512      $  354      $1,298      $1,124
                                                            ======      ======      ======      ======

                 See Notes to Consolidated Financial Statements




                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                                                 Accumulated
                                                  Number of                                         Other           Total
                                                   Shares       Common     Retained   Treasury   Comprehensive    Stockholders
                                                 Outstanding     Stock     Earnings     Stock       Income         Equity
                                                 -----------     -----     --------     -----       ------         ------

Balance December 31, 2000                         1,498,351      6,385       4,027       (122)       (180)          10,110

Net Income for the Period                                                      624                                     624
Cash Dividends                                                                (230)                                   (230)
Sale of Common Stock                                139,906      1,162                                               1,162
Stock Options Exercised                               5,263         43                                                  43
Shares Issued Through Dividend
 Reinvestment Plan                                   12,976        113                                                 113
Treasury Shares Purchased                              (492)                    (5)                                    (5)
Change in Unrealized Gain on Securities,
 Available for Sale                                                                                   500              500
                                                  ---------      -----       -----       ----         ---           ------
Balance September 30, 2001                        1,656,004      7,703       4,421       (127)        320           12,317
                                                  =========      =====       =====       ====         ===           ======

                                                                                                 Accumulated
                                                  Number of                                         Other          Total
                                                   Shares      Common      Retained   Treasury   Comprehensive  Stockholders
                                                 Outstanding    Stock      Earnings     Stock       Income         Equity
                                                 -----------    -----      --------     -----       ------         ------

Balance December 31, 2001                         1,659,057     $7,732      $4,509      ($127)       $123          $12,237

Net Income for the Period                                                      849                                     849
Cash Dividends                                                                (298)                                   (298)
Stock Options Exercised                               5,623         38                                                  38
Shares Issued Through Dividend
 Reinvestment Plan                                    9,313         86                                                  86
Treasury Shares Purchased                           (14,554)                             (156)                       (156)
Change in Unrealized Gain on Securities,
 Available for Sale                                                                                   449              449
                                                  ---------      -----       -----       ----         ---           ------
Balance September 30, 2002                        1,659,439     $7,856      $5,060      ($283)       $572          $13,205
                                                  =========     ======      ======      =====        ====          =======


                 See Notes to Consolidated Financial Statements


                                                 SUSSEX BANCORP
                                            CONSOLIDATED STATEMENTS
                                                 OF CASH FLOWS
                                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                           2002            2001
                                                                                           ----            ----
Cash Flows from Operating Activities:
              Net Income                                                                 $    849      $    624
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
              Net Loan Origination and Commitment Fees                                         (9)          (17)
              Depreciation and Amortization of Premises and Equipment                         428           350
              Amortization of Intangible Assets                                                98            63
              Net Amortization of Securities                                                  357           200
              Provision for Loan Losses                                                       225           189
              Gain on Sale of Securities, Available for Sale                                    0            (8)
              Gain on Sale of Loans Held for Sale                                             (24)           (9)
              Origination of Loans Held for Sale                                           (1,196)       (1,526)
              Proceeds of Sales of Loans Held for Sale                                      1,220         1,832
              Increase in Accrued Interest Receivable                                        (196)         (104)
              Increase in Cash Value of Life Insurance Policy                                 (42)          (41)
              Increase in Other Assets and Goodwill                                          (476)         (314)
              (Decrease) Increase in Other Liabilities                                         (1)          215
                                                                                         --------      --------

                          Net Cash Provided by Operating Activities                         1,233         1,454
                                                                                         --------      --------

Cash Flow from Investing Activities:
              Securities Available for Sale:
                          Proceeds from Maturities and Paydowns                            14,854         9,767
                          Proceeds from Sales/Calls Prior to Maturity                       6,535        14,232
                          Purchases                                                       (46,695)      (34,861)
              Securities Held to Maturity:
                          Proceeds from Maturities                                              0         1,365
                          Purchases                                                             0          (532)
              Net Purchases of Time Deposits in Other Banks                                (3,000)       (6,000)
              Net Increase in Loans Outstanding                                            (3,866)       (1,395)
              (Purchase) Redemption of FHLB Stock                                             (65)            8
              Purchase of Premises and Equipment                                             (206)         (701)
              Net Increase in Other Real Estate                                               (10)         (185)
                                                                                         --------      --------

                          Net Cash Used In Investing Activities                           (32,453)      (18,302)
                                                                                         --------      --------

Cash Flows from Financing Activities:
              Net Increase in Total Deposits                                               11,990        33,899
              Purchase FHLB Advances                                                        5,000             0
              Purchase Capital Debentures                                                   5,000             0
              Purchase of Treasury Stock                                                     (156)           (5)
              Sale of Common Stock                                                              0         1,162
              Exercise of Stock Options                                                        38            43
              Payment of Dividends Net of Reinvestment                                       (212)         (117)
                                                                                         --------      --------

                          Net Cash Provided by Financing Activities                        21,660        34,982
                                                                                         --------      --------


Net Increase (Decrease) in Cash and Cash Equivalents                                     ($ 9,560)     $ 18,134

Cash and Cash Equivalents, Beginning of Period                                             41,035        12,920

                                                                                         --------      --------
Cash and Cash Equivalents, End of  Period                                                $ 31,475      $ 31,054
                                                                                         ========      ========

                                 See Notes to Consolidated Financial Statements

                          SUSSEX BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1.  Basis of Presentation

     Sussex Bancorp ("the Company"), a one-bank holding company, was incorporated in January, 1996 to serve as the holding company for Sussex Bank ("the Bank"). The Bank is the only active subsidiary of the Company at September 30, 2002. The Bank operates eight banking offices all located in Sussex County and is the parent of Tri-State Insurance Agency, Inc., (Tri-State) a full service insurance agency located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department..

     The consolidated financial statements included herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2001.



2.  Securities

     The  amortized  cost  and  approximate   market  value  of  securities  are
summarized as follows (in thousands):

                                                            September 30, 2002            December 31, 2001
                                                         ----------------------       -------------------------
                                                         Amortized       Market       Amortized        Market
                                                           Cost           Value          Cost           Value
                                                           ----           -----          ----           -----
Available for Sale:
   US Treasury Securities and Obligations of
     US Government Corporations and Agencies              $45,965        $46,445        $29,292        $29,571

   Corporate Bonds                                          7,666          7,860          4,605          4,661

   Obligations of State and Political Subdivisions         12,929         13,212          7,714          7,626

   Equity Securities                                          899            895            899            854

                                                          -------        -------        -------        -------
Total Available for Sale  Securities                      $67,459        $68,412        $42,510        $42,712
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

     On October 1, 2001, the Company, through its Sussex Bank subsidiary, acquired Tri-State. The purchase price paid by the Company for Tri-State was comprised of an upfront cash payment at closing, and deferred payments on the first, second and third anniversaries of the closing. These deferred payments will be satisfied through a mix of cash and common stock of the Company, with the number of shares issued based, in part, upon the then-current market price of the Company's common stock. The deferred payments are subject to downward adjustment based upon the net income of Tri-State as a subsidiary of Sussex Bank. The estimated number of shares to be issued to the former principals of Tri-State on the first three anniversaries of the acquisition will be deemed outstanding for purposes of calculating the Company's diluted earnings per share, although they will not be deemed outstanding until issued for purposes of calculating the Company's basic earnings per share. The estimated number of shares to be issued for purposes of the Company's diluted earnings per share will be calculated based upon Tri-State's earnings to date at the time of calculation and the Company's then current stock price. The actual number of shares issued by the Company to the former principals of Tri-State may vary significantly from these estimates, and will not be known until such time as the shares are actually issued.

The following table sets forth the computations of basic and diluted earnings per share (dollars in thousands, except per share data):


                                                 Nine Months Ended, September 30, 2002    Nine Months Ended, September 30, 2001
                                                 -------------------------------------    -------------------------------------
                                                                                  Per                                     Per
                                                    Income        Shares         Share       Income        Shares        Share
                                                  (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                                                  -----------  -------------     ------    -----------  -------------    ------
Basic earnings per share:
        Net income applicable to common
           stockholders                               $ 849        1,658        $   0.51       $ 624        1,638        $ 0.38
                                                                                ========                                 ======
Effect of dilutive securities:
        Stock options                                    --           16                          --           18
        Deferred common stock payments for
           purchase of insurance agency                   8           58                          --           --
                                                      -----        -----                       -----       ------
Diluted earnings per share:
        Net income applicable to common stock-
           holders and assumed conversions            $ 857        1,732        $   0.49       $ 624        1,656        $ 0.38
                                                      =====        =====        ========       =====        =====        ======


                                              Three Months Ended, September 30, 2002    Three Months Ended, September 30, 2001
                                              --------------------------------------    --------------------------------------
                                                                                  Per                                     Per
                                                    Income        Shares         Share       Income        Shares        Share
                                                  (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                                                  -----------  -------------     ------    -----------  -------------    ------
Basic earnings per share:
        Net income applicable to common
           stockholders                               $ 287        1,661          $ 0.17       $ 174        1,652        $ 0.11
                                                                                ========                                 ======
Effect of dilutive securities:
        Stock options                                    --           17                          --           20
        Deferred common stock payments for
           purchase of insurance agency                   5           58                          --           --
                                                      -----        -----                       -----       ------
Diluted earnings per share:
        Net income applicable to common stock-
           holders and assumed conversions            $ 292        1,736          $ 0.17       $ 174        1,672        $ 0.10
                                                      =====        =====          ======       =====        =====        ======




4.  Comprehensive Income

     The components of other comprehensive income and related tax effects for the nine months ended September 30, 2002 and 2001 are as follows:

                                                                              Nine Months Ended
                                                                                 September 30

                                                                                2002       2001
                                                                                ----       ----

        Unrealized holding gains on available for sale
        securities                                                               $751      $842
        Less: reclassification adjustments for gains included in net income        --         8
                                                                                 ----      ----
        Net unrealized gains                                                      751       834
        Tax effect                                                                302       334
                                                                                 ----      ----
        Other comprehensive income, net of tax                                   $449      $500
                                                                                 ====      ====






5. Mandatory Redeemable Capital Debentures

     On July 11, 2002 Sussex Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. Sussex Capital Trust I purchased $5.1 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Sussex Bancorp on or after October 7, 2007, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on October 7, 2032. Proceeds totaling approximately $4.8 million were contributed to paid in capital at Sussex Bank. Financing costs related to the Company's issuance of mandatory redeemable capital debentures will be amortized over a five-year period and is included in other assets.


6.  New Accounting Standards

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13". This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective May 15, 2002 and did not have a significant impact on the Corporation's financial condition or results of operations.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation's financial condition or results of operations.

     In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002 and did not have a significant impact on the Corporation's financial condition or results of operations.

7. Segment Information

     The Company's insurance operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual, and group benefit plans and personal coverage. Insurance operations commenced on October 1, 2001 when the Company acquired Tri-State. Accordingly, there is no segment information for 2001.

                                                        Banking
                                                          and
                                                       Financial     Insurance
                                                        Services      Services        Total
                                                        --------      --------        -----
                                                               (Amounts in thousands)

            Three months ended September 30, 2002
               Revenues from external sources            $2,309        $  414        $2,723
               Income before income taxes                $  364        $   36        $  400

            Nine months ended September 30, 2002
               Revenues from external sources            $6,523        $1,276        $7,799
               Income before income taxes                $1,055        $  144        $1,199


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      Three and Nine Months ended September 30, 2002 and September 30, 2001

                          CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company's significant  accounting policies is included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 13 and 15 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

     The Company realized net income of $287 thousand for the third quarter of 2002, an increase of $113 thousand from the $174 thousand reported for the same period in 2001. Basic earnings per share increased from $0.11 in the third quarter of 2001 to $0.17 for the third quarter of 2002. Diluted earnings per share were $0.10 in the third quarter of 2001 and increased to $0.17 in the third quarter of 2002.

     For the nine months ended September 30, 2002, net income was $849 thousand, an increase of $225 thousand from the $624 thousand reported for the same period in 2001. Basic earnings per share were $0.51 for the nine months ended September 30, 2002 compared to basic earnings per share of $0.38 for the nine-month period ended September 30, 2001. Diluted earnings per share of $0.49 for the nine months ended September 30, 2002 an increase from $0.38 from the first nine months of 2001.

     The results reflect a substantial decrease in interest expense due to declining market rates of interest, partially offset by a decrease in interest income, coupled with an increase in non-interest income earned through Tri-State Insurance Agency, Inc. ("Tri-State"). The Company did not acquire Tri-State until October 1, 2001, and so Tri-State's results are not included in the nine months ended September 30, 2001.



                              RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $92 thousand, or 3.2%, to $2.8 million for the quarter ended September 30, 2002 from $2.9 million for the same period in 2001. This decrease was primarily attributable to a 72 basis point decrease in average rate earned, on a fully taxable equivalent basis, from 6.44% during the third quarter of 2001 to 5.72% in the third quarter of 2002. Offsetting the rate decrease was an increase of $20.4 million in average third quarter interest earning balances from $180.3 million in 2001 to $200.7 million in 2002. The decline in rates had the greatest effect on federal funds sold. The average rate earned on federal funds sold decreased 170 basis points to 1.67% in the third quarter of 2002 from 3.37% during the third quarter of 2001. In response, the average balance of federal funds sold decreased 19.0% to $20.7 million for the third quarter of 2002 compared to $25.5 million in the third quarter last year as excess liquidity was used to purchase investment securities and meet an increase in loan demand. The average rate earned in the loan portfolio decreased 63 basis points to 7.19% for the third quarter of 2002 from 7.82% in the third quarter of 2001 and the average loan balance increased 8.3% from $100.8 million to $109.1 million from third quarter 2001 to third quarter 2002. Although the average rate earned on taxable investment securities declined by 80 basis points, the average balance increased by $10.5 million, or 25.8%, to $51.0 million in the third quarter of 2002 and resulted in a $36 thousand increase to interest income for the same period. The average rate earned on tax-exempt securities increased 24 basis points to 5.53% for the third quarter of 2002 compared to 5.29% in the third quarter of 2001. The average balance of tax-exempt securities increased $6.8 million, or 107.4%, to $13.1 million during the third quarter of 2002 and interest income on a tax equivalent basis increased by $96 thousand in the current quarter compared to the year ago period. The impact on interest income of market declines in interest rates exceeded the volume increases in average balances, resulting in the decline in interest income for the third quarter of 2002 compared to the second quarter if 2001.

     For the nine months ended September 30, 2002, interest income, on a fully taxable equivalent basis, decreased $656 thousand, or 7.4%, to $8.2 million from the $8.9 million reported for the same period in 2001. While market rates of interest fell during the first nine months of 2002, average interest earning assets increased $20.3 million to $192.8 million from $172.5 million during the same period in 2001. The average balance in the loan portfolio increased $5.2 million, tax exempt securities increased $5.2 million and federal funds sold increased $4.6 million during the first nine months of 2002 over the same period in 2001. As a result of both declining market rates and larger average balances in lower yielding assets, the average yield on interest earning assets on a fully taxable equivalent basis decreased 117 basis points from 6.87% from the first nine months of 2001 to 5.70% for the same period of 2002.

     Interest Expense. The Company's interest expense for the third quarter of 2002 decreased $578 thousand, or 39.5% to $884 thousand from $1.5 million in the third quarter of 2001, as the average balance of interest bearing liabilities increased $22.1 million, or 14.3% to $176.4 million during the third quarter of 2002 from $154.3 million in the same period of 2001. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 1.99% for the third quarter of 2002 from 3.76% in the third quarter of 2001. Interest expense on time deposits, the largest component of the decrease, declined $478 thousand, or 55.1% to $389 thousand as the average balance in time deposits decreased $11.6 million, or 17.2% in the third quarter of 2002 compared to the same period in 2001. As a result of a large-scale marketing promotion for low cost deposits, which began in the fourth quarter of 2001, NOW deposit average balances have grown $17.1 million, or 93.8%, from $18.2 million during the third quarter 2001 to $35.2 million in the third quarter of 2002. The interest expense on NOW deposits increased $9 thousand from the third quarter of 2001, while the average interest rate paid decreased 52 basis points from 1.29% to 0.77% during the same periods. Average savings deposits reflect an increase of $9.8 million, or 18.6%, in average balances while the average rate paid declined 151 basis points from 2.79% in the third quarter of 2001 to 1.28% in the third quarter of 2002. Average borrowed funds increased to $13.7 million in the third quarter of 2002 from $10 million in the third quarter if 2001. The Company entered into several short-term FHLB advances during the third quarter of 2002 as a leveraging strategy to purchase investments at higher yields than the cost of the advances. Also in the third quarter of 2002, the Company issued $5 million in mandatory redeemable capital debentures through Sussex Capital Trust I, a wholly owned subsidiary of the Company.

     For the nine months ended September 30, 2002 interest expense decreased $1.7 million, or 39.6%, to $2.7 million from $4.4 million for the same period last year. This decrease was largely due to a decrease in interest expense on time deposits of $1.2 million, or 47.4%, from $2.6 million for the first nine months of 2001 to $1.4 million during the first nine months of 2002. In addition the average balance in time deposit accounts decreased $6.9 million, or 10.7%, over the same nine-month periods. The Company shifted it's focus from drawing time deposits on the basis of rate to attracting customers through its new marketing promotion of lower costing NOW and savings accounts. The average balance of NOW deposits increased $16.8 million, or 103.4%, from $16.1 million during the first nine months of 2001 to $ 32.9 million in the first nine months of 2002. For the first nine months of 2002, the Company's average cost of time deposits was 3.17%, while the average cost of NOW accounts was 0.81% compared to 5.37% and 1.34 respectively from the first nine months of 2001. During the first nine months of 2002 savings deposits increased $11.7 million, or 23.9%, from $49.1 million during the first nine months of 2001 to $ 60.8 million during the same period of 2002. The increase is primarily attributable to increased cross marketing of existing customers and the Company's overall increased level of marketing activity. The Company's average borrowed funds increased to $11.2 million during the first nine months of 2002 compared to $10 million in the first nine months of 2001, with the purchase of $5.0 million in short-term advances in July of 2002. With the issuance of the mandatory redeemable capital debentures on July 11, 2002, the Company incurred additional interest expense of $65 thousand during 2002, which was not present during 2001. The average rate paid on total interest bearing liabilities decreased 190 basis points from 4.02% in the first nine months of 2001 to 2.12% during the same period in 2002. This decrease in the average cost of funds was mostly due to the decline in market rates and the Company's strategy of attracting lower cost deposits and repricing its higher costing time deposit portfolio.

     The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.



                               Comparative Average
                                 Balance Sheets
                         Nine Months Ended September 30,

                                                                      2002                                   2001
                                                                      ----                                   ----
                                                                            (Dollars in Thousands)

                                                                    Interest     Average Rates             Interest   Average Rates
                                                     Average        Income/         Earned/    Average      Income/       Earned/
                                                     Balance        Expense          Paid      Balance      Expense        Paid
                                                     -------        -------          ----      -------      -------        ----
Assets
  Interest Earning Assets:
      Taxable Loans (net of unearned income)        $ 107,116      $   5,773         7.21%    $ 101,928    $   6,097       8.00%
      Tax Exempt Securities                            11,734            479         5.46%        6,495          253       5.21%
      Taxable Investment Securities                    42,481           1532         4.82%       38,952         1698       5.83%
      Federal Funds Sold                               25,282            324         1.69%       20,636          655       4.19%
      Time Deposits in Other Banks                      5,422             81         2.00%        3,710          120       4.32%
      Other (1)                                           744             24         4.31%          772           46       7.97%
                                                    ---------      ---------                  ---------    ---------
   Total Earning Assets                             $ 192,779      $   8,213         5.70%    $ 172,493    $   8,869       6.87%

   Non-Interest Earning Assets                      $  19,158                                              $  13,376
   Allowance for Loan Losses                        ($  1,255)                                             ($  1,026)
                                                    ---------                                              ---------
Total Assets                                        $ 210,682                                              $ 184,843
                                                    =========                                              =========



Liabilities and Shareholders'  Equity
   Interest Bearing Liabilities:
      NOW Deposits                                  $  32,888      $     199         0.81%    $  16,144    $     162       1.34%
      Savings Deposits                                 60,787            608         1.34%       49,048         1125       3.07%
      Money Market Deposits                             4,065             30         0.99%        7,092          156       2.94%
      Time Deposits                                    57,932          1,373         3.17%       64,879        2,608       5.37%
                                                    ---------      ---------                  ---------    ---------
Total Interest Bearing Deposits                       155,672          2,210         1.90%      137,163        4,051       3.95%
      Borrowed Funds                                   11,245            397         4.66%       10,000          376       4.96%
      Capital Debenture                                 1,502             65         5.71%            0            0       0.00%
                                                    ---------      ---------                  ---------    ---------
   Total Interest Bearing Liabilities               $ 168,419      $   2,672         2.12%    $ 147,163    $   4,427       4.02%

   Non-Interest Bearing Liabilities:
      Demand Deposits                               $  27,255                                 $  25,193
      Other Liabilities                                 2,443                                       807
                                                    ---------                                 ---------
   Total Non-Interest Bearing Liabilities           $  29,698                                 $  26,000

   Shareholders' Equity                             $  12,565                                 $  11,680
                                                    ---------                                 ---------
Total Liabilities and Shareholders' Equity          $ 210,682                                 $ 184,843
                                                    =========                                 =========

Net Interest Differential                                          $   5,541                               $   4,442
Net Interest Spread                                                                  3.57%                                 2.85%
Net Yield on Interest-Earning Assets or
   Net Interest Margin                                                               3.84%                                 3.44%

(1) Includes FHLB stock and interest-bearing deposits


     Net-Interest Income. The net interest income for the third quarter of 2002 increased $486 thousand over the same period last year. This increase was the result of liabilities repricing faster and lower then earning assets in a declining market rate environment and the Company's ability to shift it's average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased, on a fully taxable equivalent basis, by 105 basis points to 3.73% and the net yield on interest-bearing assets increased 69 basis points to 3.91% in the third quarter of 2002 compared to the year ago period.

     Net interest income for the nine months ended September 30, 2002 increased $1.0 million, or 23.3%, over the same period last year. The net interest spread increased, on a fully taxable equivalent basis, 72 basis points and the net yield on interest-bearing assets improved by 40 basis points between the first nine-month periods of 2001 and 2002. This comparison displays the effect of declining market rates of interest repricing deposit liabilities faster than earning assets during the first nine-month periods of 2002 compared to the first nine months of 2001.

     Provision for Loan Losses. For the three months ended September 30, 2002 the provision for loan losses was $75 thousand compared to $63 thousand for the third quarter ended September 30, 2001. The provision for loan losses was $225 thousand for the nine months ended September 30, 2002 as compared to $189 thousand for the same period last year. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

     Non-Interest Income. For the third quarter of 2002, total non-interest income increased $460 thousand, or 137.7%, from the same period in 2001. On October 1, 2001 the Company acquired Tri-State and in the third quarter of 2002 the subsidiary contributed $414 thousand in insurance commission and fee income to non-interest income that was not present in the third quarter of 2001. Service charges on deposit accounts increased $53 thousand to $195 thousand and other income increased $27 thousand to $129 thousand for the quarter ended September 30, 2002. This increase in service charges on deposit accounts is credited to the growth in the Company's deposits. Investment brokerage fee income has decreased by $22 thousand, or 28.2%, to $56 thousand for the period ending September 30, 2002 compared to $78 thousand earned during the third quarter of 2001 due to lower sales volume.

     For the nine months ended September 30, 2002, non-interest income increased $1.5 million, or 157.7%, from the same period in 2001. Insurance commissions and fee income for the first nine months of 2002 resulted in an additional $1.3 million in non-interest income. Service charges on deposit accounts increased $107 thousand for the nine-month period ending September 30, 2002 over the same period in 2001. This increase was due to growth in deposit account activity during the first nine months of 2002 over the first nine months of 2001. Investment brokerage fees increased $40 thousand, or 24.4%, from September 30, 2001 to September 30, 2002. In the first nine months of 2002, a $24 thousand gain on the sale of loans held for sale was recorded compared to a $9 thousand gain on the sale of loans held for sale during the first nine months of 2001.

     Non-Interest Expense. For the quarter ended September 30, 2002, non-interest expense increased $776 thousand from the same period last year. The additional non-interest expense in the third quarter 2002 attributed to Tri-State totaled $378 thousand. Net of Tri-State's salaries and employee benefits, the Company's salaries and employee benefits increased $218 thousand, or 28.5%, from the addition of seven full time equivalent employees and normal salary increases since the quarter ended September 30, 2001. Other non-interest expense increases from third quarter 2001 to third quarter 2002, net of Tri-State's expenses, were advertising and promotion expenses of $66 thousand due to the deposit promotion which began in the fourth quarter of 2001, stationary and supply expense of $22 thousand from costs associated with the Bank subsidiary name change from The Sussex County State Bank to Sussex Bank during fourth quarter 2001, and other expenses of $63 thousand relative to normal expenditures attributed to the growth of the Company.

     For the nine months ended September 30, 2002, non-interest expense increased $2.1 million, to $6.4 million, of which $1.1 million is attributable to Tri-State and which was not present during the first nine months of 2001. Net of Tri-State, non-interest expenses increased $998 thousand, or 23.5% to $5.2 million for the first nine months of 2002 from $ 4.2 million from the first nine months of 2001. Salaries and employee benefits increased $460 thousand, or 20.4%, furniture and fixture expense increased $97 thousand, or 20.2%, stationary and supply expense increased $35 thousand, or 46.7% and advertising and promotions increased $190 thousand, or 125.8% during the first nine month of 2002 as compared to the first nine months of 2001. The Company's assets have grown over 11% since the year ended December 31, 2001and these related non-interest expense increases are the result of management's strategies to increase loan balances outstanding, attract deposits and improve the performance and value of the Company.

     Income Taxes. Income tax expense increased $45 thousand to $113 thousand for the three months ended September 30, 2002 as compared to $68 thousand for the same period in 2001. Income taxes also increased for the nine months ended September 30, 2002 to $350 thousand as compared to $257 thousand for the nine months ended September 30, 2001. The increase in income taxes resulted from a higher level of income before income taxes in 2002 compared to 2001.

                               FINANCIAL CONDITION

               September 30, 2002 as compared to December 31, 2001

     Total assets increased to $226.3 million at September 30, 2002, a $23.0 million increase from total assets of $203.3 million at December 31, 2001. Increases in total assets include net increases of $25.7 million in securities available for sale and $3.0 million in time deposits in other banks and $3.7 in net loans, partially offset by a $9.6 million reduction in cash and cash equivalents. Asset increases were financed through an increase in total deposits of $12.0 million from $178.6 million at year-end 2001 to $190.6 million on September 30, 2002, a $5 million increase in long-term debt and the $5 million issuance of mandatory redeemable capital debentures previously discussed. Total stockholder's equity increased $1.0 million from $12.2 million at December 31, 2001 to $13.2 million at September 30, 2002.

     Total loans at September 30, 2002 increased $3.9 million to $110.0 million from $106.1 million at year-end 2001. During both the three and nine month periods ending September 30, 2002, the Company has seen high levels of prepayments as borrowers continue to seek to refinance loans in the current low interest rate environment. Although new originations have exceeded payoffs both through scheduled maturities and prepayments, origination activity has not produced a proportionate increase in the total loan portfolio. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The balance in non-residential real estate loans increased $4.2 million from $34.8 million at December 31, 2001 to $39.0 million on September 30, 2002 and commercial and industrial loans increased $2.0 million over the same nine-month period. Residential 1-4 family real estate loans have decreased $1.7 million from $51.4 million at December 31, 2001 to $49.7 million on September 30, 2002. Other minor shifts in ending balances occurred between December 31, 2001 and September 30, 2002 according to loan demand.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                  September 30, 2002                  December 31, 2001
                                                -----------------------             --------------------
                                                  Amount       Percent                Amount     Percent
                                                -----------------------             --------------------
                                                                   (Dollars In Thousands)
Commercial and Industrial                        $ 10,040        9.13%              $  8,065       7.60%
Real Estate-Non Residential Properties             38,994       35.45%                34,811      32.79%
Residential Properties  (1-4 Family)               49,758       45.23%                51,433      48.45%
Construction                                        8,289        7.53%                 8,515       8.02%
Loans to Individuals                                2,304        2.09%                 2,245       2.12%
Other Loans                                           623        0.57%                 1,079       1.02%
                                                 --------      ------               --------     ------
Total Loans                                      $110,008      100.00%              $106,148     100.00%
                                                 ========      ======               ========     ======


     Federal funds sold decreased by $13.1 million to $21.8 million at September 30, 2001 from $34.9 million on December 31, 2001. During 2001 in a declining rate environment, deposits increased faster than investment opportunities and the excess funds were invested in short-term federal funds. These funds were used to purchase investment securities and time deposits in other banks during the first nine months of 2002.

     Securities, available for sale, at market value, increased $25.7 million, or 60.2%, from $42.7 million at year-end 2001 to $68.4 million on September 30, 2002. The Company purchased $46.7 million in new securities in the first nine months of 2002 and $21.4 million in available for sale securities matured, were called and were repaid. There were $751 thousand in recorded unrealized gains in the available of sale portfolio and $357 thousand in net amortization expenses during the first nine months of 2002. There were no held to maturity securities at September 30, 2002 or at year-end 2001.

     Total year to date average deposits increased $16.8 million, or 10.1%, to $182.9 million during the first nine months of 2002 from the twelve-month average of $166.1 million for the year ended December 31, 2001. NOW deposits increased by $15.0 million, savings deposits increased by $10.5 million, and demand deposits increased by $1.8 million. Offsetting these increases were decreases in money market deposits of $3.0 million and time deposits of $7.6 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion begun in the forth quarter of 2001. After aggressively pricing time deposits in the first quarter of 2001, many of those deposits have since repriced at lower market rates of interest or left the bank and the decrease in the average balance of time deposits during the first nine months of 2002 reflects the withdrawal of some of the matured, higher priced time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

     The following schedule presents the components of deposits, for each period presented.

                                                  Nine Month Average                Twelve Month Average
                                                  September 30, 2002                 December 31, 2001
                                                 --------------------------------------------------------
                                                       2002                                2001
                                                 --------------------------------------------------------
                                                  Average    Percentage              Average    Percentage
                                                  Balance     of Total               Balance     of Total
                                                 --------    ---------              --------     --------
Deposits:
NOW Deposits                                      $32,888       17.98%               $17,885       10.76%

Savings Deposits                                   60,787       33.23%                50,334       30.30%

Money Market Deposits                               4,065        2.22%                 7,029        4.23%

Time Deposits                                      57,932       31.67%                65,486       39.42%

Demand Deposits                                    27,255       14.90%                25,412       15.29%

                                                 --------      ------               --------      ------
Total Deposits                                   $182,931      100.00%              $166,146      100.00%
                                                 ========      ======               ========      ======


ASSET QUALITY

     At September 30, 2002, non-accrual loans decreased $692 thousand to $1.8 million, as compared to $2.5 million at December 31, 2001. Management continues to monitor the Company's asset quality and believes that the non-accrual loans of the Bank are adequately collateralized and does not anticipate any material losses.

     The following table provides information regarding risk elements in the loan portfolio:

                                            September 30, 2002 December 31, 2001
                                            ------------------------------------
Non-accrual loans                                $1,802              $2,494
Non-accrual loans to total loans                   1.64%               2.35%
Non-performing assets to total assets              0.88%               1.32%
Allowance for loan losses
  as a % of non-performing loans                  75.08%              45.83%
Allowance for loan losses to
  total loans                                      1.23%               1.08%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions charged to expense and reduced by charge-offs, net of recoveries, increase the allowance for loan losses. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for loan losses.

     At September 30, 2002, the allowance for loan losses was $1.4 million, an increase of 18.4% from the $1.1 million at year-end 2001. There were $17 thousand in charge offs and $2 thousand in recoveries reported in the first nine months of 2002. The allowance for loan losses as a percentage of total loans was 1.23% at September 30, 2002 compared to 1.08% on December 31, 2001.


LIQUIDITY MANAGEMENT

     At September 30, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At September 30, 2002, liquid investments totaled $31.5 million, and all mature within 30 days.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2002, had the ability to borrow a total of $23.0 million against its one to four family mortgages as collateral for long term advances. The Bank also has available an overnight line of credit in the amount of $7.9 million. In December of 2000 the Company borrowed $10 million against its one to four family mortgages. The borrowings, which have an average interest rate of 4.95%, mature on December 21, 2010, but are callable beginning in December 2001, 2002 and 2003, respectively. In July of 2002 the Company borrowed an additional $5 million in advances as a leverage strategy to gain an interest margin spread on the purchase of investment securities. These additional borrowings have maturities from January 2003 through July 2004 with interest rates ranging from 1.96% to 3.01%.

CAPITAL RESOURCES

     Total stockholders' equity increased to $13.2 million at September 30, 2002 from $12.2 million at year-end 2001. Activity in stockholder's equity consisted of a net increase in retained earnings of $551 thousand derived from $849 thousand in net income earned during the first nine months of 2002, offset by $298 thousand in payments for cash dividends. Unrealized gain on securities, available for sale of $449 thousand, $38 thousand in stock options exercised and $86 thousand for shares issued through the dividend reinvestment plan were increases to stockholder's equity, offset by treasury stock purchases of $156 thousand.

     On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The securities bear an initial rate of 5.51%, which will be adjusted quarterly. The interest rate will be reset based on the three month LIBOR rate plus 365 basis points. For the quarter beginning October 7, 2002 the new rate of interest on the debentures will be 5.425%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007.

     At September 30, 2002 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2002, for the Company and the Bank, as well as the minimum regulatory requirements.

                                Amount          Ratio         Amount       Minimum Ratio
                                ------          -----         ------       -------------
       The Company:
          Leverage Capital     $14,440          6.65%         $8,680             4%
          Tier 1 - Risk Based   14,440         11.58%          4,990             4%
          Total Risk-Based      16,583         13.29%          9,979             8%

       The Bank:
          Leverage Capital      14,831          6.84%          8,673             4%
          Tier 1  Risk-Based    14,831         11.91%          4,981             4%
          Total Risk-Based      16,184          13.00%         9,963             8%


ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes in internal controls.

     Not applicable


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

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     Not applicable

Item 5. Other Information
        -----------------

     Not applicable


Item 6. Exhibits and Report on form 8-K
        -------------------------------

     (a). Exhibits

     Number                  Description
     ------                  -----------

      99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b). Reports on Form 8-K

     Filing Date      Item Number   Description
     -----------      -----------   -----------

     August 5, 2002       7         Press release announcing completion of
                                    offering of trust preferred securities press release announcing second quarter 2002 results and cash dividend.

     October 30, 2002     7         Press release announcing results for the
                                    third quarter of 2002.

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

                                               SUSSEX BANCORP

                                               By:     /s/ Candace A. Leatham
                                                       -------------------------
                                                       CANDACE A. LEATHAM
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                               Date:

CERTIFICATIONS
--------------

I, Donald L. Kovach, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Sussex Bancorp;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Donald L. Kovach
    -----------------------
    DONALD L. KOVACH
    President and
    Chief Executive Officer

Date:


I, Candace A. Leatham, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Sussex Bancorp;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/ Candace A. Leatham
    -------------------------
    CANDACE A. LEATHAM
    Senior Vice President and
    Chief Financial Officer

Date: