Form 10KSB
SUSSEX BANCORP
filed 2003-03-20
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               --------------------
                                   FORM 10-KSB

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the fiscal year ended: December 31, 2002

                                                                 OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------   --------
                         Commission file number 0-29030

                                 SUSSEX BANCORP
           (Name of small business issuer as specified in its charter)

                New Jersey                                       22-3475473
                ----------                                       ----------
        (State of other jurisdiction                         (I.R.S. employer
    of incorporation or organization)                        identification no.)

   399 Route 23, Franklin, New Jersey       07416         (973) 827-2914
   ----------------------------------       -----         --------------
   (Address of principal                  (Zip Code)  (Issuer's Telephone Number
       executive offices)                               Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

   Common Stock, no par value                     American Stock Exchange
   --------------------------                     -----------------------
   Title of Each Class                     Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:         None.

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]         No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by non-affiliates of
     the Issuer as of   March 3 , 2003 was $13,595,098.   The number of shares
     of the Issuer's Common Stock, no par value, outstanding as of March 3, 2003 was 1,695,462.

     For the fiscal year ended December 31, 2002, the Issuer had total revenues of $ 14,152,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                   10-KSB Item                       Document Incorporated
                   -----------                       ---------------------


Item 6.       Management's Discussion and            Management's Discussion and
              Analysis or Plan of Operation          Analysis or Plan of Opera-
                                                     tion from the 2002 Annual
                                                     Report to Shareholders.

Item 7.       Financial Statements                   Consolidated and Audited
                                                     Financial Statments from
                                                     the 2002 Annual Report to
                                                     Shareholders.
Item 9.       Directors and Executive
              Officers of the                        Proxy Statement for 2003
              Company;  Compliance                   Annual Meeting of
              with Section 16(a) of                  Shareholders to be filed
              the Exchange Act.                      no later than April 29,
                                                     2003.
Item 10.      Executive Compensation
                                                     Proxy Statement for 2003
                                                     Annual Meeting of
                                                     Shareholders to be filed
                                                     not later than April 29,
                                                     2003.
Item 11.      Security Ownership of
              Certain Beneficial                     Proxy Statement for 2003
              Owners and Management                  Annual Meeting of
                                                     Shareholders to be filed
                                                     no later than April 29,
                                                     2003.
Item 12.      Certain Relationships
              and Related                            Proxy Statement for 2003
              Transactions                           Annual Meeting of
                                                     Shareholders to be filed
                                                     no later than April 29,
                                                     2003.

                                     PART I
                                     ------

                        ITEM 1 -- DESCRIPTION OF BUSINESS

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

     Effective October 1, 2001, the Company acquired all of the outstanding stock of Tri-State Insurance Agency, Inc. ("Tri-State"). Tri-State is a full service insurance agency located in Augusta, New Jersey. The purchase price paid by the Company for Tri-State was comprised of an upfront payment of $350,000 at closing, and deferred payments on the first, second and third anniversaries of the closing of $700,000 each, to be satisfied through a mix of cash and common stock of the Company, subject to adjustment based upon the net income of Tri-State as a subsidiary of the Bank. As part of the acquisition, each of the principals of Tri-State have entered into an employment agreement providing for their employment by Tri-State for a period of at least five years. Subsequent to year end, the Company expanded its insurance operations through the acquisition of the Garrera Insurance Agency. The operations of the Garrera Insurance Agency have been consolidated with Tri-State.

     The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Tri-State are also subject to supervision and regulation by Department. The principal executive offices of the Company are located at 399 Route 23, Franklin, New Jersey 07416, and the telephone number is (973) 827-2914.


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

     Through the Bank's subsidiary, Tri-State, the Company operates a full service general insurance agency, offering both commercial and personal lines of insurance. The Company considers this to be a separate business segment.


Service Area
------------

     The Company's service area primarily consists of the Sussex County, New Jersey market, although the Company makes loans throughout New Jersey and, on a more limited basis, in Pike County, Pennsylvania and Orange County, New York. The Company operates its main office in Franklin, New Jersey and seven branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta New Jersey.



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


Employees
---------

     At December 31, 2002, the Company employed 97 full-time employees and 19 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.


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

     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I", consisting of common stockholders' equity, certain preferred stock and certain hybrid capital instruments, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) excess of hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Certain hybrid capital instruments, including specifically trust preferred securities, may be included in Tier I capital up to a maximum of 25% of Tier I capital. In 2002, the Company raised $4.8 million in net proceeds through an offering of trust preferred securities, all of which is counted as Tier I Capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Insurance of Deposits
---------------------

     The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the "Deposit Act"), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.68 basis points of assessed deposits. During the early 1990's, the Bank acquired certain Savings Association Insurance Fund ("SAIF") insured deposits from the Resolution Trust Corporation. The Bank pays FICO assessments on these deposits at the higher SAIF rate. In 2002, the assessment on these SAIF deposits totaled $ 12,190.

Dividend Rights
---------------

     Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

Legislative and Regulatory Changes
----------------------------------

     On October 26,2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorist in the United States and abroad. This act specifies new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any financial institution. Banking regulations will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transactions, up to $1 million.


                        ITEM 2 -- DESCRIPTION OF PROPERTY

     The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its seven branch offices and its insurance company. The following table set forth certain information regarding the Company's properties as of December 31, 2002. All properties are adequatley covered by insurance.

--------------------------------------------------------------------------------
                                                             DATE OF
LOCATION                        LEASED OR OWNED         LEASE EXPIRATION
-----------------------------------------------------------------------------
399 Route 23                         Owned                     N/A
Franklin, New Jersey
------------------------------------------------------------------------
7 Church Street                      Owned                     N/A
Vernon, New Jersey
------------------------------------------------------------------------
266 Clove Road                      Leased                March, 2007
Montague, New Jersey
------------------------------------------------------------------------
96 Route 206                        Leased               August, 2006
Augusta, New Jersey
------------------------------------------------------------------------
455 Route 23                         Owned(1)                 N/A
Wantage, New Jersey
------------------------------------------------------------------------
15 Trinity Street                    Owned                     N/A
Newton, New Jersey
------------------------------------------------------------------------
165 Route 206                        Owned                     N/A
Andover, New Jersey
------------------------------------------------------------------------
100 Route 206                        Owned                     N/A
Augusta, New Jersey
------------------------------------------------------------------------
33 Main Street                       Owned                     N/A
Sparta, New Jersey
------------------------------------------------------------------------

-----------------------

     (1) The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.



                           ITEM 3 - LEGAL PROCEEDINGS

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


     ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2002.

                                     PART II
                                     -------

     ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock trades on the American Stock Exchange, under the symbol "SBB". As of December 31, 2002, the Company had approximately 700 holders of record of the Common Stock.

          The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years:


                                                                   DIVIDENDS
                                                                   ---------
             2002               HIGH             LOW               DECLARED
             ----               ----             ---               --------
                              $11.70           $10.20               $0.07
          4th Quarter
                               10.97            10.55                0.06
          3rd Quarter
                               10.82            10.60                0.06
          2nd Quarter
                               10.68             9.97                0.06
          1st Quarter
                                                                   DIVIDENDS
                                                                   ---------
             2001               HIGH             LOW               DECLARED
             ----               ----             ---               --------

          4th Quarter         $10.38           $ 9.72              $ 0.05

          3rd Quarter          11.25            10.37                0.07

          2nd Quarter          10.50             9.50                0.07

          1st Quarter          10.42            10.00                 --



     ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The information required by this item is incorporated by reference from the Registrant's 2002 Annual Report to Shareholders under the caption "Management Discussion and Analysis."

                          ITEM 7 - FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference from the Registrant's 2002 Annual Report to Shareholders under the caption "Consolidated Financial Statements."

            ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     For the year ended December 31, 2001, Arthur Andersen LLP performed the audit of the Company's financial statements. In light of events impacting Arthur Andersen LLP, the Company changed its independent auditors in April of 2002, dismissing Arthur Andersen LLP and retaining Beard Miller Company LLP as independent auditors. The decision to change auditors was recommended by the Company's Audit Committee. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditors report on the consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or auditing principles.

     In 2001 the Company changed independent auditors. The Company replaced Radics & Co., LLC with Arthur Andersen to serve as its independent auditors. The decision to change auditors was recommended by the Company's Audit Committee. For the fiscal years ended December 31, 2000 and 1999, the Company had retained the services of Radics & Co., LLC as its independent auditors. There have been no disagreements with Radics & Co., LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Radics & Co., LLC, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or auditing principles.


          ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                          COMPLIANCE WITH SECTION 16(a)

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2003.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                                       Principal Occupation
         Name, Age and Position           Officer Since                During Past Five Years
         ----------------------           -----------------            ----------------------

         Candace A. Leatham, 48                   1984(1)              Senior Vice President and
         Executive Vice President                                      Treasurer of the Bank
         and Treasurer

         George B. Harper, 48                      2001                President, Tri-State Insurance Agency, Inc.
         President, Tri-State Insurance
         Agency, Inc.

         George Lista, 43                          2001                Executive Vice President and Chief
         Chief Operating Officer,                                      Operating Officer, Tri-State Insurance
         Tri-State Insurance Agency, Inc.                              Agency, Inc.

---------------------------------------
(1)  Includes prior service as an officer of the Bank.


                        ITEM 10 - EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2003.


    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2003 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange commission no later than April 29, 2003.



     The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.
Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------
                                                                                      Number of
                                                                                      securities
                                                                                      remaining
                                                                                      available for
                                              Number of                               future issuance
                                              securities to                           under equity
                                              be issued           Weighted-average    compensation
                                              upon                exercise price of   plans
                                              exercise of         outstanding         (excluding
                                              outstanding         options, warrants   securities
                                              options,            and rights          reflected in
                                              warrants and                            column (a))
Plan category                                 rights              (b)
                                               (a)                                       (c)
------------------------------------------------------------------------------------------------------

Equity compensation plans approved            87,850              $8.58               261,711
by security holders
------------------------------------------------------------------------------------------------------
Equity compensation plans not approved        (1)                 (1)                 (1)
by security holders
------------------------------------------------------------------------------------------------------
Total                                         87,850(1)           $8.58(1)            261,711(1)
------------------------------------------------------------------------------------------------------


     (1) In connection with the Company's acquisition of Tri-State effective October 1, 2001, the Company entered into employment agreements with each of Messrs George B. Harper and George Lista. Under these agreements, each of Messrs. Harper and Lista is entitled to receive bonuses based upon the net before tax income of Tri-State for each twelve-month period commencing on the effective date of the acquisition. To the extent Tri-State's net before tax income exceeds certain designated targets contained in each employment agreement, each of Messrs. Harper and Lista will be entitled to receive a bonus equal to 25% of the amount by which the net before tax income of Tri State exceeds the target. The bonus is to be paid in shares of the Company's common stock. The amount of stock to be issued will be determined by dividing the amount of the bonus by the fair market value of the Company's common stock, determined by taking the average closing price of the common stock for the fifteen trading days prior to issuance. For the twelve-month period ended September 30, 2002, Tri-State exceeded its targeted net before tax income, and each of Messrs. Harper and Lista received a bonus of 535 shares of the Company's common stock. The employment agreements with Messrs. Harper and Lista expire on September 30, 2006.

           ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2003.


               ITEM 13 -- EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit
         Number            Description of Exhibits
         ------            -----------------------

         13 Portions on the Annual Report to Shareholders for the year ended December 31, 2002

         21                Subsidiaries of the Registrant

         23.1              Consent of Beard Miller Company LLP

         23.2              Information regarding consent of Arthur Anderson LLP

         99.1 Certification pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

         99.2 Report of Arthur Anderson LLP as independent auditors dated January 17, 2002.

(b)      Reports on form 8-K

         Date Filed                         Item
         ------------------------------    - -----------------------------------

         October 17, 2002                  Item 5 - Announcing the third quarter
                                                    results.



                       ITEM 14. --CONTROLS AND PROCEDURES

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


                                                     SUSSEX BANCORP


                                                    By: /s/ Donald L. Kovach
                                                   -----------------------------
                                                   Donald L. Kovach
                                                   Chairman of the Board and
Dated: March 20, 2003                               Chief Executive Officer
      ---------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                    TITLE                           DATE


/s/ Donald L. Kovach     Chairman of the Board and          March 20, 2003
----------------------   Chief Executive Officer
    Donald L. Kovach


/s/ Candace A. Leatham   Treasurer (Principal Financial     March 20, 2003
----------------------   Officer and Principal
   Candace A. Leatham    Accounting Officer)


/s/ Irvin Ackerson       Director                           March 20, 2003
----------------------
   Irvin Ackerson


/s/ William E. Kulsar    Secretary and Director             March 20, 2003
----------------------
   William E. Kulsar

/s/ Edward J. Leppert    Director                           March 20, 2003
----------------------
   Edward J. Leppert


/s/ Joel D. Marvil       Director                           March 20, 2003
----------------------
   Joel D. Marvil


/s/ Richard Scott        Director                           March 20, 2003
----------------------
   Richard Scott

/s/ Terry H. Thompson    Director                           March 20, 2003
----------------------
   Terry H. Thompson


/s/ Joseph Zitone        Director                           March 20, 2003
----------------------
   Joseph Zitone