Form 10QSB
period 2003-04-30
SUSSEX BANCORP
filed 2003-05-01
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               __________________

                                   FORM 10-QSB

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003


                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________________

Commission file number 0-29030
                       _______

                                 SUSSEX BANCORP.
       ________________________________________________________________
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                    22-3475473
______________________________________________________________
(State of other jurisdiction of           (I. R. S. Employer
 incorporation or organization)            Identification No.)

399 ROUTE 23, FRANKLIN, NEW JERSEY                       07416
____________________________________________           __________
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code) (973) 827-2914
                                                ______________

__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ___    ___

As of April 29, 2003 there were 1,696,462 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE(S)

Item 1.    Financial Statements and Notes to Consolidated                 3
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                        9
           Results of Operations and Financial Condition

Item 3.    Controls and Procedures                                        13


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              13

Item 2.    Changes in Securities                                          13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                13

CERTIFICATIONS                                                            14

                    PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            SUSSEX BANCORP
                     CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA)
                             (UNAUDITED)

ASSETS                                                                       MARCH 31, 2003      DECEMBER 31, 2002
                                                                           ----------------      -----------------
Cash and due from banks                                                              $9,521                 $9,186
Federal funds sold                                                                   13,200                 16,910
                                                                           ----------------      -----------------
   Cash and cash equivalents                                                         22,721                 26,096

Interest bearing time deposits with other banks                                       3,600                  3,600
Securities available for sale                                                        75,566                 72,720
Federal Home Loan Bank Stock, at cost                                                   700                    750

Loans receivable, net of unearned income                                            118,531                113,455
   Less:  allowance for loan losses                                                   1,496                  1,386
                                                                           ----------------      -----------------

        Net loans receivable                                                        117,035                112,069

Premises and equipment, net                                                           4,575                  4,634
Accrued interest receivable                                                           1,228                  1,144
Goodwill                                                                              1,932                  1,932
Other assets                                                                          3,361                  2,959
                                                                           ----------------      -----------------


Total Assets                                                                       $230,718               $225,904
                                                                           ================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Non-interest bearing demand                                                   $29,864                $26,514
      Savings and interest bearing demand                                           112,153                110,729
      Time of less than $100,000                                                     43,728                 43,470
      Time of $100,000 and over                                                       9,605                  9,145
                                                                           ----------------      -----------------

   Total Deposits                                                                   195,350                189,858

Borrowings                                                                           14,000                 15,000
Accrued interest payable and other liabilities                                        2,598                  2,366
Mandatory redeemable capital debentures                                               5,000                  5,000
                                                                           ----------------      -----------------

TOTAL LIABILITIES                                                                   211,948                207,224

Stockholders' Equity:
   Common stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 1,695,462 in 2003 and 1,688,130 in 2002                 7,936                  7,869
   Retained earnings                                                                  5,444                  5,249
   Accumulated other comprehensive income                                               390                    562
                                                                           ----------------      -----------------


TOTAL STOCKHOLDERS' EQUITY                                                           13,770                 13,680
                                                                           ----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $230,718               $225,904
                                                                           ================      =================


            See Notes to Consolidated Financial Statements

                         SUSSEX BANCORP
               CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT SHARE DATA)
                          (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             2003                2002
                                                                           --------            --------
INTEREST INCOME
   Loans receivable, including fees                                        $1,939              $1,917
   Securities:
      Taxable                                                                 523                 448
      Tax-exempt                                                              165                 100
   Federal funds sold                                                          45                 125
   Interest bearing deposits                                                   13                  17
                                                                           --------            --------
         TOTAL INTEREST INCOME                                              2,685               2,607
                                                                           --------            --------

INTEREST EXPENSE
   Deposits                                                                   560                 829
   Borrowings                                                                 149                 124
   Mandatory redeemable capital debentures                                     63                   -
                                                                           --------            --------
        TOTAL INTEREST EXPENSE                                                772                 953
                                                                           --------            --------

        NET INTEREST INCOME                                                 1,913               1,654
PROVISION FOR LOAN LOSSES                                                     125                  75
                                                                           --------            --------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1,788               1,579
                                                                           --------            --------

NON-INTEREST INCOME
   Service fees on deposit accounts                                           183                 141
   ATM fees                                                                    74                  52
   Insurance commissions and fees                                             564                 428
   Investment brokerage fees                                                   63                  72
   Net gain on sale of loans held for sale                                      -                  18
   Other                                                                      111                  54
                                                                           --------            --------
      TOTAL NON-INTEREST INCOME                                               995                 765
                                                                           --------            --------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                           1,286               1,091
   Occupancy, net                                                             175                 147
   Furniture and equipment                                                    206                 216
   Stationary and supplies                                                     47                  38
   Audit and exams                                                             25                  36
   Advertising and promotion                                                   81                 111
   Postage and freight                                                         44                  35
   Amortization of intangible assets                                           38                  33
   Other                                                                      455                 313
                                                                           --------            --------
      TOTAL NON-INTEREST EXPENSE                                            2,357               2,020
                                                                           --------            --------

       INCOME BEFORE INCOME TAXES                                             426                 324
PROVISION FOR INCOME TAXES                                                    113                  93
                                                                           --------            --------
      NET INCOME                                                             $313                $231
                                                                           ========            ========
EARNINGS PER SHARE
                                                                           --------            --------
   Basic                                                                    $0.18               $0.14
                                                                           ========            ========
                                                                           --------            --------
   Diluted                                                                  $0.18               $0.13
                                                                           ========            ========

                 See Notes to Consolidated Financial Statements


                          SUSSEX BANCORP
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           (UNAUDITED)

                                                                                              ACCUMULATED
                                                               NUMBER OF                            OTHER                  TOTAL
                                                                  SHARES   COMMON  RETAINED COMPREHENSIVE TREASURY  STOCKHOLDERS
                                                             OUTSTANDING    STOCK  EARNINGS        INCOME    STOCK        EQUITY
                                                             -----------    -----  --------        ------    -----        ------



Balance December 31, 2001                                      1,659,057    $7,732   $4,509          $123    ($127)      $12,237
Comprehensive income:
   Net income                                                          -         -      231             -        -           231
   Change in unrealized gains (losses) on securities
     available for sale                                                -         -        -          (116)       -          (116)
                                                                                                                         -------
Total Comprehensive Income                                                                                                   115

Treasury shares purchased                                        (10,023)        -        -             -     (105)         (105)
Issuance of common stock and exercise of stock options             1,090        10        -             -        -            10
Issuance of common stock through dividend reinvestment plan        3,542        29        -             -        -            29
Dividends on common stock ($.06 per share)                             -         -     (101)            -        -          (101)

                                                               -----------------------------------------------------------------
Balance March 31, 2002                                         1,653,666    $7,771   $4,639            $7    ($232)      $12,185
                                                               =================================================================

Balance December 31, 2002                                      1,688,130    $7,869   $5,249          $562       $0       $13,680
Comprehensive income:
   Net income                                                          -         -      313             -        -           313
   Change in unrealized gains (losses) on securities
     available for sale                                                -         -        -          (172)       -          (172)
                                                                                                                         -------
Total Comprehensive Income                                                                                                   141

Treasury shares purchased                                         (2,400)        -        -             -      (25)          (25)
Treasury shares retired                                                -       (25)       -             -       25             -
Issuance of common stock and exercise of stock options             4,186        35        -             -        -            35
Shares issued through dividend reinvestment plan                   5,546        57        -             -        -            57
Dividends on common stock ($.07 per share)                             -         -     (118)            -        -          (118)

                                                               -----------------------------------------------------------------
Balance March 31, 2003                                         1,695,462    $7,936   $5,444          $390       $0       $13,770
                                                               =================================================================


                 See Notes to Consolidated Financial Statements



                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------------
                                                                                        2003                    2002
                                                                                  -----------------       ----------------
                                                                                                     (In Thousands)
Cash Flows from Operating Activities
Net income                                                                                    $313                   $231
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                      125                     75
Provision for depreciation and amortization                                                    135                    150
Net amortization of securities premiums and discounts                                          277                    117
Proceeds from sale of loans                                                                      -                    652
Net gains on sale of loans                                                                       -                    (18)
Loans originated for sale                                                                        -                   (634)
Earnings on investment in life insurance                                                       (13)                   (14)
(Increase) decrease in assets:
   Accrued interest receivable                                                                 (84)                   (74)
   Other assets                                                                               (274)                   (67)
Increase (decrease) in accrued interest payable and other liabilities                          232                    (24)
                                                                                  -----------------        ---------------

Net Cash Provided by Operating Activities                                                      711                    394
                                                                                  -----------------        ---------------

Cash Flows from Investing Activities
Securities available for sale:
   Purchases                                                                               (17,381)               (12,786)
   Maturities, calls and principal repayments                                               13,971                  7,142
Net (increase) decrease in loans                                                            (5,091)                 1,491
Purchases of bank premises and equipment                                                       (76)                   (82)
Proceeds from redemption of FHLB stock                                                          50                      -
Net increase in interest bearing time deposits with other banks                                  -                 (4,000)
                                                                                  -----------------        ---------------

Net Cash Used in Investing Activities                                                       (8,527)                (8,235)
                                                                                  -----------------        ---------------

Cash Flows from Financing Activities
Net increase in deposits                                                                     5,492                  1,812
Repayment of borrowings                                                                     (1,000)                     -
Proceeds from the issuance of common stock                                                      35                     10
Purchase of treasury stock                                                                     (25)                  (105)
Dividends paid, net of reinvestments                                                           (61)                   (72)
                                                                                  -----------------        ---------------

Net Cash Provided by Financing Activities                                                    4,441                  1,645
                                                                                  -----------------        ---------------

Net (Decrease) Increase in Cash and Cash Equivalents                                        (3,375)                (6,196)

Cash and Cash Equivalents - Beginning                                                       26,096                 41,035
                                                                                  -----------------        ---------------
Cash and Cash Equivalents - Ending                                                         $22,721                $34,839
                                                                                  =================        ===============

Supplementary Cash Flows Information
Interest paid                                                                                 $786                 $1,109
                                                                                  =================        ===============
Income taxes paid                                                                               $0                     $0
                                                                                  =================        ===============
Supplementary Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans                                               $0                     $0
                                                                                  =================        ===============

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  Basis of Presentation

    The consolidated financial statements include the accounts of Sussex Bancorp (the "Company") and its wholly-owned subsidiaries, Sussex Bank (the "Bank") and Sussex Capital Trust I. The Bank's wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Bank operates eight banking offices all located in Sussex County and is the parent of Tri-State Insurance Agency, Inc., ("Tri-State") a full service insurance agency located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2002.


2.  Net Income Per Common Share

    Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance or potential common shares that may be issued by the Company relating to outstanding stock options and guaranteed and contingently issuable shares from the acquisition of Tri-State. Potential common shares related to stock options are determined using the treasury stock method.

    The following table sets forth the computations of basic and diluted earnings per share (dollars in thousands, except per hare data):


                                                THREE MONTHS ENDED MARCH 31, 2003          THREE MONTHS ENDED MARCH 31, 2002
                                             ---------------------------------------    -------------------------------------
                                                                              PER                                      PER
                                                  INCOME         SHARES      SHARE         INCOME        SHARES       SHARE
                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                             ---------------------------------------    -------------------------------------
Basic earnings per share:
    Net income applicable to common
       stockholders                                 $313          1,693       $0.18          $231         1,659        $0.14
                                                                              =====                                    =====
Effect of dilutive securities:
    Stock options                                     --             14                        --            17
    Deferred common stock payments for
       purchase of insurance agency                    2             38                         1            57
                                             ------------------------------             ---------------------------
Diluted earnings per share:
    Net income applicable to common stock-
       holders and assumed conversions              $315          1,745       $0.18          $232         1,733        $0.13
                                             ======================================     ====================================



3.  Comprehensive Income

    The components of other comprehensive income and related tax effects for the three months ended March 31, 2003 and 2002 are as follows:


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                               2003            2002
                                                                         ------------    -----------
                                                                                  (IN THOUSANDS)

Unrealized holding gains (losses) on available for sale securities            ($287)               ($193)
Less: reclassification adjustments for gains included in net income               -                    -
                                                                              -----                -----
     Net unrealized gains (losses)                                             (287)                (193)
Tax effect                                                                     (115)                 (77)
                                                                              -----                -----
     Other comprehensive income (loss), net of tax                            ($172)               ($116)
                                                                              =====                =====


4. Segment Information

    The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.


                                                BANKING AND           INSURANCE
                                         FINANCIAL SERVICES            SERVICES               TOTAL
                                         ------------------            --------               -----
                                                                (IN THOUSANDS)

THREE MONTHS ENDED MARCH 31, 2003:
     Revenues from external sources                  $3,116                $564              $3,680
     Income before income taxes                         346                  80                 426
     Total assets                                   227,886               2,832             230,718

THREE MONTHS ENDED MARCH 31, 2002:
     Revenues from external sources                  $2,944                $428              $3,372
     Income before income taxes                         262                  62                 324
     Total assets                                   202,860               2,219             205,079


5.  Stock Option Plans

    The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for the quarters ended March 31, 2003 and 2002:


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2003               2002
                                                                      ----------          ----------
                                                                                (IN THOUSANDS)

Net income, as reported                                                    $313                $231
Total stock-based compensation expense determined under fair
     value based method for all awards, net of related tax effects           (7)                 (3)
                                                                      ---------           ---------
Pro forma net income                                                       $306                $228
                                                                      =========           =========

Basic earnings per share:
     As reported                                                          $0.18               $0.14
     Pro forma                                                            $0.18               $0.14

Diluted earnings per share:
     As reported                                                          $0.18               $0.13
     Pro forma                                                            $0.18               $0.13




6.  Acquisition

    On January 2, 2003, the Company acquired certain assets of the Garrera Insurance Agency through its subsidiary, Tri-State Insurance Agency, Inc. The acquisition was accounted for using the purchase method of accounting. The total purchase price including transaction costs was $68,000 and was allocated to the identifiable intangible asset representing the fair value of the acquired book of business, which will be amortized over 3 years. The results of operations of the insurance agency from January 2, 2003 are included in the accompanying consolidated financial statement.

7.  New Accounting Standard

    In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.
    Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $531,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.
    These standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2003 and March 31, 2002


                          CRITICAL ACCOUNTING POLICIES

    Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 10 and 11 of this Form 10-QSB for the provision and allowance for loan losses.


                           FORWARD LOOKING STATEMENTS

    When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.


                                    OVERVIEW

    The Company realized net income of $313 thousand for the first quarter of 2003, an increase of $82 thousand from the $231 thousand reported for the same period in 2002. Basic earnings per share increased from $0.14 in the first quarter of 2002 to $0.18 for the first quarter of 2003. Diluted earnings per share were $0.13 in the first quarter of 2002 and increased to $0.18 in the first quarter of 2003.

    The results reflect a substantial decrease in interest expense due to declining market rates of interest, coupled by increases in interest income due to the growth of $21.6 million in average earning assets from the first quarter of 2002 to the same period this year.


                              RESULTS OF OPERATIONS

    INTEREST INCOME. Total interest income increased $78 thousand, or 3.0%, to $2.7 million for the quarter ended March 31, 2003 from $2.6 million for the same period in 2002. This increase was primarily attributable to an increase of $21.6 million in average first quarter interest earning assets from $186.6 million in 2002 to $208.2 million in 2003, while the average yield declined 36 basis points, on a fully taxable equivalent basis, from 5.73% during the first quarter of 2002 to 5.37% in the first quarter of 2003. Although the average rate earned on investment securities declined by 100 basis points, the average balance increased by $27.7 million, or 60.1%, to $73.9 million in the first quarter of 2003 and resulted in a $165 thousand increase to interest income, on a tax equivalent basis, for the same period. The average rate earned in the loan portfolio decreased 47 basis points to 6.84% for the first quarter of 2003 from 7.33% in the first quarter of 2002 and the average loan balance increased 8.4% from $106.1 million to $115.0 million from first quarter 2002 to first quarter 2003. The interest income earned on the loan portfolio increased a nominal $22 thousand. The interest earned on other interest bearing assets declined $77 thousand while the average balance in other interest earning assets decreased by $15 million, or 43.7%, to $19.3 million from $34.3 million from the first quarter of 2002. The impact of volume increases in average balances on interest income exceeded the market declines in interest rates, resulting in an increase in interest income for the first quarter of 2003 compared to the first quarter if 2002.

    INTEREST EXPENSE. The Company's interest expense for the first quarter of 2003 decreased $181 thousand, or 19.0% to $772 thousand from $953 thousand in the first quarter of 2002. The average balance of interest bearing liabilities increased $21.3 million, or 13.1% to $183.7 million during the first quarter of 2003 from $162.4 million in the same period of 2002. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 1.70% for the first quarter of 2003 from 2.38% in the first quarter of 2002. Interest expense on time deposits, the largest component of the decrease, declined $203 thousand, or 37.4% to $340 thousand as the average balance in time deposits decreased $5.7 million, or 9.6% in the first quarter of 2003 compared to the same period in 2002. NOW deposit average balances grew $11.0 million, or 34.8%, from $31.7 million during the first quarter 2002 to $42.8 million in the first quarter of 2003. The interest expense on NOW deposits decreased $4 thousand from the first quarter of 2002, as the average interest rate paid decreased 27 basis points from 0.92% to 0.65% during the same periods. Average savings deposits reflect an increase of $5.3 million, or 9.2%, in average balances while the average rate paid declined 53 basis points from 1.44% in the first quarter of 2002 to 0.91% in the first quarter of 2003. The decline in time deposits and increase in NOW and savings accounts reflects management's continued efforts to reposition the Company's deposit portfolio away from higher cost deposits through an ongoing marketing promotion for transaction accounts and other low cost deposits. While total average interest bearing deposits increased $12.0 million from $152.4 million during the first quarter of 2002 to $164.4 million in the first quarter of 2003, the average rate paid on deposits fell 83 basis points to 1.38% and the interest expense declined $269 thousand to $560 thousand in the first quarter of 2003 from the same period in 2002. Average borrowed funds and capital debenture balances increased to $19.3 million in the first quarter of 2003 from $10 million in the first quarter if 2002. In the third quarter of 2002, the Company entered into several short-term FHLB advances and issued $5 million in mandatory redeemable capital debentures that were not present during the first quarter if 2002. The capital debentures bear a floating rate of interest, which averaged 5.11% in the first quarter of 2003, and the related interest expense was $63 thousand for the quarter ended March 31, 2003.

    The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.


                                                                           THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS)                                           2003                                      2002
-------------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE                AVERAGE            AVERAGE                AVERAGE
EARNING ASSETS:                                    BALANCE    INTEREST (1) RATE (2)          BALANCE    INTEREST (1) RATE (2)
-------------------------------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt  (3)                                $15,777        $234        6.02%          $10,212        $137        5.44%
      Taxable                                         58,073         509        3.55%           35,913         441        4.98%
-------------------------------------------------------------------------------------------------------------------------------
Total securities                                      73,850         743        4.08%           46,125         578        5.08%
Taxable loans: (net of unearned income)
     Mortgage and construction                        68,089       1,196        7.12%           61,584       1,147        7.51%
     Commercial                                       16,261         228        5.69%           11,470         184        6.51%
     Consumer                                         30,634         515        6.82%           33,030         586        7.20%
-------------------------------------------------------------------------------------------------------------------------------
Total loans receivable (4)                           114,984       1,939        6.84%          106,084       1,917        7.33%
Other interest-earning assets                         19,345          72        1.51%           34,340         149        1.76%
-------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                 208,179      $2,754        5.37%          186,549      $2,644        5.75%

Non-interest earning assets                           20,864                                    18,247
Allowance for loan losses                             -1,419                                    -1,181
-------------------------------------------------------------                               -----------
Total assets                                        $227,624                                  $203,615
=============================================================                               ===========

SOURCES OF FUNDS:
---------------------------------------------
Interest bearing deposits:
      NOW                                            $42,756         $68        0.65%          $31,712         $72        0.92%
      Money market                                     4,859          10        0.83%            3,534           8        0.92%
      Savings                                         63,410         142        0.91%           58,090         206        1.44%
      Time                                            53,399         340        2.58%           59,064         543        3.73%
-------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                      164,424         560        1.38%          152,400         829        2.21%
      Borrowed funds                                  14,300         149        4.23%           10,000         124        5.03%
      Capital debentures                               5,000          63        5.11%                0           0        0.00%
-------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                   183,724        $772        1.70%          162,400        $953        2.38%

Non-interest bearing liabilities:
      Demand deposits                                 27,838                                    26,465
      Other liabilities                                2,273                                     2,413
-------------------------------------------------------------                               -----------
Total non-interest bearing liabilities                30,111                                    28,878
Stockholders' equity                                  13,789                                    12,337
-------------------------------------------------------------                               -----------
Total liabilities and stockholders' equity          $227,624                                  $203,615
=============================================================                               ===========
---------------------------------------------                ------------------------                  ------------------------
Net interest income and margin (5)                                $1,982        3.86%                       $1,691        3.68%
                                                             ========================                  ========================

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for "TEFRA" disallowance
(4) Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

    NET-INTEREST INCOME. On fully taxable equivalent basis, the net interest income for the first quarter of 2003 increased $291 thousand over the same period last year. This increase was the result of liabilities repricing faster and lower then earning assets in a declining market rate environment and the Company's ability to shift it's funding to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest margin increased, on a fully taxable equivalent basis, by 18 basis points to 3.86% in the first quarter of 2003 compared to 3.68% the year earlier.

    PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2003 the provision for loan losses was $125 thousand compared to $75 thousand for the first quarter ended March 31, 2002. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions, as management may deem necessary.

    NON-INTEREST INCOME. For the first quarter of 2003, total non-interest income increased $230 thousand, or 30.1%, from the same period in 2002. In the first quarter of 2003 insurance commissions and fees increased $136 thousand, or 31.8%, from $428 thousand reported in the first quarter of 2002 to $564 thousand for the quarter ended March 31, 2003. On January 2, 2003, the Company acquired the Garrera Insurance Agency through Tri-State. The Garrera acquisition accounted for $72 thousand of the first quarter increase and industry-wide insurance premium increases of 10% to 15% account for the balance of the increase. Service charges on deposit accounts increased $42 thousand for the quarter ended March 31, 2003 and is credited to the growth in the Company's deposits. Mortgage banker fees increased in the first quarter of 2003 to $44 thousand from $1 thousand during the first quarter of 2002 due to several large placements closing in the first quarter of 2003. Offsetting these increases, investment brokerage fee income has decreased by $9 thousand due to lower sales volume and no loans were sold during the first three months of 2003 compared to a gain on the sale of loans of $18 thousand in the first quarter of 2002.

     NON-INTEREST EXPENSE. For the quarter ended March 31, 2003, non-interest expense increased $337 thousand from the same period last year. The Company's salaries and employee benefits increased $195 thousand, or 17.9%, from the addition of five full time equivalent employees and increased sales commissions earned at the Company's insurance subsidiary. Other non-interest expense increases from first quarter 2002 to first quarter 2003 were education and training expenses of $26 thousand due to a new Company commitment to a comprehensive employee training program which began in the fourth quarter of 2002, additional occupancy expenses of $28 thousand due to increases in snow removal and utility charges, and the expensing of $36 thousand in professional fees incurred in reviewing expansion of our insurance operations.

          INCOME TAXES. Income tax expense increased $20 thousand to $113 thousand for the three months ended March 31, 2003 as compared to $93 thousand for the same period in 2002. The increase in income taxes resulted from a higher level of income before income taxes in 2003 compared to 2002.


                               FINANCIAL CONDITION

                 March 31, 2003 as compared to December 31, 2002

    Total assets increased to $230.7 million at March 31, 2003, a $4.8 million increase from total assets of $225.9 million at December 31, 2002. Increases in total assets include increases of $5.0 million in net loans and $2.8 million in securities available for sale, partially offset by a $3.4 million reduction in cash and cash equivalents. Asset increases were financed through an increase in total deposits of $5.5 million from $189.9 million at year-end 2002 to $195.4 million on March 31, 2003, offset by a $1 million decrease in borrowings. Total stockholder's equity increased $90 thousand from $13.7 million at December 31, 2002 to $13.8 million at March 31, 2003.

    Total loans at March 31, 2003 increased $5.1 million to $118.5 million from $113.4 million at year-end 2002. During the three-month period ending March 31, 2003, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company continues to see high levels of prepayments as borrowers seek to refinance loans in the current low interest rate environment. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The balance in non-residential real estate loans increased $5.5 million from $41.0 million at December 31, 2002 to $46.5 million on March 31, 2003 and other loans, which include loans secured by farmland, increased $2.2 million over the same three-month period. Construction and land development loans have decreased $2.1 million and residential 1-4 family real estate loans have decreased $766 thousand from December 31, 2002 to March 31, 2003. Other minor shifts in ending balances occurred between December 31, 2002 and March 31, 2003 according to loan demand.

    Federal funds sold decreased by $3.7 million to $13.2 million at March 31, 2003 from $16.9 million on December 31, 2002. During the first quarter of 2003, these funds were used to purchase higher yielding investment securities and fund loan demand.

    Securities, available for sale, at market value, increased $2.9 million, or 3.9%, from $72.7 million at year-end 2002 to $75.6 million on March 31, 2003. The Company purchased $17.4 million in new securities in the first three months of 2003 and $14.0 million in available for sale securities matured, were called and were repaid. There was a $287 thousand decrease in unrealized gains in the available for sale portfolio and $277 thousand in net amortization expenses recorded during the first three months of 2003. There were no held to maturity securities at March 31, 2003 or at year-end 2002.

    Total deposits increased $5.5 million, or 2.9%, to $195.4 million during the first three months of 2003 from $189.9 million at December 31, 2002. Non-interest bearing deposits increased $3.4 million, interest-bearing and savings deposits increased $1.4 million, and time deposits increased $718 thousand from December 31, 2002 to March 31, 2003. Increases in non-interest bearing, interest bearing and savings deposits were due to an ongoing deposit promotion program. Management continues to monitor the shift in deposits through its Asset/Liability Committee.


ASSET QUALITY

    At March 31, 2003, non-accrual loans decreased $165 thousand to $1.1 million, as compared to $1.3 million at December 31, 2002. Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and does not anticipate any material losses.

The following table provides information regarding risk elements in the loan portfolio:


                                                   MARCH 31, 2003        DECEMBER 31, 2002
                                              --------------------     --------------------
Non-accrual loans                                      $1,093,000               $1,258,000
Non-accrual loans to total loans                            0.92%                    1.11%
Non-performing assets to total assets                       0.55%                    0.67%
Allowance for loan losses
  as a % of non-performing loans                          136.87%                  107.11%
Allowance for loan losses to total loans                    1.26%                    1.22%


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

    At March 31, 2003, the allowance for loan losses was $1.5 million, an increase of 7.9% from the $1.4 million at year-end 2002. There were $16 thousand in charge offs and $1 thousand in recoveries reported in the first three months of 2003. The allowance for loan losses as a percentage of total loans was 1.26% at March 31, 2003 compared to 1.22% on December 31, 2002.

INTEREST RATE SENSITIVITY

    An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a company's earnings from a movement in market interest rates. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk. We do not employ gap analysis as a rate risk management tool, but rather we rely upon an earnings at risk analysis to forecast the impact on our net interest income of instantaneous 100 and 200 basis point increases and decreases in market rates. In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change. The interest rate sensitivity of the Company's assets and liabilities, and the impact on net interest income would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions. The following table sets forth the Company's interest rate risk profile at March 31, 2003 and 2002.


                                                MARCH 31, 2003                    MARCH 31, 2002
---------------------------------------------------------------------------------------------------------
                                          CHANGE IN         % CHANGE        CHANGE IN         % CHANGE
                                         NET INTEREST   IN NET INTEREST    NET INTEREST   IN NET INTEREST
(DOLLARS IN THOUSANDS)                      INCOME           INCOME           INCOME           INCOME
----------------------------------------------------------------------------------------------------------
Down 200 basis points                       ($198)           4.30%            ($292)           7.14%
Down 100 basis points                       (53)             2.31%              (98)           4.76%

Up 100 basis points                         (182)           -7.89%              (11)          -0.55%
Up 200 basis points                         (425)           -9.22%              (97)          -2.36%
----------------------------------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

    At March 31, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

    At March 31, 2003, liquid investments totaled $22.7 million, and all mature within 30 days.

    It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2003, had the ability to borrow up to $16.7 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $11.3 million. The Company at March 31, 2003 had borrowings totaling $14 million secured by the pledge of its one to four family mortgages and selected securities. Four short-term borrowings have maturities from April 2003 through July 2004 with interest rates ranging from 2.03% to 3.01%. The remaining $10 million in borrowings consist of three notes that mature on December 21, 2010 with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rates on these three borrowings range from 4.77% to 5.14%.


CAPITAL RESOURCES

    Total stockholders' equity increased $90 thousand to $13.8 million at March 31, 2003 from $13.7 million at year-end 2002. Activity in stockholder's equity consisted of a net increase in retained earnings of $195 thousand derived from $313 thousand in net income earned during the first three months of 2003, offset by $118 thousand in payments for cash dividends. Other increases were $35 thousand in stock options exercised and $57 thousand for shares issued through the dividend reinvestment plan, offset by an unrealized loss on securities available for sale, net of income tax, of $172 thousand and the retirement of $25 thousand in treasury stock.

    On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three month LIBOR rate plus 365 basis points and is adjusted quarterly. Beginning April 7, 2003, the new quarterly rate of interest on the debentures will be 4.94%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

    At March 31, 2003 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at March 31, 2003, for the Company and the Bank, as well as the minimum regulatory requirements.


                                                                                   MINIMUM
                                    AMOUNT          RATIO          AMOUNT           RATIO
                                    ------          -----          ------           -----
THE COMPANY:
     Leverage Capital               $15,252           6.80%         $8,977            4%
     Tier 1 - Risk Based             15,252          11.27%          5,414            4%
     Total Risk-Based                17,292          12.78%         10,827            8%

THE BANK:
     Leverage Capital                15,496          6.91%           8,971            4%
     Tier 1 Risk-Based               15,496          11.47%          5,403            4%
     Total Risk-Based                16,992          12.58%         10,807            8%


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


                           PART II - OTHER INFORMATION

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

    Not applicable

Item 3.    DEFAULTS UPON SERVED SECURITIES

    Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

Item 5.    OTHER INFORMATION

    Not applicable


Item 6.    EXHIBITS AND REPORT ON FORM 8-K

    (a).  Exhibits

    Number                  Description
    ------                  -----------

      99                    Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

    (b).   Reports on Form 8-K

    Filing Date         Item Number       Description
    -----------         -----------       -----------
    January 24, 2003        7             Press release announcing results for
                                          the year end December 31, 2002 and
                                          declaration of cash dividend and press
                                          release announcing the promotion of
                                          executive officers.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUSSEX BANCORP



                                                By:/s/  CANDACE A. LEATHAM
                                                   -----------------------
                                                CANDACE A. LEATHAM
                                                Executive Vice President and
                                                Chief Financial Officer

                                                Date:
                                      -13-

CERTIFICATIONS

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

By:/s/  DONALD L. KOVACH
   ---------------------
DONALD L. KOVACH
President and
Chief Executive Officer

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

By:/s/ CANDACE A. LEATHAM
   ----------------------
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer

Date:
                                      -14-

EXHIBIT 99


CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002



         The undersigned, Donald L. Kovach and Candace A. Leatham hereby jointly certify as follows:

They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Sussex Bancorp (the "Company");

To the best of their knowledge, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:/s/ DONALD L. KOVACH
   --------------------
DONALD L. KOVACH
President and
Chief Executive Officer

Date:



By:/s/ CANDACE A. LEATHAM
   ----------------------
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer

Date:

(A signed original of this written statement required by Section 906 has been provided to Sussex Bancorp and will be retained by Sussex Bancorp and furnished to the Securities Exchange Commission or its staff upon request.)