Form 10QSB
period 2003-06-30
SUSSEX BANCORP
filed 2003-08-06
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 0-29030

                                SUSSEX BANCORP.
             (Exact name of registrant as specified in its charter)

                   New Jersey                                 22-3475473
        (State of other jurisdiction of                   (I. R. S. Employer
        incorporation or organization)                    Identification No.)

      399 Route 23, Franklin, New Jersey                         07416
  (Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code) (973) 827-2914

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 6, 2003 there were 1,701,217 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item 1.    Financial Statements and Notes to Consolidated                    3
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                           9
           Results of Operations and Financial Condition

Item 3.    Controls and Procedures                                          14

Part II - Other Information

Item 1.    Legal Proceedings                                                14

Item 2.    Changes in Securities                                            14

Item 3.    Defaults Upon Senior Securities                                  14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15

Signatures                                                                  15

Exhibits                                                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                                                   June 30, 2003    December 31, 2002
                                                                         ----------------------------------
Cash and due from banks                                                       $ 12,238             $  9,186
Federal funds sold                                                               9,140               16,910
                                                                              --------             --------
   Cash and cash equivalents                                                    21,378               26,096

Interest bearing time deposits with other banks                                  3,500                3,600
Securities available for sale                                                   74,709               72,720
Federal Home Loan Bank Stock, at cost                                              760                  750

Loans receivable, net of unearned income                                       125,702              113,455
   Less:  allowance for loan losses                                              1,590                1,386
                                                                              --------             --------
        Net loans receivable                                                   124,112              112,069

Premises and equipment, net                                                      4,469                4,634
Accrued interest receivable                                                      1,208                1,144
Goodwill                                                                         1,932                1,932
Other assets                                                                     3,331                2,959
                                                                              --------             --------

Total Assets                                                                  $235,399             $225,904
                                                                              ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Non-interest bearing demand                                             $ 32,317             $ 26,514
      Savings and interest bearing demand                                      115,332              110,729
      Time of less than $100,000                                                43,038               43,470
      Time of $100,000 and over                                                  9,740                9,145
                                                                              --------             --------
   Total Deposits                                                              200,427              189,858

Borrowings                                                                      13,000               15,000
Accrued interest payable and other liabilities                                   2,546                2,366
Mandatory redeemable capital debentures                                          5,000                5,000
                                                                              --------             --------

Total Liabilities                                                              220,973              212,224

Stockholders' Equity:
   Common stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 1,699,981 in 2003 and 1,688,130 in 2002            7,978                7,869
   Retained earnings                                                             5,685                5,249
   Accumulated other comprehensive income                                          763                  562
                                                                              --------             --------

Total Stockholders' Equity                                                      14,426               13,680
                                                                              --------             --------

Total Liabilities and Stockholders' Equity                                    $235,399             $225,904
                                                                              ========             ========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                                 ---------------------------        -------------------------
                                                                      2003           2002               2003           2002
                                                                    ------         ------             ------         ------
INTEREST INCOME
   Loans receivable, including fees                                 $2,033         $1,900             $3,972         $3,817
   Securities:
      Taxable                                                          445            499                968            947
      Tax-exempt                                                       169            116                334            216
   Federal funds sold                                                   36            112                 81            237
   Interest bearing deposits                                            12             33                 25             50
                                                                    ------         ------             ------         ------
         Total Interest Income                                       2,695          2,660              5,380          5,267
                                                                    ------         ------             ------         ------

INTEREST EXPENSE
   Deposits                                                            535            710              1,095          1,539
   Borrowings                                                          146            125                295            249
   Mandatory redeemable capital debentures                              63             --                126             --
                                                                    ------         ------             ------         ------
        Total Interest Expense                                         744            835              1,516          1,788
                                                                    ------         ------             ------         ------

        Net Interest Income                                          1,951          1,825              3,864          3,479
Provision for Loan Losses                                              120             75                245            150
                                                                    ------         ------             ------         ------
        Net Interest Income after Provision for Loan Losses          1,831          1,750              3,619          3,329
                                                                    ------         ------             ------         ------

NON-INTEREST INCOME
   Service fees on deposit accounts                                    189            174                372            315
   ATM fees                                                             90             65                164            117
   Insurance commissions and fees                                      523            434              1,087            862
   Investment brokerage fees                                            75             76                138            148
   Net gain on sale of loans held for sale                              24              6                 24             24
   Net gain on sale of other real estate owned                          63             --                 63             --
   Other                                                                58             77                169            131
                                                                    ------         ------             ------         ------
      Total Non-Interest Income                                      1,022            832              2,017          1,597
                                                                    ------         ------             ------         ------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    1,341          1,138              2,627          2,229
   Occupancy, net                                                      149            149                324            296
   Furniture and equipment                                             195            214                401            430
   Stationary and supplies                                              50             41                 97             79
   Audit and exams                                                      27             30                 52             66
   Advertising and promotion                                            94            131                175            242
   Postage and freight                                                  46             38                 90             73
   Amortization of intangible assets                                    39             32                 77             65
   Other                                                               425            334                880            647
                                                                    ------         ------             ------         ------
      Total Non-Interest Expense                                     2,366          2,107              4,723          4,127
                                                                    ------         ------             ------         ------

       Income before Income Taxes                                      487            475                913            799
Provision for Income Taxes                                             127            144                240            237
                                                                    ------         ------             ------         ------
      Net Income                                                    $  360         $  331             $  673         $  562
                                                                    ======         ======             ======         ======

Earnings per share
                                                                    ------         ------             ------         ------
   Basic                                                            $ 0.21         $ 0.20             $ 0.40         $ 0.34
                                                                    ======         ======             ======         ======

                                                                    ------         ------             ------         ------
   Diluted                                                          $ 0.21         $ 0.19             $ 0.39         $ 0.33
                                                                    ======         ======             ======         ======

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                            Accumulated
                                                 Number of                                        Other                       Total
                                                    Shares      Common       Retained     Comprehensive    Treasury    Stockholders
                                               Outstanding       Stock       Earnings            Income       Stock          Equity
                                               -----------       -----       --------            ------       -----          ------
                                                                  (Dollars in thousands, except per share amounts)
Balance December 31, 2001                        1,659,057      $7,732         $4,509            $  123       ($127)        $12,237
Comprehensive income:
   Net income                                           --          --            562                --          --             562
   Change in unrealized gains (losses)
      on securities available for sale                  --          --             --               224          --             224
                                                                                                                            -------
Total Comprehensive Income                                                                                                      786

Treasury shares purchased                          (10,052)         --             --                --        (105)           (105)
Issuance of common stock and
  exercise of stock options                          4,090          25             --                --          --              25
Issuance of common stock through
  dividend reinvestment plan                         6,455          60             --                --          --              60
Dividends on common stock
  ($.12 per share)                                      --          --           (200)               --          --            (200)

                                                 ----------------------------------------------------------------------------------
Balance June 30, 2002                            1,659,550      $7,817         $4,871            $  347       ($232)        $12,803
                                                 ==================================================================================

Balance December 31, 2002                        1,688,130      $7,869         $5,249            $  562      $    0         $13,680
Comprehensive income:
   Net income                                           --          --            673                --          --             673
   Change in unrealized gains (losses)
      on securities available for sale                  --          --             --               201          --             201
                                                                                                                            -------
Total Comprehensive Income                                                                                                      874

Treasury shares purchased                           (2,400)         --             --                --         (25)            (25)
Treasury shares retired                                 --         (25)            --                --          25              --
Issuance of common stock and
  exercise of stock options                          5,186          40             --                --          --              40
Shares issued through dividend
  reinvestment plan                                  9,065          94             --                --          --              94
Dividends on common stock
  ($.14 per share)                                      --          --           (237)               --          --            (237)

                                                 ----------------------------------------------------------------------------------
Balance March 31, 2003                           1,699,981      $7,978         $5,685            $  763      $    0         $14,426
                                                 ==================================================================================

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                          2003           2002
                                                                                        --------      --------
                                                                                            (In Thousands)
Cash Flows from Operating Activities
  Net income                                                                            $    673      $    562
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                  245           150
  Provision for depreciation and amortization                                                264           290
  Net amortization of securities premiums and discounts                                      580           228
  Net realized gain on sale of foreclosed real estate                                        (63)           --
  Proceeds from sale of loans                                                                668         1,220
  Net gains on sale of loans                                                                 (24)          (24)
  Loans originated for sale                                                                 (644)       (1,196)
  Earnings on investment in life insurance                                                   (25)          (28)
  (Increase) decrease in assets:
    Accrued interest receivable                                                              (64)         (226)
    Other assets                                                                            (445)            6
  Increase (decrease) in accrued interest payable and other liabilities                      180            (4)
                                                                                        --------      --------

              Net Cash Provided by Operating Activities                                    1,345           978
                                                                                        --------      --------

Cash Flows from Investing Activities
  Securities available for sale:
    Purchases                                                                            (29,513)      (24,628)
    Maturities, calls and principal repayments                                            27,279        11,849
  Net (increase) decrease in loans                                                       (12,511)       (1,469)
  Purchases of bank premises and equipment                                                   (99)         (179)
  (Purchase) redemption of FHLB stock                                                        (10)           18
  Proceeds from sale of foreclosed real estate                                               250            --
  Decrease (increase) in interest bearing time deposits with other banks                     100        (3,000)
                                                                                        --------      --------

              Net Cash Used in Investing Activities                                      (14,504)      (17,409)
                                                                                        --------      --------

Cash Flows from Financing Activities
  Net increase in deposits                                                                10,569         7,312
  Repayment of borrowings                                                                 (2,000)           --
  Proceeds from the issuance of common stock                                                  40            25
  Purchase of treasury stock                                                                 (25)         (105)
  Dividends paid, net of reinvestments                                                      (143)         (140)
                                                                                        --------      --------

              Net Cash Provided by Financing Activities                                    8,441         7,092
                                                                                        --------      --------

              Net (Decrease) Increase in Cash and Cash Equivalents                        (4,718)       (9,339)

Cash and Cash Equivalents - Beginning                                                     26,096        41,035
                                                                                        --------      --------
Cash and Cash Equivalents - Ending                                                      $ 21,378      $ 31,696
                                                                                        ========      ========

Supplementary Cash Flows Information
  Interest paid                                                                         $  1,549      $  1,968
                                                                                        ========      ========
  Income taxes paid                                                                     $    434      $    128
                                                                                        ========      ========
Supplementary Schedule of Noncash Investing and Financing Activities
  Other real estate acquired in settlement of loans                                     $    223      $      0
                                                                                        ========      ========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

      The consolidated financial statements include the accounts of Sussex Bancorp (the "Company") and its wholly-owned subsidiaries, Sussex Bank (the "Bank") and Sussex Capital Trust I. The Bank's wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates eight banking offices all located in Sussex County, New Jersey and is the parent of Tri-State Insurance Agency, Inc., ("Tri-State") a full service insurance agency located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2002.

2. Net Income Per Common Share

      Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company relating to outstanding stock options and guaranteed and contingently issuable shares from the acquisition of Tri-State. Potential common shares related to stock options are determined using the treasury stock method.

The following table sets forth the computations of basic and diluted earnings per share (dollars in thousands, except per share data):

                                                     Three Months Ended June 30, 2003            Three Months Ended June 30, 2002
                                                  --------------------------------------     --------------------------------------
                                                                                   Per                                        Per
                                                    Income         Shares         Share         Income         Shares        Share
                                                  (Numerator)   (Denominator)     Amount     (Numerator)    (Denominator)    Amount
                                                  --------------------------------------     --------------------------------------
Basic earnings per share:
        Net income applicable to common
           stockholders                            $    360          1,699       $   0.21      $    331         1,655      $   0.20
                                                                                 ========                                  ========
Effect of dilutive securities:
        Stock options                                    --             18                           --            18
        Deferred common stock payments for
           purchase of insurance agency                   2             38                            1            57
                                                   -----------------------                     ----------------------

Diluted earnings per share:
        Net income applicable to common stock-
           holders and assumed conversions         $    362          1,755       $   0.21      $    332         1,730      $   0.19
                                                   ======================================      ====================================

                                                      Six Months Ended June 30, 2003           Six Months Ended June 30, 2002
                                                  --------------------------------------     --------------------------------------
                                                                                   Per                                        Per
                                                    Income         Shares         Share         Income         Shares        Share
                                                  (Numerator)   (Denominator)     Amount     (Numerator)    (Denominator)    Amount
                                                  --------------------------------------     --------------------------------------
Basic earnings per share:
        Net income applicable to common
           stockholders                            $    673          1,696       $   0.40      $    562         1,657      $   0.34
                                                                                 ========                                  ========
Effect of dilutive securities:
        Stock options                                    --             16                           --            18
        Deferred common stock payments for
           purchase of insurance agency                   5             38                            3            57
                                                   -----------------------                     ----------------------
Diluted earnings per share:
        Net income applicable to common stock-
           holders and assumed conversions         $    678          1,750       $   0.39      $    565         1,732      $   0.33
                                                   ======================================      ====================================

3. Comprehensive Income

      The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                                          ---------------------------     -------------------------
                                                                             2003              2002         2003           2002
                                                                             ----              ----         ----           ----
                                                                                 (in Thousands)                 (in Thousands)
Unrealized holding gains on available for sale securities                  $   622           $   569       $   335        $   377
Less: reclassification adjustments for gains included in net income             --                --            --             --
                                                                           -------           -------       -------        -------
    Net unrealized gains                                                       622               569           335            377
Tax effect                                                                     249               229           134            153
                                                                           -------           -------       -------        -------
    Other comprehensive income, net of tax                                 $   373           $   340       $   201        $   224
                                                                           =======           =======       =======        =======

4. Segment Information

      The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

                                           Three Months Ended June 30, 2003                  Three Months Ended June 30, 2002
                                       -----------------------------------------       -------------------------------------------
                                              Banking and    Insurance                        Banking and    Insurance
                                       Financial Services     Services     Total       Financial Services     Services       Total
                                       ------------------     --------     -----       ------------------     --------       -----
                                                     (In Thousands)                                   (In Thousands)
Revenues from external sources                     $3,194       $  523    $3,717                   $3,058       $  434      $3,492
Income before income taxes                            408           79       487                      429           46         475

                                            Six Months Ended June 30, 2003                    Six Months Ended June 30, 2002
                                       -----------------------------------------       -------------------------------------------
                                              Banking and    Insurance                        Banking and    Insurance
                                       Financial Services     Services     Total       Financial Services     Services       Total
                                       ------------------     --------     -----       ------------------     --------       -----
                                                     (In Thousands)                                   (In Thousands)
Revenues from external sources                     $6,310       $1,087    $7,397                   $6,002       $  862      $6,864
Income before income taxes                            754          159       913                      691          108         799


5. Stock Option Plans

      The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for the periods presented:

                                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                                        ---------------------------     -------------------------
                                                                           2003           2002             2003           2002
                                                                         -------        -------          -------        -------
                                                                              (In Thousands)                  (In Thousands)
Net income, as reported                                                  $   360        $   331          $   673        $   562
Total stock-based compensation expense determined under fair
     value based method for all awards, net of related tax effects           (11)            (7)             (17)           (10)
                                                                         -------        -------          -------        -------
Pro forma net income                                                     $   349        $   324          $   656        $   552
                                                                         =======        =======          =======        =======

Basic earnings per share:
     As reported                                                         $  0.21        $  0.20          $  0.40        $  0.34
     Pro forma                                                           $  0.21        $  0.20          $  0.39        $  0.33

Diluted earnings per share:
     As reported                                                         $  0.21        $  0.19          $  0.39        $  0.33
     Pro forma                                                           $  0.20        $  0.19          $  0.38        $  0.32

6. Acquisition

      On January 2, 2003, the Company acquired certain assets of the Garrera Insurance Agency through its subsidiary, Tri-State Insurance Agency, Inc. and hired the former principal pursuant to an employment agreement. The acquisition was accounted for using the purchase method of accounting. The entire purchase price, which was not material to the Company, was allocated to the identifiable intangible asset representing the fair value of the acquired book of business, which will be amortized over 3 years. The purchase price was based, in part, upon the future performance of the acquired book of business, with certain payments deferred until the 25th month after the closing. The value of these deferred payments will be added monthly to the value of the purchase price, increasing the identifiable intangible. The value of this intangible asset is included in Other Assets on the Company's balance sheet. The performance of the acquired book of business since January 2, 2003 is included in the accompanying consolidated financial statement.

7. New Accounting Standards

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

      Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $724,000 of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

      These standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

      In January 2003, the Financial Accounting Standards Board issued FAB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition of results of operations.

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

      In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Three and Six Months ended June 30, 2003 and June 30, 2002

                          CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 11 and 13 of this Form 10-QSB for the provision and allowance for loan losses.

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

                                    OVERVIEW

      The Company realized net income of $360 thousand for the second quarter of 2003, an increase of $29 thousand from the $331 thousand reported for the same period in 2002. Basic earnings per share increased from $0.20 in the second quarter of 2002 to $0.21 for the second quarter of 2003. Diluted earnings per share were $0.19 in the second quarter of 2002 and increased to $0.21 in the second quarter of 2003.

      For the six months ended June 30, 2003, net income was $673 thousand, an increase of $111 thousand from the $562 thousand reported for the same period in 2002. Basic earnings per share were $0.40 for the six months ended June 30, 2003 compared to $0.34 for the six-month period ended June 30, 2002. Diluted earnings per share were $0.39 for the six months ended June 30, 2003, an increase from $0.33 from the first six months of 2002.

      The results reflect a substantial decrease in interest expense due to declining market rates of interest, coupled with increases in interest income due to growth of $21.8 million in average earning assets from the first six months of 2002 to the same period this year.

                              RESULTS OF OPERATIONS

      Interest Income. Total interest income increased $35 thousand, or 1.3%, to $2.7 million for the quarter ended June 30, 2003 from the same period in 2002. This increase was primarily attributable to an increase of $21.9 million in average second quarter interest earning assets from $190.9 million in 2002 to $212.8 million in 2003, while the average yield declined 46 basis points, on a fully taxable equivalent basis, from 5.67% during the second quarter of 2002 to 5.21% in the second quarter of 2003. Although the average rate earned on investment securities declined by 133 basis points, the average balance increased by $21.7 million, or 40.9%, to $74.7 million in the second quarter of 2003 and resulted in a $25 thousand increase to interest income, on a fully taxable equivalent basis, for the same period. Similarly, while the average rate earned in the loan portfolio decreased 50 basis points to 6.65% for the second quarter of 2003 from 7.15% in the second quarter of 2002, the average loan balance increased 15.5% from $106.1 million to $122.6 million from second quarter 2002 to second quarter 2003 and the interest income earned on the loan portfolio increased $140 thousand. The interest earned on other interest bearing assets declined $97 thousand while the average balance in other interest earning assets decreased by $16.3 million, or 51.2%, to $15.5 million from $31.8 million from the second quarter of 2002, primarily reflecting a decline in federal funds sold. The impact of volume increases in average balances on interest income exceeded the market declines in interest rates, resulting in an increase in interest income for the second quarter of 2003 compared to the second quarter if 2002.

      For the six months ended June 30, 2003, interest income, on a fully taxable equivalent basis, increased $170 thousand, or 2.2%, to $5.5 million from the $5.3 million reported for the same period in 2002. During the first six months of 2003 average interest earning assets increased $21.8 million to $210.5 million from $188.8 million during the same period in 2002. The average balance in the loan portfolio increased $12.7 million, taxable securities increased $19.6 million and tax exempt securities increased $5.1 million, while the average balance of other interest-earning assets decreased $15.7 million during the first six months of 2003 over the same period in 2002. While average interest bearing asset balances increased, the continued effect of lower market rates of interest resulted in a 42 basis point decrease in the average yield on interest earning assets on a fully taxable equivalent basis from 5.71% from the first half of 2002 to 5.29% for the same period of 2003.

      Interest Expense. The Company's interest expense for the second quarter of 2003 decreased $91 thousand, or 10.9% to $744 thousand from $835 thousand in the second quarter of 2002. The average balance of interest bearing liabilities increased $18.7 million, or 11.2% to $185.0 million during the second quarter of 2003 from $166.3 million in the same period of 2002. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 1.61% for the second quarter of 2003 from 2.01% in the second quarter of 2002. NOW deposit average balances grew $13.6 million, or 43.1%, from $31.7 million during the second quarter 2002 to $45.3 million in the second quarter of 2003. However, the interest expense on NOW deposits increased only $10 thousand from the second quarter of 2002, as the average interest rate paid decreased 14 basis points from 0.75% to 0.61% during the same period. Average savings deposits increased $2.8 million, or 4.5%, while the average rate paid declined 45 basis points from 1.31% in the second quarter of 2002 to 0.86% in the second quarter of 2003. The average balance in time deposits decreased $6.0 million, or 10.1% in the second quarter of 2003 compared to the same period in 2002 as the interest expense on time deposits declined $121 thousand, or 37.8% to $320 thousand between the same two periods. The increase in NOW and savings account average balances and the decline in time deposit average balances reflects management's continued efforts to reposition the Company's deposit portfolio away from higher cost deposits through an ongoing marketing promotion for transaction accounts and other low cost deposits. Average borrowed funds and capital debenture balances increased to $18.3 million in the second quarter of 2003 from $10 million in the second quarter of 2002. In the third quarter of 2002, the Company entered into several short-term FHLB advances and issued $5 million in mandatory redeemable capital debentures that were not present during the second quarter of 2002. The capital debentures bear a floating rate of interest, which averaged 4.98% in the second quarter of 2003, and the related interest expense was $63 thousand for the quarter ended June 30, 2003.



      For the six months ended June 30, 2003 interest expense decreased $272 thousand, or 15.2%, to $1.5 million from $1.8 million for the same period last year. This decrease was largely due to a decrease in interest expense on time deposits of $324 thousand, or 32.9%, from $1.0 million for the first half of 2002 to $660 thousand during the first six months of 2003. The average balance in time deposit accounts decreased $5.8 million, or 9.9%, over the same six-month periods, as higher costing time deposits have matured and management has elected not to compete for these deposits solely on the basis of rate. The Company has shifted it's focus from attracting time deposits to attracting and retaining customers through a long term marketing promotion of lower costing NOW and savings accounts. The average balance of NOW deposits increased $12.4 million, or 39.0%, from $31.7million during the first half of 2002 to $44.1 million in the first half of 2003. Savings deposits increased $4.0 million, or 6.7%, from $59.9 million during the first six months of 2002 to $63.9 million during the same period of 2003. The Company's borrowed funds increased $3.8 million, or 37.8%, from $10.0 million during the first six months of 2002 to $13.8 million for the first half of 2003. The issuance of $5 million in capital debentures during July of 2002, which bore an average rate of 5.01% during the first six months of 2003, increased the Company's interest expense by $126 thousand during the first six months of 2003. The average rate paid on total interest bearing liabilities decreased 53 basis points from 2.19% in the first six months of 2002 to 1.66% during the same period in 2003. This decrease in the average cost of funds was the combination of the Company decreasing its rates of interest paid on interest bearing deposits due to the decline in market rates and the Company's strategy of attracting lower cost deposits.

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                                                  Six Months Ended June 30,
(dollars in thousands)                                                 2003                                    2002
----------------------------------------------------------------------------------------------------------------------------------
                                                      Average                      Average     Average                     Average
Earning Assets:                                       Balance       Interest(1)    Rate(2)     Balance      Interest(1)    Rate(2)
----------------------------------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt(3)                                  $  16,191      $     474       5.90%     $  11,061      $     298       5.43%
      Taxable                                           58,475            968       3.34%        38,886            947       4.91%
----------------------------------------------------------------------------------------------------------------------------------
Total securities                                        74,666          1,442       3.89%        49,947          1,245       5.03%
Taxable loans: (net of unearned income)
     Mortgage and construction                          72,110          2,495       6.98%        61,306          2,301       7.57%
     Commercial                                         16,590            473       5.75%        11,738            344       5.91%
     Consumer                                           30,122          1,003       6.71%        33,069          1,172       7.15%
----------------------------------------------------------------------------------------------------------------------------------
Total loans receivable(4)                              118,822          3,971       6.74%       106,113          3,817       7.25%
Other interest-earning assets                           17,029            106       1.26%        32,707            287       1.77%
----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                   210,517      $   5,519       5.29%       188,767      $   5,349       5.71%

Non-interest earning assets                             21,191                                   18,496
Allowance for loan losses                               (1,472)                                  (1,219)
--------------------------------------------------------------                                ---------
Total Assets                                         $ 230,236                                $ 206,044
==============================================================                                =========

Sources of Funds:
Interest bearing deposits:
      NOW                                            $  44,059      $     136       0.62%     $  31,700      $     131       0.83%
      Money market                                       4,302             18       0.84%         3,642             18       1.00%
      Savings                                           63,938            281       0.89%        59,908            406       1.37%
      Time                                              53,264            660       2.50%        59,093            984       3.36%
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                        165,563          1,095       1.33%       154,343          1,539       2.01%
      Borrowed funds                                    13,779            295       4.26%        10,000            249       4.95%
      Capital debentures                                 5,000            126       5.01%             0              0       0.00%
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                     184,342      $   1,516       1.66%       164,343      $   1,788       2.19%

Non-interest bearing liabilities:
      Demand deposits                                   29,680                                   26,865
      Other liabilities                                  2,296                                    2,435
--------------------------------------------------------------                                ---------
Total non-interest bearing liabilities                  31,976                                   29,300
Stockholders' equity                                    13,918                                   12,401
--------------------------------------------------------------                                ---------
Total Liabilities and Stockholders' Equity           $ 230,236                                $ 206,044
==============================================================                                =========

-------------------------------------                               ---------------------                    ---------------------
Net Interest Income and Margin(5)                                   $   4,003       3.83%                    $   3,561       3.80%
=====================================                               =====================                    =====================

(1)   Includes loan fee income

(2)   Average rates on securities are calculated on amortized costs

(3) Full taxable equivalent basis, using a 34% effective tax rate and adjusted for "TEFRA" disallowance

(4)   Loans outstanding include non-accrual loans

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

      Net-Interest Income. On a fully taxable equivalent basis, the net interest income for the second quarter of 2003 increased $159 thousand over the same period last year. This increase was the result of the increased volume of earning assets exceeding the increased volume of interest bearing liabilities. However, the net interest margin decreased, on a fully taxable equivalent basis, by 10 basis points to 3.81% in the second quarter of 2003 compared to 3.91% the year earlier due to the average rate earned on total earning assets declining 46 basis points compared to the average rate paid on total interest bearing liabilities declining only 40 basis points.

      Net interest income for the six months ended June 30, 2003 increased $442 thousand, or 12.4%, over the same period last year. The net interest margin increased, on a fully taxable equivalent basis, 3 basis points from 3.80% for the first six months of 2002 to 3.83% for the first half of 2003. Comparing the first six months of 2002 to the first six months of 2003, the average rate paid on interest bearing liabilities repriced faster and lower than the average rate earned on interest earning assets.

     Provision for Loan Losses. For the three months ended June 30, 2003 the provision for loan losses was $120 thousand compared to $75 thousand for the second quarter ended June 30, 2002. The provision for loan losses was $245 thousand for the six months ended June 30, 2003 as compared to $150 thousand for the same period last year. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions, as management may deem necessary. The Company's loan portfolio has shifted from loans secured by residential properties toward loans secured by non-residential properties from year-end 2002 to June 30, 2003. As commercial loans may be deemed more risky than residential lending, the Company allocated additional provisions to the allowance during the first six months of 2003.

      Non-Interest Income. For the second quarter of 2003, total non-interest income increased $190 thousand, or 22.8%, from the same period in 2002. In the second quarter of 2003 insurance commissions and fees increased $89 thousand, or 20.5%, from $434 thousand reported in the second quarter of 2002 to $523 thousand for the quarter ended June 30, 2003. On January 2, 2003, the Company acquired the book of insurance business of the Garrera Insurance Agency through Tri-State. The Garrera acquisition accounted for $27 thousand of the second quarter increase and industry-wide insurance premium increases of 10% to 15% account for the balance of the increase. Service charges on deposit accounts increased $15 thousand and ATM fees increased $25 thousand for the quarter ended June 30, 2003 compared to the same period in 2002. Both of these increases are attributable to the growth in the Company's deposits. Other factors effecting non-interest income include an increase of $18 thousand in the sale of loans held for sale in the second quarter of 2003 compared to the second quarter of 2002 and a net gain on the sale of other real estate owned of $63 thousand recorded in the second quarter of 2003.

      For the six months ended June 30, 2003, non-interest income increased $420 thousand, or 23.3%, from the same period in 2002. Insurance commissions and fees increased $225 thousand, a 26.1% increase over the first half of 2002. Service charges on deposit accounts increased $57 thousand, or 18.1%, and ATM fees increased $47 thousand, or 40.2%, for the six-month period ending June 30, 2003 over the same period in 2002. Mortgage banker fees, which are included in other income, increased in the first half of 2003 to $44 thousand from $14 thousand during the first six months of 2002. In the first six months of 2003, a $63 thousand gain on the sale of other real estate owned was recorded, while there were no similar gains during the first six months of 2002.

      Non-Interest Expense. For the quarter ended June 30, 2003, non-interest expense increased $259 thousand from the same period last year. The Company's salaries and employee benefits increased $203 thousand, or 17.8%, from the addition of thirteen full time equivalent employees, a 12% increase in medical insurance premiums effective April 1, 2003 and $14 thousand for reinstating the funding of the Company's ESOP plan. Other non-interest expense increases from second quarter 2002 to second quarter 2003 were education and training expenses of $15 thousand due to a new Company commitment to a comprehensive employee training program which began in the fourth quarter of 2002, a $15 thousand increase in internet banking fees due to the increased activity in the Company's internet banking product and increased legal and professional fees of $28 thousand incurred in connection with the commencement of the Company's residential mortgage banking division and the sale of the Company's credit card portfolio.

      For the six months ended June 30, 2003, non-interest expense increased $596 thousand, to $4.7 million, from the first six months of 2002. Salaries and employee benefits increased $398 thousand, or 17.9%, related to staff increases and increased costs associated with standard employee benefits offered by the Company. Other non-interest expense increases compared to the first six months of 2002 were professional fees increases of $75 thousand for the review of possible expansion of our insurance operations and the expensing of origination costs associated with the issuance of the Company's Trust Preferred securities and legal expenses increases of $31 thousand incurred in connection with the commencement of the Company's residential mortgage banking division and the sale of the Company's credit card portfolio. Advertising and marketing expenses decreased $67 thousand over the first six months of 2003 compared to the same period in 2002 as the Company reduced its direct mail promotion efforts, focusing its advertising of new low cost accounts to selected households.



      Income Taxes. Income tax expense decreased $17 thousand to $127 thousand for the three months ended June 30, 2003 as compared to $144 thousand for the same period in 2002. This decrease in income taxes resulted from an increased level of tax-exempt income in the current quarterly period. Income taxes increased $3 thousand for the six months ended June 30, 2003 to $240 thousand as compared to $237 thousand for the six months ended June 30, 2002. The small increase in income taxes resulted from a higher level of income before income taxes in combination with an increased level of tax-exempt income.

                               FINANCIAL CONDITION

                 June 30, 2003 as compared to December 31, 2002

      Total assets increased to $235.4 million at June 30, 2003, a $9.5 million increase from total assets of $225.9 million at December 31, 2002. Increases in total assets include increases of $12.0 million in net loans and $2.0 million in securities available for sale, partially offset by a $4.7 million reduction in cash and cash equivalents. Asset increases were financed through an increase in total deposits of $10.5 million from $189.9 million at year-end 2002 to $200.4 million on June 30, 2003, offset by a $2 million decrease in borrowings. Total stockholder's equity increased $746 thousand from $13.7 million at December 31, 2002 to $14.4 million at June 30, 2003.

      Total loans at June 30, 2003 increased $12.3 million to $125.7 million from $113.4 million at year-end 2002. During the six-month period ending June 30, 2003, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company continues to see high levels of prepayments as borrowers seek to refinance loans in the current low interest rate environment. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The balance in non-residential real estate loans increased $12.4 million from $41.0 million at December 31, 2002 to $53.4 million on June 30, 2003 and other loans, which include loans secured by farmland, increased $3.7 million over the same six-month period. Construction and land development loans have decreased $2.5 million and residential 1-4 family real estate loans have decreased $1.0 million from December 31, 2002 to June 30, 2003. Other minor shifts in ending balances occurred between December 31, 2002 and June 30, 2003 according to loan demand.

      Federal funds sold decreased by $7.8 million to $9.1 million at June 30, 2003 from $16.9 million on December 31, 2002. During the first six months of 2003, these funds were used fund loan demand and to purchase higher yielding investment securities.

      Securities, available for sale, at market value, increased $2.0 million, or 2.7%, from $72.7 million at year-end 2002 to $74.7 million at June 30, 2003. The Company purchased $29.5 million in new securities in the first six months of 2003 and $27.3 million in available for sale securities matured, were called and were repaid. There was a $335 thousand increase in unrealized gains in the available for sale portfolio and $580 thousand in net amortization expenses recorded during the first six months of 2003. There were no held to maturity securities at June 30, 2003 or at December 31, 2002.

      Total deposits increased $10.5 million, or 5.6%, to $200.4 million during the first six months of 2003 from $189.9 million at December 31, 2002. Non-interest bearing deposits increased $5.8 million, or 21.9%, interest-bearing and savings deposits increased $4.6 million, or 4.2% and time deposits increased $164 thousand from December 31, 2002 to June 30, 2003. Business non-interest bearing demand accounts account for $4.8 million of the growth in non-interest bearing demand accounts. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

ASSET QUALITY

      At June 30, 2003, non-accrual loans decreased $355 thousand to $903 thousand, as compared to $1.3 million at December 31, 2002. There were no loans ninety days past due and still accruing or renegotiated loans at June 30, 2003. Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and does not anticipate any material losses.

The following table provides information regarding risk elements in the loan portfolio:

                                                      June 30, 2003    December 31, 2002
                                                      ----------------------------------
Non-accrual loans                                       $903,000       $ 1,258,000
Non-accrual loans to total loans                            0.72%             1.11%
Non-performing assets to total assets                       0.48%             0.67%
Allowance for loan losses
  as a % of non-performing loans                          176.08%           107.11%
Allowance for possible loan losses to total loans           1.26%             1.22%

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

      At June 30, 2003, the allowance for loan losses was $1.6 million, an increase of 14.7% from the $1.4 million at year-end 2002. There were $43 thousand in charge offs and $1 thousand in recoveries reported in the first six months of 2003. The allowance for loan losses as a percentage of total loans was 1.26% at June 30, 2003 compared to 1.22% on December 31, 2002.

INTEREST RATE SENSITIVITY

      An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a company's earnings from a movement in market interest rates. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk. We do not employ gap analysis as a rate risk management tool, but rather we rely upon an earnings at risk analysis to forecast the impact on our net interest income of instantaneous 100 and 200 basis point increases and decreases in market rates. In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change. The interest rate sensitivity of the Company's assets and liabilities, and the impact on net interest income would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions. The following table sets forth the Company's interest rate risk profile at June 30, 2003 and 2002.


                                                                June 30, 2003                         June 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                       Change in           % Change           Change in            % Change
                                                     Net Interest       in Net Interest      Net Interest       in Net Interest
(Dollars in Thousands)                                  Income              Income              Income              Income
-------------------------------------------------------------------------------------------------------------------------------
Down 200 basis points                                   ($154)                3.27%             ($337)                7.98%
Down 100 basis points                                     (33)                1.39%              (125)                5.94%

Up 100 basis points                                      (213)               -9.05%                27                 1.26%
Up 200 basis points                                      (517)              -10.99%               (39)               -0.92%
-------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

      At June 30, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

      At June 30, 2003, liquid investments totaled $21.4 million, and all mature within 30 days.

      It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2003, had the ability to borrow up to $16.8 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $11.3 million. The Company at June 30, 2003 had borrowings totaling $13 million secured by the pledge of its one to four family mortgages and selected securities. Three short-term borrowings have maturities from July 2003 through July 2004 with interest rates ranging from 2.23% to 3.01%. The remaining $10 million in borrowings consist of three notes that mature on December 21, 2010 with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rates on these three borrowings range from 4.77% to 5.14%.

CAPITAL RESOURCES

      Total stockholders' equity increased $746 thousand to $14.4 million at June 30, 2003 from $13.7 million at year-end 2002. Activity in stockholder's equity consisted of a net increase in retained earnings of $436 thousand derived from $673 thousand in net income earned during the first six months of 2003, offset by $237 thousand in payments for cash dividends. Other increases were $40 thousand in stock options exercised, $94 thousand for shares issued through the dividend reinvestment plan, an unrealized gain on securities available for sale, net of income tax, of $201 thousand, partially offset by the retirement of $25 thousand in treasury stock.

      On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and is adjusted quarterly. Beginning July 7, 2003, the new quarterly rate of interest on the debentures will be 4.76%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

      At June 30, 2003 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at June 30, 2003, for the Company and the Bank, as well as the minimum regulatory requirements.

                                          Amount       Ratio      Amount      Minimum Ratio
                                          ------       -----      ------      -------------
         The Company:
              Leverage Capital           $15,667        6.82%     $ 9,185           4%
              Tier 1 - Risk Based         15,667       11.08%       5,657           4%
              Total Risk-Based            17,703       12.52%      11,314           8%

         The Bank:
              Leverage Capital            15,757        6.87%       9,178           4%
              Tier 1 Risk-Based           15,757       11.16%       5,646           4%
              Total Risk-Based            17,347       12.29%      11,292           8%

ITEM 3 - CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures

            The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are, as of the end of the period covered by this report, effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

      Not applicable

Item 3. Defaults Upon Served Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On April 23, 2003, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

      Nominees:                    For         Withhold Authority
      ---------                    ---         ------------------

      Mark Hontz               1,245,551            116,678
      Donald L. Kovach         1,342,433             19,796
      Edward Leppert           1,342,488             19,742
      Joel Marvil              1,339,120             23,111

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Report on form 8-K

      (a). Exhibits

      Number      Description
      ------      -----------
      10          Employment Agreement between Sussex Bank and Samuel Chazanow

      31.1 Certification of Donald L Kovach pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

      31.2 Certification of Candace Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

      (b). Reports on Form 8-K

      Filing Date         Item Number             Description
      -----------         -----------             -----------

      April 21, 2003         5 & 9       Press release announcing first quarter
                                         2003 results and cash dividend.

      April 24, 2003          9          Press release setting forth comments
                                         made by Chairman and Chief Executive
                                         Officer at the Registrant's 2003 Annual
                                         Meeting of Shareholders on April 23,
                                         2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUSSEX BANCORP


                                         By: /s/ Candace A. Leatham
                                            --------------------------
                                         CANDACE A. LEATHAM
                                         Executive Vice President and
                                         Chief Financial Officer

                                         Date: