Form 10QSB
period 2003-09-30
SUSSEX BANCORP
filed 2003-11-14
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               ___________________

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _____________________

Commission file number 0-29030

                                 SUSSEX BANCORP.
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

---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 11,2003 there were 1,725,341 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


Part I -  Financial Information                                         Page(s)

Item 1.    Financial Statements and Notes to Consolidated                 3
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                        9
           Results of Operations and Financial Condition

Item 3.    Controls and Procedures                                       14


Part II - Other Information

Item 1.    Legal Proceedings                                             14

Item 2.    Changes in Securities                                         14

Item 3.    Defaults upon Senior Securities                               14

Item 4.    Submission of Matters to a Vote of Security Holders           14

Item 5.    Other Information                                             14

Item 6.    Exhibits and Reports on Form 8-K                              15

Signatures                                                               15

Exhibits                                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                                                   September 30, 2003      December 31, 2002
------                                                                   ------------------      -----------------

Cash and due from banks                                                       $ 11,023                 $  9,186
Federal funds sold                                                               4,740                   16,910
                                                                              --------                 --------
   Cash and cash equivalents                                                    15,763                   26,096

Interest bearing time deposits with other banks                                  3,500                    3,600
Securities available for sale                                                   75,730                   72,720
Federal Home Loan Bank Stock, at cost                                              760                      750

Loans receivable, net of unearned income                                       129,767                  113,455
   Less:  allowance for loan losses                                              1,652                    1,386
                                                                              --------                 --------
        Net loans receivable                                                   128,115                  112,069

Premises and equipment, net                                                      4,334                    4,634
Accrued interest receivable                                                      1,248                    1,144
Goodwill                                                                         1,932                    1,932
Other assets                                                                     3,679                    2,959
                                                                              --------                 --------

Total Assets                                                                  $235,061                 $225,904
                                                                              ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing demand                                             $ 33,894                 $ 26,514
      Savings and interest bearing demand                                      115,516                  110,729
      Time of less than $100,000                                                41,901                   43,470
      Time of $100,000 and over                                                 10,495                    9,145
                                                                              --------                 --------
   Total Deposits                                                              201,806                  189,858

Borrowings                                                                      12,000                   15,000
Accrued interest payable and other liabilities                                   2,218                    2,366
Mandatory redeemable capital debentures                                          5,000                    5,000
                                                                              --------                 --------

Total Liabilities                                                              221,024                  212,224

Stockholders' Equity:
   Common stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 1,789,457 in 2003 and 1,688,130 in 2002            9,302                    7,869
   Retained earnings                                                             4,604                    5,249
   Accumulated other comprehensive income                                          131                      562
                                                                              --------                 --------

Total Stockholders' Equity                                                      14,037                   13,680
                                                                              --------                 --------

Total Liabilities and Stockholders' Equity                                    $235,061                 $225,904
                                                                              ========                 ========


                 See Notes to Consolidated Financial Statements



                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)


                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             -------------------------------      -------------------------------
                                                                   2003          2002                   2003           2002
                                                                   ----          ----                   ----           ----
INTEREST INCOME
   Loans receivable, including fees                              $2,036         $1,956                 $6,008         $5,773
   Securities:
      Taxable                                                       360            609                  1,328          1,556
      Tax-exempt                                                    198            130                    532            346
   Federal funds sold                                                14             87                     95            324
   Interest bearing deposits                                         11             31                     36             81
                                                                 ------         ------                 ------         ------
         Total Interest Income                                    2,619          2,813                  7,999          8,080
                                                                 ------         ------                 ------         ------

INTEREST EXPENSE
   Deposits                                                         479            671                  1,574          2,210
   Borrowings                                                       142            148                    437            397
   Mandatory redeemable capital debentures                           60             65                    186             65
                                                                 ------         ------                 ------         ------
        Total Interest Expense                                      681            884                  2,197          2,672
                                                                 ------         ------                 ------         ------

        Net Interest Income                                       1,938          1,929                  5,802          5,408
Provision for Loan Losses                                            70             75                    315            225
                                                                 ------         ------                 ------         ------
        Net Interest Income after Provision for Loan Losses       1,868          1,854                  5,487          5,183
                                                                 ------         ------                 ------         ------

NON-INTEREST INCOME
   Service fees on deposit accounts                                 197            195                    569            510
   ATM fees                                                          87             70                    251            187
   Insurance commissions and fees                                   512            414                  1,599          1,276
   Investment brokerage fees                                         54             56                    192            204
   Net gain on sale of loans held for sale                            0           --                       24             24
   Net gain on sale of other real estate owned                        0           --                       63           --
   Other                                                             64             59                    233            190
                                                                 ------         ------                 ------         ------
      Total Non-Interest Income                                     914            794                  2,931          2,391
                                                                 ------         ------                 ------         ------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 1,371          1,245                  3,998          3,474
   Occupancy, net                                                   154            151                    478            447
   Furniture and equipment                                          199            199                    600            629
   Stationary and supplies                                           43             50                    140            129
   Audit and exams                                                   28             35                     80            101
   Advertising and promotion                                        111            121                    286            363
   Postage and freight                                               44             42                    134            114
   Amortization of intangible assets                                 42             33                    119             98
   Other                                                            383            372                  1,263          1,020
                                                                 ------         ------                 ------         ------
      Total Non-Interest Expense                                  2,375          2,248                  7,098          6,375
                                                                 ------         ------                 ------         ------

       Income before Income Taxes                                   407            400                  1,320          1,199
Provision for Income Taxes                                           91            113                    331            350
                                                                 ------         ------                 ------         ------
      Net Income                                                 $  316         $  287                 $  989         $  849
                                                                 ======         ======                 ======         ======

Earnings per share
                                                                 ------         ------                 ------         ------
   Basic                                                         $ 0.18         $ 0.16                 $ 0.55         $ 0.49
                                                                 ======         ======                 ======         ======

                                                                 ------         ------                 ------         ------
   Diluted                                                       $ 0.17         $ 0.16                 $ 0.54         $ 0.47
                                                                 ======         ======                 ======         ======

                 See Notes to Consolidated Financial Statements











                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                                                Accumulated
                                                                            Number of                                 Other
                                                                               Shares      Common    Retained Comprehensive
                                                                          Outstanding       Stock    Earnings        Income
                                                                          -----------       -----    --------        ------
                                                                           (Dollars in thousands, except per share amounts)
                                                                           ------------------------------------------------

Balance December 31, 2001                                                   1,659,057      $7,732      $4,509          $123
Comprehensive income:
   Net income                                                                       -           -         849             -
   Change in unrealized gains (losses) on
   securities available for sale                                                    -           -           -           449
Total Comprehensive Income

Treasury shares purchased                                                     (14,554)          -           -             -
Issuance of common stock and exercise of stock options                          5,623          38           -             -
Issuance of common stock through dividend reinvestment plan                     9,313          86           -             -
Cash dividends on common stock ($.18 per share)                                     -           -        (298)            -

                                                                          --------------------------------------------------
Balance September 30, 2002                                                  1,659,439      $7,856      $5,060          $572
                                                                          ==================================================

Balance December 31, 2002                                                   1,688,130      $7,869      $5,249          $562
Comprehensive income:
   Net income                                                                       -           -         989             -
   Change in unrealized gains (losses) on
   securities available for sale                                                    -           -           -          (431)
Total Comprehensive Income

Treasury shares purchased                                                      (2,400)          -           -             -
Treasury shares retired                                                             -         (25)          -             -
Issuance of common stock and exercise of stock options                          7,037          52           -             -
Shares issued through dividend reinvestment plan                               11,478         128           -             -
Cash dividends on common stock ($.14 per share)                                     -           -        (356)            -
5% Stock Dividend                                                              85,212       1,278      (1,278)            -

                                                                          --------------------------------------------------
Balance September 30, 2003                                                  1,789,457      $9,302      $4,604          $131
                                                                          ==================================================


                See Notes to Consolidated Financial Statements


                                SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                                              Total
                                                                                            Treasury   Stockholders
                                                                                               Stock         Equity
                                                                                               -----         ------
                                                                                (Dollars in thousands, except per share amounts)
                                                                                ------------------------------------------------

Balance December 31, 2001                                                                      ($127)       $12,237
Comprehensive income:
   Net income                                                                                      -            849
   Change in unrealized gains (losses)
   on securities available for sale                                                                -            449
Total Comprehensive Income                                                                                    1,298

Treasury shares purchased                                                                       (156)          (156)
Issuance of common stock and exercise of stock options                                             -             38
Issuance of common stock through dividend reinvestment plan                                        -             86
Cash dividends on common stock ($.18 per share)                                                    -           (298)

                                                                                          --------------------------
Balance September 30, 2002                                                                     ($283)       $13,205
                                                                                          ==========================

Balance December 31, 2002                                                                         $0        $13,680
Comprehensive income:
   Net income                                                                                      -            989
   Change in unrealized gains (losses)
   on securities available for sale                                                                -           (431)
Total Comprehensive Income                                                                                      558

Treasury shares purchased                                                                        (25)           (25)
Treasury shares retired                                                                           25              -
Issuance of common stock and exercise of stock options                                             -             52
Shares issued through dividend reinvestment plan                                                   -            128
Cash dividends on common stock ($.14 per share)                                                    -           (356)
5% Stock Dividend                                                                                  -              -

                                                                                          --------------------------
Balance September 30, 2003                                                                        $0        $14,037
                                                                                          ==========================

                 See Notes to Consolidated Financial Statements













                                                   SUSSEX BANCORP
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In Thousands)
                                                     (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                            2003           2002
                                                                                      -------------      ------------
                                                                                                (In Thousands)
Cash Flows from Operating Activities
  Net income                                                                             $    989       $    849
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                   315            225
  Provision for depreciation and amortization                                                 386            428
  Net amortization of securities premiums and discounts                                       892            357
  Net realized gain on sale of foreclosed real estate                                         (63)             -
  Proceeds from sale of loans                                                                 668          1,220
  Net gains on sale of loans                                                                  (24)           (24)
  Loans originated for sale                                                                  (644)        (1,196)
  Earnings on investment in life insurance                                                    (37)           (42)
  Increase in assets:
     Accrued interest receivable                                                             (104)          (196)
     Other assets                                                                            (360)          (387)
  Decrease in accrued interest payable and other liabilities                                 (148)            (1)
                                                                                         --------       --------

                Net Cash Provided by Operating Activities                                   1,870          1,233
                                                                                         --------       --------

Cash Flows from Investing Activities
  Securities available for sale:
     Purchases                                                                            (42,634)       (46,695)
     Maturities, calls and principal repayments                                            38,014         21,389
  Net increase in loans                                                                   (16,584)        (3,876)
  Purchases of bank premises and equipment                                                    (86)          (206)
  Purchase of FHLB stock                                                                      (10)           (65)
  Proceeds from sale of foreclosed real estate                                                250              -
  Decrease (increase) in interest bearing time deposits with other banks                      100         (3,000)
                                                                                         --------       --------

                Net Cash Used in Investing Activities                                     (20,950)       (32,453)
                                                                                         --------       --------

 Cash Flows from Financing Activities
  Net increase in deposits                                                                 11,948         11,990
  Net purchase (redemption) of borrowings                                                  (3,000)         5,000
  Net purchase of debentures                                                                    -          5,000
  Proceeds from the issuance of common stock                                                   52             38
  Purchase of treasury stock                                                                  (25)          (156)
  Dividends paid, net of reinvestments                                                       (228)          (212)
                                                                                         --------       --------

                Net Cash Provided by Financing Activities                                   8,747         21,660
                                                                                         --------       --------

                Net Decrease in Cash and Cash Equivalents                                 (10,333)        (9,560)

 Cash and Cash Equivalents - Beginning                                                     26,096         41,035
                                                                                         --------       --------
 Cash and Cash Equivalents - Ending                                                      $ 15,763       $ 31,475
                                                                                         ========       ========

Supplementary Cash Flows Information
  Interest paid                                                                          $  2,988       $  2,779
                                                                                         ========       ========
  Income taxes paid                                                                      $    623       $    331
                                                                                         ========       ========
 Supplementary Schedule of Noncash Investing and Financing Activities
  Other real estate acquired in settlement of loans                                      $    223       $      0
                                                                                         ========       ========

                   See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   Basis of Presentation

     The consolidated financial statements include the accounts of Sussex Bancorp (the "Company") and its wholly-owned subsidiaries, Sussex Bank (the "Bank") and Sussex Capital Trust I. The Bank's wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., ("Tri-State") a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates eight banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2002.

2.   Stockholders' Equity and Subsequent Event

     On October 15, 2003, the Board of Directors declared a 5% common stock dividend payable on November 24, 2003 to shareholders of record as of November 3, 2003. Accordingly, 85,212 shares of common stock will be issued to the Company's stockholders and $1,278,000 will be transferred from retained earnings to common stock. The effect of the stock dividend has been retroactively reflected as of September 30, 2003 on the consolidated balance sheet and the consolidated statement of stockholders' equity. The earnings per share amounts disclosed on the consolidated income statement and related footnote reflect the effect of the stock dividend on the number of outstanding shares for all periods.

3.   Earnings per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company relating to outstanding stock options and guaranteed and contingently issuable shares from the acquisition of Tri-State. Potential common shares related to stock options are determined using the treasury stock method.

     The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 15, 2003 (dollars in thousands, except per share data):




                                                Three Months Ended September 30, 2003      Three Months Ended Septembere 30, 2002
                                              ------------------------------------------  ------------------------------------------
                                                                               Per                                         Per
                                                 Income        Shares         Share          Income        Shares         Share
                                               (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)    Amount
                                              ------------------------------------------  ------------------------------------------
Basic earnings per share:
        Net income applicable to common
           stockholders                               $ 316         1,788        $ 0.18           $ 287         1,744        $ 0.16
                                                                          ==============                              ==============
Effect of dilutive securities:
        Stock options                                     -            50                             -            18
        Deferred common stock payments for
           purchase of insurance agency                   1            34                             5            61
                                              ----------------------------                ----------------------------
Diluted earnings per share:
        Net income applicable to common stock-
           holders and assumed conversions            $ 317         1,872        $ 0.17           $ 292         1,823        $ 0.16
                                              ==========================================  ==========================================

                                                Nine Months Ended September 30, 2003        Nine Months Ended September 30, 2002
                                              ------------------------------------------  ------------------------------------------
                                                                               Per                                         Per
                                                 Income        Shares         Share          Income        Shares         Share
                                               (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)    Amount
                                              ------------------------------------------  ------------------------------------------
Basic earnings per share:
        Net income applicable to common
           stockholders                               $ 989         1,783        $ 0.55           $ 849         1,741        $ 0.49
                                                                          ==============                              ==============
Effect of dilutive securities:
        Stock options                                     -            28                             -            18
        Deferred common stock payments for
           purchase of insurance agency                   5            38                             8            61
                                              ----------------------------                ----------------------------
Diluted earnings per share:
        Net income applicable to common stock-
           holders and assumed conversions            $ 994         1,849        $ 0.54           $ 857         1,820        $ 0.47
                                              ==========================================  ==========================================


4.   Comprehensive Income

     The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2003 and 2002 are as follows:


                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   -------------------------------   -------------------------------
                                                                           2003          2002               2003          2002
                                                                              (in Thousands)                  (in Thousands)
Unrealized holding gains (losses) on available for sale securities        (1,053)          $374              ($718)         $751
Less: reclassification adjustments for gains included in net income            -              -                  -             -
                                                                      -----------   ------------       ------------  ------------
     Net unrealized gains (losses)                                        (1,053)           374               (718)          751
Tax effect                                                                  (421)           149               (287)          302
                                                                      -----------   ------------       ------------  ------------

     Other comprehensive income (loss), net of tax                         ($632)          $225              ($431)         $449
                                                                      ===========   ============       ============  ============


5.   Segment Information

     The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.



                                       Three Months Ended September 30, 2003              Three Months Ended September 30, 2002
                                -----------------------------------------------    -----------------------------------------------
                                       Banking and      Insurance                         Banking and     Insurance
                                Financial Services       Services         Total    Financial Services      Services          Total
                                                     (In Thousands)                                    (In Thousands)

 Revenues from external sources             $3,021           $512        $3,533                $3,193          $414         $3,607
 Income before income taxes                    312             95           407                   364            36            400

                                    Nine Months Ended September 30, 2003              Nine Months Ended September 30, 2002
                                -----------------------------------------------    -----------------------------------------------
                                       Banking and      Insurance                         Banking and     Insurance
                                Financial Services       Services         Total    Financial Services      Services          Total
                                                     (In Thousands)                                    (In Thousands)

 Revenues from external sources             $9,331         $1,599       $10,930                $9,195        $1,276        $10,471
 Income before income taxes                  1,066            254         1,320                 1,055           144          1,199


6.   Stock Option Plans

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


                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                      2003            2002                   2003         2002
                                                                      ----            ----                   ----         ----
                                                                          (In Thousands)                       (In Thousands)

Net income, as reported                                                $   316      $   287                $   989      $   849
Total stock-based compensation expense determined under fair
     value based method for all awards, net of related tax effects         (16)          (8)                   (32)         (18)
                                                                       -------      -------                -------      -------
Pro forma net income                                                   $   300      $   279                $   957      $   831
                                                                       =======      =======                =======      =======

Basic earnings per share:
     As reported                                                       $  0.18      $  0.16                $  0.55      $  0.49
     Pro forma                                                         $  0.17      $  0.16                $  0.54      $  0.48

Diluted earnings per share:
     As reported                                                       $  0.17      $  0.16                $  0.54      $  0.47
     Pro forma                                                         $  0.16      $  0.16                $  0.52      $  0.46



7.   Acquisition

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

8.   New Accounting Standards

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

     Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,174,000 of standby letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

     These standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.


     In January 2003, the Financial Accounting Standards Board issued FAB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition of results of operations.

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


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      Three and Nine Months ended September 30, 2003 and September 30, 2002

                          CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 12 and 13 of this Form 10-QSB for the provision and allowance for loan losses.


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


                                    OVERVIEW

     The Company realized net income of $316 thousand for the third quarter of 2003, an increase of $29 thousand from the $287 thousand reported for the same period in 2002. Basic earnings per share, as retroactively adjusted for the 5% stock dividend declared October 15, 2003, increased from $0.16 in the third quarter of 2002 to $0.18 for the third quarter of 2003. Diluted earnings per share were $0.16 in the third quarter of 2002 and increased to $0.17 in the third quarter of 2003.

     For the nine months ended September 30, 2003, net income was $989 thousand, an increase of $140 thousand from the $849 thousand reported for the same period in 2002. Basic earnings per share , as retroactively adjusted for the 5% stock dividend declared October 15, 2003, were $0.55 for the nine months ended September 30, 2003 compared to $0.49 for the nine-month period ended September 30, 2002. Diluted earnings per share were $0.54 for the nine months ended September 30, 2003, an increase from $0.47 from the first nine months of 2002.

     The results reflect an increase in net interest income , primarily as a result of a substantial decrease in interest expense due to declining market rates of interest, coupled with increases in non-interest income, primarily from our insurance agency operations.


                              RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $160 thousand, or 0.6%, to $2.7 million for the quarter ended September 30, 2003 from the same period in 2002. This decrease was primarily attributable to a decrease in the average yield of 62 basis points, on a fully taxable equivalent basis, from 5.66% during the third quarter of 2002 to 5.04% in the third quarter of 2003. Average earning assets increased $12.1 million from $200.7 million in the third quarter of 2002 to $212.8 million in the same quarter in 2003. Although the average rate earned on investment securities declined by 149 basis points, the average balance increased by $11.4 million, or 17.6%, to $76.2 million in the third quarter of 2003. Similarly, while the average rate earned in the loan portfolio decreased 78 basis points to 6.33% for the third quarter of 2003 from 7.11% in the third quarter of 2002, the average loan balance increased 17.1% from $109.1 million to $127.7 million from third quarter 2002 to third quarter 2003. The interest earned on other interest bearing assets declined $94 thousand while the average balance in other interest earning assets decreased by $17.9 million, or 67.0%, to $8.8 million from $26.8 million from the third quarter of 2002, primarily reflecting a decline in federal funds sold. The market declines in interest rates exceeded the impact of volume increases in average balances on interest income, resulting in a decrease in interest income for the third quarter of 2003 compared to the third quarter if 2002.

     For the nine months ended September 30, 2003, interest income, on a fully taxable equivalent basis, remained stable compared to the first nine months of 2002, at $8.2 million for both nine month periods. During the first nine months of 2003 average interest earning assets increased $18.5 million to $211.3 million from $192.8 million during the same period in 2002. The average balance in the loan portfolio increased $14.7 million, taxable securities increased $14.2 million and tax exempt securities increased $6.1 million, while the average balance of other interest-earning assets decreased $16.4 million during the first nine months of 2003 over the same period in 2002. While average interest bearing asset balances increased, the continued effect of lower market rates of interest resulted in a 50 basis point decrease in the average yield on interest earning assets on a fully taxable equivalent basis from 5.70% from the first nine months of 2002 to 5.20% for the same period of 2003.

     Interest Expense. The Company's interest expense for the third quarter of 2003 decreased $202 thousand, or 22.9%, to $682 thousand from $884 thousand in the third quarter of 2002. Despite the decline in interest expense, the average balance of interest bearing liabilities increased $8.6 million, or 4.9% to $185.0 million during the third quarter of 2003 from $176.4 million in the same period of 2002. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 1.46% for the third quarter of 2003 from 1.99% in the third quarter of 2002. NOW deposit average balances grew $11.0 million, or 31.2%, from $35.2 million during the third quarter 2002 to $46.2 million in the third quarter of 2003. However, the interest expense on NOW deposits decreased $14 thousand from the third quarter of 2002, as the average interest rate paid decreased 31 basis points from 0.77% to 0.46% during the same period. Average savings deposits increased $3.3 million, or 5.3%, while the average rate paid declined 57 basis points from 1.30% in the third quarter of 2002 to 0.73% in the third quarter of 2003. The average balance in time deposits decreased $3.5 million, or 6.3% in the third quarter of 2003 compared to the same period in 2002 as the interest expense on time deposits declined $91 thousand, or 23.4% to $298 thousand between the same two periods. The increase in NOW and savings account average balances and the decline in time deposit average balances reflects management's continued efforts to reposition the Company's deposit portfolio away from higher cost deposits through an ongoing marketing promotion for transaction accounts and other low cost deposits. Average borrowed funds and capital debenture balances decreased $892 thousand to $17.3 million in the third quarter of 2003 from $18.2 million in the third quarter of 2002. In the third quarter of 2002, the Company entered into several short-term FHLB advances and issued $5 million in mandatory redeemable capital debentures. The capital debentures bear a floating rate of interest, which averaged 4.77% in the third quarter of 2003, down 94 basis points from 5.71% in the third quarter of 2002.

     For the nine months ended September 30, 2003 interest expense decreased $475 thousand, or 17.8%, to $2.2 million from $2.7 million for the same period last year. This decrease was largely due to a decrease in interest expense on time deposits of $415 thousand, or 30.2%, from $1.4 million for the first nine months of 2002 to $958 thousand during the first nine months of 2003. The average balance in time deposit accounts decreased $5.0 million, or 8.7%, over the same nine-month periods, as higher costing time deposits have matured and management has elected not to compete for these deposits solely on the basis of rate. The Company has shifted its focus from attracting time deposits to attracting and retaining customers through a long term marketing promotion of lower costing NOW and savings accounts. The average balance of NOW deposits increased $11.9 million, or 36.2%, from $32.9 million during the first nine months of 2002 to $44.8 million in the first nine months of 2003. Savings deposits increased $3.8 million, or 6.2%, from $60.8 million during the first nine months of 2002 to $64.6 million during the same period of 2003. The Company's borrowed funds increased $3.8 million, or 37.8%, from $10.0 million during the first six months of 2002 to $13.8 million for the first nine months of 2003. The issuance of $5 million in capital debentures during July of 2002 initially bore an average rate of 5.71% during the first nine months of 2002. The rate on these debentures has decreased to an average rate of 4.92% during the first nine months of 2003. The average rate paid on total interest bearing liabilities decreased 53 basis points from 2.12% in the first nine months of 2002 to 1.59% during the same period in 2003. This decrease in the average cost of funds was the combination of the Company decreasing its rates of interest paid on interest bearing deposits due to the decline in market rates and the Company's strategy of attracting lower cost deposits.

     The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.


                                                                Nine Months Ended September 30,
(dollars in thousands)                                        2003                                  2002
--------------------------------------------------------------------------------------------------------------------------
                                               Average                 Average          Average                 Average
Earning Assets:                                Balanc   Interest (1)   Rate (2)         Balance  Interest (1)   Rate (2)
--------------------------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt  (3)                          $17,804          $755       5.67%        $11,734          $479       5.46%
      Taxable                                   57,378         1,328       3.10%         43,225         1,556       4.81%
--------------------------------------------------------------------------------------------------------------------------
Total securities                                75,182         2,083       3.70%         54,959         2,035       4.95%
Taxable loans: (net of unearned income)
     Mortgage and construction                  75,250         3,822       6.79%         62,108         3,432       7.39%
     Commercial                                 16,993           729       5.74%         12,102           593       6.55%
     Consumer                                   29,581         1,457       6.59%         32,906         1,748       7.10%
--------------------------------------------------------------------------------------------------------------------------
Total loans receivable (4)                     121,824         6,008       6.59%        107,116         5,773       7.21%
Other interest-earning assets                   14,263           131       1.22%         30,704           405       1.76%
--------------------------------------------------------------------------------------------------------------------------
Total earning assets                           211,269        $8,222       5.20%        192,779        $8,213       5.70%

Non-interest earning assets                     21,519                                   19,158
Allowance for loan losses                       (1,526)                                  (1,255)
-------------------------------------------------------                             ------------
Total Assets                                  $231,263                                 $210,682
=======================================================                             ============

Sources of Funds:
Interest bearing deposits:
      NOW                                      $44,786          $190       0.57%        $32,888          $199       0.81%
      Money market                               4,044            23       0.76%          4,065            30       0.99%
      Savings                                   64,586           403       0.83%         60,787           608       1.34%
      Time                                      52,892           958       2.42%         57,932         1,373       3.17%
--------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                166,308         1,574       1.27%        155,672         2,210       1.90%
      Borrowed funds                            13,267           437       4.34%         11,245           397       4.66%
      Capital debentures                         5,000           186       4.92%          1,502            65       5.71%
--------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities             184,575        $2,197       1.59%        168,419        $2,672       2.12%

Non-interest bearing liabilities:
      Demand deposits                           30,475                                   27,255
      Other liabilities                          2,287                                    2,443
-------------------------------------------------------                             ------------
Total non-interest bearing liabilities          32,762                                   29,698
Stockholders' equity                            13,926                                   12,565
-------------------------------------------------------                             ------------
Total Liabilities and Stockholders' Equity    $231,263                                 $210,682
=======================================================                             ============

-------------------------------------------            --------------------------               --------------------------
Net Interest Income and Margin (5)                            $6,025       3.81%                       $5,541       3.84%
===========================================            ==========================               ==========================

(1)  Includes loan fee income
(2)  Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for "TEFRA" disallowance
(4)  Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets



     Net-Interest Income. On a fully taxable equivalent basis, the net interest income for the third quarter of 2003 increased $42 thousand over the same period last year. This increase was the result of the increased volume of earning assets exceeding the increased volume of interest bearing liabilities. However, the net interest margin decreased, on a fully taxable equivalent basis, by 14 basis points to 3.77% in the third quarter of 2003 compared to 3.91% the year earlier due to the average rate earned on total earning assets declining 62 basis points compared to the average rate paid on total interest bearing liabilities declining only 53 basis points.

     Net interest income for the nine months ended September 30, 2003 increased $484 thousand, or 8.7%, over the same period last year. The net interest margin decreased, on a fully taxable equivalent basis, 3 basis points from 3.84% for the first nine months of 2002 to 3.81% for the first nine months of 2003. Comparing the first nine months of 2002 to the first nine months of 2003, the average rate paid on interest bearing liabilities repriced faster and lower than the average rate earned on interest earning assets, while the volume of average earning assets increased more than the volume of average interest bearing liabilities, resulting in the 3 basis point decline to the net interest margin.

     Provision for Loan Losses. For the three months ended September 30, 2003 the provision for loan losses was $70 thousand compared to $75 thousand for the third quarter ended September 30, 2002. The provision for loan losses was $315 thousand for the nine months ended September 30, 2003 as compared to $225 thousand for the same period last year. The Company's loan portfolio has shifted from loans secured by residential properties toward loans secured by non-residential properties from year-end 2002 to September 30, 2003. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions, as management may deem necessary.

     Non-Interest Income. For the third quarter of 2003, total non-interest income increased $120 thousand, or 15.1%, from the same period in 2002. In the third quarter of 2003 insurance commissions and fees increased $98 thousand, or 23.7%, from $414 thousand reported in the third quarter of 2002 to $512 thousand for the quarter ended September 30, 2003. On January 2, 2003, the Company acquired the book of insurance business of the Garrera Insurance Agency through Tri-State. The Garrera acquisition accounted for $47 thousand of the third quarter increase and industry-wide insurance premium increases of 10% to 15% account for the balance of the increase. ATM and debit card fees have increased $27 thousand compared to the same period in 2002. This increase is attributable to the growth in the Company's deposits and the increased use of customer's ATM or debit cards.

     For the nine months ended September 30, 2003, non-interest income increased $540 thousand, or 22.6%, from the same period in 2002. Insurance commissions and fees increased $323 thousand, a 25.3% increase over the first nine months of 2002. This increase included $85 thousand from the acquisition of the Garrera book of business, with the reminder consisting of increased sales and premium increases. ATM fees increased $64 thousand, or 34.2%, and service charges on deposit accounts increased $59 thousand, or 11.6%, for the nine-month period ending September 30, 2003 over the same period in 2002. Mortgage banker fees, which are included in other income, increased in the first nine months of 2003 to $49 thousand from $14 thousand during the first nine months of 2002. On August 1, 2003 the Company created a new residential mortgage banking division. Mortgage banking fees of $6 thousand from the new banking operations are included in the 2003 year to date number of $49 thousand, reflecting the limited operations conducted in the third quarter. In the first nine months of 2003, a $63 thousand gain on the sale of other real estate owned was recorded, while there were no similar gains during the first nine months of 2002.

     Non-Interest Expense. For the quarter ended September 30, 2003, non-interest expense increased $127 thousand from the same period last year. The majority of this increase is attributed to the increase of the Company's salaries and employee benefits of $126 thousand, or 10.1%, from the addition of six full time equivalent employees and a 12% increase in medical insurance premiums which became effective April 1, 2003. Other non-interest expense increases from third quarter 2002 to third quarter 2003 were education and training expenses of $16 thousand due to a new Company commitment to a comprehensive employee training program which began in the fourth quarter of 2002.

     For the nine months ended September 30, 2003, non-interest expense increased $723 thousand, to $7.1 million, from the first nine months of 2002. Salaries and employee benefits increased $524 thousand, or 15.1%, related to staff increases and increased costs associated with standard employee benefits offered by the Company. Other non-interest expense increases compared to the first nine months of 2002 were professional fees increases of $78 thousand for the review of possible expansion of our insurance operations and the expensing of origination costs associated with the issuance of the Company's Trust Preferred securities, education and training increases of $52 thousand for the continuation of the new employee training program and legal expenses increases of $37 thousand incurred in connection with the commencement of the Company's residential mortgage banking division and the sale of the Company's credit card portfolio. Advertising and marketing expenses decreased $77 thousand over the first nine months of 2003 compared to the same period in 2002 as the Company reduced its direct mail promotion efforts, focusing its advertising of new low cost accounts to selected households.

     Income Taxes. Income tax expense decreased $22 thousand to $91 thousand for the three months ended September 30, 2003 as compared to $113 thousand for the same period in 2002. This decrease in income taxes resulted from an increased level of tax-exempt income in the current quarterly period. Income taxes decreased $19 thousand for the nine months ended September 30, 2003 to $331 thousand as compared to $350 thousand for the nine months ended September 30, 2002. These decreases in income taxes resulted primarily due to an increased level of tax-exempt income.


                               FINANCIAL CONDITION

               September 30, 2003 as compared to December 31, 2002

     Total assets increased to $235.1 million at September 30, 2003, a $9.2 million increase from total assets of $225.9 million at December 31, 2002. Increases in total assets include increases of $16.0 million in net loans and $3.0 million in securities available for sale, partially offset by a $10.3 million reduction in cash and cash equivalents. Asset increases were financed through an increase in total deposits of $11.9 million from $189.9 million at year-end 2002 to $201.8 million on September 30, 2003, offset by a $3 million decrease in borrowings. Total stockholder's equity increased $357 thousand from $13.7 million at December 31, 2002 to $14.0 million at September 30, 2003.

     Total loans at September 30, 2003 increased $16.3 million to $129.8 million from $113.4 million at year-end 2002. During the nine-month period ending September 30, 2003, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company continues to see high levels of prepayments as borrowers seek to refinance loans in the current low interest rate environment. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The Company has also increased its activity in the loan participation market, both originations and purchases. The balance in non-residential real estate loans increased $13.8 million from $41.0 million at December 31, 2002 to $54.8 million on September 30, 2003 and other loans, which include loans secured by farmland, increased $5.0 million over the same nine-month period. Construction and land development loans have decreased $1.9 million and residential 1-4 family real estate loans have decreased $1.0 million from December 31, 2002 to September 30, 2003. Other minor shifts in ending balances occurred between December 31, 2002 and September 30, 2003 according to loan demand.

     Federal funds sold decreased by $12.2 million to $4.7 million at September 30, 2003 from $16.9 million on December 31, 2002. During the first nine months of 2003, these funds were used to fund loan demand and to purchase higher yielding investment securities.

     Securities, available for sale, at market value, increased $3.0 million, or 4.0%, from $72.7 million at year-end 2002 to $75.7 million at September 30, 2003. The Company purchased $42.6 million in new securities in the first nine months of 2003 and $38.0 million in available for sale securities matured, were called and were repaid. There was a $718 thousand decrease in unrealized gains in the available for sale portfolio and $892 thousand in net amortization expenses recorded during the first nine months of 2003. There were no held to maturity securities at September 30, 2003 or at December 31, 2002.

     Total deposits increased $11.9 million, or 6.3%, to $201.8 million during the first nine months of 2003 from $189.9 million at December 31, 2002. Non -interest bearing deposits increased $7.4 million, or 27.8%, to 16.8% of total deposits at September 30, 2003 from 14.0% of total deposits at December 31, 2002, interest-bearing and savings deposits increased $4.8 million, or 4.3% and total time deposits decreased $219 thousand from December 31, 2002 to September 30, 2003. Business non-interest bearing demand accounts account for $5.0 million of the growth in non-interest bearing demand accounts. Management continues to monitor the shift in deposits through its Asset/Liability Committee


ASSET QUALITY

     At September 30, 2003, non-accrual loans decreased $84 thousand to $1.2 million, as compared to $1.3 million at December 31, 2002. There were no loans ninety days past due and still accruing or renegotiated loans at September 30, 2003. Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and does not anticipate any material losses.

The following table provides information regarding risk elements in the loan portfolio:


                                                             September 30, 2003     December 31, 2002
                                                         ---------------------------------------------
Non-accrual loans                                                    $1,174,000            $1,258,000
Non-accrual loans to total loans                                          0.90%                 1.11%
Non-performing assets to total assets                                     0.59%                 0.67%
Allowance for loan losses
  as a % of non-performing loans                                        140.72%               107.11%
Allowance for possible loan losses to total loans                         1.27%                 1.22%

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

     At September 30, 2003, the allowance for loan losses was $1.7 million, an increase of 19.2% from the $1.4 million at year-end 2002. There were $50 thousand in charge offs and $1 thousand in recoveries reported in the first nine months of 2003. The allowance for loan losses as a percentage of total loans was 1.27% at September 30, 2003 compared to 1.22% on December 31, 2002.

INTEREST RATE SENSITIVITY

     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a company's earnings from a movement in market interest rates. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk. We do not employ gap analysis as a rate risk management tool, but rather we rely upon earnings at risk analysis to forecast the impact on our net interest income of instantaneous 100 and 200 basis point increases and decreases in market rates. In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change. The interest rate sensitivity of the Company's assets and liabilities, and the impact on net interest income would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions. The following table sets forth the Company's interest rate risk profile at June 30, 2003 and 2002.



                                           September 30, 2003               September 30, 2002
-----------------------------------------------------------------------------------------------------
                                        Change in        % Change        Change in       % Change
                                       Net Interest   in Net Interest  Net Interest   in Net Interest
(Dollars in Thousands)                    Margin          Margin          Margin          Margin
-----------------------------------------------------------------------------------------------------
Down 200 basis points                     ($541)          11.53%          ($860)          19.03%
Down 100 basis points                     (173)            7.36%           (386)          17.07%

Up 100 basis points                       (200)           -8.52%            (5)           -0.24%
Up 200 basis points                       (481)           -10.25%          (64)           -1.41%
-----------------------------------------------------------------------------------------------------


LIQUIDITY MANAGEMENT

     At September 30, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At September 30, 2003, liquid investments totaled $15.8 million, and all mature within 30 days.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2003, had the ability to borrow up to $17.3 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $11.3 million. The Company at September 30, 2003 had borrowings totaling $12 million secured by the pledge of its one to four family mortgages and selected securities. Two short-term borrowings have maturities in October 2003 and July 2004 with interest rates ranging from 2.43 % to 3.01%. The remaining $10 million in borrowings consist of three notes that mature on December 21, 2010 with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rates on these three borrowings range from 4.77% to 5.14%.

CAPITAL RESOURCES

     Total stockholders' equity increased $357 thousand to $14.0 million at September 30, 2003 from $13.7 million at year-end 2002. Activity in stockholder's equity consisted of a net increase in retained earnings of $633 thousand derived from $989 thousand in net income earned during the first nine months of 2003, offset by $356 thousand in payments for cash dividends. Other increases were $52 thousand in stock options exercised, $128 thousand for shares issued through the dividend reinvestment plan, an unrealized loss on securities available for sale, net of income tax, of $431 thousand, partially offset by the retirement of $25 thousand in treasury stock.

     On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and is adjusted quarterly. Beginning October 7, 2003, the new quarterly rate of interest on the debentures will be 4.8%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

     At September 30, 2003 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at September 30, 2003, for the Company and the Bank, as well as the minimum regulatory requirements.


                                Amount       Ratio       Amount    Minimum Ratio
The Company:
     Leverage Capital           $15,997      6.94%       $9,220        4%
     Tier 1 - Risk Based        15,997       10.99%       5,823        4%
     Total Risk-Based           18,017       12.38%      11,646        8%

The Bank:
     Leverage Capital           15,954       6.93%        9,214        4%
     Tier 1 Risk-Based          15,954       10.98%       5,812        4%
     Total Risk-Based           17,606       12.12%      11,624        8%




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

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Report on form 8-K

    (a).  Exhibits

     Number           Description
     ------           -----------

     31.1 Certification of Donald L Kovach pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

     31.2 Certification of Candace Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



    (b).   Reports on Form 8-K

     Filing Date      Item Number      Description
     -----------      -----------      -----------
     July 10, 2003    5                Announcement of a $0.07 per share cash
                                       dividend

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SUSSEX BANCORP



                                                    By:/s/ Candace A. Leatham
                                                    ----------------------------
                                                    CANDACE A. LEATHAM
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                                    Date: