Form 10KSB
period 2003-12-31
SUSSEX BANCORP
filed 2004-03-23
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value                         American Stock Exchange
Title of Each Class                         Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:         None.

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 5, 2004 was $25,971,410. The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 5, 2004 was 1,818,991.

For the fiscal year ended December 31, 2003, the Issuer had total revenues of $14,874,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     10-KSB Item                    Document Incorporated
                     -----------                    ---------------------

Item 6.     Management's Discussion and     Portions of the 2003 Annual Report
            Analysis or Plan of Operation   to Shareholders

Item 7.     Financial Statements            Portions of the 2003 Annual Report
                                            to Shareholders

Item 9.     Directors and Executive         Proxy Statement for 2004 Annual
            Officers of the Company;        Meeting of Shareholders to be filed
            Compliance with Section 16(a)   no later than April 29, 2004.
            of the Exchange Act.

Item 10.    Executive Compensation          Proxy Statement for 2004 Annual
                                            Meeting of Shareholders to be filed
                                            no later than April 29, 2004.

Item 11.    Security Ownership of Certain   Proxy Statement for 2004 Annual
            Beneficial Owners and           Meeting of Shareholders to be filed
            Management and related          no later than April 29, 2004
            stockholder matters.

Item 12.    Certain Relationships and       Proxy Statement for 2004 Annual
            Related Transactions            Meeting of Shareholders to be filed
                                            no later than April 29, 2004.

                                     PART I

                        ITEM 1 -- DESCRIPTION OF BUSINESS

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

      Effective October 1, 2001, the Company acquired all of the outstanding stock of Tri-State Insurance Agency, Inc. ("Tri-State"). Tri-State is a full service insurance agency located in Augusta, New Jersey. The purchase price paid by the Company for Tri-State was comprised of an upfront payment of $350,000 at closing, and deferred payments on the first, second and third anniversaries of the closing of $700,000 each, to be satisfied through a mix of cash and common stock of the Company, subject to adjustment based upon the net income of Tri-State as a subsidiary of the Bank. As part of the acquisition, each of the principals of Tri-State have entered into an employment agreement providing for their employment by Tri-State for a period of at least five years. In 2003, the Company expanded its insurance operations through the acquisition of the Garrera Insurance Agency. The operations of the Garrera Insurance Agency have been consolidated with Tri-State.

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

Employees

      At December 31, 2003, the Company employed 101 full-time employees and 28 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

Insurance of Deposits

      The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the "Deposit Act"), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.68 basis points of assessed deposits. During the early 1990's, the Bank acquired certain Savings Association Insurance Fund ("SAIF") insured deposits from the Resolution Trust Corporation. The Bank pays FICO assessments on these deposits at the higher SAIF rate. In 2003, the assessment on these SAIF deposits totaled $6,428.

Dividend Rights

      Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

Legislative and Regulatory Changes

      On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This act specifies new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

                        ITEM 2 -- DESCRIPTION OF PROPERTY

      The Company conducts its business through its main office located at 399 Route 23, Franklin, New Jersey, and its seven branch offices and its insurance agency office. The following table set forth certain information regarding the Company's properties as of December 31, 2003. All properties are adequately covered by insurance.

                                                                     DATE OF
LOCATION                           LEASED OR OWNED              LEASE EXPIRATION
--------                           ---------------              ----------------

399 Route 23                            Owned                          N/A
Franklin, New Jersey

7 Church Street                         Owned                          N/A
Vernon, New Jersey

266 Clove Road                          Leased                     March 2007
Montague, New Jersey

96 Route 206                            Leased                    August, 2006
Augusta, New Jersey

455 Route 23                           Owned(1)                        N/A
Wantage, New Jersey

15 Trinity Street                       Owned                          N/A
Newton, New Jersey

165 Route 206                           Owned                          N/A
Andover, New Jersey

100 Route 206                           Owned                          N/A
Augusta, New Jersey

33 Main Street                          Owned                          N/A
Sparta, New Jersey

200 Munsonhurst Road                    Leased                   December, 2008
Franklin, New Jersey

----------

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

          ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2003.

                                     PART II

       ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock trades on the American Stock Exchange, under the symbol "SBB". As of December 31, 2003, the Company had approximately 699 holders of record of the Common Stock.

      The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years:

                                                                       DIVIDENDS
       2003                 HIGH                  LOW                  DECLARED
       ----                 ----                  ---                  --------

4th Quarter                $16.71                $13.50                    $0.00

3rd Quarter                $15.30                $11.70                    $0.07

2nd Quarter                $12.20                $10.25                    $0.07

1st Quarter                $10.70                $10.15                    $0.07

                                                                       DIVIDENDS
       2002                 HIGH                  LOW                  DECLARED
       ----                 ----                  ---                  --------

4th Quarter                $11.70                $10.20                    $0.07

3rd Quarter                 10.97                 10.55                     0.06

2nd Quarter                 10.82                 10.60                     0.06

1st Quarter                 10.68                  9.97                     0.06

      In addition to the cash dividends disclosed above, the Company paid a 5% stock dividend in November 2003. The market prices and dividends disclosed above have been restated to reflect this stock dividend.

       ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

      The information required by this item is incorporated by reference from the Registrant's 2003 Annual Report to Shareholders under the caption "Management Discussion and Analysis."

                          ITEM 7 - FINANCIAL STATEMENTS

      The information required by this item is incorporated by reference from the Registrant's 2003 Annual Report to Shareholders under the caption "Consolidated Financial Statements."

            ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      For the year ended December 31, 2001, Arthur Andersen, LLP performed the audit of the Company's financial statements. In light of events impacting Arthur Andersen, LLP, the Company changed its independent auditors in April of 2002, dismissing Arthur Andersen, LLP and retaining Beard Miller Company LLP as independent auditors. The decision to change auditors was recommended by the Company's Audit Committee. There were no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditors report on the consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or auditing principles.

                       ITEM 8A -- CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Not applicable

                                    PART III

          ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                          COMPLIANCE WITH SECTION 16(a)

      Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 29, 2004.

      The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                 Principal Occupation
Name, Age and Position           Officer Since   During Past Five Years
----------------------           -------------   ----------------------
Candace A. Leatham, 49              1984(1)      Senior Vice President and
Executive Vice President                         Treasurer of the Bank
and Treasurer

George B. Harper, 49                2001         President, Tri-State Insurance
President, Tri-State Insurance                   Agency, Inc.
Agency, Inc.

George Lista, 44                    2001         Executive Vice President and
Chief Operating Officer,                         Chief Operating Officer,
Tri-State Insurance Agency, Inc.                 Tri-State Insurance
                                                 Agency, Inc.

----------

(1) Includes prior service as an officer of the Bank.

                        ITEM 10 - EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated by reference from the Registrant definitive Proxy Statement for the Company's 2004 Annual Meeting under the captions "ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2004.

  ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

      Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2004 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 29, 2004.

      The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year. Equity Compensation Plan Information

                                                                                         Number of
                                                                                         securities
                                                                                         remaining
                                                     Number of                           available for
                                                     securities to                       future issuance
                                                     be issued                           under equity
                                                     upon                                compensation
                                                     exercise of     Weighted-average    plans
                                                     outstanding     exercise price of   (excluding
                                                     options,        outstanding         securities
                                                     warrants and    options, warrants   reflected in
                                                     rights          and rights          column (a))
Plan category                                        (a)             (b)                 (c)
                                                     -------------   -----------------   --------------
Equity compensation plans approved
 by security holders                                   207,777       $8.61               151,683
                                                       ----------    --------            ----------
Equity compensation plans not approved by security
holders                                                (1)             (1)                 (1)
                                                       ----------    --------            ----------
Total                                                  207,777(1)    $8.61(1)            151,863(1)
                                                       ----------    --------            ----------

      (1) In connection with the Company's acquisition of Tri-State effective October 1, 2001, the Company entered into employment agreements with each of Messrs George B. Harper and George Lista. Under these agreements, each of Messrs. Harper and Lista is entitled to receive bonuses based upon the net before tax income of Tri-State for each twelve-month period commencing on the effective date of the acquisition. To the extent Tri-State's net before tax income exceeds certain designated targets contained in each employment agreement, each of Messrs. Harper and Lista will be entitled to receive a bonus equal to 25% of the amount by which the net before tax income of Tri State exceeds the target. The bonus is to be paid in shares of the Company's common stock. The amount of stock to be issued will be determined by dividing the amount of the bonus by the fair market value of the Company's common stock, determined by taking the average closing price of the common stock for the fifteen trading days prior to issuance. For the twelve-month period ended September 30, 2003, Tri-State exceeded its targeted net before tax income, and each of Messrs. Harper and Lista received a bonus of 1,516 shares of the Company's common stock. The employment agreements with Messrs. Harper and Lista expire on September 30, 2006.

            ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2004.

               ITEM 13 -- EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Exhibit
      Number      Description of Exhibits
      -------     -----------------------

      10.1 Amendment dated January 7, 2004 to Employment Agreement dated September 15, 1999 with Donald L. Kovach

      10.2        Employment Agreement with Terry Thompson dated January 23,
                  2003

      10.3 Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2000 with Donald L. Kovach

      13 Portions of the Annual Report to Shareholders for the year ended December 31, 2003

      14          Code of Ethics

      21          Subsidiaries of the Registrant

      23.1        Consent of Beard Miller Company LLP

      31.1        Certification of Chief Executive Officer pursuant to
                  Rule 13a-14(a)

      31.2        Certification of Chief Financial Officer pursuant to
                  Rule 13a-14(a)

      32          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

      (b) Reports on form 8-K

      Date Filed              Item
      ----------------        --------------------------------------------------

      October 20, 2003        5, 7 & 12 - Announcing third quarter earnings and
                              a 5% stock dividend.

                ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services of the Registrant's principal accountant is included in the definitive proxy statement for the Company's 2004 Annual Meeting under the caption "Principal Accountant Fees and Services" which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUSSEX BANCORP

                                        By: /s/  Donald L. Kovach
                                        ----------------------------------------
                                        Donald L. Kovach
                                        Chairman of the Board and
Dated: March 23, 2004                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                        TITLE                             DATE
         ----                        -----                             ----


/s/ Donald L. Kovach     Chairman of the Board and                March 23, 2004
----------------------   Chief Executive Officer
    Donald L. Kovach


/s/ Candace A. Leatham   Treasurer (Principal Financial           March 23, 2004
----------------------   Officer and Principal
    Candace A. Leatham   Accounting Officer)


/s/ Irvin Ackerson       Director                                 March 23, 2004
----------------------
    Irvin Ackerson


/s/ William E. Kulsar    Secretary and Director                   March 23, 2004
----------------------
    William E. Kulsar


/s/ Edward J. Leppert    Director                                 March 23, 2004
----------------------
    Edward J. Leppert


/s/ Joel D. Marvil       Director                                 March 23, 2004
----------------------
    Joel D. Marvil


/s/ Richard Scott        Director                                 March 23, 2004
----------------------
    Richard Scott


/s/ Terry H. Thompson    Director                                 March 23, 2004
----------------------
    Terry H. Thompson


/s/ Joseph Zitone        Director                                 March 23, 2004
----------------------
    Joseph Zitone