Form 10QSB
period 2004-03-31
SUSSEX BANCORP
filed 2004-05-13
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-QSB


                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 11, 2004 there were 1,831,846 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item 1.    Financial Statements and Notes to Consolidated                 3
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                        9
           Results of Operations and Financial Condition

Item 3.    Controls and Procedures                                       13

Part II - Other Information

Item 1.    Legal Proceedings                                             14

Item 2.    Changes in Securities and Small Business Issuer
           Purchases of Equity Securities                                14

Item 3.    Defaults upon Senior Securities                               14

Item 4.    Submission of Matters to a Vote of Security Holders           14

Item 5.    Other Information                                             14

Item 6.    Exhibits and Reports on Form 8-K                              14

Signatures                                                               15

Exhibits                                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

ASSETS                                                                     March 31, 2004    December 31, 2003
------                                                                     --------------    -----------------
Cash and due from banks                                                        $ 10,027          $ 11,301
Federal funds sold                                                                5,965             4,195
                                                                               --------          --------
   Cash and cash equivalents                                                     15,992            15,496

Interest bearing time deposits with other banks                                   3,500             3,500
Securities available for sale                                                    76,056            76,545
Federal Home Loan Bank Stock, at cost                                               760               760

Loans receivable, net of unearned income                                        138,945           134,374
   Less:  allowance for loan losses                                               1,853             1,734
                                                                               --------          --------
        Net loans receivable                                                    137,092           132,640

Premises and equipment, net                                                       4,970             4,650
Accrued interest receivable                                                       1,221             1,241
Goodwill                                                                          2,124             2,124
Other assets                                                                      5,511             3,661
                                                                               --------          --------

Total Assets                                                                   $247,226          $240,617
                                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Non-interest bearing                                                     $ 32,376          $ 31,715
      Interest bearing demand                                                   180,469           175,942
                                                                               --------          --------
   Total Deposits                                                               212,845           207,657

Borrowings                                                                       11,000            11,000
Accrued interest payable and other liabilities                                    2,435             2,056
Junior redeemable debentures                                                      5,155                --
Mandatory redeemable capital debentures                                              --             5,000
                                                                               --------          --------

Total Liabilities                                                               231,435           225,713

Stockholders' Equity:
   Common stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 1,829,888 in 2004 and 1,811,460 in 2003             9,844             9,616
   Retained earnings                                                              5,284             5,040
   Accumulated other comprehensive income                                           663               248
                                                                               --------          --------

Total Stockholders' Equity                                                       15,791            14,904
                                                                               --------          --------

Total Liabilities and Stockholders' Equity                                     $247,226          $240,617
                                                                               ========          ========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                      2004            2003
                                                                     ------          ------
INTEREST INCOME
   Loans receivable, including fees                                  $2,101          $1,939
   Securities:
      Taxable                                                           466             523
      Tax-exempt                                                        208             165
   Federal funds sold                                                    14              45
   Interest bearing deposits                                             10              13
                                                                     ------          ------
         Total Interest Income                                        2,799           2,685
                                                                     ------          ------

INTEREST EXPENSE
   Deposits                                                             474             560
   Borrowings                                                           133             149
   Junior subordinated debentures                                        60              63
                                                                     ------          ------
        Total Interest Expense                                          667             772
                                                                     ------          ------

        Net Interest Income                                           2,132           1,913
Provision for Loan Losses                                               148             125
                                                                     ------          ------
        Net Interest Income after Provision for Loan Losses           1,984           1,788
                                                                     ------          ------

NON-INTEREST INCOME
   Service fees on deposit accounts                                     191             183
   ATM and debit card fees                                               72              74
   Insurance commissions and fees                                       566             564
   Investment brokerage fees                                             73              63
   Mortgage banking fees                                                165              44
   Other                                                                 83              67
                                                                     ------          ------
      Total Non-Interest Income                                       1,150             995
                                                                     ------          ------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                     1,576           1,286
   Occupancy, net                                                       206             175
   Furniture, equipment and data processing                             202             206
   Stationary and supplies                                               37              47
   Professional fees                                                     83             129
   Advertising and promotion                                             87              81
   Postage and freight                                                   43              44
   Amortization of intangible assets                                     46              38
   Other                                                                348             351
                                                                     ------          ------
      Total Non-Interest Expense                                      2,628           2,357
                                                                     ------          ------

       Income before Income Taxes                                       506             426
Provision for Income Taxes                                              135             113
                                                                     ------          ------
      Net Income                                                     $  371          $  313
                                                                     ======          ======

Earnings per share
                                                                     ------          ------
   Basic                                                             $ 0.20          $ 0.18
                                                                     ======          ======

                                                                     ------          ------
   Diluted                                                           $ 0.19          $ 0.17
                                                                     ======          ======

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                               Accumulated
                                                           Number of                                 Other                   Total
                                                              Shares     Common    Retained  Comprehensive  Treasury  Stockholders
                                                         Outstanding      Stock    Earnings         Income     Stock        Equity
                                                         -----------      -----    --------         ------     -----        ------
                                                                        (Dollars in thousands, except share amounts)
Balance December 31, 2002                                  1,688,130    $ 7,869     $ 5,249          $ 562      $ --      $ 13,680

Comprehensive income:
   Net income                                                     --         --         313             --        --           313
   Change in unrealized gains on securities available
   for sale, net of tax                                           --         --          --           (172)       --          (172)
                                                                                                                          --------
Total Comprehensive Income                                                                                                     141

Treasury shares purchased                                     (2,400)        --          --             --       (25)          (25)
Treasury shares retired                                           --        (25)         --             --        25            --
Exercise of stock options                                      4,186         35          --             --        --            35
Shares issued through dividend reinvestment plan               5,546         57          --             --        --            57
Dividends on common stock ($.07 per share)                        --         --        (118)            --        --          (118)
                                                         -------------------------------------------------------------------------
Balance March 31, 2003                                     1,695,462    $ 7,936     $ 5,444          $ 390      $ --      $ 13,770
                                                         =========================================================================

Balance December 31, 2003                                  1,811,460    $ 9,616     $ 5,040          $ 248      $ --      $ 14,904

Comprehensive income:
   Net income                                                     --         --         371             --        --           371
   Change in unrealized gains on securities available
   for sale, net of tax                                           --         --          --            415        --           415
                                                                                                                          --------
Total Comprehensive Income                                                                                                     786

Treasury shares purchased                                        (96)        --          --             --        (2)           (2)
Treasury shares retired                                           --         (2)         --             --         2            --
Exercise of stock options                                     15,225        140          --             --        --           140
Income tax benefit of stock options exercised                     --         35          --             --        --            35
Shares issued through dividend reinvestment plan               3,299         55          --             --        --            55
Dividends on common stock ($.07 per share)                        --         --        (127)            --        --          (127)
                                                         -------------------------------------------------------------------------
Balance March 31, 2004                                     1,829,888    $ 9,844     $ 5,284          $ 663      $ --        15,791
                                                         =========================================================================

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                           2004           2003
                                                                                         --------       --------
Cash Flows from Operating Activities
  Net income                                                                             $    371       $    313
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                148            125
     Provision for depreciation and amortization                                              126            135
     Net amortization of securities premiums and discounts                                    164            277
     Earnings on investment in life insurance                                                 (27)           (13)
     (Increase) decrease in assets:
        Accrued interest receivable                                                            20            (84)
        Other assets                                                                         (444)          (274)
     Increase in accrued interest payable and other liabilities                               414            232
                                                                                         --------       --------

              Net Cash Provided by Operating Activities                                       772            711
                                                                                         --------       --------

Cash Flows from Investing Activities
  Securities available for sale:
     Purchases                                                                             (5,795)       (17,381)
     Maturities, calls and principal repayments                                             6,811         13,971
  Net increase in loans                                                                    (4,600)        (5,091)
  Purchases of bank premises and equipment                                                   (446)           (76)
  Increase in FHLB stock                                                                       --             50
  Purchase of investment in life insurance                                                 (1,500)            --
                                                                                         --------       --------

              Net Cash Used in Investing Activities                                        (5,530)        (8,527)
                                                                                         --------       --------

Cash Flows from Financing Activities
  Net increase in deposits                                                                  5,188          5,492
  Repayment of borrowings                                                                      --         (1,000)
  Proceeds from the exercise of stock options                                                 140             35
  Purchase of treasury stock                                                                   (2)           (25)
  Dividends paid, net of reinvestments                                                        (72)           (61)
                                                                                         --------       --------

              Net Cash Provided by Financing Activities                                     5,254          4,441
                                                                                         --------       --------

              Net (Decrease) Increase in Cash and Cash Equivalents                            496         (3,375)

Cash and Cash Equivalents - Beginning                                                      15,496         26,096
                                                                                         --------       --------
Cash and Cash Equivalents - Ending                                                       $ 15,992       $ 22,721
                                                                                         ========       ========

Supplementary Cash Flows Information
  Interest paid                                                                          $    667       $    786
                                                                                         ========       ========
  Income taxes paid                                                                      $     --       $     --
                                                                                         ========       ========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

      The consolidated financial statements include the accounts of Sussex Bancorp (the "Company") and its wholly-owned subsidiary Sussex Bank (the "Bank"). The Bank's wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., ("Tri-State") a full service insurance agency located in Sussex County, New Jersey. Sussex Bank is also a 49% limited partner of Sussex Settlement Services, L.P, a title insurance agency whose registered office is located in King of Prussia, Pennsylvania. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates eight banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

2. Earnings per Share

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

      The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 15, 2003 (dollars in thousands, except per share data):

                                                  Three Months Ended March 31, 2004           Three Months Ended March 31, 2003
                                              ----------------------------------------     ---------------------------------------
                                                                                 Per                                         Per
                                                 Income         Shares          Share         Income         Shares         Share
                                              (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)     Amount
                                              ----------------------------------------     ---------------------------------------
Basic earnings per share:
  Net income applicable to common
     stockholders                                 $371           1,819         $ 0.20         $  313         1,777         $ 0.18
                                                                               ======                                      ======
Effect of dilutive securities:
   Stock options                                    --              90                            --            15
  Deferred common stock payments for
     purchase of insurance agency                    1              12                             2            41
                                                  --------------------                        ---------------------
Diluted earnings per share:
  Net income applicable to common stock-
     holders and assumed conversions              $372           1,921         $ 0.19         $  315         1,833         $ 0.17
                                                  ===================================         ===================================

3. Comprehensive Income

      The components of other comprehensive income and related tax effects for the three months ended March 31, 2004 and 2003 are as follows:

                                                                            Three Months Ended
                                                                           ---------------------
                                                                                 March 31,
                                                                           ---------------------
                                                                            2004            2003
                                                                           -----           -----
                                                                               (In Thousands)
            Unrealized holding gains (losses) on available for
            sale securities                                                $ 691           ($287)
            Less: reclassification adjustments for gains included
            in net income                                                     --              --
                                                                           -----           -----
               Net unrealized gains (losses)                                 691            (287)
            Tax effect                                                      (276)           (115)
                                                                           -----           -----
               Other comprehensive income (loss), net of tax               $ 415           ($172)
                                                                           =====           =====

4. Segment Information

      The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

                                                    Banking and       Insurance
                                             Financial Services        Services             Total
                                             ------------------        --------             -----
                                                                 (In Thousands)
      Three Months Ended March 31, 2004
         Net interest income and other income          $  2,716          $  566          $  3,282
         Income before income taxes                         442              64               506
         Total assets                                   244,053           3,173           247,226

      Three Months Ended March 31, 2003
         Net interest income and other income          $  2,344          $  564          $  2,908
         Income before income taxes                         371              55               426
         Total assets                                   228,050           2,668           230,718

5. Stock Option Plans

      The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for the periods presented:

                                                                                     Three Months Ended
                                                                                  -------------------------
                                                                                           March 31,
                                                                                  -------------------------
                                                                                   2004               2003
                                                                                  -------           -------
                                                                                       (In Thousands)
      Net income, as reported                                                     $   371           $   313
      Total stock-based compensation expense determined under fair
           value based method for all awards, net of related tax effects              (29)               (6)
                                                                                  -------           -------
      Pro forma net income                                                        $   342           $   307
                                                                                  =======           =======

      Basic earnings per share:
           As reported                                                            $  0.20           $  0.18
           Pro forma                                                              $  0.19           $  0.17

      Diluted earnings per share:
           As reported                                                            $  0.19           $  0.17
           Pro forma                                                              $  0.18           $  0.17

6. Guarantees

      The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $914,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

7. New Accounting Standard

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. The Interpretation provides guidance for the consolidation of variable interest entities (VIEs). Sussex capital Trust I qualifies as a variable interest entity under FIN 46. Sussex Capital Trust issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. Sussex Capital Trust I holds, as it sole asset, subordinated debentures issued by the Company.

      FIN 46 required the Company to deconsolidate Sussex Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures or long-term debt by $5,155,000 and reduce the mandatory capital debentures line item by $5,000,000 which had represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2004 and March 31, 2003

                          CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 10 and 12 of this Form 10-QSB for the provision and allowance for loan losses.

                           FORWARD LOOKING STATEMENTS

      When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions and economic conditions in the Company's Sussex, New Jersey marketplace. The Company undertakes no obligation to update those forward looking statements to reflect the occurrence of unanticipated events or otherwise.

                                    OVERVIEW

      The Company realized net income of $371 thousand for the first quarter of 2004, an increase of $58 thousand from the $313 thousand reported for the same period in 2003. Basic earnings per share, as retroactively adjusted for the 5% stock dividend declared October 15, 2003, increased from $0.18 in the first quarter of 2003 to $0.20 for the first quarter of 2004. Diluted earnings per share were $0.17 in the first quarter of 2003 and increased to $0.19 in the first quarter of 2004.

      The results reflect an increase in net interest income, primarily a result of decreasing interest expense due to declining market rates of interest, coupled with increases in non-interest income, primarily due to an increase in mortgage banking fees from our residential lending division, partially offset by increases in non-interest expenses associated with additions to staff and higher related salary and benefit expenses.

                              RESULTS OF OPERATIONS

      Interest Income. Total interest income increased $114 thousand, or 4.2%, to $2.8 million for the quarter ended March 31, 2004 from the same period in 2003. This increase was primarily attributable to an increase of $11.3 million, or 5.4%, in the average earning assets to $219.5 million in the first quarter of 2004 from $208.2 million in the same quarter of 2003. The average yield on earning assets decreased 8 basis points, on a fully taxable equivalent basis, to 5.29% during the first quarter of 2004 from 5.37% in the first quarter of 2003. Interest income on loans increased $162 thousand from $1.9 million in the first quarter 2003 to $2.1 million during the same period in 2004, while the average balance of total loans receivable increased $20.4 million, or 17.7%, from $115.0 million during the first quarter of 2003 to $135.3 million for the same quarter in 2004. The interest earned on other interest bearing assets declined $41 thousand while the average balance in other interest earning assets decreased by $9.1 million, or 47.2%, to $10.2 million from $19.3 million from the first quarter of 2003, primarily reflecting a decline in federal funds sold. The volume increases in average balances exceeded the impact of market declines in interest rates, resulting in an increase in interest income for the first quarter of 2004 compared to the first quarter if 2003.

      Interest Expense. The Company's interest expense for the first quarter of 2004 decreased $105 thousand, or 13.6%, to $667 thousand from $772 thousand in the first quarter of 2003. Despite the decline in interest expense, the average balance of interest bearing liabilities increased $9.9 million, or 5.4% to $193.7 million during the first quarter of 2004 from $183.7 million in the same period of 2003. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 1.39% for the first quarter of 2004 from 1.70% in the first quarter of 2003. NOW deposit average balances grew $7.1 million, or 16.5%, from $42.8 million during the first quarter 2003 to $49.8 million in the first quarter of 2004. However, the interest expense on NOW deposits decreased $9 thousand from the first quarter of 2003, as the average interest rate paid decreased 17 basis points from 0.65% to 0.48% during the same period. Average savings deposits increased $2.2 million, or 3.5%, while the average rate paid declined 26 basis points from 0.91% in the first quarter of 2003 to 0.65% in the first quarter of 2004. The average balance in time deposits increased $4.6 million or 8.6%, in the first quarter of 2004 compared to the same period in 2003, with the largest portion of the increase, $2.5 million in personal time deposits of $100,000 and over. The interest expense on time deposits declined $37 thousand, or 10.9% to $303 thousand between the first quarter of 2004 and the first quarter of 2003 due to the average rate paid falling 48 basis points to 2.10% for the first quarter of 2004 from 2.58% during the same period in 2003. The increase in NOW and savings account average balances reflects management's continued efforts to promote low cost transaction accounts. Time deposit account balances increased due to the Company's competitive pricing to lengthen their liability portfolio maturities. Average borrowed funds and debenture balances decreased $3.3 million to $16.0 million in the first quarter of 2004 from $19.3 million in the first quarter of 2003, due to the maturity of short-term advances from the Federal Home Loan Bank. At March 31, 2004, the Company's borrowed funds consisted of one $1.0 million short-tem FHLB advance and three convertible notes from the FHLB totaling $10.0 million. In the third quarter of 2002, the Company issued $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 4.83% in the first quarter of 2004, down 28 basis points from 5.11% in the first quarter of 2003.

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2004 and 2003. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                                 Three Months Ended March 31,
    (dollars in thousands)                                 2004                                 2003
    ---------------------------------------------------------------------------------------------------------------
                                               Average                  Average     Average                Average
    Earning Assets:                            Balance   Interest(1)    Rate (2)    Balance   Interest(1)   Rate (2)
    ---------------------------------------------------------------------------------------------------------------
    Securities:
          Tax exempt  (3)                      $ 22,262     $  296      5.35%      $ 15,777      $  234      6.02%
          Taxable                                51,680        460      3.58%        58,073         509      3.55%
    -------------------------------------------------------------------------------------------------------------
    Total securities                             73,942        756      4.11%        73,850         743      4.08%
    Taxable loans: (net of unearned income)
         Mortgage and construction               87,224      1,394      6.43%        68,089       1,196      7.12%
         Commercial                              21,615        300      5.58%        16,261         228      5.69%
         Consumer                                26,496        407      6.18%        30,634         515      6.82%
    -------------------------------------------------------------------------------------------------------------
    Total loans receivable (4)                  135,335      2,101      6.24%       114,984       1,939      6.84%
    Other interest-earning assets                10,211         31      1.22%        19,345          72      1.51%
    -------------------------------------------------------------------------------------------------------------
    Total earning assets                        219,488     $2,887      5.29%       208,179      $2,754      5.37%

    Non-interest earning assets                  24,031                              20,864
    Allowance for loan losses                    (1,777)                             (1,419)
    ---------------------------------------------------                            --------
    Total Assets                               $241,742                            $227,624
    ===================================================                            ========

    Sources of Funds:
    Interest bearing deposits:
          NOW                                  $ 49,813     $   59      0.48%       $42,756      $   68      0.65%
          Money market                            4,211          6      0.57%         4,859          10      0.83%
          Savings                                65,636        106      0.65%        63,410         142      0.91%
          Time                                   58,003        303      2.10%        53,399         340      2.58%
    -------------------------------------------------------------------------------------------------------------
    Total interest bearing deposits             177,663        474      1.07%       164,424         560      1.38%
          Borrowed funds                         11,000        133      4.86%        14,300         149      4.23%
          Junior subordinated debentures          5,000         60      4.83%         5,000          63      5.11%
    -------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities          193,663     $  667      1.39%       183,724      $  772      1.70%

    Non-interest bearing liabilities:
          Demand deposits                        30,865                              27,838
          Other liabilities                       2,087                               2,273
    ---------------------------------------------------                            --------
    Total non-interest bearing liabilities       32,952                              30,111
    Stockholders' equity                         15,127                              13,789
    ---------------------------------------------------                            --------
    Total Liabilities and Stockholders'
    Equity                                     $241,742                            $227,624
    ===================================================                            ========

    ----------------------------------------                ----------------                     ----------------
    Net Interest Income and Margin (5)                      $2,220      4.07%                    $1,982      3.86%
    ========================================                ================                     ================

(1)   Includes loan fee income

(2)   Average rates on securities are calculated on amortized costs

(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for "TEFRA" disallowance

(4)   Loans outstanding include non-accrual loans

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

      Net-Interest Income. On a fully taxable equivalent basis, the net interest income for the first quarter of 2004 increased $238 thousand over the same period last year. This increase was largely the result of the rate for total interest bearing liabilities decreasing 31 basis points to 1.39% in the first three month of 2004 from 1.70% in the same period of 2003, as the yield on total earning assets decreased only 8 basis points during the same two first quarter periods. The increase in the volume of earning assets also exceeded the increase in the volume of interest bearing liabilities by $370 thousand. The net interest margin increased, on a fully taxable equivalent basis, by 21 basis points to 4.07% in the first quarter of 2004 compared to 3.86% the year earlier.

      Provision for Loan Losses. For the three months ended March 31, 2004 the provision for loan losses was $148 thousand compared to $125 thousand for the quarter ended March 31, 2003. The Company's loan portfolio has shifted from loans secured by residential properties toward loans secured by non-residential properties from the first quarter of 2003 to the same period in 2004. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

      Non-Interest Income. For the first quarter of 2004, total non-interest income increased $155 thousand, or 15.6%, from the same period in 2003. The majority of this increase is attributed to the Company's new residential lending division which began operation in the third quarter of 2003. In the first quarter of 2004 mortgage banking fees increased $121 thousand, or 275.0%, from $44 thousand reported in the first quarter of 2003 to $165 thousand for the quarter ended March 31, 2004. Investment brokerage fee income increased $10 thousand, or 15.9%, from $63 thousand in the first quarter of 2003 to $73 thousand the quarter ended March 31, 2004.

      Non-Interest Expense. For the quarter ended March 31, 2004, non-interest expense increased $271 thousand from the same period last year. This increase is attributed to the increase of the Company's salaries and employee benefits of $290 thousand, or 22.6%, for the addition of eight full time equivalent employees and commissions paid on the residential mortgage banking activity. Professional fees decreased from first quarter 2003 to first quarter 2004 by $46 thousand. In the first quarter of 2003, $36 thousand had been expensed for reviewing the expansion of our insurance operations. Occupancy expense has increased $31 thousand in the first quarter of 2004 over the same period in 2003 due to a new lease agreement for office space at Sterling Plaza, Franklin, New Jersey, which is being rented to accommodate the Company's growth and expansion needs.

      Income Taxes. Income tax expense increased $22 thousand to $135 thousand for the three months ended March 31, 2004 as compared to $113 thousand for the same period in 2003. This increase in income taxes resulted from an increase in income before taxes of $80 thousand from the quarter ended March 31, 2003 to the first quarter in 2004.

                               FINANCIAL CONDITION

                 March 31, 2004 as compared to December 31, 2003

      Total assets increased to $247.2 million at March 31, 2004, a $6.6 million increase from total assets of $240.6 million at December 31, 2003. Increases in total assets include increases of $4.5 million in net loans, $1.8 million in federal funds sold and $1.7 million in other assets, partially offset by a $489 thousand reduction in securities available for sale and a $1.3 million decline in cash and due from banks. Asset increases were financed through an increase in total deposits of $5.2 million from $207.7 million at year-end 2003 to $212.8 million on March 31, 2004. Total stockholder's equity increased $887 thousand from $14.9 million at December 31, 2003 to $15.8 million at March 31, 2004.

      Total loans at March 31, 2004 increased $4.6 million to $138.9 million from $134.4 million at year-end 2003. During the three-month period ending March 31, 2004, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company continues to see significant prepayment activity as borrowers seek to refinance loans in the current low interest rate environment. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The Company has also increased its activity in the loan participation market: originations, purchases and sold. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company's legal lending limit. The balance in non-residential real estate loans increased $3.2 million from $59.2 million at December 31, 2003 to $62.4 million on March 31, 2004, construction and land development loans increased $2.5 million and commercial and industrial loans increased $805 thousand over the same three-month period. Residential 1-4 family real estate loans have decreased $1.7 million from December 31, 2003 to March 31, 2004.

      Federal funds sold increased by $1.8 million to $6.0 million at March 31, 2004 from $4.2 million on December 31, 2003. During the first three months of 2004, these funds were provided by the increase in total deposits and will be used to fund increased loan demand.

      Securities, available for sale, at market value, decreased $489 thousand from $76.5 million at year-end 2003 to $76.1 million at March 31, 2004. The Company purchased $5.8 million in new securities in the first three months of 2004 and $6.8 million in available for sale securities matured, were called and were repaid. There was a $691 thousand increase in unrealized gains in the available for sale portfolio and $164 thousand in net amortization expenses recorded during the first three months of 2004. There were no held to maturity securities at March 31, 2004 or at December 31, 2003.

      Total deposits increased $5.2 million, or 2.5%, to $212.8 million during the first three months of 2004 from $207.7 million at December 31, 2003. Non-interest bearing deposits increased $660 thousand to $32.4 million at March 31, 2004 from $31.7 million at December 31, 2003, interest-bearing and savings deposits increased $2.2 million, or 1.9%, and total time deposits increased $2.3 million, or 4.1%, from December 31, 2003 to March 31, 2004. Time deposits have experienced the largest percentage of growth due to the Company competitively pricing its time deposits and the majority of this growth was in the $100,000 and over time deposit category. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

LOAN AND ASSET QUALITY

      Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned ("OREO"). At March 31, 2004, non-accrual loans incurred a net increase of $553 thousand to $1.7 million, as compared to $1.2 million at December 31, 2003. The majority of this net increase resulted from one borrower with two related loans secured by real estate totaling $655 thousand moving into non-accrual status as another commercial real estate loan for $242 thousand became current and was removed from non-accrual during the first quarter of 2004. The $655 thousand that was added to non-accrual during the first quarter was subsequently paid off on April 29, 2004. There were no loans ninety days past due and still accruing or renegotiated loans at March 31, 2004. The Company had $223 thousand in OREO properties at March 31, 2004 and at December 31, 2003. In addition to active monitoring and collecting on delinquent loans management has an active loan review process for customers with aggregate relationships of $250,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured, in whole or substantial part, by real estate. Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized or anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan portfolio:

                                                             March 31, 2004    December 31, 2003
                                                             --------------    -----------------
                                                                      (Dollars In Thousands)
         Non-accrual loans                                           $1,730                $1,177
         Non-accrual loans to total loans                              1.25%                 0.88%
         Non-performing assets to total assets                         0.79%                 0.63%
         Allowance for loan losses
           as a % of non-performing loans                            107.11%               130.67%
         Allowance for possible loan losses to total loans             1.33%                 1.29%

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is allocated to specific loan categories based upon management's classification of problem loans under the bank's internal loan grading system and to pools of other loans that are not individually analyzed. Management makes allocations to specific loans based on the present value of expected future cash flows or the fair value of the underlying collateral for impaired loans and to other classified loans based on various credit risk factors. These factors include collateral values, the financial condition of the borrower and industry and current economic trends.

      Allocations to commercial loan pools are categorized by commercial loan type and are based on management's judgment concerning historical loss trends and other relevant factors. Installment and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and current conditions. Additionally, all other delinquent loans are grouped by the number of days delinquent with this amount assigned a general reserve amount.

      At March 31, 2004, the allowance for loan losses was $1.9 million, an increase of 6.9% from the $1.7 million at year-end 2003. The provision for loan losses was $148,000 and there were $29,000 in charge offs and no recoveries reported in the first three months of 2004. The allowance for loan losses as a percentage of total loans was 1.33% at March 31, 2004 compared to 1.29% on December 31, 2003.

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

      Our financial modeling simulates our cash flows, interest income and interest expense from earning assets and interest bearing liabilities in each of the different interest rate environments, using actual individual deposit, loan and investment maturities and rates in the model calculations. Assumptions regarding the likelihood of prepayments on residential mortgage loans and investments are made based on historical relationships between interest rates and prepayments. Commercial loans with prepayment penalties are assumed to pay on schedule to maturity. In actual practice, commercial borrowers may request and be granted interest rate reductions during the life of a commercial loan due to competition from financial institutions and declining interest rates. The interest rate sensitivity of the Company's assets and liabilities, and the impact on net interest income would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

      The following table sets forth the Company's interest rate risk profile at March 31, 2004 and 2003.

                                                  March 31, 2004                   March 31, 2003
     ------------------------------------------------------------------------------------------------------
                                            Change in        Gap as a        Change in        Gap as a
                                           Net Interest        % of         Net Interest        % of
     Dollars In Thousands                     Income       Total Assets        Income       Total Assets
     ------------------------------------------------------------------------------------------------------
     Down 200 basis points                   ($569)           11.53%           ($198)           4.30%
     Down 100 basis points                    (179)            7.26%            (53)            2.31%

     Up 100 basis points                      (206)            -8.34%          (182)           -7.89%
     Up 200 basis points                      (526)           -10.67%          (425)           -9.22%
     ------------------------------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

      It is management's intent to fund future loan demand primarily with deposits and maturities and paydowns on investments. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2004, had the ability to borrow up to $17.1 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $11.8 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4 million at the Atlantic Central Bankers Bank. The Company at March 31, 2004 had borrowings totaling $11 million secured by the pledge of its one to four family mortgages and selected securities. One short-term borrowing has a maturity in July of 2004 with an interest rate of 3.01%. The remaining $10 million in borrowings consist of three notes that mature on December 21, 2010 with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rates on these three borrowings range from 4.77% to 5.14%.

      At March 31, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied. At March 31, 2004, liquid investments totaled $16.0 million, and all mature within 30 days.

      The following table represents the Company's contractual obligations to make future payments.

                                                                          Payments due by period
    ------------------------------------------------------------------------------------------------------------
                                                                  Less than                            More than
    (In Thousands)                                     Total        1 year    1-3 years   3-5 years     5 years
    ------------------------------------------------------------------------------------------------------------
    Borrowings                                        $11,000       $1,000     $    --      $   --      $10,000
    Operating lease obligations                           859          229         356         153          121
    Purchase obligations                                  746          746          --          --           --
    Time deposits                                      58,791       45,530      10,247       2,541          473
    Junior subordinated debentures                      5,155           --          --          --        5,155
    -----------------------------------------------------------------------------------------------------------
    Total                                             $76,551      $47,505     $10,603      $2,694      $15,749
    ===========================================================================================================

      The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

      The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at March 31, 2004 totaled $31,485,000. This consisted of $7,159,000 in commercial construction lines of credit, $7,531,000 in commercial lines of credit, $8,628,000 in home equity lines of credit, $5,270,000 in commitments to grant commercial and residential loans and the remainder in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

      Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL RESOURCES

      Total stockholders' equity increased $887 thousand to $15.8 million at March 31, 2004 from $14.9 million at year-end 2003. Activity in stockholders' equity consisted of a net increase in retained earnings of $244 thousand derived from $371 thousand in net income earned during the first three months of 2004, offset by $127 thousand for the payment of the January 2004 cash dividend. Other increases were $175 thousand in stock options exercised, $55 thousand for shares issued through the dividend reinvestment plan, an unrealized gain on securities available for sale, net of income tax, of $415 thousand.

      On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and is adjusted quarterly. Beginning April 7, 2004, the new quarterly rate of interest on the debentures will be 4.79%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007, or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

      At March 31, 2004 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at March 31, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.


         (Dollars In Thousands)                     Amount         Ratio       Amount     Minimum Ratio
         --------------                             ------         -----       ------     -------------
         The Company:
              Leverage Capital                     $17,457         7.32%       $>  9,545      4%
                                                                                -
              Tier 1 - Risk Based                   17,457        11.10%        >  6,291      4%
                                                                                -
              Total Risk-Based                      19,312        12.28%        > 12,582      8%
                                                                                -
         The Bank:
              Leverage Capital                      16,794         7.04%        >  9,541      4%
                                                                                -
              Tier 1 Risk-Based                     16,794        10.71%        >  6,271      4%
                                                                                -
              Total Risk-Based                      18,649        11.90%        > 12,542      8%
                                                                                -


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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      There were no changes in securities. The following table provides information about the Company's common stock repurchases during the first quarter of 2004:

                                                                                                 Maximum
                                                                            Total Number        Number of
                                                                             of Shares         Shares that
                                                                            Purchased as        May Yet Be
                                       Total Number                       Part of Publicly      Purchased
                                         of Shares      Average Price     Announced Plans    Under the Plans
        Period                           Purchased      Paid per Share      or Programs        or Programs
        ------                           ---------      --------------      -----------        -----------
        January 1, 2004 through
        January 31, 2004                    96              $16.49                   96             19,242

        February 1, 2004 through
        February 29, 2004                   --                  --                   --                 --

        March 1, 2004 through
        March 31, 2004                      --                  --                   --                 --
                                      ---------------------------------------------------------------------

        Total                               96              $16.49                   96             19,242

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may repurchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan.


Item 3. Defaults upon Served Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Report on form 8-K

      (a). Exhibits

     Number       Description
     ------       -----------

      31.1 Certification of Donald L Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

      (b). Reports on Form 8-K

    Filing Date        Item Number      Description
    -----------        -----------      -----------

January 22, 2004           7            Press release announcing earnings for
                                        the year end December 31, 2003.

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