Form 10QSB
period 2004-06-30
SUSSEX BANCORP
filed 2004-08-10
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                            --------------------
                                  FORM 10-QSB

                                  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _________________

Commission file number 0-29030

                              SUSSEX BANCORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                22-3475473
-------------------------------                 ----------------
(State of other jurisdiction of                (I. R. S. Employer
 incorporation or organization)                Identification No.)

399 Route 23, Franklin, New Jersey                 07416
---------------------------------------        ----------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code) (973) 827-2914
                                                 -------------


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


As of August 6, 2004 there were 1,838,537 shares of common stock, no par value, outstanding.

                                SUSSEX BANCORP
                                  FORM 10-QSB


                                     INDEX


Part I - Financial Information                                          Page(s)

Item 1.       Financial Statements and Notes to Consolidated               3
              Financial Statements (Unaudited)

Item 2.       Management's Discussion and Analysis of                      9
              Results of Operations and Financial Condition

Item 3.       Controls and Procedures                                      14


Part II - Other Information

Item 1.       Legal Proceedings                                            14

Item 2.       Changes in Securities and Small Business Issuer
              Purchases of Equity Securities                               14

Item 3.       Defaults upon Senior Securities                              15

Item 4.       Submission of Matters to a Vote of Security Holders          15

Item 5.       Other Information                                            15

Item 6.       Exhibits and Reports on Form 8-K                             15

Signatures                                                                 15

Exhibits                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)


ASSETS                                                    June 30, 2004   December 31, 2003
------                                                    -------------   -----------------
Cash and due from banks                                       $  12,387       $  11,301
Federal funds sold                                                4,990           4,195
                                                              ---------       ---------
   Cash and cash equivalents                                     17,377          15,496

Interest bearing time deposits with other banks                     500           3,500
Securities available for sale                                    74,759          76,545
Federal Home Loan Bank Stock, at cost                               690             760

Loans receivable, net of unearned income                        144,275         134,374
   Less:  allowance for loan losses                               1,958           1,734
                                                              ---------       ---------
        Net loans receivable                                    142,317         132,640

Premises and equipment, net                                       5,470           4,650
Accrued interest receivable                                       1,209           1,241
Goodwill                                                          2,124           2,124
Other assets                                                      6,669           3,661
                                                              ---------       ---------

Total Assets                                                  $ 251,115       $ 240,617
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                    $  35,710       $  31,715
      Interest bearing demand                                   181,689         175,942
                                                              ---------       ---------
   Total Deposits                                               217,399         207,657

Borrowings                                                       11,000          11,000
Accrued interest payable and other liabilities                    2,520           2,056
Junior subordinated debentures                                    5,155              --
Mandatory redeemable capital debentures                              --           5,000
                                                              ---------       ---------

Total Liabilities                                               236,074         225,713

Stockholders' Equity:
   Common stock, no par value, authorized
       5,000,000 shares; issued and outstanding
        1,835,085 in 2004 and 1,811,460 in 2003
                                                                  9,913           9,616
   Retained earnings                                              5,547           5,040
   Accumulated other comprehensive income (loss)                   (419)             248
                                                              ---------       ---------

Total Stockholders' Equity                                       15,041          14,904
                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                    $ 251,115       $ 240,617
                                                              =========       =========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                   (Unaudited)


                                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                                  ---------------------------    -------------------------
                                                                      2004           2003           2004            2003
                                                                      ----           ----           ----            ----
INTEREST INCOME
   Loans receivable, including fees                                 $2,161         $2,033         $4,262         $3,972
   Securities:
      Taxable                                                          419            445            885            968
      Tax-exempt                                                       205            169            413            334
   Federal funds sold                                                   17             36             31             81
   Interest bearing deposits                                             7             12             17             25
                                                                    ------         ------         ------         ------
         Total Interest Income                                       2,809          2,695          5,608          5,380
                                                                    ------         ------         ------         ------

INTEREST EXPENSE
   Deposits                                                            493            535            967          1,095
   Borrowings                                                          132            146            265            295
   Junior subordinated debentures                                       61             63            121            126
                                                                    ------         ------         ------         ------
        Total Interest Expense                                         686            744          1,353          1,516
                                                                    ------         ------         ------         ------

        Net Interest Income                                          2,123          1,951          4,255          3,864
Provision for Loan Losses                                              105            120            253            245
                                                                    ------         ------         ------         ------
        Net Interest Income after Provision for Loan Losses          2,018          1,831          4,002          3,619
                                                                    ------         ------         ------         ------

NON-INTEREST INCOME
   Service fees on deposit accounts                                    191            189            382            372
   ATM fees                                                             78             90            150            164
   Insurance commissions and fees                                      604            523          1,170          1,087
   Mortgage broker fees                                                161              0            326             44
   Investment brokerage fees                                            48             75            121            138
   Net gain on sale of loans held for sale                               0             24              0             24
   Net gain on sale of other real estate owned                           0             63              0             63
   Other                                                                85             58            168            125
                                                                    ------         ------         ------         ------
      Total Non-Interest Income                                      1,167          1,022          2,317          2,017
                                                                    ------         ------         ------         ------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    1,514          1,341          3,090          2,627
   Occupancy, net                                                      208            149            414            324
   Furniture and equipment                                             210            195            412            401
   Stationary and supplies                                              46             50             83             97
   Audit and exams/Professional Fees                                    74             87            157            216
   Advertising and promotion                                            96             94            183            175
   Postage and freight                                                  48             46             91             90
   Amortization of intangible assets                                    48             39             94             77
   Other                                                               398            365            746            716
                                                                    ------         ------         ------         ------
      Total Non-Interest Expense                                     2,642          2,366          5,270          4,723
                                                                    ------         ------         ------         ------

       Income before Income Taxes                                      543            487          1,049            913
Provision for Income Taxes                                             152            127            287            240
                                                                    ------         ------         ------         ------
      Net Income                                                    $  391         $  360         $  762         $  673
                                                                    ======         ======         ======         ======

Earnings per share
                                                                    ------         ------         ------         ------
   Basic                                                            $ 0.21         $ 0.20         $ 0.42         $ 0.38
                                                                    ======         ======         ======         ======

                                                                    ------         ------         ------         ------
   Diluted                                                          $ 0.20         $ 0.20         $ 0.40         $ 0.37
                                                                    ======         ======         ======         ======

                 See Notes to Consolidated Financial Statements

                                                                                                                   Accumulated
                                                             Number of                                                   Other
                                                                Shares        Common             Retained        Comprehensive
                                                           Outstanding        Stock              Earnings         Income (loss)
                                                           -----------        -------            --------          ------------
                                                                      (Dollars in thousands, except per share amounts)
Balance December 31, 2002                                   1,688,130           $ 7,869           $ 5,249          $   562
Comprehensive income:

   Net income                                                      --                --               673               --
   Change in unrealized gains (losses) on securities
    available for sale                                             --                --                --              201


Total Comprehensive Income


Treasury shares purchased                                      (2,400)               --                --               --

Treasury shares retired                                            --               (25)               --               --

Issuance of common stock and exercise of stock options          5,186                40                --               --

Shares issued through dividend reinvestment plan                9,065                94                --               --

Dividends on common stock ($.14 per share)                         --                --              (237)              --

                                                            ---------           -------           -------           ------
Balance June 30, 2003                                       1,699,981           $ 7,978           $ 5,685           $  763
                                                            =========           =======           =======           ======

Balance December 31, 2003                                   1,811,460           $ 9,616           $ 5,040           $  248
Comprehensive income:

   Net income                                                      --                --               762               --
   Change in unrealized gains on securities available
    for sale, net of tax                                           --                --                --           (6 67)


Total Comprehensive Income


Treasury shares purchased                                        (96)                --                --               --

Treasury shares retired                                            --               (2)                --               --

Issuance of common stock and exercise of stock options         17,985               167                --               --

Income tax benefit of stock options exercised                      --                35                --               --

Shares issued through dividend reinvestment plan                5,736                97                --               --

Dividends on common stock ($.14 per share)                         --                --              (255)              --

                                                            ---------           -------           -------          -------
Balance June 30, 2004                                       1,835,085           $ 9,913           $ 5,547           ($ 419)
                                                            =========           =======           =======          =======

See Notes to Consolidated Financial Statements




                                                                                Total
                                                                   Treasury  Stockholders
                                                                   Stock        Equity
                                                                  --------  ------------

Balance December 31, 2002                                          $   0      $ 13,680
Comprehensive income:

   Net income                                                         --           673
   Change in unrealized gains (losses) on securities
    available for sale                                                --           201
                                                                                   ---

Total Comprehensive Income                                                         874


Treasury shares purchased                                            (25)          (25)

Treasury shares retired                                               25            --

Issuance of common stock and exercise of stock options                --            40

Shares issued through dividend reinvestment plan                      --            94

Dividends on common stock ($.14 per share)                            --          (237)

                                                                   -----      --------
Balance June 30, 2003                                              $   0      $ 14,426
                                                                   =====      ========

Balance December 31, 2003                                          $   0      $ 14,904
Comprehensive income:

   Net income                                                         --           762
   Change in unrealized gains on securities available
    for sale, net of tax                                              --          (667)
                                                                   -----         -----

Total Comprehensive Income                                                          95


Treasury shares purchased                                             (2)           (2)

Treasury shares retired                                                2            --

Issuance of common stock and exercise of stock options                --           167

Income tax benefit of stock options exercised                         --            35

Shares issued through dividend reinvestment plan                      --            97

Dividends on common stock ($.14 per share)                            --          (255)

                                                                   -----      ---------
Balance June 30, 2004                                              $   0      $  15,041
                                                                   =====      =========

See Notes to Consolidated Financial Statements


                             SUSSEX BANCORP
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)


                                                                               Six Months Ended June 30,
                                                                            -----------------------------
                                                                               2004               2003
                                                                            ----------         ----------
  Cash Flows from Operating Activities
    Net income                                                              $      762          $     673
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Provision for loan losses                                                   253                245
       Provision for depreciation and amortization                                 256                264
       Net amortization of securities premiums and discounts                       352                580
       Net realized gain on sale of foreclosed real estate                          --                (63)
       Proceeds from sale of loans                                                  --                668
       Net gains on sale of loans                                                   --                (24)
       Loans originated for sale                                                    --               (644)
       Earnings on investment in life insurance                                    (55)               (25)
       (Increase) decrease in assets:
          Accrued interest receivable                                               32                (64)
          Other assets                                                            (853)              (445)
       Increase in accrued interest payable and other liabilities                  464                180
                                                                            -----------         ---------

             Net Cash Provided by Operating Activities                           1,211              1,345
                                                                            ----------          ---------

  Cash Flows from Investing Activities
    Securities available for sale:
       Purchases                                                               (13,775)           (29,513)
       Maturities, calls and principal repayments                               14,097             27,279
    Net increase in loans                                                       (9,930)           (12,511)
    Purchases of bank premises and equipment                                    (1,076)               (99)
    (Increase) decrease in FHLB stock                                               70                (10)
    Proceeds from sale of foreclosed real estate                                    --                250
    Decrease (increase) in interest bearing time deposits with other banks       3,000                100
    Purchase of investment in life insurance                                    (1,500)                --
                                                                            ----------          ---------

             Net Cash Used in Investing Activities                              (9,114)           (14,504)
                                                                            ----------          ---------

  Cash Flows from Financing Activities
    Net increase in deposits                                                     9,742             10,569
    Repayment of borrowings                                                          0             (2,000)
    Proceeds from the exercise of stock options                                    202                 40
    Purchase of treasury stock                                                      (2)               (25)
    Dividends paid, net of reinvestments                                          (158)              (143)
                                                                            ----------          ---------

             Net Cash Provided by Financing Activities                           9,784              8,441
                                                                            ----------          ---------

             Net (Decrease) Increase in Cash and Cash Equivalents                1,881             (4,718)

  Cash and Cash Equivalents - Beginning                                         15,496             26,096
                                                                            ----------          ---------
  Cash and Cash Equivalents - Ending                                        $   17,377          $  21,378
                                                                            ==========          =========

  Supplementary Cash Flows Information
    Interest paid                                                           $    1,353          $   1,549
                                                                            ==========          =========
    Income taxes paid                                                       $      431          $     434
                                                                            ==========          =========
  Supplementary Schedule of Noncash Investing and Financing Activities
    Foreclosed real estate acquired in settlement of loans                  $      --           $     223
                                                                            ==========          =========

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

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

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

 The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 15, 2003 (dollars in thousands, except per share data):


                                              Three Months Ended June 30, 2004          Three Months Ended June 30, 2003
                                             ------------------------------------   ---------------------------------------
                                                                            Per                                       Per
                                                Income       Shares        Share          Income       Shares        Share
(Dollars in thousands, except                (Numerator) (Denominator)     Amount      (Numerator)  (Denominator)    Amount
  per share data)
                                             ----------- --------------  --------      -----------  --------------  -------
Basic earnings per share:
   Net income applicable to common
    stockholders                               $ 391          1,832        $ 0.21         $ 360        1,784         $ 0.20
                                                                           ======                                    ======
Effect of dilutive securities:
   Stock options                                  --             73                          --           19
   Deferred common stock payments for
    purchase of insurance agency                   1             16                           2           39
                                               -----          -----                       -----        -----
Diluted earnings per share:
   Net income applicable to common
    stock-holders and assumed conversions

                                               $ 392          1,921        $ 0.20         $ 362        1,842         $ 0.20
                                               =====          =====        ======        ======        =====         ======

                                              Six Months Ended June 30, 2004          Six Months Ended June 30, 2003
                                             ------------------------------------   ---------------------------------------
                                                                            Per                                       Per
                                                Income       Shares        Share          Income       Shares        Share
(Dollars in thousands, except                (Numerator) (Denominator)     Amount      (Numerator)  (Denominator)    Amount
  per share data)
                                             ------------------------------------   ---------------------------------------
Basic earnings per share:
   Net income applicable to common
    stockholders                               $ 762          1,826        $ 0.42         $ 673        1,780         $ 0.38
                                                                           ======                                    ======
Effect of dilutive securities:
   Stock options                                  --             81                          --           17
   Deferred common stock payments for
     purchase of insurance agency
                                                   1             14                           5           41
                                               ------         -----                       -----        -----
Diluted earnings per share:
   Net income applicable to common
    stock-holders and assumed
    conversions                                $ 763          1,921        $ 0.40         $ 678        1,838         $ 0.37
                                               =====          =====        ======         =====        =====         ======


3.  Comprehensive Income

   The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2004 and 2003 are as follows:


                                                                  Three Months Ended June 30,             Six Months Ended June 30,
                                                                   2004                 2003             2004               2003
                                                                ------------      ------------        -------------     ------------
                                                                         (In thousands)                        (In thousands)

Unrealized holding gains (losses) on available for sale
securities                                                        ($ 1,802)         $  622          ($ 1,111)           $ 335
Less: reclassification adjustments for gains included in net
income                                                                  --              --                --              --
                                                                  --------          ------          --------            -----
     Net unrealized gains (losses)                                  (1,802)            622            (1,111)             335
Tax effect                                                            (720)            249              (444)             134
                                                                  --------          ------          --------            -----
     Other comprehensive income (loss), net of tax                ($ 1,082)         $  373          ($   667)           $ 201
                                                                  ========          ======          ========            =====



4. Segment Information

 The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.


                                           Three Months Ended June 30, 2004                Three Months Ended June 30, 2003
                                        -----------------------------------------   -----------------------------------------
                                                 Banking and  Insurance                     Banking and    Insurance
                                          Financial Services  Services     Total     Financial Services     Services     Total
                                          ==================  ========     =====     ==================     ========     =====
                                                    (In Thousands)                                 (In Thousands)

Net interest income and other income      $   2,680            $   610    $  3,290    $   2,450             $   523   $  2,973
Income before income taxes                      471                 72         543          445                  42        487
Total assets                                247,552              3,563     251,115      232,578               2,821    235,399

                                            Six Months Ended June 30, 2004                 Six Months Ended June 30, 2003
                                        -----------------------------------------  -----------------------------------------
                                                 Banking and  Insurance                     Banking and    Insurance
                                          Financial Services  Services     Total     Financial Services     Services     Total
                                          ==================  ========     =====     ==================     ========     =====
                                                    (In Thousands)                                 (In Thousands)

Net interest income and other income      $   5,389            $  1,183   $  6,572    $   4,794             $ 1,087   $  5,881
Income before income taxes                      913                 136      1,049          816                  97        913
Total assets                                247,552               3,563    251,115      232,578               2,821    235,399



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

                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                        2004              2003                 2004              2003
                                                  ----------------- -----------------    ----------------- -------------
                                                            (In thousands)                         (In thousands)
Net income, as reported                               $  391            $  360               $  762              $  673
Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects             (35)              (11)                 (64)                (17)
                                                      -------           ------               ------              ------
Pro forma net income                                  $  356            $  349               $  698              $  656
                                                      =======           ======               =======             ======

Basic earnings per share:
     As reported                                      $ 0.21            $ 0.20               $ 0.42              $ 0.38
     Pro forma                                        $ 0.19            $ 0.20               $ 0.38              $ 0.37

Diluted earnings per share:
     As reported                                      $ 0.20            $ 0.20               $ 0.40              $ 0.37
     Pro forma                                        $ 0.19            $ 0.19               $ 0.36              $ 0.36



6.  Guarantees

 The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $382,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.


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

 FIN 46 required the Company to deconsolidate Sussex Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures or long-term debt by $5,155,000 and reduce the mandatory capital debentures line item by $5,000,000 which had represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in "Other assets". For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

          Three and Six Months ended June 30, 2004 and June 30, 2003

                   CRITICAL ACCOUNTING POLICIES

 Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 11 and 12 of this Form 10-QSB for the provision and allowance for loan losses.


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


                                   OVERVIEW

 The Company realized net income of $391 thousand for the second quarter of 2004, an increase of $31 thousand from the $360 thousand reported for the same period in 2003. Basic earnings per share, as retroactively adjusted for the 5% stock dividend declared October 15, 2003, increased from $0.20 in the second quarter of 2003 to $0.21 for the second quarter of 2004. Diluted earnings per share were $0.20 in both second quarters ending June 30, 2003 and 2004.

 For the six months ended June 30, 2004, net income was $762 thousand, an increase of $89 thousand from the $673 thousand reported for the same period in 2003. Basic earnings per share were $0.42 for the six months ended June 30, 2004 compared to $0.38 for the six-month period ended June 30, 2003. Diluted earnings per share were $0.40 for the six months ended June 30, 2004, an increase from $0.37 from the first six months of 2003.

 The results reflect an increase in net interest income, a result of both increasing interest income and decreasing interest expense, coupled with increases in non-interest income, primarily due to an increase in mortgage banking fees from our residential lending division, partially offset by increases in non-interest expenses associated with additions to staff and higher related salary and benefit expenses.



                             RESULTS OF OPERATIONS

 Interest Income. Total interest income increased $114 thousand, or 4.2%, to $2.8 million for the quarter ended June 30, 2004 from the same period in 2003. This increase was primarily attributable to an increase of $12.7 million, or 6.0%, in the average earning assets to $225.5 million in the second quarter of 2004 from $212.8 million in the same quarter of 2003. The average yield on earning assets decreased 4 basis points, on a fully taxable equivalent basis, to 5.17% during the second quarter of 2004 from 5.21% in the second quarter of 2003. Interest income on loans increased $128 thousand from $2.0 million in the second quarter 2003 to $2.2 million during the same period in 2004, while the average balance of total loans receivable increased $19.5 million, or 15.9%, from $122.6 million during the second quarter of 2003 to $142.1 million for the same quarter in 2004. Income from other interest-earning assets decreased by fifty percent to $24 thousand for the second quarter of 2004 from $48 thousand for the second quarter of 2004 from the second quarter in 2003 while the average balance decreased $6.4 million, or $41.3%, to $9.1 million in the second quarter of 2004 from $15.5 million in the same period of 2003. The interest earned on total securities increased $27 thousand, or 3.9%, while the average balance in total securities decreased by $396 thousand, or 1.0%, to $74.3 million from $74.7 million from the second quarter of 2003. The average rate earned on total securities increased by 18 basis points from 3.68% for the quarter ended June 30, 2003 to 3.86% for the period ending June 30, 2004. This average rate increase was accomplished by investing in higher yielding tax-exempt securities. The volume increase in total average earning assets and the shifting of average balances to higher yielding interest-earning assets exceeded the impact of market declines in interest rates, resulting in the increase in interest income for the second quarter of 2004 compared to the second quarter of 2003.

 For the six months ended June 30, 2004, interest income, on a fully taxable equivalent basis, increased $265 thousand, or 4.8%, to $5.8 million from the $5.5 million reported for the same period in 2003. During the first six months of 2004 average interest-earning assets increased $12.0 million to $222.5 million from $210.5 million during the same period in 2003. The average balance in the loan portfolio increased $19.9 million, tax-exempt securities increased $6.0 million, taxable securities decreased $6.1 million and the average balance of other interest-earning assets decreased $7.8 million during the first six months of 2004 over the same period in 2003. As total average interest bearing asset balances increased, the average rate earned decreased by 6 basis points on a fully taxable equivalent basis from 5.29% from the first half of 2003 to 5.23% for the same period of 2004.

 Interest Expense.  The Company's interest expense for the second quarter of 2004 decreased $58 thousand, or 7.8%, to $686 thousand from $744 thousand in the second quarter of 2003. Despite the decline in interest expense, the average balance of interest bearing liabilities increased $13.3 million, or 7.2% to $198.3 million during the second quarter of 2004 from $185.0 million in the same period of 2003. The increase in the average balance of interest bearing liabilities was offset by the reduction in rates, as the average cost of funds declined to 1.39% for the second quarter of 2004 from 1.61% in the second quarter of 2003. Average money market deposits increased $9.6 million, or 256.19%, while the average rate paid increased 33 basis points from 0.75% in the second quarter of 2003 to 1.08% in the second quarter of 2004. Several large municipal accounts transferred balances from our public fund NOW account to a newly offered public fund money market account. To attract municipal accounts, a higher incentive rate was offered on the public fund money market account. As municipal balances were transferred from NOW accounts, the NOW accounts average balance decreased $1.0 million, or 2.3%, to $44.3 million during the second quarter 2004 from $45.3 million in the second quarter of 2003. The interest expense on NOW accounts decreased $20 thousand from the second quarter of 2003, as the average interest rate paid decreased 17 basis points from 0.61% to 0.44% during the
same period.   Average borrowed funds and debenture balances decreased $2.1 million to $16.2 million in the second quarter of 2004 from $18.3 million in the second quarter of 2003, due primarily to the maturity of short-term advances from the Federal Home Loan Bank. At June 30, 2004, the Company's borrowed funds consisted of one $1.0 million short-tem FHLB advance and three convertible notes from the FHLB totaling $10.0 million. In the third quarter of 2002, the Company issued $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 4.68% in the second quarter of 2004, down 30 basis points from 4.98% in the second quarter of 2003.

 For the six months ended June 30, 2004 interest expense decreased $163 thousand, or 10.8%, to $1.4 million from $1.5 million for the same period last year as average interest-bearing deposit balances increased $14.3 million, or 8.7% from $165.6 million for the first six months of 2003 to $179.9 million for the first half of 2004. The average rate paid on total interest-bearing deposits has decreased by 25 basis points from 1.33% for the first six months of 2003 to 1.08% for the same period in 2004. The Company's borrowed funds decreased $2.8 million, or 20.2%, from $13.8 million during the first six months of 2003 to $11.0 million for the first half of 2004. The junior subordinated debentures have an average deconsolidated balance of $5.2 million and an average rate of 4.64% during the first six months of 2004, compared to an average rate of 5.01% for the first six months of 2003. The average rate paid on total interest bearing liabilities decreased 27 basis points from 1.66% in the first six months of 2003 to 1.39% during the same period in 2004. With the decline in market rates, the decrease in the average cost of funds exceeded the increase in the average balance of total interest-bearing liabilities.

 The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2004 and 2003. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.


                                                             Six Months Ended June 30,
(dollars in thousands)                                 2004                                2003
---------------------------------------------------------------------------------------------------------------
                                           Average                      Average      Average                Average
Earning Assets:                           Balance       Interest (1)    Rate (2)     Balance   Interest(1)  Rate(2)
--------------                           ---------      --------       --------      --------   ---------   -------
Securities:
      Tax exempt  (3)                    $  22,172      $   589          5.34%     $  16,191     $   474      5.90%
      Taxable                               52,349          885          3.40%        58,475         968      3.34%
                                         --------       -------       -------      ---------     -------      ----
Total securities                            74,521        1,474          4.00%        74,666       1,442      3.89%
Total loans receivable (4)                 138,719        4,262          6.18%       118,822       3,971      6.74%
Other interest-earning assets                9,255           48          1.05%        17,029         106      1.26%
                                         --------       -------       -------      ----------    -------      ----
Total earning assets                       222,495      $ 5,784          5.23%       210,517     $ 5,519      5.29%

Non-interest earning assets                 24,527                                    21,191
Allowance for loan losses                   (1,842)                                   (1,472)
                                         --------                                  ---------
Total Assets                             $ 245,180                                 $ 230,236
                                         =========                                 =========

Sources of Funds:
Interest bearing deposits:
      NOW                                $  47,066      $   107          0.46%     $  44,059     $   136      0.62%
      Money market                           8,784           42          0.97%         4,302          18      0.84%
      Savings                               66,097          215          0.65%        63,938         281      0.89%
      Time                                  57,941          603          2.09%        53,264         660      2.50%
                                         --------       -------      --------       --------     -------      ----
Total interest bearing deposits            179,888          967          1.08%       165,563       1,095      1.33%
      Borrowed funds                        11,000          265          4.77%        13,779         295      4.26%
      Junior subordinated debentures         5,155          121          4.64%         5,000         126      5.01%
                                         --------       -------      --------       --------     -------      ----
Total interest bearing liabilities         196,043      $ 1,353          1.39%       184,342     $ 1,516      1.66%

Non-interest bearing liabilities:
      Demand deposits                       31,826                                    29,680
      Other liabilities                      2,159                                     2,296
                                         --------                                  ---------
Total non-interest bearing liabilities      33,985                                    31,976
Stockholders' equity                        15,152                                    13,918
                                         --------                                  ---------
Total Liabilities and Stockholders'
Equity                                   $ 245,180                                 $ 230,236
                                         =========                                 =========

Net Interest Income and Margin (5)                    $   4,431          4.01%                 $  4 ,003      3.83%
                                                      =========        ======                  =========      ====



(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for "TEFRA" disallowance
(4) Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets


 Net-Interest Income. On a fully taxable equivalent basis, the net interest income for the second quarter of 2004 increased $189 thousand over the same period last year. This increase was largely the result of the rate for total interest bearing liabilities decreasing 22 basis points to 1.39% in the second quarter of 2004 from 1.61% in the same period of 2003, as the yield on total earning assets decreased only 4 basis points during the same two second quarterly periods. The increase in the volume of interest-bearing liabilities also exceeded the increase in the volume of interest earning assets by $640 thousand. The net interest margin increased, on a fully taxable equivalent basis, by 13 basis points to 3.94% in the second quarter of 2004 compared to 3.81% the year earlier.

 Net interest income for the six months ended June 30, 2004, on a fully taxable equivalent basis, increased $428 thousand, or 10.7%, over the same period last year. The net interest margin increased, on a fully taxable equivalent basis, 18 basis points from 3.83% for the first six months of 2003 to 4.01% for the first half of 2004. Comparing the first six months of 2003 to the first six months of 2004, the increase in the net interest margin was more a component of rate than of volume, as the average rate paid on interest bearing liabilities decreased 27 basis points and the average rate earned on interest earning assets decreased only 6 basis points.

 Provision for Loan Losses. For the three months ended June 30, 2004 the provision for loan losses was $105 thousand compared to $120 thousand for the quarter ended June 30, 2003. The provision for loan losses was $253 thousand for the six months ended June 30, 2004 as compared to $245 thousand for the
same period last year.   The provision for loan losses reflects management's
judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

 Non-Interest Income. For the second quarter of 2004, total non-interest income increased $145 thousand, or 14.2%, from the same period in 2003. The majority of this increase is attributed to the Company's new residential lending division which began operation in the third quarter of 2003. In the second quarter of 2004 mortgage banking fees were $161 thousand compared to no mortgage banking fee income reported in the second quarter of 2003. Insurance commissions and fee income increased $81 thousand, or 15.5%, from $523 thousand in the second quarter of 2003 to $604 thousand in the quarter ended June 30, 2004. This increase was largely due to increases in new business and a stronger sales force.

 For the six months ended June 30, 2004, non-interest income increased
$300 thousand, or 14.9%, from the same period in 2003. Most of this increase is from the Company's new residential lending division. Mortgage banking fees were $326 thousand for the first half of 2003, compared to $44 thousand for the same period in 2003. Insurance commissions increased $83 thousand during the first six months of 2004 compared to 2003. Other income increased $43 thousand, or 34.4%, from $125 thousand during the first six months of 2003 to $168 thousand for the six months ended June 30, 2004. Of this increase, $36 thousand is from income recorded on a bank owned life insurance policy purchased in January of 2004. All other categories of non-interest income showed minor fluctuations. In the first six months of 2003, a $63 thousand gain on the sale of foreclosed real estate and a $24 thousand gain on the sale of loans held for sale were recorded, while there were no similar gains during the first six months of 2004.

 Non-Interest Expense. For the quarter ended June 30, 2004, non-interest expense was $2.6 million, an increase of $276 thousand, or 11.7%, from $2.4 million for the six months ended June 30, 2003. This increase is attributed to the increase of the Company's salaries and employee benefits of $173 thousand, or 12.9%, for the addition of ten full time equivalent employees and commissions paid on the residential mortgage banking activity. Occupancy expense has increased $59 thousand, or 40.0%, from second quarter of 2003 to the same period in 2004, due to a new lease agreement for administrative and operations office space at Sterling Plaza, Franklin, New Jersey, which is being rented to accommodate the Company's growth and expansion needs. Furniture and equipment expense has increased $15 thousand from the second quarter of 2003 to the same period in 2004 from the purchase of computer hardware and software made in connection with a major hardware upgrade and system conversion in May of 2004.

 For the six months ended June 30, 2004, non-interest expense increased $547 thousand, or 11.6%, to $5.3 million, from the first six months of 2003. Salaries and employee benefits increased $463 thousand, or 17.6%, relating to general staff increases and costs associated with an increased number of commission based employees. The other major non-interest expense increase for the first six months of 2004 over the same period in 2003 was an increase of $90 thousand for the lease and occupancy of new administrative offices at Sterling Plaza in Franklin, New Jersey.

Income Taxes. Income tax expense increased $25 thousand to $152 thousand (28% effective tax rate) for the three months ended, June 30, 2004 compared to $127 thousand (26% effective tax) rate for the same period in 2003. Income taxes increased $47 thousand for the six months ended June 30, 2004 to $287 thousand (27% effective tax rate) as compared to $240 thousand (26% effective tax rate) for the six months ended June 30, 2003. These increases in income taxes resulted from an increase in income before taxes for the three and six month periods ended June 30, 2004 compared to the same periods ended June 30, 2003.


                              FINANCIAL CONDITION
                June 30, 2004 as compared to December 31, 2003

 Total assets increased to $251.1 million at June 30, 2004, a $10.5 million increase from total assets of $240.6 million at December 31, 2003. Increases in total assets include increases of $9.7 million in net loans, $1.9 million in cash and cash equivalents and $3.0 million in other assets, partially offset by a $1.8 million reduction in securities available for sale and a $3.0 million decline in interest bearing time deposits with other banks. Asset increases were financed through an increase in total deposits of $9.7 million from $207.7 million at year-end 2003 to $217.4 million at June 30, 2004.
Total stockholder's equity increased $137 thousand from $14.9 million at December 31, 2003 to $15.0 million at June 30, 2004. Due to the decline in the fair value of the available for sale investment portfolio during the first half of 2004, accumulated other comprehensive income decreased $667 thousand from $248 thousand on December 31, 2003 to an accumulated other comprehensive loss of $419 thousand at June 30, 2004.

 Total loans at June 30, 2004 increased $9.9 million to $144.3 million from $134.4 million at year-end 2003. During the six-month period ending June 30, 2004, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company continues to see significant prepayment activity as borrowers seek to refinance loans in the current low interest rate environment. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The Company has also increased its activity in the loan participation market. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company's legal lending limit. The balance in non-residential real estate loans increased $5.5 million from $59.2 million at December 31, 2003 to $64.7 million on June 30, 2004, construction and land development loans increased $4.0 million, loans secured by farmland increased $2.2 million and commercial and industrial loans increased $1.8 million over the same six-month period. Residential 1-4 family real estate loans have decreased $3.6 million from December 31, 2003 to June 30, 2004 as residential mortgage applicants are being referred to our residential mortgage division for third party processing.

 Federal funds sold increased by $795 thousand to $5.0 million at June 30, 2004 from $4.2 million on December 31, 2003. During the first six months of 2004, these funds were provided by the increase in total deposits and have been used to fund increased loan demand.

 Securities, available for sale, at fair value, decreased $1.8 million from $76.5 million at year-end 2003 to $74.8 million at June 30, 2004. The Company purchased $13.8 million in new securities in the first six months of 2004 and $14.1 million in available for sale securities matured, were called and were repaid. There was a $1.1 million increase in unrealized losses in the available for sale portfolio and $352 thousand in net amortization
expenses recorded during the first six months of 2004.   There were no held to
maturity securities at June 30, 2004 or at December 31, 2003.

Premises and equipment increased by $820 thousand, or 17.6%, from $4.7 million at December 31, 2003 to $5.5 million on June 30, 2004. This increase was due to a renovation project at the main office location in Franklin, NJ, leasehold improvements at the Company's new administrative and operations facility and the Company's purchase of new computer hardware and software attributed to a network upgrade and system conversion. Other assets increased from $3.7 million on December 31, 2003 to $6.7 million on June 30, 2004. This $3.0 million increase was generated from the purchase of a $1.5 million bank owned life insurance policy in January of 2004, the prepayment of the Company's insurance policies and receivable and deferred tax asset balances increasing during this six month period.

 Total deposits increased $9.7 million, or 4.7%, to $217.4 million during the first six months of 2004 from $207.7 million at December 31, 2003. Non-interest bearing deposits increased $4.0 million to $35.7 million at June 30, 2004 from $31.7 million at December 31, 2003, interest-bearing and savings deposits increased $6.4 million, or 5.3%, and total time deposits decreased $634 thousand, from December 31, 2003 to June 30, 2004. Non-interest bearing business and business NOW deposit balances increased $3.3 million from December 31, 2003 to June 30, 2004 and non-core IOLTA and public fund account balances have recorded a $5.9 million increase in balances in the first six months of 2004. Management continues to monitor the shift in deposits through its Asset/Liability Committee.


LOAN AND ASSET QUALITY

 Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned ("OREO"). At June 30, 2004, non-accrual loans increased by $250 thousand to $1.4 million, as compared to $1.2 million at December 31, 2003. There were no loans ninety days past due and still accruing or renegotiated loans at June 30, 2004. The Company had $223 thousand in OREO properties at June 30, 2004 and at December 31, 2003. In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for customers with aggregate relationships of $250,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured, in whole or substantial part, by real estate. Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan portfolio (dollars in thousands):

                                                             June 30, 2004     December 31, 2003
                                                             -------------     ------------------
                                                               (Dollars in thousands)
Non-accrual loans                                                 $  1,427              $  1,177
Non-accrual loans to total loans                                     0.99%                 0.88%
Non-performing assets to total assets                                0.66%                 0.63%
Allowance for loan losses
  as a % of non-performing loans                                   137.21%               130.67%
Allowance for possible loan losses to total loans                    1.36%                 1.29%


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

 At June 30, 2004, the allowance for loan losses was $2.0 million, an increase of 12.9% from the $1.7 million at year-end 2003. The provision for loan losses was $253,000 and there were $29,000 in charge offs and no recoveries reported in the first six months of 2004. The allowance for loan losses as a percentage of total loans was 1.36% at June 30, 2004 compared to 1.29% on December 31, 2003.


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

 The following table sets forth the Company's interest rate risk profile at June 30, 2004 and 2003.


                                              June 30, 2004                   June 30, 2003
                                      -----------------------------   --------------------------------
                                       Change in        Gap as a        Change in         Gap as a
                                      Net Interest        % of        Net Interest          % of
(Dollars in Thousands)                   Income       Total Assets       Income         Total Assets
---------------------                 ------------    ------------    ------------      ------------
Down 200 basis points                       ($584)           11.66%          ($154)             3.27%
Down 100 basis points                        (147)            5.86%            (33)             1.39%

Up 100 basis points                           (70)           -2.80%           (213)            -9.05%
Up 200 basis points                          (211)           -4.22%           (517)           -10.99%
                                      ------------    ------------    ------------      ------------



LIQUIDITY MANAGEMENT

It is management's intent to fund future loan demand primarily with deposits and maturities and paydowns on investments. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2004, had the ability to borrow up to $16.5 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $11.8 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4 million at the Atlantic Central Bankers Bank. The Company at June 30, 2004 had borrowings totaling $11 million secured by the pledge of its one to four family mortgages and selected securities. One short-term borrowing of $1 million has a maturity in July of 2004 with an interest rate of 3.01%. The remaining $10 million in borrowings consist of three notes that mature on December 21, 2010 with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rates on these three borrowings range from 4.77% to 5.14%.

 At June 30, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied. At June 30, 2004, liquid investments totaled $17.4 million, and all mature within 30 days.

 The following table represents the Company's contractual obligations to make future payments.


                                                                       Payments due by period
                                                --------------------------------------------------------------
                                                             Less than                               More than
(In thousands)                                  Total         1 year      1-3 years      3-5 years     5 years
                                                ---------    ----------   ----------    -----------  ---------
Borrowings                                       $ 11,000     $   1,000     $    --       $    --     $ 10,000
Operating lease obligations                           857           236         365           134          122
Purchase obligations                                  389           389          --            --           --
Time deposits                                      55,847        43,661       8,756         2,945          485
Junior subordinated debentures                      5,155            --          --            --        5,155
                                                 --------     ---------     -------       -------     --------
Total                                            $ 73,248     $  45,286     $ 9,121       $ 3,079     $ 15,762
                                                 ========     =========     =======       =======     ========




 The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

 The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

 The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at June 30, 2004 totaled $31,183,000. This consisted of $9,164,000 in commercial construction lines of credit, $9,496,000 in home equity lines of credit, $7,275,000 in commercial lines of credit, $3,184,000 in commitments to grant commercial and residential loans and the remainder in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

 Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

CAPITAL RESOURCES

 Total stockholders' equity increased $137 thousand to $15.0 million at June 30, 2004 from $14.9 million at year-end 2003. Activity in stockholders' equity consisted of a net increase in retained earnings of $507 thousand derived from $762 thousand in net income earned during the first six months of 2004, offset by $255 thousand for the payments of cash dividends. Other increases were $202 thousand in stock options exercised and $97 thousand for shares issued through the dividend reinvestment plan. An unrealized loss on securities available for sale, net of income tax, reduced stockholders' equity by $667 thousand as well as the retirement of $2 thousand in treasury shares.

 On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and is adjusted quarterly. Beginning July 7, 2004, the new quarterly rate of interest on the debentures will be 5.25%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007, or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

 At June 30, 2004 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at June 30, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.



(Dollars in thousands)           Amount         Ratio        Amount         Minimum Ratio
----------------------          -------        -------      ----------      -------------
The Company:
     Leverage Capital         $ 17,805         7.24%        $ >= 9,833            4%
     Tier 1 - Risk Based        17,805        10.84%          >= 6,570            4%
     Total Risk-Based           19,763        12.03%          >= 13,139           8%

The Bank:
     Leverage Capital           17,255         7.03%          >= 9,819            4%
     Tier 1 Risk-Based          17,255        10.54%          >= 6,548            4%
     Total Risk-Based           19,213        11.74%         >= 13,096            8%



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


Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities. The Company did not have any common stock repurchases during the second quarter of 2004. On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan.

Item 3.    Defaults upon Served Securities

   Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

 On April 28, 2004, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

  Nominees:                For            Withhold Authority
  --------                 ---            ------------------
  Irvin Ackerson          1,552,737       130,896
  Terry H. Thompson       1,638,104        45,530

Item 5.    Other Information

  Not applicable

Item 6.    Exhibits and Report on form 8-K

  (a).  Exhibits

      Number              Description
      ------              -----------
      31.1                Certification of Donald L Kovach pursuant to Section
                          302 of the Sarbanes-Oxley Act of 2002

      31.2                Certification of Candace A. Leatham pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b).   Reports on Form 8-K

  Filing Date        Item Number         Description
  -----------        -----------         -----------
  April 23, 2004         7 & 12          Press release announcing first quarter
                                         2004 results and cash dividend.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SUSSEX BANCORP

                                                By:/s/ Candace A. Leatham
                                                    ---------------------
                                                CANDACE A. LEATHAM
                                                Executive Vice President and
                                                Chief Financial Officer

                                                Date: