Form 10QSB
period 2004-09-30
SUSSEX BANCORP
filed 2004-11-15
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 0-29030

SUSSEX BANCORP.
(Exact name of registrant as specified in its charter)

New Jersey (State of other jurisdiction of incorporation or organization)	22-3475473 (I. R. S. Employer Identification No.)

399 Route 23, Franklin, New Jersey (Address of principal executive offices)	07416 (Zip Code)

Issuer’s telephone number, including area code) (973) 827-2914

_____________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X| No |_|

As of November 10, 2004 there were 1,860,334 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	September 30, 2004	December 31, 2003

Cash and due from banks	$13,090	$11,301
Federal funds sold	—	4,195

Cash and cash equivalents	13,090	15,496

Interest bearing time deposits with other banks	10,900	3,500
Securities available for sale	72,612	76,545
Federal Home Loan Bank Stock, at cost	690	760

Loans receivable, net of unearned income	149,042	134,374
Less: allowance for loan losses	2,078	1,734

Net loans receivable	146,964	132,640

Premises and equipment, net	5,667	4,650
Accrued interest receivable	1,265	1,241
Goodwill	2,124	2,124
Other assets	6,389	3,661

Total Assets	$259,701	$240,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$36,868	$31,715
Interest bearing	186,862	175,942

Total Deposits	223,730	207,657

Federal funds purchased	2,385	—
Borrowings	10,000	11,000
Accrued interest payable and other liabilities	2,245	2,056
Junior subordinated debentures	5,155	—
Mandatory redeemable capital debentures	—	5,000

Total Liabilities	243,515	225,713

Stockholders’ Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued and outstanding 1,842,188 in 2004 and 1,811,460 in 2003	9,987	9,616
Retained earnings	5,821	5,040
Accumulated other comprehensive income	378	248

Total Stockholders’ Equity	16,186	14,904

Total Liabilities and Stockholders’ Equity	$259,701	$240,617

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

INTEREST INCOME
Loans receivable, including fees	$2,260	$2,036	$6,522	$6,008
Securities:
Taxable	483	360	1,368	1,328
Tax-exempt	221	198	634	532
Federal funds sold	10	14	41	95
Interest bearing deposits	13	11	30	36

Total Interest Income	2,987	2,619	8,595	7,999

INTEREST EXPENSE
Deposits	493	479	1,460	1,574
Borrowings	130	142	395	437
Junior subordinated debentures	66	60	187	186

Total Interest Expense	689	681	2,042	2,197

Net Interest Income	2,298	1,938	6,553	5,802
Provision for Loan Losses	120	70	373	315

Net Interest Income after Provision for Loan Losses	2,178	1,868	6,180	5,487

OTHER INCOME
Service fees on deposit accounts	175	197	557	569
ATM fees	87	87	237	251
Insurance commissions and fees	526	512	1,696	1,599
Mortgage broker fees	130	5	456	49
Investment brokerage fees	96	54	217	192
Net gain on sale of loans held for sale	—	—	—	24
Net gain on sale of securities, available for sale	11	—	11	—
Net gain on sale of foreclosed real estate	—	—	—	63
Other	84	59	252	184

Total Other Income	1,109	914	3,426	2,931

OTHER EXPENSES
Salaries and employee benefits	1,564	1,371	4,654	3,998
Occupancy, net	225	154	639	478
Furniture and equipment	247	199	659	600
Stationary and supplies	43	43	126	140
Professional fees	81	47	238	263
Advertising and promotion	96	111	279	286
Postage and freight	39	44	130	134
Amortization of intangible assets	51	42	145	119
Other	395	364	1,141	1,080

Total Other Expenses	2,741	2,375	8,011	7,098

Income before Income Taxes	546	407	1,595	1,320
Provision for Income Taxes	143	91	430	331

Net Income	$403	$316	$1,165	$989

Earnings per share

Basic	$0.22	$0.18	$0.64	$0.55

Diluted	$0.21	$0.17	$0.61	$0.54

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Number of Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

	(Dollars in thousands, except share amounts)

Balance December 31, 2002	1,688,130	$7,869	$5,249	$562	$—	$13,680
Comprehensive income:
Net income	—	—	989	—	—	989
Change in unrealized gains on securities available for sale, net of tax	—	—	—	(431)	—	(431)

Total Comprehensive Income						558

Treasury shares purchased	(2,400)	—	—	—	(25)	(25)
Treasury shares retired	—	(25)	—	—	25	—
Issuance of common stock and exercise of stock options	7,037	52	—	—	—	52
Shares issued through dividend reinvestment plan	11,478	128	—	—	—	128
Cash dividends on common stock ($.20 per share)	—	—	(356)	—	—	(356)
5% Stock Dividend	85,212	1,278	(1,278)	—	—	—

Balance September 30, 2003	1,789,457	$9,302	$4,604	$131	$—	$14,037

Balance December 31, 2003	1,811,460	$9,616	$5,040	$248	$—	$14,904
Comprehensive income:
Net income	—	—	1,165	—	—	1,165
Change in unrealized gains on securities available for sale, net of tax	—	—	—	130	—	130

Total Comprehensive Income						1,295

Treasury shares purchased	(1,346)	—	—	—	(23)	(23)
Treasury shares retired	—	(23)	—	—	23	—
Issuance of common stock and exercise of stock options	23,807	205	—	—	—	205
Income tax benefit of stock options exercised	—	52	—	—	—	52
Shares issued through dividend reinvestment plan	8,267	137	—	—	—	137
Dividends on common stock ($.21 per share)	—	—	(384)	—	—	(384)

Balance September 30, 2004	1,842,188	$9,987	$5,821	$378	$—	$16,186

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$1,165	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	373	315
Provision for depreciation and amortization	422	386
Net amortization of securities premiums and discounts	456	892
Net realized gain on sale of securities	(11)	—
Net realized gain on sale of foreclosed real estate	—	(63)
Income tax benefit of stock options exercised	52	—
Proceeds from sale of loans	—	668
Net gains on sale of loans	—	(24)
Loans originated for sale	—	(644)
Earnings on investment in life insurance	(81)	(37)
(Increase) decrease in assets:
Accrued interest receivable	(24)	(104)
Other assets	(788)	(360)
Increase in accrued interest payable and other liabilities	189	(148)

Net Cash Provided by Operating Activities	1,753	1,870

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(24,154)	(42,634)
Proceeds from sale of securities	7,291	—
Maturities, calls and principal repayments	20,568	38,014
Net increase in loans	(14,988)	(16,584)
Purchases of bank premises and equipment	(1,439)	(86)
Decrease (increase) in FHLB stock	70	(10)
Proceeds from sale of foreclosed real estate	—	250
Increase in interest bearing time deposits with other banks	(7,400)	100
Purchase of investment in life insurance	(1,500)	—

Net Cash Used in Investing Activities	(21,552)	(20,950)

Cash Flows from Financing Activities
Net increase in deposits	16,073	11,948
Increase in federal funds purchased	2,385	—
Decrease of borrowings	(1,000)	(3,000)
Proceeds from the exercise of stock options	205	52
Purchase of treasury stock	(23)	(25)
Dividends paid, net of reinvestments	(247)	(228)

Net Cash Provided by Financing Activities	17,393	8,747

Net (Decrease) Increase in Cash and Cash Equivalents	(2,406)	(10,333)

Cash and Cash Equivalents - Beginning	15,496	26,096

Cash and Cash Equivalents - Ending	$13,090	$15,763

Supplementary Cash Flows Information
Interest paid	$2,041	$2,254

Income taxes paid	$597	$623

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$291	$223

See Notes to Consolidated Financial Statements

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. Sussex Bank is also a 49% limited partner of Sussex Settlement Services, L.P, a title insurance agency whose registered office is located in King of Prussia, Pennsylvania. The Bank operates eight banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to the supervision and regulation by the Department.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

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

        The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 15, 2003 (dollars in thousands, except per share data):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003

(Dollars in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common
stockholders	$403	1,839	$0.22	$316	1,788	$0.18

Effect of dilutive securities:
Stock options	—	55		—	50
Deferred common stock payments for
purchase of insurance agency	—	17		1	34

Diluted earnings per share:
Net income applicable to common stock-
holders and assumed conversions	$403	1,911	$0.21	$317	1,872	$0.17

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003

(Dollars in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common
stockholders	$1,165	1,830	$0.64	$989	1,783	$0.55

Effect of dilutive securities:
Stock options	—	73		—	28
Deferred common stock payments for
purchase of insurance agency	2	15		5	38

Diluted earnings per share:
Net income applicable to common stock-
holders and assumed conversions	$1,167	1,918	$0.61	$994	1,849	$0.54

3. Comprehensive Income

        The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In thousands)		(In thousands)

Unrealized holding gains (losses) on available for sale securities	$1,340	($1,053)	$228	($718)
Less: reclassification adjustments for gains included in net income	11	—	11	—

Net unrealized gains (losses)	1,329	(1,053)	217	(718)
Tax effect	(532)	421	(87)	287

Other comprehensive income (loss), net of tax	$797	($ 632)	$130	($431)

4. Segment Information

        The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total
	(In Thousands)			(In Thousands)

Net interest income from external sources	$2,298	$-	$2,298	$1,938	$-	$1,938
Other income from external sources	583	526	1,109	402	512	914
Depreciation and amortization	136	30	166	102	20	122
Income (loss) before income taxes	567	(21)	546	339	68	407
Income tax expense (benefit)	151	(8)	143	64	27	91
Total assets	256,415	3,286	259,701	232,349	2,712	235,061

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total
	(In Thousands)			(In Thousands)

Net interest income from external sources	$6,553	$-	$6,553	$5,802	$-	$5,802
Other income from external sources	1,730	1,696	3,426	1,332	1,599	2,931
Depreciation and amortization	340	82	422	330	56	386
Income before income taxes	1,480	115	1,595	1,155	165	1,320
Income tax expense	384	46	430	265	66	331
Total assets	256,415	3,286	259,701	232,349	2,712	235,061

5. Stock Option Plans

        The Company accounts for stock option plans under the recognition and measurement principles of APB Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(In thousands)		(In thousands)

Net income, as reported	$403	$316	$1,165	$989
Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects	(39)	(16)	(103)	(32)

Pro forma net income	$364	$300	$1,062	$957

Basic earnings per share:
As reported	$0.22	$0.18	$0.64	$0.55
Pro forma	$0.20	$0.17	$0.58	$0.54

Diluted earnings per share:
As reported	$0.21	$0.17	$0.61	$0.54
Pro forma	$0.19	$0.16	$0.55	$0.52

6. Guarantees

        The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $382,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

7. New Accounting Standard

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003. The Interpretation provides guidance for the consolidation of variable interest entities (VIEs). Sussex Capital Trust I qualifies as a variable interest entity under FIN 46. Sussex Capital Trust issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. Sussex Capital Trust I holds, as it sole asset, subordinated debentures issued by the Company.

        FIN 46 required the Company to deconsolidate Sussex Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures or long-term debt by $5,155,000 and reduce the mandatory capital debentures line item by $5,000,000 which had represented the trust preferred securities of the trust. The Company’s equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in “Other assets”. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

        In March 2004, the SEC release Staff Accounting Bulletin (SAB) No 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31,2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

        In March 2004, The FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No., 03-1, "The Meaning of  Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are soley due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. This additional guidance is expected to be issued during and be effective for the fourth quarter of 2004. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2004 and September 30, 2003

CRITICAL ACCOUNTING POLICIES

        Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 11 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

FORWARD LOOKING STATEMENTS

        When used in this discussion, the words “believes”, “anticipates”, “contemplated”, “expects”, or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions and economic conditions in the Company’s Sussex, New Jersey marketplace. The Company undertakes no obligation to update those forward looking statements to reflect the occurrence of unanticipated events or otherwise.

OVERVIEW

        The Company realized net income of $403 thousand for the third quarter of 2004, an increase of $87 thousand, or 27.5%, from the $316 thousand reported for the same period in 2003. Basic earnings per share, as retroactively adjusted for the 5% stock dividend declared October 15, 2003, increased from $0.18 in the third quarter of 2003 to $0.22 for the third quarter of 2004, an increase of 22.2%. Diluted earnings per share increased from $0.17 in the third quarter of 2003 to $0.21 for the quarter ended September 30, 2004, an increase of 23.5%.

        For the nine months ended September 30, 2004, net income was $1.2 million, an increase of $176 thousand, or 17.8%, from the $989 thousand reported for the same period in 2003. Basic earnings per share were $0.64 for the nine months ended September 30, 2004 compared to $0.55 for the nine-month period ended September 30, 2003, an increase of 16.4%. Diluted earnings per share were $0.61 for the nine months ended September 30, 2004 compared to $0.54 from the first nine months of 2003, an increase of 13.0%.

        The results for the first nine months of 2004 reflect an increase in net interest income, a result of both increasing interest income and decreasing interest expense, coupled with increases in non-interest income, primarily due to an increase in mortgage banking fees from our residential lending division, partially offset by increases in non-interest expenses associated with additions to staff and higher related salary and benefit expenses.

RESULTS OF OPERATIONS

        Interest Income. Total interest income increased $368 thousand, or 14.1%, to $3.0 million for the quarter ended September 30, 2004 from $2.6 million for the same period in 2003. This increase was primarily attributable to an increase of $157 thousand, or 24.5%, in interest on securities on a fully taxable equivalent basis from the third quarter of 2003 to the same period in 2004. While the average balance of total securities decreased $848 thousand, the average rate earned increased 88 basis points, from 3.34% for the three months ended September 30, 2003 to 4.22% for the quarter ended September 30, 2004. The decrease in the total securities portfolio reflects the reallocation of funds to meet increasing loan demand. The increase in yield was accomplished through selling $7.3 million in lower yielding securities and purchasing $6.9 million in higher yielding securities, combined with the slowing of prepayments on mortgage-backed securities during the third quarter of 2004. Comparing the average balance in the loan portfolio for the quarter ended September 30, 2003 to the same quarter in 2004, the average balance in loans increased $17.7 million, or 13.9%, while the interest earned on total loans increased $224 thousand, or 11.0%. The average rate earned on loans decreased 15 basis points from 6.33% for the quarter ended September 30, 2003 to 6.18% for the same period in 2004, as customers have refinanced and locked in lower fixed rate loans during a time of historically low market interest rates.

        For the nine months ended September 30, 2004, interest income increased $596 thousand, or 7.5%, to $8.6 million from the $8.0 million reported for the same period in 2003. Total average interest-earning assets increased $12.6 million, or 5.9%, to $223.8 million from $211.3 million, as average loan balances increased $19.2 million, or 15.7%, and average other interest earning assets decreased $6.2 million, or 43.6% from the first nine-months of 2003 to the same period in 2004. This repositioning of average balances in higher yielding assets has increased the average rate earned 9 basis points from 5.20% in the first nine months of 2003 to 5.29% in the same period in 2004.

        The increase in our loan portfolio in both the three and nine month periods reflect our efforst to enhance our loan origination capacity. We have enhanced our loan department through our hiring of additional lending staff and originators.

        Interest Expense. The Company’s interest expense for the third quarter of 2004 stayed stable compared to the third quarter of 2003, increasing $8 thousand to $689 thousand from $681 thousand in the third quarter of 2003 as the average balance of interest bearing liabilities increased $12.7 million, or 6.9% to $197.7 million in the current third quarter from $185.0 million during the same year ago period. This was accomplished through a 7 basis point reduction in the average rate paid on interest bearing liabilities from 1.46% for the three months ending September 30, 2003 to 1.39% for the same period in 2004. Growth in interest bearing deposits of $14.3 million was offset by a net reduction of $1.6 million in other interest bearing liabilities. Average money market deposits increased $13.0 million, or 367.8%, while the average rate paid increased 65 basis points from 0.56% in the third quarter of 2003 to 1.21% in the third quarter of 2004. Several large municipal accounts transferred balances from our public fund NOW account to a newly offered public fund money market account. To attract municipal accounts, a higher incentive rate was offered on the public fund money market account. As municipal balances were transferred from NOW accounts, the NOW accounts average balance decreased $3.3 million, or 7.2%, in the current third quarter compared to the year ago third quarter. Average borrowed funds decreased $1.8 million, or 14.6%, to $10.5 million in the third quarter of 2004 from $12.3 million in the third quarter of 2003, due to the maturity of  advances from the Federal Home Loan Bank. At September 30, 2004, the Company’s borrowed funds consisted of three convertible notes from the FHLB totaling $10.0 million. In the third quarter of 2002, the Company issued $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 5.05% in the third quarter of 2004, up 28 basis points from 4.77% in the third quarter of 2003.

        For the nine months ended September 30, 2004 interest expense decreased $155 thousand, or 7.0%, to $2.0 million from $2.2 million for the first nine months of 2003, as the balance in average interest-bearing liabilities increased $12.0 million, or 6.5% to $196.6 million from $184.6 million between the same two periods. The average rate paid on total interest-bearing liabilities has decreased by 20 basis points from 1.59% for the first nine months of 2003 to 1.39% for the same period in 2004. The reduction in rates reflects both a restructuring of the deposit portfolio, as lower costing total interest bearing deposit balances have increased and higher costing net other interest bearing liabilities have decreased, and current lower market rates of interest

        The following tables present, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders’ equity for the three and nine months periods ended September 30, 2004 and 2003. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Three Months Ended September 30,
(dollars in thousands)	2004			2003
Earning Assets:	Average Balance	Interest(1)	Average Rate (2)	Average Balance	Interest(1)	Average Rate (2)
Securities:
Tax exempt (3)	$21,984	$316	5.72%	$20,979	$282	5.33%
Taxable	53,367	483	3.60%	55,220	360	2.59%

Total securities	75,351	799	4.22%	76,199	642	3.34%
Total loans receivable (4)	145,451	2,260	6.18%	127,729	2,037	6.33%
Federal funds sold and time deposits with other banks	5,648	23	1.59%	8,822	24	1.08%

Total earning assets	226,450	$3,082	5.41%	212,750	$2,703	5.04%

Non-interest earning assets	25,831			22,165
Allowance for loan losses	(2,011)			(1,633)

Total Assets	$250,270			$233,282

Sources of Funds:
Interest bearing deposits:
NOW	$42,910	$46	0.42%	$46,216	$54	0.46%
Money market	16,551	50	1.21%	3,538	5	0.56%
Savings	67,314	109	0.64%	65,859	122	0.73%
Time	55,290	288	2.07%	52,159	298	2.27%

Total interest bearing deposits	182,066	493	1.08%	167,772	479	1.13%
Borrowed funds	10,499	130	4.83%	12,261	142	4.53%
Junior subordinated debentures	5,155	66	5.05%	5,000	60	4.70%

Total interest bearing liabilities	197,719	$689	1.39%	185,033	$681	1.46%

Non-interest bearing liabilities:
Demand deposits	35,093			32,039
Other liabilities	1,982			2,269

Total non-interest bearing liabilities	37,075			34,308
Stockholders’ equity	15,476			13,941

Total Liabilities and Stockholders’ Equity	$250,270			$233,282

Net Interest Income and Margin (5)		$2,393	4.20%		$2,022	3.77%

	Nine Months Ended September 30,
(dollars in thousands)	2004			2003

Earning Assets:	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)

Securities:
Tax exempt (3)	$22,109	$905	5.47%	$17,804	$755	5.67%
Taxable	52,691	1,368	3.47%	57,378	1,328	3.10%

Total securities	74,800	2,273	4.06%	75,182	2,083	3.70%
Total loans receivable (4)	140,980	6,522	6.18%	121,824	6,008	6.59%
Federal Funds sold and time deposits with other banks	8,044	71	1.17%	14,263	131	1.22%

Total earning assets	223,824	$8,866	5.29%	211,269	$8,222	5.20%

Non-interest earning assets	25,012			21,520
Allowance for loan losses	(1,899)			(1,526)

Total Assets	$246,937			$231,263

Sources of Funds:
Interest bearing deposits:
NOW	$45,671	$152	0.45%	$44,786	$190	0.57%
Money market	11,392	93	1.09%	4,044	23	0.76%
Savings	66,505	324	0.65%	64,586	403	0.83%
Time	57,051	891	2.09%	52,892	958	2.42%

Total interest bearing deposits	180,619	1,460	1.08%	166,308	1,574	1.27%
Borrowed funds	10,832	395	4.79%	13,267	437	4.34%
Junior subordinated debentures	5,155	187	4.78%	5,000	186	4.92%

Total interest bearing liabilities	196,606	$2,042	1.39%	184,575	$2,197	1.59%

Non-interest bearing liabilities:
Demand deposits	32,923			30,475
Other liabilities	2,100			2,287

Total non-interest bearing liabilities	35,023			32,762
Stockholders’ equity	15,308			13,926

Total Liabilities and Stockholders’ Equity	$246,937			$231,263

Net Interest Income and Margin (5)		$6,824	4.07%		$6,025	3.81%

(1)	Includes loan fee income

(2)	Average rates on securities are calculated on amortized costs

(3)	Full taxable equivalent basis, using a 39% effective tax rate and adjusted for “TEFRA” Tax and Equity Fiscal Responsibility Act disallowance

(4)	Loans outstanding include non-accrual loans

(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

         Net-Interest Income. On a fully taxable equivalent basis, the net interest income for the third quarter of 2004 increased $371 thousand, or 18.3%, over the same period last year to $2.3 million from $1.9 million. This increase was largely rate driven, as the yield on total earning assets increased 37 basis points to 5.41% in the third quarter of 2004 from 5.04% in the same period of 2003, as the rate paid on total interest bearing liabilities decreased 7 basis points. The net interest margin increased, on a fully taxable equivalent basis, by 43 basis points to 4.20% in the third quarter of 2004 compared to 3.77% the year earlier.

        Net interest income for the nine months ended September 30, 2004, on a fully taxable equivalent basis, increased $799 thousand, or 13.2%, to $6.8 million in the current year period compared to $6.0 million in the same period last year. The net interest margin increased, on a fully taxable equivalent basis, 26 basis points from 3.81% for the first nine months of 2003 to 4.07% for the nine months of 2004. Comparing the first nine months of 2003 to the first nine months of 2004, the increase in the net interest margin was a combination of changes in rate on securities and interest bearing deposits and changes in volume in total loans.

        The following table reflects the impact on net interest income of changes in the volume of earning assets and interest bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balance. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	Nine Months Ended
	September 30, 2004 v. 2003 Increase (decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total
Total securities (1)	$(17)	$207	$190
Total loans receivable (2)	1,084	(570)	514
Federal funds sold and time deposits with other banks	(55)	(5)	(60)

Total net change in income on	1,012	(368)	644
interest-earning assets

Interest bearing deposits	189	(303)	(114)
Borrowed funds	(103)	61	(42)
Junior subordinated debentures	8	(7)	1

Total net change in expense on	94	(249)	(155)
interest-bearing liabilities

Change in net interest income	$918	$(119)	$799

(1)	Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) disallowance.

(2)	Includes loan fee income.

        Provision for Loan Losses. For the three months ended September 30, 2004 the provision for loan losses was $120 thousand compared to $70 thousand for the quarter ended September 30, 2003, an increase of $50 thousand, or 71.4%. The provision for loan losses was $373 thousand for the nine months ended September 30, 2004 as compared to $315 thousand for the same period last year, an increase of 18.4%. This increase reflects growth in the company's loan portfolio of $19.2 million from $129.8 million at September 30, 2003 to $149.0 million at September 30, 2004. Also, during this period there was a change in the composition of the loan portfolio. Commercial and industrial loans, non-residential property loans and construction and land development loans increased while one to four family residential property loans decreased. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

        Non-Interest Income. For the third quarter of 2004, total non-interest income increased by $195 thousand, or 21.3%, to $1.1 million in the third quarter of 2004 from $914 thousand in the same period in 2003. This increase in non-interest income in the third quarter of 2004 over the third quarter of 2003 is primarily attributable to an increase of $125 thousand in commission income from the Company’s new residential lending division, which began operation in the third quarter of 2003, an increase of $42 thousand in investment brokerage fees and an increase of $14 thousand in insurance commissions and fee income earned by the Company’s insurance subsidiary.

        For the nine months ended September 30, 2004, non-interest income increased $495 thousand, or 16.9%, to $3.4 million in the nine months ended September 30, 2004 from $2.9 million in the same period in 2003. Most of this increase is from the Company’s new residential lending division which began operations in August of 2003. Mortgage banking fees were $456 thousand for the first nine months of 2004, compared to $49 thousand for the same period in 2003. Insurance commissions increased $97 thousand, or 6.1%, to $1.7 million from $1.6 million in the year ago period, and investment brokerage fees increased $25 thousand, or 13.0%, to $217 thousand during the first nine months of 2004 compared to $192 thousand in the same period of 2003. Of the $68 thousand increase in other income recorded in the first nine month period of 2004 over the same period of 2003, $57 thousand is from income recorded on a bank owned life insurance policy purchased in January of 2004.

        Non-Interest Expense. For the quarter ended September 30, 2004, non-interest expense increased $366 thousand, or 15.4%, to $2.7 million in the current quarter from $2.4 million in the third quarter of 2003. This increase is attributed to the increase of the Company’s salaries and employee benefits of $193 thousand, or 14.1%, for the addition of nineteen full time equivalent employees and commissions paid on the residential mortgage banking activity. Occupancy expense has increased $71 thousand, or 46.1%, from third quarter of 2003 to the same period in 2004, due to a new lease agreement for administrative and operations office space at Sterling Plaza, Franklin, New Jersey, which is being rented to accommodate the Company’s growth and expansion needs. Furniture and equipment expense has increased $48 thousand from the third quarter of 2003 to the same period in 2004 from the purchase of computer hardware and software made in connection with a major hardware upgrade and system conversion in May of 2004.

        For the nine months ended September 30, 2004, non-interest expense increased $913 thousand, or 12.9%, to $8.0 million in the current period from $7.1 million for the first nine months of 2003. Salaries and employee benefits increased $656 thousand, or 16.4%, relating to general staff increases and costs associated with an increased number of commission based employees. Occupancy expense increased $161 thousand, or 33.7%, for the first nine months of 2004 over the same period in 2003 for the lease and occupancy of new administrative and operations offices at Sterling Plaza in Franklin, New Jersey.

        Although insurance commissions and fees increased year to year over both the three month and nine month periods, our insurance operations reported reduced earnings in both the three and nine month periods of 2004 compared to 2003. For the nine months ended September 30, 2004, our insurance operations earned income before income taxes of $115 thousand, a decline from the $165 thousand earned in the year ago period, and for the three months ended September 30, 2004, our insurance operations recorded a $21 thousand loss before income taxes, compared to earnings of $68 thousand in the year ago period. The decline in reported net earnings of our insurance operations reflects increased amortization expense of $26 thousand from the purchase of the book of business on an acquired insurance agency in 2003. Under the terms of the 2003 purchase, the amortization expense will increase to approximately $28 thousand per quarter by the first quarter of 2005 and then end in December of 2005. In addition, net income from insurance operations declined in 2004, by $53 thousand in the third quarter and $18 thousand for the nine months, reflecting the higher commission rates paid to producers on newly booked business as Tri-State continued to increase its insurance originations.

        Income Taxes. Income tax expense increased $52 thousand to $143 thousand (26% effective tax rate) for the three months ended, September 30, 2004 compared to $91 thousand (22% effective tax rate) for the same period in 2003. Income taxes increased $99 thousand for the nine months ended September 30, 2004 to $430 thousand (27% effective tax rate) as compared to $331 thousand (25% effective tax rate) for the nine months ended September 30, 2003. These increases in income taxes resulted from an increase in income before taxes of $139 thousand, or 34.2%, for the three month period ended September 30, 2004 compared to the same quarter ended in 2003 and an increase in income before taxes of $275 thousand, or 20.8%, for the nine month period ended September 30, 2004 as compared to the same period in 2003. The effective tax rate is below the statutory tax rate due to tax exempt interest on securities and earnings on the investment in life insurance.

FINANCIAL CONDITION
September 30, 2004 as compared to December 31, 2003

        Total assets increased to $259.7 million at September 30, 2004, a $19.1 million, or 7.9% increase from total assets of $240.6 million at December 31, 2003. Increases in total assets include increases of $14.3 million, or 11.1% in net loans, $ 7.4 million, or 211.4% in interest bearing time deposits with other banks, $1.0 million in premises and equipment and $2.7 million, or 73.0% in other assets, partially offset by a $3.9 million, or 5.1% reduction in securities available for sale and a $2.4 million, or 15.5% decline in cash and cash equivalents. Asset increases were financed through an increase in total deposits of $16.1 million, or 7.8% from $207.7 million at year-end 2003 to $223.7 million at September 30, 2004. Total stockholders’ equity increased $1.3 million from $14.9 million at December 31, 2003 to $16.2 million at September 30, 2004.

        Total loans at September 30, 2004 increased $14.7 million, or 10.9% to $149.0 million from $134.4 million at year-end 2003. During the nine-month period ending September 30, 2004, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company continues to see significant prepayment activity as borrowers seek to refinance loans in the current low interest rate environment. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio and reduce its dependence on loans secured by 1-4 family properties. The Company has also increased its activity in the loan participation market. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company’s legal lending limit. The balance in construction and land development loans increased $7.5 million, or 86.4%, non-residential real estate loans increased $5.8 million, or 9.8%, loans secured by farmland increased $3.5 million or 59.5% and commercial and industrial loans increased $1.7 million, or 14.0% from December 31, 2003 to September 30, 2004. Residential 1-4 family real estate loans have decreased $3.8 million, or 8.1% as residential mortgage applicants are being referred to our residential mortgage division for origination by third party investors.

        The following table summarizes the composition of the company’s loan portfolio by type for each of the periods presented.

	September 30,		December 31,

(dollars in thousands)	2004	2003	2003

Commercial and industrial loans	$14,131	$12,045	$12,392
Non-residential real estate loans	64,962	54,750	59,182
One to four family residential property loans	42,827	48,654	46,587
Construction and land development loans	16,134	6,428	8,656
Consumer loans	1,511	1,438	1,430
Other loans	9,570	6,375	6,114

Total gross loans	$149,135	$129,690	$134,361

        The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of September 30, 2004 is presented in the following table.

	September 30, 2004
(dollars in thousands)	Due Under One Year	Due 1-5 Years	Due Over Five Years
Commercial and industrial loans	$4,057	$7,063	$3,011
Non-residential real estate loans	6,017	6,267	52,678
One to four family residential property loans	1,461	5,837	35,529
Construction and land development loans	11,074	4,930	130
Consumer loans	342	1,021	148
Other loans	79	111	9,380

Total loans	$23,030	$25,229	$100,876

Interest rates:
Predetermined	4,280	13,658	50,770
Floating	18,750	11,571	50,106

Total loans	$23,030	$25,229	$100,876

        At September 30, 2004, the Company had no Federal funds sold from $4.2 million at December 31, 2003. Cash and due from banks increased from $11.3 million at year end 2003 to $13.1 million at September 30, 3004. During the first nine months of 2004, these funds were provided by the increase in total deposits and have been used to fund increased loan demand and time deposits with other banks

        Securities, available for sale, at fair value, decreased $3.9 million, or 5.1% from $76.5 million at year-end 2003 to $72.6 million at September 30, 2004. The Company purchased $24.2 million in new securities in the first nine months of 2004, $7.3 million of securities were sold and $20.6 million in available for sale securities matured, were called and were repaid. There was a $217 thousand net increase in unrealized gains in the available for sale portfolio; an $11 thousand realized gain on the sale of available for sale securities and $456 thousand in net amortization expenses recorded during the first nine months of 2004. There were no held to maturity securities at September 30, 2004 or at December 31, 2003.

        The following table shows the carrying value of the company’s security portfolio at each of the periods presented. Securities available for sale are stated at their fair value.

(dollars in thousands)	September 30,		December 31,

Available for sale	2004	2003	2003

U.S. Government agency	$11,249	$13,122	$14,658
State and political subdivisions	21,633	21,493	21,542
Mortgage-backed securites	36,214	32,041	34,972
Corporate securities	2,613	8,191	4,479
Equity securities	903	883	894

Total available for sale	$72,612	$75,730	$76,545

        The contractual maturity distribution and weighted average yield of the company’s securities portfolio at September 30, 2004 are summarized in the following table. Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

September 30, 2004	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale:
U.S. Government agency	$500	6.74%	$9,768	2.45%	$999	2.53%	$—	—
State and political subdivisions	959	1.95%	—	—	1,502	4.28%	18,744	4.24%
Mortgage-backed securities	—	—	380	3.52%	11,710	3.89%	23,991	3.92%
Corporate securities	1,010	6.31%	1,520	6.01%	—	—	—	—
Equity securities	—	—	—	—	—	—	900	4.35%

Total available for sale	$2,469	4.70%	$11,668	2.95%	$14,211	3.84%	$43,635	4.07%

        Premises and equipment increased by $1.0 million, or 21.9%, from $4.7 million at December 31, 2003 to $5.7 million on September 30, 2004. This increase was due to a renovation project at the main office location in Franklin, NJ, leasehold improvement at the Company’s new administrative and operations facility and the Company’s purchase of new computer hardware and software attributed to a network upgrade and system conversion. Other assets increased from $3.7 million on December 31, 2003 to $6.4 million on September 30, 2004, an increase of $ $2.7 million, or 73.0%. This $2.7 million increase was generated from the purchase of a $1.5 million bank owned life insurance policy in January of 2004, the prepayment of the Company’s expenses and insurance policies and deferred tax asset balances increasing during this nine month period.

        Total deposits increased $16.1 million, or 7.7%, to $223.7 million during the first nine months of 2004 from $207.7 million at December 31, 2003. Non-interest bearing deposits increased $5.2 million, or 16.4% to $36.9 million at September 30, 2004 from $31.7 million at December 31, 2003, interest-bearing and savings deposits increased $5.5 million, or 4.6%, to $125.0 million at September 30, 2004 from $119.5 million at year end and total time deposits increased $5.4 million, or 9.5% from $56.5 million at December 31, 2003 to $61.9 million at September 30, 2004. Non-interest bearing business and interest bearing business deposit balances increased $3.3 million, or 14.6% from $22.4 million at December 31, 2003 to $25.7 million at September 30, 2004 and non-core IOLTA and public fund account balances have recorded a $5.8 million, or 25.9% increase in the first nine months of 2004 to $28.1 million at September 30, 2004 from $22.3 million at year end 2003. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

        Average balances and weighted average rates paid on deposits for the nine month periods ending September 30, 2004 and September 30, 2003 are presented below.

	For the Nine Months Ended September 30,

	2004 Average		2003 Average
(dollars in thousands)	Balance	Rate	Balance	Rate

Demand, non-interest bearing	$32,923		$30,475
Now accounts	45,671	0.45%	44,786	0.57%
Money market accounts	11,392	1.09%	4,044	0.76%
Savings	66,505	0.65%	64,586	0.83%
Time	57,051	2.09%	52,892	2.42%

Total deposits	$213,542		$196,783

        The following table sumarizes the composition of the company's deposits by type of the periods presented.

	September 30,		December 31,
(dollars in thousands)	2004	2003	2003

Demand, non-interest bearing	$36,868	$33,894	$31,715
Now accounts	43,522	47,093	50,240
Money market accounts	16,252	3,505	3,410
Savings	65,238	64,917	65,810
Time	61,850	52,396	56,481

Total deposits	$223,730	$201,806	$207,657

        The remaining maturity for certificates of deposit of $100,000 or more as of September 30, 2004 and as of December 31, 2003 is presented in the following table.

(dollars in thousands)	September 30, 2004	December 31, 2003

3 months or less	$11,686	$5,245
3 to 6 months	4,046	1,101
6 to 12 months	2,189	1,986
Over 12 months	2,689	3,689

Total	$20,610	$12,021

LOAN AND ASSET QUALITY

        Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned (“OREO”). At September 30, 2004, non-accrual loans increased by $110 thousand, or 9.2% to $1.3 million, as compared to $1.2 million at December 31, 2003. There were no loans ninety days past due and still accruing or renegotiated loans at September 30, 2004. The Company had $514 thousand in OREO properties at September 30, 2004 and $223 thousand at December 31, 2003. In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for customers with aggregate relationships of $250,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured, in whole or substantial part, by real estate. Management continues to monitor the Company’s asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

        The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

	September 30,		December 31,

(dollars in thousands)	2004	2003	2003

Non-accrual loans:
Commercial	$728	$344	$343
Consumer and other loans	4	11	—
Construction	—	71	—
Mortgage	555	748	834

Total nonaccrual loans	$1,287	$1,174	$1,177
Loans past due 90 days and still accruing	—	—	—
Restructured loans	—	—	150

Total non-performing loans	$1,287	$1,174	$1,327
Foreclosed real estate	514	223	223

Total non-performing assets	$1,801	$1,397	$1,550

Non-performing loans to total loans	0.86%	0.93%	0.99%
Non-performing assets to total loans	0.69%	0.59%	0.64%

ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is allocated to specific loan categories based upon management’s classification of problem loans under the bank’s internal loan grading system and to pools of other loans that are not individually analyzed. Management makes allocations to specific loans based on the present value of expected future cash flows or the fair value of the underlying collateral for impaired loans and to other classified loans based on various credit risk factors. These factors include collateral values, the financial condition of the borrower and industry and current economic trends.

        Allocations to commercial loan pools are categorized by commercial loan type and are based on management’s judgment concerning historical loss trends and other relevant factors. Installment and residential mortgage loan allocations are made at a total portfolio level based on historical loss experience adjusted for portfolio activity and current conditions. Additionally, all other delinquent loans are grouped by the number of days delinquent with this amount assigned a general reserve amount.

        At September 30, 2004, the allowance for loan losses was $2.1 million, an increase of 19.8% from the $1.7 million at year-end 2003. The provision for loan losses was $373,000 and there were $36,000 in charge offs and $7,000 in recoveries reported in the first nine months of 2004. The allowance for loan losses as a percentage of total loans was 1.39% at September 30, 2004 compared to 1.29% on December 31, 2003.

The table below presents information regarding the company’s provision and allowance for loan losses for each of the periods presented.

			Year Ended

	Nine Months Ended September 30,		December 31,

(dollars in thousands)	2004	2003	2003

Balance at beginning of year	$1,734	$1,386	$1,386

Provision charged to operating expenses	373	315	405

Recoveries of loans previously charged-off:
Commercial	—	—	—
Consumer and other loans	3	1	1
Real Estate	4	—	4

Total recoveries	7	1	5

Loans charged-off:
Commercial	15	—	—
Consumer and other loans	17	19	31
Real Estate	4	31	31

Total charge-offs	36	50	62

Net charge-offs	29	49	57

Balance at end of year	$2,078	$1,652	$1,734

Net charge-offs to average loans outstanding	0.02%	0.04%	0.05%
Allowance for loan losses as a % of non-performing loans	161.46%	140.72%	130.67%
Allowance for loan losses to year-end loans	1.39%	1.32%	1.29%

        The following table sets forth details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

	Allowance for Loans Losses at

	September 30, 2004		December 31, 2003

(dollars in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans

Commercial	$628	30.22%	$494	9.22%
Consumer and other loans	27	1.30%	109	5.62%
Real estate, constuction and development:
Commercial	1,267	60.97%	990	50.49%
Residential	156	7.51%	141	34.67%

Total	$2,078	100.00%	$1,734	100.00%

BORROWINGS

The following table summarizes short-term borrowing and weighted average interest rates paid:

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Dollars in thousands)

Average daily amount of short-term borrowings outstanding during the period	$76	$—
Weighted average interest rate on average daily short-term borrowings	1.78%	—
Maximum outstanding short-term borrowings outstanding at any month-end	$2,385	—
Short-term borrowings outstanding at period end	$2,385	—
Weighted average interest rate on short-term borrowings at period end	2.04%	—

        Long-term borrowings consist of notes from the Federal Home Loan Bank. These notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. As of September 30, 2004, the company had $10.0 million in notes outstanding which had an average interest rate of 4.79% compared to $11.0 million in notes outstanding at December 31, 2003 which had an average interest rate of 4.49%.

INTEREST RATE SENSITIVITY

        An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a company’s earnings from a movement in market interest rates. Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk. We do not employ gap analysis as a rate risk management tool, but rather we rely upon earnings at risk analysis to forecast the impact on our net interest income of instantaneous 100 and 200 basis point increases and decreases in market rates. In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change.

        Our financial modeling simulates our cash flows, interest income and interest expense from earning assets and interest bearing liabilities in each of the different interest rate environments, using actual individual deposit, loan and investment maturities and rates in the model calculations. Assumptions regarding the likelihood of prepayments on residential mortgage loans and investments are made based on historical relationships between interest rates and prepayments. Commercial loans with prepayment penalties are assumed to pay on schedule to maturity. In actual practice, commercial borrowers may request and be granted interest rate reductions during the life of a commercial loan due to competition from financial institutions and declining interest rates. The interest rate sensitivity of the Company’s assets and liabilities, and the impact on net interest income would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

        The following table sets forth the Company’s interest rate risk profile at September 30, 2004 and 2003.

	September 30, 2004			September 30, 2003

(dollars in thousands)	Change in Net Interest Income	Percent Change in Net Interest Margin	Gap as a % of Total Assets	Change in Net Interest Income	Percent Change in Net Interest Margin	Gap as a % of Total Assets

Down 200 basis points	($681)	-0.26%	13.13%	($541)	-0.23%	11.53%
Down 100 basis points	(193)	-0.07%	7.45%	(173)	-0.07%	7.36%

Up 100 basis points	(52)	-0.02%	-2.01%	(200)	-0.09%	-8.52%
Up 200 basis points	(165)	-0.06%	-3.19%	(481)	-0.21%	-10.25%

LIQUIDITY MANAGEMENT

        It is management’s intent to fund future loan demand primarily with deposits and maturities and paydowns on investments. In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2004, had the ability to borrow up to $15.8 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $12.3 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank. Although historically a seller of Federal funds, at September 30, 2004 the Company had $2.4 million in overnight federal funds purchased. On September 29, 2004 the Company purchased a ninety day time deposit for $3.4 million as a short-term investment strategy to offset a customer’s time deposit of the same maturity. Since October 5, 2004 the Company has returned to a selling position. The Company also has long-term borrowings totaling $10.0 million secured by the pledge of its one to four family mortgages and selected securities. These borrowings consist of three notes that mature on December 21, 2010 with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rates on these three borrowings range from 4.77% to 5.14%.

        At September 30, 2004, the Company had $72.6 million of securities classified as available for sale. Of these securities, $27.4 million had $320 thousand of unrealized losses and therefore are not available for liquidity purposes because of management’s intent to hold them until market price recovery.

        At September 30, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. At September 30, 2004, liquid investments totaled $13.1 million, and all mature within 30 days.

        The following table represents the Company’s contractual obligations to make future payments.

		Payments due by period as of September 30, 2004

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Borrowings	$12,385	$2,385	$—	$—	$10,000
Operating lease obligations	798	230	329	115	124
Purchase obligations	247	247	—	—	—
Time deposits	61,850	50,609	7,676	3,049	516
Junior subordinated debentures	5,155	—	—	—	5,155

Total	$80,435	$53,471	$8,005	$3,164	$15,795

        The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

        The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at September 30, 2004 totaled $31,359,000. This consisted of $11,306,000 in home equity lines of credit, $8,107,000 in commercial construction lines of credit, $7,586,000 in commercial lines of credit, $3,376,000 in commitments to grant commercial and residential loans and the remainder in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

        Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

CAPITAL RESOURCES

        Total stockholders’ equity increased $1.3 million to $16.2 million at September 30, 2004 from $14.9 million at year-end 2003. Activity in stockholders’ equity consisted of a net increase in retained earnings of $781 thousand derived from $1.2 million in net income earned during the first nine months of 2004, offset by $384 thousand for the payments of cash dividends. Other increases were $257 thousand in issuance of common stock and exercise of stock options and $137 thousand for shares issued through the dividend reinvestment plan. An unrealized gain on securities available for sale, net of income tax, increased stockholders’ equity by $130 thousand.

        On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and is adjusted quarterly. Beginning October 7, 2004, the new quarterly rate of interest on the debentures will be 5.72%. The rate is capped at 12.5% through the first five years, and the securities may be called at par any time after October 7, 2007, or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

        At September 30, 2004 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at September 30, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

(Dollars in thousands)	Amount	Ratio	Amount		Minimum Ratio

The Company:
Leverage Capital	$18,203	7.35%	$	>9,907	4%
Tier 1 - Risk Based	18,203	10.79%		>6,751	4%
Total Risk-Based	20,283	12.02%		>13,502	8%

The Bank:
Leverage Capital	17,638	7.13%		>9,900	4%
Tier 1 Risk-Based	17,638	10.49%		>6,728	4%
Total Risk-Based	19,718	11.72%		>13,456	8%

ITEM 3 – CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are, as of the end of the period covered by this report, effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls.

Not applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        There were no changes in securities. The following table provides information about the Company’s common stock repurchases during the third quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 through
July 31, 2004	—	—	—	—

August 1, 2004 through
August 31, 2004	1,250	$16.90	1,250	17,992

September 1, 2004 through
September 30, 2004	—	—	—	—

Total	1,250	$16.90	1,250	17,992

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan.

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits

Number	Description

31.1	Certification of Donald L. Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSEX BANCORP By: /s/ Candace A. Leatham —————————————— CANDACE A. LEATHAM Executive Vice President and Chief Financial Officer Date: