Form 10KSB
period 2004-12-31
SUSSEX BANCORP
filed 2005-03-28
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-29030

SUSSEX BANCORP
(Name of small business issuer as specified in its charter)

New Jersey		22-3475473
(State of other jurisdiction		(I.R.S. employer
of incorporation or organization)		identification no.)

200 Munsonhurst Road, Franklin, NJ	07416	(973) 827-2914
(Address of principal executive offices)	(Zip Code)	(Issuer’s Telephone Number
Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, no par value	American Stock Exchange
Title of Each Class	Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:     None.

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 25. 2005 was $40,584,000. The number of shares of the Issuer’s Common Stock, no par value, outstanding as of February 25, 2005 was 3,007,408.

For the fiscal year ended December 31, 2004, the Issuer had total revenues of $16,333,000.

DOCUMENTS INCORPORATED BY REFERENCE

	10-KSB Item	Document Incorporated

Item 6.	Management’s Discussion and Analysis or Plan of Operation	2004 Annual Report to Shareholders

Item 7.	Financial Statements	2004 Annual Report to Shareholders

Item 9.	Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act.	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Item 10.	Executive Compensation	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed not later than April 30, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Item 12.	Certain Relationships and Related Transactions	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.
2

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

General

                Sussex Bancorp (the “Company” or “Registrant”) is a one-bank holding company incorporated under the laws of the State of New Jersey in January 1996 to serve as a holding company for Sussex Bank (the “Bank”). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the “Acquisition”). Pursuant to the New Jersey Banking Act of 1948, as amended, (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on November 20, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value (“Common Stock”) of the Company for each outstanding share of the common stock of the Bank, $2.50 per share par value (“Bank Common Stock”). The only significant asset of the Company is its investment in the Bank. The Company’s executive office is located at 200 Munsonhurst Road, Route 517, Franklin, Sussex County, New Jersey 07416.

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

                The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Tri-State are also subject to supervision and regulation by Department. The principal executive offices of the Company are located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey 07416, and the telephone number is (973) 827-2914.

                On October 1, 2001, the Company acquired all of the outstanding stock of Tri-State Insurance Agency, Inc. (“Tri-State”). Tri-State is a full service insurance agency located in Augusta, New Jersey. The purchase price paid by the Company for Tri-State was comprised of an upfront payment of $350,000 at closing, and deferred payments on the first, second and third anniversaries of the closing of $700,000 each, was satisfied through a mix of cash and common stock of the Company, subject to adjustment based upon the net income of Tri-State as a subsidiary of the Bank. As part of the acquisition, each of the principals of Tri-State has entered into an employment agreement providing for their employment by Tri-State for a period of at least five years. In 2003, the Company expanded its insurance operations through the acquisition of the Garrera Insurance Agency. The operations of the Garrera Insurance Agency have been consolidated with Tri-State.

Business of the Company

                The Company’s primary business is ownership and supervision of the Bank and Tri-State, a subsidiary of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the Sussex County, New Jersey trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. In 2003, the Bank formed a residential lending division to broker one to four family mortgage loans for funding by third party investors. Servicing is released to the third party investors.

                Through the Bank’s subsidiary, Tri-State, the Company operates a full service general insurance agency, offering both commercial and personal lines of insurance. The Company considers this to be a separate business segment.

                In order to augment its capital base, on December 15, 2004, the Company issued 1,131,150 shares of its common stock, no par value, pursuant to a public offering underwritten by Keefe, Bruyette & Woods, Inc. The offering raised approximately $15.1 million in net proceeds.

3

Service Area

                The Company’s service area primarily consists of the Sussex County, New Jersey market, although the Company makes loans throughout New Jersey and the Bank maintains loan production offices in Pike County, Pennsylvania and Orange County, New York. The Company operates its main office in Franklin, New Jersey and seven branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta New Jersey. Our market area is among the most affluent in the nation and in New Jersey.

Competition

                The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Company’s service area. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer.

                Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management’s knowledge and awareness of the Company’s service area, customers and business.

Employees

                At December 31, 2004, the Company employed 117 full-time employees and 17 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

                The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control or more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the propose transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and need of the community to be served, when reviewing acquisitions or mergers.

                In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the

4

BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

                There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

                The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I”, consisting of common stockholders’ equity, certain preferred stock and certain hybrid capital instruments, less certain goodwill items and other intangible assets. The remainder, “Tier II Capital”, may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) excess of hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Certain hybrid capital instruments, including specifically trust preferred securities may be included in Tier I capital up to a maximum of 25% of Tier I capital. In 2002, the Company raised $4.8 million in net proceeds through an offering of trust preferred securities, all of which is counted as Tier I Capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

5

dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

Insurance of Deposits

                The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions’ primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the “Deposit Act”), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (“FICO”) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.51 basis points of assessed deposits. During the early 1990’s, the Bank acquired certain Savings Association Insurance Fund (“SAIF”) insured deposits from the Resolution Trust Corporation. The Bank pays FICO assessments on these deposits at the SAIF rate of 1.51. In 2004, the assessment on these SAIF deposits totaled $6,531.

Dividend Rights

                Under the Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

Legislative and Regulatory Changes

                On July 30, 2002, the Sarbanes-Oxley Act, or “SOX” was enacted. SOX is not a banking law, but applies to all public companies, including Sussex. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

                SOX includes very specific additional disclosure requirements and new corporate government rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based competition and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;

•	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•	disclosure of whether or not a company has adopted a code of ethics;

•	“real time” filing of periodic reports;

•	auditor independence; and
6

•	various increased criminal penalties for violations of securities laws.

Complying with the requirements of SOX as implemented by the SEC will increase our compliance costs and could make it more difficult to attract and retain board members.

                On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

ITEM 2 — DESCRIPTION OF PROPERTY

                The Company conducts its business through its executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, and the Bank’s eight banking offices and its insurance agency office. The following table set forth certain information regarding the Company’s properties as of December 31, 2004. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Leased	March 2007
96 Route 206 Augusta, New Jersey	Leased	August, 2006
455 Route 23 Wantage, New Jersey	Owned(1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2008

—————————

(1)   The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.

ITEM 3 – LEGAL PROCEEDINGS

                The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operation of the Company or the Bank.

ITEM 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted for a vote of the registrant’s shareholders during the Fourth Quarter of fiscal

7

2004.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                The Common Stock trades on the American Stock Exchange, under the symbol “SBB”. As of December 31, 2004, the Company had approximately 677 holders of record of its common stock.

                The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years:

2004	High Closing Price :	Low Closing Price :	Dividends Declared :

4th Quarter	$16.95	$13.78	$0.070

3rd Quarter	$17.20	$15.20	$0.070

2nd Quarter	$20.95	$16.20	$0.070

1st Quarter	$18.87	$15.80	$0.070

2003	High Closing Price :	Low Closing Price :	Dividends Declared :

4th Quarter	$16.71	$13.50	$0.000

3rd Quarter	$15.30	$11.70	$0.067

2nd Quarter	$12.20	$10.25	$0.067

1st Quarter	$10.70	$10.15	$0.067

                In addition to the cash dividends disclosed above, the Company paid a 5% stock dividend in November 2003. The market prices and dividends disclosed above have been restated to reflect this stock dividend.

ITEM 6 —  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

                The information required by this item is incorporated by reference from the Registrant’s 2004 Annual Report to Shareholders under the caption “Management Discussion and Analysis.”

ITEM 7 – FINANCIAL STATEMENTS

                The information required by this item is incorporated by reference from the Registrant’s 2004 Annual Report to Shareholders under the caption “Consolidated Financial Statements.”

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable

ITEM 8A. —CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

                The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)  Report on Internal Control over Financial Reporting

8

                Not applicable

ITEM 8B – OTHER INFORMATION

                Not applicable

PART III

ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
COMPLIANCE WITH SECTION 16(a)

                Information concerning directors and executive officers is included in the Definitive Proxy Statement for the Company’s 2005 Annual Meeting under the captions “ELECTION OF DIRECTORS” and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange commission no later than April 30, 2005.

                The Company’s Code of Conduct governing its Chief Executive Officer and senior financial officers, as well as its Board of Directors, officers and employees, has been adopted as required by the SOX, SEC regulations and the American Stock Exchange listing standards. It governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like.

                The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name and Position	Age	Principal Occupation for the Past Five Years	Officer Since	Term Expires

Tammy Case	46	Executive Vice President, Loan Administration; Formerly Senior Lending Officer, Newton Trust Company	2004	N/A

Samuel L. Chaznow	46	Vice President; Formerly Area Sales Manager and Assistant Vice President First Horizon Home Loan	2003	N/A

George B. Harper	50	President Tri-State Insurance Agency, Inc.	2001	N/A

Candace Leatham	50	Executive Vice President and Treasurer of the Bank	1984	N/A

George Lista	45	Chief Operating Officer, Tri-State Insurance Agency	2001	N/A

ITEM 10 – EXECUTIVE COMPENSATION

                Information concerning executive compensation is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Company’s 2005 Annual Meeting under the captions “ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Information concerning security ownership of certain beneficial owners and management is included in the Definitive Proxy Statement for the Company’s 2005 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

9

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year. Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	264,851	$10.90	71,371
Equity compensation plans not approved by security holders	(1)	(1)	(1)
Total	264,851(1)	$10.90(1)	71,371(1)

                (1) In connection with the Company’s acquisition of Tri-State effective October 1, 2001, the Company entered into employment agreements with each of Messrs George B. Harper and George Lista. Under these agreements, each of Messrs. Harper and Lista is entitled to receive bonuses based upon the net before tax income of Tri-State for each twelve-month period commencing on the effective date of the acquisition. To the extent Tri-State’s net before tax income exceeds certain designated targets contained in each employment agreement, each of Messrs. Harper and Lista will be entitled to receive a bonus equal to 25% of the amount by which the net before tax income of Tri State exceeds the target. The bonus is to be paid in shares of the Company’s common stock. The amount of stock to be issued will be determined by dividing the amount of the bonus by the fair market value of the Company’s common stock, determined by taking the average closing price of the common stock for the fifteen trading days prior to issuance. For the twelve-month period ended December 31, 2004, Tri-State exceeded its targeted net before tax income, and each of Messrs. Harper and Lista received a bonus of 1,053 shares of the Company’s common stock. The employment agreements with Messrs. Harper and Lista expire on September 30, 2006.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Information concerning certain relationships and related transactions is included in the Definitive Proxy Statement for the Company’s 2005 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

ITEM 13 — EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Sussex Bancorp (1)
3.2	Bylaws of Sussex Bancorp (2)
4.1	Specimen Common Stock Certificate (3)
10.1	1995 Incentive Stock Option Plan (4)
10.2	2001 Stock Option Plan (5)
10.3	Amendment, dated January 7, 2004, to Employment Agreement dated

—————————————
1 Incorporated herein by reference to Exhibit A of the Company’s Definitive Proxy Statement on Form 14-A filed March 31, 1997 and Exhibit 99.4 of the Company’s Form 8-B filed December 13, 1996.

2 Incorporated herein by reference to Exhibit 99.5 of the Company’s Form 8-B filed December 13, 1996.

3 Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form SB-2 on October 6, 2004.

4 Incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-B filed December 13, 1996.

5 Incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Form 14-A filed March 19, 2001.
10

September 15, 1999 with Donald L. Kovach (6)

10.4	Employment Agreement with Terry Thompson dated January 23, 2003 (7)

10.5	Employment Agreement with Tammy Case dated July 31, 2004 (8)

10.6	Employment Agreement with George Lista dated September 28, 2004 (9)

10.7	Employment Agreement with George B. Harper dated September 28, 2004 (10)

10.8	Employment Agreement between Sussex Bank and Samuel Chazanow dated August 1, 2003 (11)

10.9	Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (12)

10.10	Salary Continuation Agreement dated January 8, 2004 with Terry Thompson

13	2004 Annual Report

14	Senior Management Code of Ethics (13)

21	Subsidiaries of Sussex Bancorp (14)

23	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a) Certification of Donald L. Kovach

31.2	Rule 13a-14(a) Certification of Candace Leatham

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Information concerning the fees and services of the Registrant’s principal accountant is included in the Definitive Proxy Statement for the Company’s 2005 Annual Meeting under the caption “Principal Accountant Fees and Services” which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SUSSEX BANCORP

6 Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2003.

7 Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2003.

8 Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 filed October 6, 2004.

9 Incorporated herein by reference to Exhibit 10(a) of the Company’s Form 8-K filed October 4, 2001.

10 Incorporated herein by reference to Exhibit 10(b) of the Company’s Form 8-K filed October 8, 2001.

11 Incorporated herein by reference to Exhibit 10 of the Company’s Form 10-QSB for the period ended June 30, 2003.

12 Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 2003.

13 Incorporated herein by reference to Exhibit 14 of the Company’s Form 10-KSB for the year ended December 31, 2003.

14 Incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on Form SB-2 filed October 6, 2004.
11

By: /s/ Donald L. Kovach
————————————
Donald L. Kovach
Chairman of the Board and
Dated: March 23, 2005	Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald L. Kovach ——————————————	President, Chief Executive Officer and Director (Chairman of the Board)	March 23, 2005
Donald L. Kovach

/s/ Candace Leatham ——————————————	Executive Vice President (Principal Financial and Accounting Officer)	March 23, 2005
Candace Leatham

/s/ Irvin Ackerson ——————————————	Director	March 23, 2005
Irvin Ackerson

/s/ Mark J. Hontz ——————————————	Director	March 23, 2005
Mark J. Hontz

/s/ Joel D. Marvil ——————————————	Director	March 23, 2005
Joel D. Marvil

/s/ Edward J. Leppert ——————————————	Director	March 23, 2005
Edward J. Leppert

/s/ Richard Scott ——————————————	Director	March 23, 2005
Richard Scott

/s/ Joseph Zitone ——————————————	Director	March 23, 2005
Joseph Zitone

/s/ Terry H. Thompson ——————————————	Director	March 23, 2005
Terry H. Thompson
12