Form 10QSB
period 2005-03-31
SUSSEX BANCORP
filed 2005-05-12
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

      Commission file number 0-29030

                                 SUSSEX BANCORP.
             (Exact name of registrant as specified in its charter)

           New Jersey                                            22-3475473
-------------------------------                              ------------------
(State of other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

399 Route 23, Franklin, New Jersey                                  07416
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code) (973) 827-2914


-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 6, 2005 there were 3,016,618 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                           Page(s)

Item 1.    Financial Statements and Notes to Consolidated                3
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                       9
           Results of Operations and Financial Condition

Item 3.    Controls and Procedures                                       18

Part II - Other Information

Item 1.    Legal Proceedings                                             18

Item 2.    Unregistered Sales of Equity Securities and
           Use of Proceeds                                               18

Item 3.    Defaults upon Senior Securities                               18

Item 4.    Submission of Matters to a Vote of Security Holders           18

Item 5.    Other Information                                             18

Item 6.    Exhibits                                                      18

Signatures                                                               18

Exhibits                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

ASSETS                                                            March 31, 2005    December 31, 2004
------                                                            -----------------------------------
Cash and due from banks                                                   $9,922              $10,434
Federal funds sold                                                        12,800               18,860
                                                                      ----------           ----------
  Cash and cash equivalents                                               22,722               29,294

Interest bearing time deposits with other banks                              500                3,900
Securities available for sale                                             75,509               74,736
Federal Home Loan Bank Stock, at cost                                        700                  690

Loans receivable, net of unearned income                                 166,639              156,916
  Less: allowance for loan losses                                          1,828                2,274
                                                                      ----------           ----------
       Net loans receivable                                              164,811              154,642

Premises and equipment, net                                                5,952                5,618
Accrued interest receivable                                                1,409                1,330
Goodwill                                                                   2,334                2,334
Other assets                                                               6,282                5,731
                                                                      ----------           ----------

Total Assets                                                            $280,219             $278,275
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                                                 $31,934              $34,451
    Interest bearing                                                     196,020              195,376
                                                                      ----------           ----------
  Total Deposits                                                         227,954              229,827

Borrowings                                                                14,000               10,000
Accrued interest payable and other liabilities                             1,569                1,641
Junior subordinated debentures                                             5,155                5,155
                                                                      ----------           ----------

Total Liabilities                                                        248,678              246,623

Stockholders' Equity:
  Common stock, no par value, authorized 5,000,000 shares;
    issued and outstanding 3,007,408 in 2005 and 2,994,874 in 2004        25,496               25,397
  Retained earnings                                                        6,426                6,116
  Accumulated other comprehensive income (loss)                             (381)                 139
                                                                      ----------           ----------

Total Stockholders' Equity                                                31,541               31,652
                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity                              $280,219             $278,275
                                                                      ==========           ==========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    2005              2004
                                                              ----------        ----------
INTEREST INCOME
  Loans receivable, including fees                                $2,620            $2,101
  Securities:
     Taxable                                                         447               466
     Tax-exempt                                                      293               208
  Federal funds sold                                                  40                14
  Interest bearing deposits                                           23                10
                                                              ----------        ----------
       Total Interest Income                                       3,423             2,799
                                                              ----------        ----------

INTEREST EXPENSE
  Deposits                                                           578               474
  Borrowings                                                         131               133
  Junior subordinated debentures                                      78                60
                                                              ----------        ----------
      Total Interest Expense                                         787               667
                                                              ----------        ----------

      Net Interest Income                                          2,636             2,132
PROVISION FOR LOAN LOSSES                                            135               148
                                                              ----------        ----------
      Net Interest Income after Provision for Loan Losses          2,501             1,984
                                                              ----------        ----------

OTHER INCOME
  Service fees on deposit accounts                                   236               191
  ATM fees                                                            83                72
  Insurance commissions and fees                                     595               566
  Mortgage banking fees                                               58               165
  Investment brokerage fees                                           64                73
  Other                                                               65                83
                                                              ----------        ----------
    Total Other Income                                             1,101             1,150
                                                              ----------        ----------

OTHER EXPENSES
  Salaries and employee benefits                                   1,594             1,576
  Occupancy, net                                                     255               206
  Furniture and equipment                                            251               202
  Stationary and supplies                                             48                37
  Professional fees                                                  115                83
  Advertising and promotion                                          116                87
  Insurance                                                           42                35
  Postage and freight                                                 45                43
  Amortization of intangible assets                                   64                46
  Other                                                              373               313
                                                              ----------        ----------
    Total Other Expenses                                           2,903             2,628
                                                              ----------        ----------

    Income before Income Taxes                                       699               506
PROVISION FOR INCOME TAXES                                           179               135
                                                              ----------        ----------
    Net Income                                                      $520              $371
                                                              ==========        ==========

EARNINGS PER SHARE
                                                              ----------        ----------
  Basic                                                            $0.17             $0.20
                                                              ==========        ==========

                                                              ----------        ----------
  Diluted                                                          $0.17             $0.19
                                                              ==========        ==========

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2005 and 2004
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                             Accumulated
                                                     Number of                                     Other                      Total
                                                        Shares       Common      Retained  Comprehensive    Treasury   Stockholders'
                                                   Outstanding        Stock      Earnings  Income (Loss)       Stock         Equity
                                                   -----------        -----      --------  -------------       -----         ------

Balance December 31, 2003                            1,811,460       $9,616        $5,040           $248        $ --        $14,904
Comprehensive income:
  Net income                                                --           --           371             --          --            371
  Change in unrealized gains on securities
    available for sale, net of tax                          --           --            --            415          --            415
                                                                                                                           --------
Total Comprehensive Income                                                                                                      786

Treasury shares purchased                                  (96)          --            --             --          (2)            (2)
Treasury shares retired                                     --           (2)           --             --           2             --
Exercise of stock options                               15,225          140            --             --          --            140
Income tax benefit of stock options exercised               --           35            --             --          --             35
Shares issued through dividend reinvestment plan         3,299           55            --             --          --             55
Dividends on common stock ($.07 per share)                  --           --          (127)            --          --           (127)

                                                   --------------------------------------------------------------------------------
Balance March 31, 2004                               1,829,888       $9,844        $5,284           $663        $ --        $15,791
                                                   ================================================================================

Balance December 31, 2004                            2,994,874      $25,397        $6,116           $139        $ --        $31,652
Comprehensive income:
  Net income                                                --           --           520             --          --            520
  Change in unrealized losses on securities
    available for sale, net of tax                          --           --            --           (520)         --           (520)
                                                                                                                           --------
Total Comprehensive Income                                                                                                       --

Exercise of stock options                                9,621           50            --             --          --             50
Income tax benefit of stock options exercised               --           31            --             --          --             31
Shares issued through dividend reinvestment plan         2,913           43            --             --          --             43
Additional expenses for stock offering                                  (25)                                                    (25)
Dividends on common stock ($.07 per share)                  --           --          (210)                                     (210)

                                                   --------------------------------------------------------------------------------
Balance March 31, 2005                               3,007,408      $25,496        $6,426          ($381)       $ --        $31,541
                                                   ================================================================================

                 See Notes to Consolidated Financial Statements

                                 SUSSEX BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2005              2004
                                                                                         ----------        ----------
Cash Flows from Operating Activities
  Net income                                                                                   $520              $371
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                   135               148
    Provision for depreciation and amortization                                                 229               126
    Net amortization of securities premiums and discounts                                        68               164
    Earnings on investment in life insurance                                                    (20)              (27)
    (Decrease) increase in assets:
       Accrued interest receivable                                                              (79)               20
       Other assets                                                                              23              (444)
    (Increase) decrease in accrued interest payable and other liabilities                       (41)              414
                                                                                         ----------        ----------

            Net Cash Provided by Operating Activities                                           835               772
                                                                                         ----------        ----------

Cash Flows from Investing Activities
  Securities available for sale:
    Purchases                                                                                (4,395)           (5,795)
    Maturities, calls and principal repayments                                                2,686             6,811
  Net increase in loans                                                                     (10,574)           (4,600)
  Purchases of premises and equipment                                                          (499)             (446)
  Decrease (increase) in FHLB stock                                                             (10)               --
  Net (increase) decrease in interest bearing time deposits with other banks                  3,400                --
  Purchase of investment in life insurance                                                       --            (1,500)
                                                                                         ----------        ----------

            Net Cash Used in Investing Activities                                            (9,392)           (5,530)
                                                                                         ----------        ----------

Cash Flows from Financing Activities
  Net increase (decrease) in deposits                                                        (1,873)            5,188
  Increase in borrowings                                                                      4,000                --
  Proceeds from the exercise of stock options                                                    50               140
  Purchase of treasury stock                                                                     --                (2)
  Expenses paid related to stock offering                                                       (25)               --
  Dividends paid, net of reinvestments                                                         (167)              (72)
                                                                                         ----------        ----------

            Net Cash Provided by Financing Activities                                         1,985             5,254
                                                                                         ----------        ----------

            Net Increase (Decrease) in Cash and Cash Equivalents                             (6,572)              496

Cash and Cash Equivalents - Beginning                                                        29,294            15,496
                                                                                         ----------        ----------
Cash and Cash Equivalents - Ending                                                          $22,722           $15,992
                                                                                         ==========        ==========

Supplementary Cash Flows Information
  Interest paid                                                                                $780              $667
                                                                                         ==========        ==========
  Income taxes paid                                                                             $--               $--
                                                                                         ==========        ==========
Supplementary Schedule of Noncash Investing and Financing Activities
  Foreclosed real estate acquired in settlement of loans                                       $270               $--
                                                                                         ==========        ==========

                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

1.    Basis of Presentation
      ---------------------

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

2.    Earnings per Share
      ------------------

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

      The following table sets forth the computations of basic and diluted earnings per share.

                                                        Three Months Ended March 31, 2005      Three Months Ended March 31, 2004
                                                      -------------------------------------  -------------------------------------
                                                                                     Per                                     Per
                                                        Income        Shares        Share       Income        Shares        Share
(In thousands, except per share data)                 (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
-------------------------------------------------------------------------------------------  -------------------------------------
Basic earnings per share:
       Net income applicable to common stockholders       $520         3,003        $0.17         $371         1,819        $0.20
                                                                                  =======                                 =======
Effect of dilutive securities:
       Stock options                                        --            46                        --            90
       Deferred common stock payments for
         purchase of insurance agency                       --            --                         1            12
----------------------------------------------------------------------------                    --------------------
Diluted earnings per share:
       Net income applicable to common stock-
         holders and assumed conversions                  $520         3,049        $0.17         $372         1,921        $0.19
=========================================================================================       =================================

3.    Comprehensive Income
      --------------------

      The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2005 and 2004 are as follows:

                                                                     Three Months Ended March 31,
(Dollars in thousands)                                                       2005           2004
---------------------------------------------------------------------------------     ----------
Unrealized holding gains (losses) on available for sale securities          ($868)          $691
Less: reclassification adjustments for gains included in net income            --             --
---------------------------------------------------------------------------------     ----------
   Net unrealized gains (losses)                                             (868)           691
Tax effect                                                                    348           (276)
---------------------------------------------------------------------------------     ----------
   Other comprehensive income (loss), net of tax                            ($520)          $415
=================================================================================     ==========

4.    Segment Information
      -------------------

      The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

                                                Three Months Ended March 31, 2005             Three Months Ended March 31, 2004
                                           -------------------------------------------   -------------------------------------------
                                                  Banking and   Insurance                       Banking and   Insurance
(Dollars in thousands)                     Financial Services    Services       Total    Financial Services    Services       Total
--------------------------------------------------------------------------------------   -------------------------------------------
Net interest income from external sources              $2,636         $--      $2,636                $2,132         $--      $2,132
Other income from external sources                        506         595       1,101                   584         566       1,150
Depreciation and amortization                             186          43         229                   101          25         126
Income before income taxes                                677          22         699                   442          64         506
Income tax expense                                        170           9         179                   109          26         135
Total assets                                          277,039       3,180     280,219               244,053       3,173     247,226
--------------------------------------------------------------------------------------   -------------------------------------------

5.    Stock Option Plans
      ------------------

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

                                                                        Three Months Ended March 31,
(Dollars in thousands)                                                     2005                 2004
-------------------------------------------------------------------------------          -----------
Net income, as reported                                                    $520                 $371
Total stock-based compensation expense determined under fair value
   based method for all awards, net of related tax effects                 (153)                 (29)
-------------------------------------------------------------------------------          -----------
Pro forma net income                                                       $367                 $342
===============================================================================          ===========

Basic earnings per share:
  As reported                                                             $0.17                $0.20
  Pro forma                                                               $0.12                $0.19

Diluted earnings per share:
  As reported                                                             $0.17                $0.19
  Pro forma                                                               $0.12                $0.18
-------------------------------------------------------------------------------          -----------

6.    Guarantees
      ----------

      The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $507,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

7.  New Accounting Standard
    -----------------------

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such period using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. Statement No. 123(R) is effective for periods beginning after December 15, 2005 (i.e. first quarter 2006 for the Company). Early application of Statement No. 123(R) is encouraged, but not required.

      The Company will adopt the modified prospective method. Using the modified prospective method, the Company estimates that total stock-based compensation expense, based on awards currently outstanding that will vest in 2006, net of related tax effects, will be $94,000 for the year ending December 31, 2006.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Shared-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

MANAGEMENT STRATEGY
-------------------

      The Company's goal is to serve as a community-oriented financial institution serving the Northwestern New Jersey, Northeastern Pennsylvania and New York tri-state marketplace. Our market presence has been expanded by opening loan production offices in early 2005 in Milford, Pennsylvania and Warwick, New York with added availability of all of our financial services in those counties contiguous to our existing New Jersey market. While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations, the sale of non-deposit products and the residential mortgage banking/brokerage division, which offers 30-year fixed residential mortgages which are funded by third party investors.

CRITICAL ACCOUNTING POLICIES
----------------------------

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 12 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

FORWARD LOOKING STATEMENTS
--------------------------

      When used in this discussion the words: "believes", "anticipates", "contemplated", "expects" or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes to interest rates, the ability to control costs and expenses, general economic conditions and economic conditions in the Company's Sussex, New Jersey marketplace, and the success of the Company's efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

                              RESULTS OF OPERATIONS
                              ---------------------

              Three Months ended March 31, 2005 and March 31, 2004
              ----------------------------------------------------

Overview
--------

      The Company realized net income of $520 thousand for the first quarter of 2005, an increase of $149 thousand, or 40.2%, from the $371 thousand reported for the same period in 2004. Basic earnings per share decreased from $0.20 in the first quarter of 2004 to $0.17 for the first quarter of 2005, a decrease of 15.0% and diluted earnings per share decreased from $0.19 in the first quarter of 2004 to $0.17 for the quarter ended March 31, 2005, a decrease of 10.5%. The decrease in both earning per share and diluted earnings per share was due to a capital offering that closed in December 2004. As a result of the offering, common stock outstanding increased by 1,131,150 shares to 2,994,874 shares outstanding at December 31, 2004.

      The results for the first three months of 2005 reflect an increase in net interest income, primarily due to increased loan interest income, offset by decreases in non-interest income, primarily due to a decrease in mortgage banking fees from our residential lending division and increases in non-interest expenses associated with occupancy and furniture and fixture expenses associated with the Company's expansion.

Comparative Average Balances and Average Interest Rates
-------------------------------------------------------

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2005 and 2004. The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                                         Three Months Ended March 31,
(Dollars in thousands)                                           2005                                     2004
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average        Average                   Average
Earning Assets:                                   Balance    Interest (1)   Rate (2)       Balance    Interest (1)   Rate (2)
-----------------------------------------------------------------------------------------------------------------------------
Securities:
   Tax exempt (3)                                 $27,498         $420        6.19%        $22,262         $296        5.35%
   Taxable                                         48,887          447        3.71%         52,489          466        3.57%
---------------------------------------------------------------------------------------------------------------------------
Total securities                                   76,385          867        4.60%         74,751          762        4.10%
Total loans receivable (4)                        163,732        2,620        6.49%        135,335        2,101        6.24%
Other interest-earning assets                      11,075           63        2.32%          9,403           24        1.05%
---------------------------------------------------------------------------------------------------------------------------
Total earning assets                              251,192       $3,550        5.73%        219,489       $2,887        5.29%

Non-interest earning assets                        23,795                                   24,185
Allowance for loan losses                          (2,200)                                  (1,777)
---------------------------------------------------------                                ---------
Total Assets                                     $272,787                                 $241,897
=========================================================                                =========

Sources of Funds:
Interest bearing deposits:
   NOW                                             $7,386           $9        0.49%        $49,813          $59        0.47%
   Money market                                    57,329          140        0.99%          4,211            6        0.60%
   Savings                                         66,464          115        0.70%         65,636          106        0.65%
   Time                                            59,613          314        2.14%         58,003          303        2.10%
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                   190,792          578        1.23%        177,663          474        1.07%
   Borrowed funds                                  10,951          131        4.77%         11,000          133        4.77%
   Junior subordinated debentures                   5,155           78        6.08%          5,155           60        4.63%
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                206,898         $787        1.54%        193,818         $667        1.38%

Non-interest bearing liabilities:
   Demand deposits                                 32,747                                   30,865
   Other liabilities                                1,372                                    2,087
---------------------------------------------------------                                ---------
Total non-interest bearing liabilities             34,119                                   32,952
Stockholders' equity                               31,770                                   15,127
---------------------------------------------------------                                ---------
Total Liabilities and Stockholders' Equity       $272,787                                 $241,897
=========================================================                                =========

---------------------------------------------                ---------------------                    ---------------------
Net Interest Income and Margin (5)                              $2,763        4.46%                      $2,220        4.07%
=============================================                =====================                    =====================

(1)   Includes loan fee income
(2)   Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4)   Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net Interest Income
-------------------

      Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities.

      Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $543 thousand, or 24.5%, to $2.8 million for the three months ended March 31, 2005 compared to $2.2 million for the same three month period in 2004. Total interest income, on a fully taxable equivalent basis, increased by $663 thousand to $3.6 million for the three months ended March 31, 2005 compared to $2.9 million in the first quarter of 2004. Total average earning assets increased by $31.7 million to $251.2 million from $219.5 million for the three months ended March 31, 2004. The repositioning of average balances in higher yielding loans and the increase in market rates of interest have increased the average rate earned 44 basis points from 5.29% for the first three months of 2004 to 5.73% in the same period in 2005.

      Interest expense increased $120 thousand to $787 thousand from $667 thousand for the three months ended March 31, 2005 as the average balance in interest bearing liabilities increased $13.1 million, to $206.9 million for the first quarter of 2005 from $193.8 million in the same period in 2004 and as a result of increases in market rates of interest. The average rate paid on interest bearing liabilities increased 16 basis points to 1.54% for the first quarter of 2005 from 1.38% for the three months ended March 31, 2004.

      The net interest margin increased, on a fully taxable equivalent basis, by 39 basis points to 4.46% for the three months ended March 31, 2005 compared to 4.07% for the same period in 2004.

Interest Income
---------------

      Total interest income, on a fully taxable equivalent basis, increased by $663 thousand to $3.6 million for the three months ended March 31, 2005 compared to $2.9 million in the same period in 2004. Total interest income increased on both the investment securities portfolio and the loan portfolio.

      Total interest income on securities, on a fully taxable equivalent basis, increased $105 thousand, or 9.5%, from the three months ended March 31, 2004 to the same period in 2005. As the average balance of total securities increased $1.6 million, the average rate earned increased 50 basis points, from 4.10% in the first quarter of 2004 to 4.60% for the first quarter of 2005. The increase in the average securities portfolio reflects a $3.6 million reduction in taxable securities and a $5.2 million increase in tax-exempt securities. The increase in yield was accomplished though the repositioning of these securities and the tax equivalent effect on the interest earned in an increasing market rate environment.

      Comparing the average balance in the loan portfolio for the three months ended March 31, 2004 to same period in 2005, the average balance in loans increased $28.4 million, or 21.0%, while the interest earned on total loans increased $519 thousand, or 24.7%. The average rate earned on loans increased 25 basis points from 6.24% for the three months ended March 31, 2004 to 6.49% for the same period in 2005. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity. In particular, we have enhanced our loan department through the hiring of additional lending staff and originators.

Interest Expense
----------------

      The Company's interest expense for the three months ended March 31, 2005 increased $120 thousand, or 18.0 %, to $787 thousand from $667 thousand for the same period in 2004, as the balance in average interest-bearing liabilities increased $13.1 million, or 6.7% to $206.9 million from $193.8 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 16 basis points from 1.38% for the three months ended March 31, 2004 to 1.54% for the same period in 2005. The increases reflect both a restructuring of the deposit portfolio as time deposits continue to reprice at higher market rates of interest and increased balances in money market accounts.

The Company began a demand account reclassification program which was approved by the Federal Reserve Bank of New York in December of 2004. Qualifying non-interest demand and NOW accounts balances are reclassified as money market accounts to lower Federal Reserve Bank balance requirements. Also, several large municipal accounts transferred balances from our public fund NOW account to the public fund money market account from the first quarter of 2004 to the same period in 2005. To attract municipal accounts, a higher incentive rate was offered on the public fund money market account. The average rate paid on money market accounts increased 39 basis points from 0.60% in the first quarter of 2004 to 0.99% in the first quarter of 2005. As municipal balances were transferred from NOW accounts and the reclassification program has shifted reported balances, the NOW accounts average balance decreased $42.4 million and the money market accounts average balance increased $53.1 million in the first quarter of 2005 compared to three month period ended March 31, 2004.

      For the quarter ended March 31, 2005, the Company's average borrowed funds were $11.0 million. At March 31, 2005 the balance consisted of four convertible notes totaling $12.0 million and $2.0 million in repurchase agreements from the Federal Home Loan Bank. In the third quarter of 2002, the Company issued $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 6.08% for the three months ended March 31, 2005, up 145 basis points from 4.63% in the same period of 2004.

Provision for Loan Losses
-------------------------

      The provision for loan losses for the first quarter of 2005 was $135 thousand compared to a provision of $148 thousand in the first quarter of 2004, a decrease of $13 thousand or 8.8%. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income
-------------------

      The Company's non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State, service charges on deposit accounts, ATM and debit card fees and mortgage banking fees.

      The Company's non-interest income decreased by $49 thousand, or 4.3%, to $1.1 million for the three months ended March 31, 2005 from $1.2 million for the same period in 2004. The decrease is primarily attributable to the Company's residential lending division. Mortgage banking fees were $58 thousand for the quarter ended March 31, 2005, a decrease of $107 thousand, compared to $165 thousand for the three months ended March 31, 2004. The mortgage banking division brokered $4.5 million in loans for funding by third party investors for the three months ended March 31, 2005 compared to $12.6 million in the same period in 2004. This decline is due to increases in market rates of interest and the slowing of mortgage refinances. Service fees on deposit accounts increased $45 thousand to $236 thousand in the first quarter of 2005 from $194 thousand during the same period in 2004. In February of 2005 the Company began a new "no-return" overdraft privilege program. Fees from this new program have nearly doubled our daily overdraft fee income.

Non-Interest Expense
--------------------

      Total non-interest expense increased from $2.6 million in the first quarter of 2004 to $2.9 million in the first quarter of 2005, an increase of $275 thousand, or 10.5%. Salaries and employee benefits, the largest component of non-interest expense, increased $18 thousand, or 1.1%. This minimal increase reflects a $91 thousand decrease in commissions paid to commissioned based employees from the first quarter of 2004 to the same period in 2005 offset by customary annual salary increases for the Bank's and Tri-State's existing staff. Occupancy expense increased $49 thousand, or 23.8%, for the first quarter of 2005 over the same period in 2004 due to new lease agreements for administrative and operation office space at Sterling Plaza in Franklin, New Jersey and loan office locations in Milford, Pennsylvania and Warwick, New York. Furniture and equipment expense has increased $49 thousand to $251 thousand, or 24.3%, from the three months ended March 31, 2004 to the same period in 2005 from a major computer hardware upgrade and system software conversion in May of 2004 and the additional expenses associated with the increases in office locations. Professional fees have increased $32 thousand in the first quarter of 2005 to $115 thousand due to the preparation for implementation of the Sarbanes Oxley Act Section 404 and the hiring of an internal audit firm to administer the documentation and review of the Company's internal controls. Advertising and promotion expenses have increased $29 thousand in the first quarter of 2005 over the same period in 2004 due to increased advertisements for deposit product rate promotions and the fees associated with a new cross-selling initiative program.

      Although insurance commissions and fees increased over the three month period ended March 31, 2005 from 2004, our insurance operations reported reduced earnings in the three month period of 2005 compared to 2004. For the three months ended March 31, 2005, our insurance operations earned income before income taxes of $22 thousand, a decline from the $64 thousand earned in the year ago period. The decline in reported net earnings of our insurance operations reflects increased amortization expense of $18 thousand from the purchase of the book of business on an acquired insurance agency in 2003. Under the terms of the 2003 purchase, the amortization expense increased to approximately $28 thousand per quarter in 2005 from $13 thousand in the first quarter of 2004. Amortization of this book of business will end in December of 2005. In addition, net income from insurance operations declined in the first quarter of 2005 by $25 thousand, reflecting the higher commission rates paid to producers on newly booked business as Tri-State continued to increase its insurance originations.

Income Taxes
------------

      The Company's income tax provision, which includes both federal and state taxes, was $179 thousand and $135 thousand for the three months ended March 31, 2005 and 2004, respectively. This increase in income taxes resulted from an increase in income before taxes of $193 thousand, or 38.1% for the three months ended March 31, 2005 as compared to the same period in 2004. The Company's effective tax rate of 26% and 27% for the three months ended March 31, 2005 and 2004, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

                               FINANCIAL CONDITION
                               -------------------

                 March 31, 2005 as compared to December 31, 2004
                 -----------------------------------------------

      At March 31, 2005 the Company had total assets of $280.2 million compared to total assets of $278.3 million at December 31, 2004, an increase of $1.9 million. Loans receivable increased $9.7 million to $166.6 million at March 31, 2005 from $156.9 million at December 31, 2004. Total deposits decreased to $228.0 million at March 31, 2005 from $229.8 million at December 31, 2004 as borrowings increased $4.0 million to $14.0 million at March 31, 2005.

Cash and Cash Equivalents
-------------------------

      The Company's cash and cash equivalents decreased by $6.6 million for the three months ended March 31, 2005 to $22.7 million from $29.3 million at December 31, 2004. This decrease reflects the Company's decrease in federal funds sold of $6.1 million to $12.8 million at March 31, 2005 from $18.9 million at year-end 2004. This decrease in federal funds sold funded the Company's growth in the loan portfolio.

Securities Portfolio
--------------------

      The Company's securities, available for sale, at fair value, increased $773 thousand, or 1.0%, from $74.7 million at December 31, 2004 to $75.5 million at March 31, 2005. The Company purchased $4.4 million in new securities during the first quarter of 2005, $2.7 million in available for sale securities matured or were repaid and there were no sales or calls in the first three months of 2005. There was an $868 thousand net decrease in unrealized gains in the available for sale portfolio and $68 thousand in net amortization expenses recorded during the first quarter of 2005. First quarter balances increased in state and municipal tax-exempt securities, at fair value, by $1.6 million to $27.5 million. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2005. There were no held to maturity securities at March 31, 2005 or at December 31, 2004.

Loans
-----

      Total loans at March 31, 2005 increased $9.7 million, or 6.2% to $166.7 million from $157.0 million at year-end 2004. During the three-month period ending March 31, 2005, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio. The Company has also increased its activity in the loan participation market. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company's legal lending limit. The balance in non-residential real estate loans increased $8.9 million, or 12.7%, construction and land development loans increased $1.1 million, or 5.4% and loans secured by farmland increased $137 thousand or 1.5% from December 31, 2004 to March 31, 2005. Commercial and industrial loans decreased $619 thousand, or 4.3% and residential 1-4 family real estate loans have decreased $316 thousand, or 0.8% as residential mortgage applicants are being referred to our residential mortgage division for origination by third party investors.

      The increase in loans was funded during the first quarter of 2005 by a decrease in the Company's federal funds sold, as well as borrowings from the Federal Home Loan Bank. The loan to deposit ratios at March 31, 2005 and December 31, 2004 were 73.1% and 68.3%, respectively.

Loan and Asset Quality
----------------------

      Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned ("OREO"). The Company's non-accrual loans decreased to $1.0 million at March 31, 2005 from $1.3 million at December 31, 2004. There were no past due loans over 90 days and still accruing and no renegotiated loans at March 31, 2005. The Company had one OREO property valued at $270 thousand at March 31, 2005 and none at December 31, 2004.

      The Company seeks to actively manage its non-performing assets. In addition to active monitoring and collecting on delinquent loans management has an active loan review process for customers with aggregate relationships of $250,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.

      Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

      The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)                                      March 31, 2005    December 31, 2004
-----------------------------------------------------------------------------------------------
Non-accrual loans                                                   $1,022               $1,304
Non-accrual loans to total loans                                      0.61%                0.83%
Non-performing assets to total assets                                 0.46%                0.48%
Allowance for loan losses as a % of non-performing loans            178.86%              169.96%
Allowance for possible loan losses to total loans                     1.10%                1.45%
-----------------------------------------------------------------------------------------------

Allowance for Loan Losses
-------------------------

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

      At March 31, 2005, the allowance for loan losses was $1.8 million, a decrease of 19.6% from the $2.3 million at December 31, 2004. The provision for loan losses was $135 thousand and there were $581 thousand in charge-offs and minimal recoveries for the first three months of 2005. The allowance for loan losses as a percentage of total loans was 1.10% at March 31, 2005 compared to 1.45% on December 31, 2004. At December 31, 2004 the allowance held specific reserves for the potential charge off of several loans in the loan portfolio. During the first quarter of 2005, $401 thousand was charged off relating to delinquent loans and $180 thousand was charged off on the write down of a property the Company foreclosed on.

      Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Premises and Equipment
----------------------

      Premises and equipment increased by $334 thousand, or 5.9%, from $5.6 million at December 31, 2004 to $6.0 million at March 31, 2005. This increase was primarily due the $250 thousand purchase of land in Wantage, New Jersey for the relocation of the Wantage branch facility.

Deposits
--------

      Total deposits decreased $1.9 million, or 0.8%, from $229.8 million at December 31, 2004 to $228.0 million at March 31, 2005. Non-interest bearing deposits decreased $2.5 million, or 7.3% to $31.9 million at March 31, 2005 from $34.5 million at December 31, 2004; interest-bearing deposits increased $944 thousand, or 0.3%, to $196.0 million at March 31, 2005 from $195.4 million at December 31, 2004. Total time deposits balances increased $1.8 million, or 2.9%, from $63.2 million at December 31, 2004 to $65.0 million at March 31, 2005 while other interest bearing deposit account balances decreased $1.2 million, or 0.9%, to $131.0 million at March 31, 2005 from $132.2 million at December 31, 2004. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings
----------

      Borrowings consist of long term advances and repurchase agreements from the Federal Home Loan Bank. The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. As of March 31, 2005 the Company had $12.0 million in notes outstanding at an average interest rate of 4.95% compared to $10.0 million in notes outstanding at an average rate of 4.85% for the year ended December 31, 2004. In March of 2005 the Company purchased $2.0 million in securities sold under agreements to repurchase at an average rate of 3.63%; $1.0 million matures in September of 2005 and the second $1.0 million matures in March of 2006.

      The Company had no short-term borrowings outstanding at March 31, 2005. The following table summarizes short-term borrowings and weighted average interest rates paid during the first three months of 2005 and 2004.

                                                                                            Three Months Ended
      (Dollars in thousands)                                                         March 31, 2005     March 31, 2004
      ----------------------------------------------------------------------------------------------------------------
      Average daily amount of short-term borrowings outstanding during the period              $818               $ --
      Weighted average interest rate on average daily short-term borrowings                    2.74%                --
      Maximum outstanding short-term borrowings outstanding at any month-end                 $2,195                 --
      Short-term borrowings outstanding at period end                                            --                 --
      Weighted average interest rate on short-term borrowings at period end                      --                 --
      ----------------------------------------------------------------------------------------------------------------

Junior Subordinated Debentures
------------------------------

      On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and adjusted quarterly. The rate at March 31, 2005 was 6.31%. The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

      As a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", we deconsolidated our wholly-owned subsidiary Sussex Capital Trust I, referred to as the "Trust", from our consolidated financial statements as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve is allowing preferred securities to continue to qualify as Tier 1 Capital subject to specified limitations. The adoption of FIN 46 did not have an impact on our results of operations or liquidity.

Interest Rate Sensitivity
-------------------------

      An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a Company's earnings from a movement in market interest rates. Interest rate "gap" analysis is a common, though, imperfect, measure of interest rate risk. We do not employ gap analysis as a rate risk management tool, but rather we rely upon earnings at risk analysis to forecast the impact on our net interest income of instantaneous 100 and 200 basis point increases and decreases in market rates. In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change.

      Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through the first three months of 2005, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At March 31, 2005 the percentages of change were within policy limits.

      Our financial modeling simulates our cash flows, interest income and interest expense from earning assets and interest bearing liabilities for a twelve month period in each of the different interest rate environments, using actual individual deposit, loan and investment maturities and rates in the model calculations. Assumptions regarding the likelihood of prepayments on residential mortgage loans and investments are made based on historical relationships between interest rates and prepayments. Commercial loans with prepayment penalties are assumed to pay on schedule to maturity. In actual practice, commercial borrowers may request and be granted interest rate reductions during the life of a commercial loan due to competition from financial institutions and declining interest rates.

      The following table sets forth our interest rate risk profile at March 31, 2005 and 2004. The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

                                      March 31, 2005                March 31, 2004
                                --------------------------------------------------------
                                 Change in      Gap as a       Change in      Gap as a
                                Net Interest      % of        Net Interest      % of
     (Dollars in thousands)        Income     Total Assets       Income     Total Assets
     -----------------------------------------------------------------------------------
     Down 200 basis points         ($872)         15.74%         ($569)         11.53%
     Down 100 basis points          (226)          8.17%          (179)          7.26%

     Up 100 basis points               6           0.23%          (206)         -8.34%
     Up 200 basis points             (68)         -1.23%          (526)        -10.67%
     -----------------------------------------------------------------------------------

Liquidity
---------

      It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the Company is a member of the Federal Home Loan Bank of New York and as of March 31, 2005, had the ability to borrow up to $16.1 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Company also has available an overnight line of credit and a one-month overnight repricing line of credit, each of an amount of $12.3 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank. The Company has long-term borrowings totaling $12.0 million secured by the pledge of its one to four family mortgages and selected securities. These borrowings consist of three notes that mature on December 21, 2010 and one that matures on March 29, 2015 all with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rate on these borrowings ranges from 3.48% to 5.14%. In March of 2005 the Company purchased $2.0 million in securities sold under an agreement to repurchase at an average rate of 3.63%

      At March 31, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied. At March 31, 2005, liquid investments totaled $22.7 million, and all mature within 30 days.

      At March 31, 2005, the Company had $75.5 million of securities classified as available for sale. Of these securities, $55.0 million had $1.0 million of unrealized losses and therefore are not available for liquidity purposes because management's intent to hold them until market recovery.

      The following table represents the Company's contractual obligations to make future payments.

                                                    Payments due by period
---------------------------------------------------------------------------------------------
                                                Less than                           More than
(Dollars in thousands)                Total       1 year    1-3 years   3-5 years    5 years
---------------------------------------------------------------------------------------------
Borrowings                           $14,000      $2,000         $--         $--     $12,000
Operating lease obligations              976         324         388         117         147
Purchase obligations                      17          17          --          --          --
Time deposits                         65,007      50,578      11,231       2,828         370
Junior subordinated debentures         5,155          --          --          --       5,155
---------------------------------------------------------------------------------------------
Total                                $85,155     $52,919     $11,619      $2,945     $17,672
=============================================================================================

      The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

      The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

Off-Balance Sheet Arrangements
------------------------------

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at March 31, 2005 totaled $66.7 million. This consisted of $43.8 million in commitments to grant commercial real estate, construction and land development loans, $11.4 million in home equity lines of credit, and $11.5 million in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

      Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Capital Resources
-----------------

      Stockholders'  equity inclusive of accumulated other comprehensive  income
(loss), net of income taxes, was $31.5 million at March 31, 2005, a decrease of $111 thousand from the $31.6 million at year-end 2004. Activity in stockholders' equity consisted of net proceeds from common stock issuances of $99 thousand, a net increase in retained earnings of $310 thousand derived from $520 thousand in net income earned in the first quarter of 2005, offset by $210 thousand for the payment of cash dividends and an unrealized loss on securities available for sale, net of income tax of $346 thousand, decreased stockholders' equity by $520 thousand.

      At March 31, 2005 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at March 31, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                         Minimum
(Dollars in thousands)             Amount      Ratio         Amount        Ratio
--------------------------------------------------------------------------------

The Company:
  Leverage Capital                $34,183      12.67%      $> 10,794         4%
                                                            -
  Tier 1 - Risk Based              34,183      18.16%       >  7,530         4%
                                                            -
  Total Risk-Based                 36,013      19.13%       > 15,061         8%
                                                            -
The Bank:
  Leverage Capital                 26,515       9.88%       > 10,736         4%
                                                            -
  Tier 1 Risk-Based                26,515      14.13%       >  7,504         4%
                                                            -
  Total Risk-Based                 28,345      15.11%       > 15,008         8%
                                                            -
--------------------------------------------------------------------------------

Effect of Inflation
-------------------

      Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the level of interest rate has a more significant impact on a financial institution's performance than effects of general levels of inflation. Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which prices are affected by inflation. Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of the Company's asset and liabilities are more indicative of its ability to maintain acceptable performance levels. Management of the Company monitors and seeks to mitigate the impact if interest rate changes by attempting to match the maturities of assets and liabilities to gap, thus seeking to minimize the potential effect of inflation.

Item 3. Controls and Procedures
        -----------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      There were no changes in securities. There were no repurchases of the Company's common stock during the first quarter of 2005.

      On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan. On April 27, 2005, the Company's Board increased this plan to 100,000 shares of the Company's common stock. The Company has previously repurchased 32,000 shares under this program.

Item 3. Defaults upon Senior Securities
        -------------------------------

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      Not applicable

Item 5. Other Information
        -----------------

      Not applicable

Item 6. Exhibits
        --------

     Number       Description
     ------       -----------

      31.1 Certification of Donald L. Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32          Certification  pursuant to Section  906 of the  Sarbanes-Oxley
                  Act of 2002.

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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