Form 10QSB
period 2005-06-30
SUSSEX BANCORP
filed 2005-08-09
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of August 5, 2005 there were 3,018,463 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                           Page(s)

Item 1.  Financial Statements (Unaudited)                                3

Item 2.  Management's Discussion and Analysis of                         10
         Results of Operations and Financial Condition

Item 3.  Controls and Procedures                                         20


Part II - Other Information

Item 1.   Legal Proceedings                                              21

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                21

Item 3.   Defaults upon Senior Securities                                21

Item 4.   Submission of Matters to a Vote of Security Holders            21

Item 5.   Other Information                                              21

Item 6.   Exhibits                                                       22

Signatures                                                               22

Exhibits                                                                 22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                 SUSSEX BANCORP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)
                                   (Unaudited)

ASSETS                                                            June 30, 2005     December 31, 2004
------                                                          -----------------   -----------------
Cash and due from banks                                         $          14,186   $          10,434
Federal funds sold                                                          2,195              18,860
                                                                -----------------   -----------------
   Cash and cash equivalents                                               16,381              29,294

Interest bearing time deposits with other banks                               500               3,900
Securities available for sale                                              72,652              74,736
Federal Home Loan Bank Stock, at cost                                         700                 690

Loans receivable, net of unearned income                                  186,278             156,916
   Less:  allowance for loan losses                                         2,158               2,274
                                                                -----------------   -----------------
        Net loans receivable                                              184,120             154,642

Premises and equipment, net                                                 5,830               5,618
Accrued interest receivable                                                 1,567               1,330
Goodwill                                                                    2,334               2,334
Other assets                                                                6,362               5,731
                                                                -----------------   -----------------

Total Assets                                                    $         290,446   $         278,275
                                                                =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing                                      $          36,719   $          34,451
      Interest bearing                                                    199,613             195,376
                                                                -----------------   -----------------
   Total Deposits                                                         236,332             229,827

Borrowings                                                                 14,000              10,000
Accrued interest payable and other liabilities                              2,365               1,641
Junior subordinated debentures                                              5,155               5,155
                                                                -----------------   -----------------

Total Liabilities                                                         257,852             246,623

Stockholders' Equity:
   Common stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 3,017,213 in 2005 and 2,994,874
       in 2004                                                             25,580              25,397
   Retained earnings                                                        6,881               6,116
   Accumulated other comprehensive income                                     133                 139
                                                                -----------------   -----------------

Total Stockholders' Equity                                                 32,594              31,652
                                                                -----------------   -----------------

Total Liabilities and Stockholders' Equity                      $         290,446   $         278,275
                                                                =================   =================

                 See Notes to Consolidated Financial Statements


                                                        SUSSEX BANCORP
                                               CONSOLIDATED STATEMENTS OF INCOME
                                         (Dollars In Thousands Except Per Share Data)
                                                          (Unaudited)

                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                               -------------------------------   -------------------------------
                                                                     2005            2004           2005            2004
                                                               --------------   --------------   --------------   --------------
INTEREST INCOME
   Loans receivable, including fees                            $        2,869   $        2,161   $        5,489   $        4,262
   Securities:
      Taxable                                                             433              419              880              885
      Tax-exempt                                                          299              205              592              413
   Federal funds sold                                                      79               17              119               31
   Interest bearing deposits                                                4                7               27               17
                                                               --------------   --------------   --------------   --------------
         Total Interest Income                                          3,684            2,809            7,107            5,608
                                                               --------------   --------------   --------------   --------------

INTEREST EXPENSE
   Deposits                                                               695              493            1,273              967
   Borrowings                                                             161              132              292              265
   Junior subordinated debentures                                          86               61              164              121
                                                               --------------   --------------   --------------   --------------
        Total Interest Expense                                            942              686            1,729            1,353
                                                               --------------   --------------   --------------   --------------

        Net Interest Income                                             2,742            2,123            5,378            4,255
PROVISION FOR LOAN LOSSES                                                 206              105              341              253
                                                               --------------   --------------   --------------   --------------
        Net Interest Income after Provision for Loan Losses             2,536            2,018            5,037            4,002
                                                               --------------   --------------   --------------   --------------

OTHER INCOME
   Service fees on deposit accounts                                       315              191              551              382
   ATM and debit card fees                                                 86               78              169              150
   Insurance commissions and fees                                         622              604            1,217            1,170
   Mortgage banking fees                                                  103              161              161              326
   Investment brokerage fees                                               66               48              130              121
   Other                                                                  132               85              197              168
                                                               --------------   --------------   --------------   --------------
      Total Other Income                                                1,324            1,167            2,425            2,317
                                                               --------------   --------------   --------------   --------------

OTHER EXPENSES
   Salaries and employee benefits                                       1,609            1,514            3,203            3,090
   Occupancy, net                                                         233              208              488              414
   Furniture, equipment and data processing                               271              210              522              412
   Stationary and supplies                                                 40               46               88               83
   Professional fees                                                      134               74              249              157
   Advertising and promotion                                              150               96              266              183
   Insurance                                                               46               49               88               84
   Postage and freight                                                     45               48               90               91
   Amortization of intangible assets                                       63               48              127               94
   Other                                                                  331              349              704              662
                                                               --------------   --------------   --------------   --------------
      Total Other Expenses                                              2,922            2,642            5,825            5,270
                                                               --------------   --------------   --------------   --------------

       Income before Income Taxes                                         938              543            1,637            1,049
PROVISION FOR INCOME TAXES                                                272              152              451              287
                                                               --------------   --------------   --------------   --------------
      Net Income                                               $          666   $          391   $        1,186   $          762
                                                               ==============   ==============   ==============   ==============

EARNINGS PER SHARE
                                                               --------------   --------------   --------------   --------------
   Basic                                                       $         0.22   $         0.21   $         0.39   $         0.42
                                                               ==============   ==============   ==============   ==============

                                                               --------------   --------------   --------------   --------------
   Diluted                                                     $         0.22   $         0.20   $         0.39   $         0.40
                                                               ==============   ==============   ==============   ==============

                                        See Notes to Consolidated Financial Statements


                                                        SUSSEX BANCORP
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           Six Months Ended June 30, 2005 and 2004
                                       (Dollars in thousands, except per share amounts)
                                                         (Unaudited)

                                                                                            Accumulated
                                                    Number of                                     Other                       Total
                                                       Shares        Common      Retained Comprehensive      Treasury  Stockholders'
                                                  Outstanding         Stock      Earnings  Income (Loss)        Stock        Equity
                                                  -----------         -----      --------  -------------        -----        ------
Balance December 31, 2003                           1,811,460    $    9,616    $    5,040    $      248    $       --    $   14,904
Comprehensive income:
   Net income                                              --            --           762            --            --           762
   Change in unrealized gains (losses) on
      securities available
      for sale, net of tax                                 --            --            --          (667)           --          (667)
                                                                                                                         ----------
Total Comprehensive Income
                                                                                                                                 95

Treasury shares purchased                                 (96)           --            --            --            (2)           (2)
Treasury shares retired                                    --            (2)           --            --             2            --
Exercise of stock options                              17,985           167            --            --            --           167
Income tax benefit of stock options exercised              --            35            --            --            --            35
Shares issued through dividend reinvestment plan        5,736            97            --            --            --            97
Dividends on common stock ($.14 per share)                 --            --          (255)           --            --          (255)
                                                   --------------------------------------------------------------------------------
Balance June 30, 2004                               1,835,085    $    9,913    $    5,547    ($     419)   $       --    $   15,041
                                                   ================================================================================

Balance December 31, 2004                           2,994,874    $   25,397    $    6,116    $      139    $       --    $   31,652
Comprehensive income:
   Net income                                              --            --         1,186            --            --         1,186
   Change in unrealized gains (losses) on
       securities available
       for sale, net of tax                                --            --            --            (6)           --            (6)
                                                                                                                         ----------
Total Comprehensive Income
                                                                                                                              1,180

Treasury shares purchased                              (2,000)           --            --            --           (27)          (27)
Treasury shares retired                                    --           (27)           --            --            27            --
Exercise of stock options                              18,931           101            --            --            --           101
Income tax benefit of stock options exercised              --            58            --            --            --            58
Shares issued through dividend reinvestment plan        5,408            76            --            --            --            76
Additional expenses for stock offering                     --           (25)           --            --            --           (25)
Dividends on common stock ($.14 per share)                 --            --          (421)           --            --          (421)

                                                   --------------------------------------------------------------------------------
Balance June 30, 2005                               3,017,213    $   25,580    $    6,881    $      133    $       --    $   32,594
                                                   ================================================================================

                                        See Notes to Consolidated Financial Statements

                                           SUSSEX BANCORP
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)
                                             (Unaudited)

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Cash Flows from Operating Activities
  Net income                                                           $      1,186    $        762
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                  341             253
     Provision for depreciation and amortization                                469             351
     Net amortization of securities premiums and discounts                      135             352
     Earnings on investment in life insurance                                   (44)            (55)
     (Increase) decrease in assets:
         Accrued interest receivable                                           (237)             32
         Other assets                                                          (441)           (948)
     Increase in accrued interest payable and other liabilities                 782             499
                                                                       ------------    ------------

              Net Cash Provided by Operating Activities                       2,191           1,246
                                                                       ------------    ------------

Cash Flows from Investing Activities
  Securities available for sale:
     Purchases                                                               (4,396)        (13,775)
     Maturities, calls and principal repayments                               6,336          14,097
  Net increase in loans                                                     (30,089)         (9,930)
  Purchases of premises and equipment                                          (554)         (1,076)
  (Increase) decrease in FHLB stock                                             (10)             70
  Net decrease in interest bearing time deposits with other banks             3,400           3,000
  Purchase of investment in life insurance                                       --          (1,500)
                                                                       ------------    ------------

              Net Cash Used in Investing Activities                         (25,313)         (9,114)
                                                                       ------------    ------------

Cash Flows from Financing Activities
  Net increase in deposits                                                    6,505           9,742
  Increase in borrowings                                                      4,000              --
  Proceeds from the exercise of stock options                                   101             167
  Purchase of treasury stock                                                    (27)             (2)
  Expenses paid related to stock offering                                       (25)             --
  Dividends paid, net of reinvestments                                         (345)           (158)
                                                                       ------------    ------------

              Net Cash Provided by Financing Activities                      10,209           9,749
                                                                       ------------    ------------

              Net Increase (Decrease) in Cash and Cash Equivalents          (12,913)          1,881

Cash and Cash Equivalents - Beginning                                        29,294          15,496
                                                                       ------------    ------------
Cash and Cash Equivalents - Ending                                     $     16,381    $     17,377
                                                                       ============    ============

Supplementary Cash Flows Information
  Interest paid                                                        $      1,684    $      1,353
                                                                       ============    ============
  Income taxes paid                                                    $         55    $        431
                                                                       ============    ============
Supplementary Schedule of Noncash Investing and Financing Activities
  Foreclosed real estate acquired in settlement of loans               $        270    $         --
                                                                       ============    ============

                          See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

1.  Basis of Presentation
    ---------------------

      The  consolidated  financial  statements  include  the  accounts of Sussex
Bancorp (the "Company") and its wholly-owned subsidiary Sussex Bank (the "Bank"). The Bank's wholly-owned subsidiaries are Sussex Bancorp Mortgage
Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., ("Tri-State") a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. Sussex Bank is also a 49% partner of Sussex Settlement Services, L.P, a title insurance agency whose registered office is located in King of Prussia, Pennsylvania. During the second quarter, the Bank also became the owner of 49% of the equity of SussexMortgage.com, LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com is expected to commence operations in the third quarter of 2005. The Bank operates eight banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

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

      The following table sets forth the computations of basic and diluted earnings per share.

                                                Three Months Ended June 30, 2005      Three Months Ended June 30, 2004
                                              -----------------------------------   -------------------------------------
                                                                          Per                                     Per
                                               Income      Shares        Share        Income        Shares       Share
(In thousands, except per share data)        (Numerator) (Denominator)   Amount     (Numerator)  (Denominator)   Amount
---------------------------------------------------------------------------------   -------------------------------------
Basic earnings per share:
       Net income applicable to common
          stockholders                        $     666        3,015   $     0.22   $       391        1,832   $     0.21
                                                                       ==========                              ==========
Effect of dilutive securities:
       Stock options                                  -           31                          -           73
       Deferred common stock payments for
          purchase of insurance agency                -            -                          1           16
--------------------------------------------------------------------                ------------------------
Diluted earnings per share:
       Net income applicable to common stock-
          holders and assumed conversions     $     666        3,046        $0.22   $       392        1,921   $     0.20
=================================================================================   =====================================
                                               Six Months Ended June 30, 2005          Six Months Ended June 30, 2004
                                              -----------------------------------   -------------------------------------
                                                                        Per                                       Per
                                                Income      Shares      Share          Income      Shares        Share
(In thousands, except per share data)        (Numerator) (Denominator)  Amount      (Numerator) (Denominator)    Amount
---------------------------------------------------------------------------------   -------------------------------------
Basic earnings per share:
       Net income applicable to common
          stockholders                        $   1,186        3,009   $     0.39   $       762        1,826   $     0.42
                                                                       ==========                              ===========
Effect of dilutive securities:
       Stock options                                  -           39                          -           81
       Deferred common stock payments for
          purchase of insurance agency                -            -                          1           14
--------------------------------------------------------------------                ------------------------
Diluted earnings per share:
       Net income applicable to common stock-
          holders and assumed conversions     $   1,186        3,048   $     0.39   $       763        1,921   $     0.40
=================================================================================    ======================================

3.  Comprehensive Income
    --------------------

      The components of other comprehensive income (loss) and related tax effects are as follows:

                                                           Three Months Ended June 30,  Six Months Ended June 30,
(Dollars in thousands)                                         2005          2004          2005           2004
---------------------------------------------------------   ----------    ----------    ----------    ----------
Unrealized holding gains (losses) on available for
  sale securities                                           $      859    ($   1,802)   ($       9)   ($   1,111)
Less: reclassification adjustments for gains included
  in net income                                                     --            --            --            --
---------------------------------------------------------   ----------    ----------    ----------    ----------
     Net unrealized gains (losses)                                 859        (1,802)           (9)       (1,111)
Tax effect                                                        (345)          720             3           444
---------------------------------------------------------   ----------    ----------    ----------    ----------
     Other comprehensive income (loss), net of tax          $      514    ($   1,082)   ($       6)   ($     667)
=========================================================   ==========    ==========    ==========    ==========

4.  Segment Information
    -------------------

      The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.


(Dollars in thousands)                   Three Months Ended June 30, 2005        Three Months Ended June 30, 2004
----------------------------------------------------------------------------   ------------------------------------
                                        Banking and                            Banking and
                                         Financial    Insurance                Financial    Insurance
                                         Services     Services      Total       Services     Services       Total
----------------------------------------------------------------------------   ------------------------------------
Net interest income from external
  sources                               $    2,742   $       --   $    2,742   $    2,123   $       --   $    2,123
Other income from external sources             702          622        1,324          563          604        1,167
Depreciation and amortization                  199           42          241          152           27          179
Income before income taxes                     896           42          938          471           72          543
Income tax expense                             255           17          272          123           29          152
Total assets                               287,128        3,318      290,446      247,552        3,563      251,115
----------------------------------------------------------------------------   ------------------------------------

   (Dollars in thousands)                  Six Months Ended June 30, 2005          Six Months Ended June 30, 2004
----------------------------------------------------------------------------   ------------------------------------
                                        Banking and                            Banking and
                                         Financial    Insurance                Financial    Insurance
                                         Services     Services      Total       Services     Services       Total
----------------------------------------------------------------------------   ------------------------------------
Net interest income from external
  sources                               $    5,378   $       --   $    5,378   $    4,255   $       --   $    4,255
Other income from external sources           1,208        1,217        2,425        1,147        1,170        2,317
Depreciation and amortization                  384           85          469          299           52          351
Income before income taxes                   1,573           64        1,637          913          136        1,049
Income tax expense                             425           26          451          233           54          287
Total assets                               287,128        3,318      290,446      247,552        3,563      251,115
----------------------------------------------------------------------------   ------------------------------------

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

                                                        Three Months Ended June 30,  Six Months Ended June 30,
(Dollars in thousands)                                      2005          2004          2005          2004
-------------------------------------------------------------------    ----------    ----------    ----------
Net income, as reported                                  $      666    $      391    $    1,186    $      762
Total stock-based compensation expense determined
  under fair value based method for all awards, net
  of related tax effects                                        (53)          (35)         (205)          (64)
-------------------------------------------------------------------    ----------    ----------    ----------
Pro forma net income                                     $      613    $      356    $      981    $      698
===================================================================    ==========    ==========    ==========

Basic earnings per share:
   As reported                                           $     0.22    $     0.21    $     0.39    $     0.42
   Pro forma                                             $     0.20    $     0.19    $     0.33    $     0.38

Diluted earnings per share:
   As reported                                           $     0.22    $     0.20    $     0.39    $     0.40
   Pro forma                                             $     0.20    $     0.19    $     0.32    $     0.36
-------------------------------------------------------------------    ----------    ----------    ----------

6.  Guarantees
    ----------

      The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $850,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

7.  New Accounting Standards
    ------------------------

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

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

      In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

MANAGEMENT STRATEGY
-------------------

      The Company's goal is to serve as a community-oriented financial institution serving the Northwestern New Jersey, Northeastern Pennsylvania and New York tri-state marketplace. Our market presence has been expanded by opening loan production offices in early 2005 in Milford, Pennsylvania and Warwick, New York with added availability of all of our financial services in those counties contiguous to our existing New Jersey market. While offering traditional community bank loan and deposit products and services such as residential mortgages originated for the Company's portfolio, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations, the sale of non-deposit products and the residential mortgage banking/brokerage division, which offers 30-year fixed residential mortgages that are funded by third party investors. In the second quarter, the Company acquired a 49% equity interest in SussexMortgage.com LLC, a mortgage banking joint venture with National City Mortgage Inc. SussexMortgage.com LLC is expected to commence operations in the third quarter of 2005, and substantially replace the mortgage banking business now being undertaken by the Bank's residential mortgage banking division. Loans originated by SussexMortgage.com LLC will be funded by third parties that will generate fee income net of origination costs.

CRITICAL ACCOUNTING POLICIES
----------------------------

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 13, 15 and 17 of this Form 10-QSB for the provision and allowance for loan losses.

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

                              RESULTS OF OPERATIONS
                              ---------------------

               Three Months ended June 30, 2005 and June 30, 2004
               --------------------------------------------------

Overview
--------

      The Company realized net income of $666 thousand for the second quarter of 2005, an increase of $275 thousand, or 70.3%, from the $391 thousand reported for the same period in 2004. Basic earnings per share increased from $0.21 in the second quarter of 2004 to $0.22 for the second quarter of 2005 and diluted earnings per share increased from $0.20 in the second quarter of 2004 to $0.22 for the quarter ended June 30, 2005.

      The results reflect an increase in net interest income, primarily due to increased loan interest income, coupled with increases in non-interest income associated with an increase in service fees on deposit accounts, partially offset by increases in non-interest expenses due to advertising promotions and professional fees.

Comparative Average Balances and Average Interest Rates
-------------------------------------------------------

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2005 and 2004.

                                                                   Three Months Ended June 30,
(dollars in thousands)                                    2005                                    2004
-------------------------------------------------------------------------------------------------------------------
                                            Average                   Average     Average                   Average
Earning Assets:                             Balance    Interest (1)   Rate (2)    Balance   Interest (1)    Rate (2)
-------------------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt (3)                       $  27,997    $     426       6.10%   $  22,083    $     293        5.34%
      Taxable                                 47,033          433       3.69%      52,209          419        3.23%
-------------------------------------------------------------------------------------------------------------------
Total securities                              75,030          859       4.59%      74,292          712        3.86%
Total loans receivable (4)                   175,554        2,869       6.55%     142,103        2,161        6.12%
Other interest-earning assets                 11,120           82       2.96%       9,107           24        1.04%
-------------------------------------------------------------------------------------------------------------------
Total earning assets                         261,704    $   3,810       5.84%     225,502    $   2,897        5.17%

Non-interest earning assets                   23,830                               24,869
Allowance for loan losses                     (1,903)                              (1,907)
----------------------------------------------------                            ---------
Total Assets                               $ 283,631                            $ 248,464
====================================================                            =========

Sources of Funds:
Interest bearing deposits:
      NOW                                  $  43,490    $      67       0.62%   $  44,319    $      49        0.44%
      Money market                            21,027          107       2.04%      13,357           36        1.08%
      Savings                                 63,977          111       0.70%      66,557          108        0.65%
      Time                                    64,439          410       2.55%      57,879          300        2.08%
-------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits              192,933          695       1.45%     182,113          493        1.09%
      Borrowed funds                          14,000          161       4.55%      11,000          132        4.75%
      Junior subordinated debentures           5,155           86       6.60%       5,155           61        4.68%
-------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           212,088    $     942       1.78%     198,268    $     686        1.39%

Non-interest bearing liabilities:
      Demand deposits                         38,016                               32,668
      Other liabilities                        1,530                                2,231
----------------------------------------------------                            ---------
Total non-interest bearing liabilities        39,546                               34,899
Stockholders' equity                          31,997                               15,297
----------------------------------------------------                            ---------
Total Liabilities and Stockholders'Equity  $ 283,631                            $ 248,464
====================================================                            =========

----------------------------------------------------    --------------------                 ----------------------
Net Interest Income and Margin (5)                      $   2,868       4.40%                $   2,211        3.94%
====================================================    ====================                 ======================

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for "TEFRA"(Tax and Equity Fiscal Responsibility Act) disallowance
(4) Loans  outstanding  include  non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

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

      Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $657 thousand, or 29.7%, to $2.9 million for the three months ended June 30, 2005 compared to $2.2 million for the same three month period in 2004. The net interest margin increased, on a fully taxable equivalent basis, by 46 basis points to 4.40% for the three months ended June 30, 2005 compared to 3.94% for the same period in 2004.

Interest Income
---------------

      Total interest income, on a fully taxable equivalent basis, increased by $913 thousand to $3.8 million for the three months ended June 30, 2005 compared to $2.9 million in the same period in 2004. Total average earning assets increased by $36.2 million to $261.7 million from $225.5 million for the three months ended June 30, 2004. The repositioning of average balances in higher yielding loans and the increase in market rates of interest have increased the average rate earned 67 basis points from 5.17% for the second quarter of 2004 to 5.84% in the same period in 2005.

      Total interest income on securities, on a fully taxable equivalent basis, increased $147 thousand, or 20.6%, from the three months ended June 30, 2004 to the same period in 2005. As the average balance of total securities increased $738 thousand, the average rate earned increased 73 basis points, from 3.86% in the second quarter of 2004 to 4.59% for the second quarter of 2005. The increase in the average balances of the securities portfolio reflects a $5.2 million reduction in taxable securities and a $5.9 million increase in tax-exempt securities. The increase in yield was accomplished through the repositioning of these securities and the tax equivalent effect on the interest earned in an increasing market rate environment.

      Comparing the average balance in the loan portfolio for the three months ended June 30, 2004 to same period in 2005, the average balance in loans increased $33.5 million, or 23.5%, while the interest earned on total loans increased $708 thousand, or 32.8%. The average rate earned on loans increased 43 basis points from 6.12% for the three months ended June 30, 2004 to 6.55% for the same period in 2005. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio.

Interest Expense
----------------

      The Company's interest expense for the three months ended June 30, 2005 increased $256 thousand, or 37.3 %, to $942 thousand from $686 thousand for the same period in 2004, as the balance in average interest-bearing liabilities increased $13.8 million, or 7.0% to $212.1 million from $198.3 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 39 basis points from 1.39% for the three months ended June 30, 2004 to 1.78% for the same period in 2005.

      The increases in both interest expense and rate reflect both a restructuring of the deposit portfolio as time deposits continue to reprice at higher market rates of interest and increased balances in money market accounts. Several large municipal accounts transferred balances from our public fund NOW account to the public fund money market account from the second quarter of 2004 to the same period in 2005. To attract municipal accounts, a higher incentive rate was offered on the public fund money market account. As municipal balances were transferred from NOW accounts, the NOW accounts average balance decreased $829 thousand and the money market accounts average balance increased $7.7 million in the second quarter of 2005 compared to three month period ended June 30, 2004. The average balance in time deposits increased $6.6 million from $57.9 million in the second quarter of 2004 to $64.4 million during the same period in 2005 due to the Company actively promoting competitive market rates of interest.

      For the quarter ended June 30, 2005, the Company's average borrowed funds were $14.0 million compared to average borrowed funds of $11.0 million during the second quarter of 2004. The balance at June 30, 2005 consisted of four convertible notes totaling $12.0 million and $2.0 million in repurchase agreements from the Federal Home Loan Bank. The average rate paid on total borrowed funds has decreased 20 basis points from the second quarter of 2004 to the same period in 2005, as the rates paid on the newer borrowings were at lower market rates of interest. In the third quarter of 2002, the Company issued $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 6.60% for the three months ended June 30, 2005, up 192 basis points from 4.68% in the same period of 2004.

Provision for Loan Losses
-------------------------

      The provision for loan losses for the second quarter of 2005 was $206 thousand compared to a provision of $105 thousand in the second quarter of 2004, an increase of $101 thousand. The increase in the provision from the second quarter of 2004 to the same quarter in 2005 was due to substantial loan growth mainly in commercial and non-residential real estate. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income
-------------------

      The Company's non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State, service charges on deposit accounts and mortgage banking fees.

      The Company's non-interest income increased by $157 thousand, or 13.5%, to $1.3 million for the three months ended June 30, 2005 from $1.2 million for the same period in 2004. In February of 2005 the Company began a new "no-return" overdraft privilege program. Service fees on deposit accounts have consequently increased $124 thousand, or 64.9%, to $315 thousand in the second quarter of 2005 from $191 thousand during the same period in 2004. ATM and debit card income increased 10.25% as customer usage has increased, and investment brokerage fee income increased 37.5% due to a slightly stronger market in the second quarter of 2005 over the same period in 2004. Mortgage banking fee income decreased 36.0% between the same two periods, due to a decline in originations and greater competition. Insurance commission income from Tri-State increased by $18 thousand to $622 thousand in the current second quarter from $604 thousand in the second quarter of 2004.

Non-Interest Expense
--------------------

      Total non-interest expense increased from $2.6 million in the second quarter of 2004 to $2.9 million in the second quarter of 2005, an increase of $280 thousand, or 10.6%. Salaries and employee benefits, the largest component of non-interest expense, increased $95 thousand, or 6.3%. This increase reflects customary annual salary increases for the Bank's and Tri-State's existing staff. Furniture and equipment expense has increased $61 thousand, or 29.0%, to $271 thousand from the three months ended June 30, 2004 to the same period in 2005 from a major computer hardware upgrade and system software conversion in May of 2004 and the additional expenses associated with increased office locations. Professional fees have increased $60 thousand in the second quarter of 2005 to $134 thousand due to the preparation for implementation of the Sarbanes Oxley Act Section 404 and the hiring of an internal audit firm to administer the documentation and review of the Company's internal controls. Advertising and promotion expenses have increased $54 thousand in the second quarter of 2005 over the same period in 2004 due to increased advertisements for deposit product rate promotions and the fees associated with a new cross-selling initiative program.

      Although insurance commissions and fees increased 3.0% over the three month period ended June 30, 2005 from 2004, our insurance operations reported reduced net earnings in the three month period of 2005 compared to 2004. For the three months ended June 30, 2005, our insurance operations earned income before income taxes of $42 thousand, a decline from the $72 thousand earned in the year ago period. The decline in reported net earnings of our insurance operations reflects increased amortization expense of $15 thousand from the purchase of the book of business on an acquired insurance agency in 2003. Under the terms of the 2003 purchase, the amortization expense increased to $30 thousand in the second quarter of 2005 from $15 thousand in the second quarter of 2004. Amortization of this book of business will end in December of 2005. In addition, net income from insurance operations declined in the first quarter of 2005 by $18 thousand, reflecting a more competitive insurance market and greater salary expense due to the hiring of additional staff.

Income Taxes
------------

      The Company's income tax provision, which includes both federal and state taxes, was $272 thousand and $152 thousand for the three months ended June 30, 2005 and 2004, respectively. This increase in income taxes resulted from an increase in income before taxes of $395 thousand, or 72.7% for the three months ended June 30, 2005 as compared to the same period in 2004. The Company's effective tax rate of 29% and 28% for the three months ended June 30, 2005 and 2004, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

                Six Months ended June 30, 2005 and June 30, 2004
                ------------------------------------------------

Overview
--------

      For the six months ended June 30, 2005, net income was $1.2 million, an increase of $424 thousand, or 55.6%, from the $762 thousand reported for the same period in 2004. Basic earnings per share were $0.39 for the six months ended June 30, 2005 compared to $0.42 for the six-month period ended June 30, 2004. Diluted earnings per share were $0.39 for the six months ended June 30, 2005, a decrease from $0.40 from the first six months of 2004. The decrease in both basic earnings per share and diluted earnings per share was due to a capital offering that closed in December 2004. As a result of the offering, common stock outstanding increased by 1,131,150 shares, or 60.7%, to 2,994,874 shares outstanding at December 31, 2004.

Comparative Average Balances and Average Interest Rates
-------------------------------------------------------

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2005 and 2004.

                                                                  Six Months Ended June 30,
(Dollars in thousands)                                   2005                                    2004
------------------------------------------------------------------------------------------------------------------
                                            Average                  Average      Average                  Average
Earning Assets:                             Balance    Interest (1)  Rate (2)     Balance    Interest (1)  Rate (2)
------------------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt (3)                       $  27,749   $      845      6.14%    $   22,172   $      589      5.34%
      Taxable                                 47,954          880      3.70%        52,349          885      3.40%
------------------------------------------------------------------------------------------------------------------
Total securities                              75,703        1,725      4.60%        74,521        1,474      3.98%
Total loans receivable (4)                   169,676        5,489      6.52%       138,719        4,262      6.18%
Other interest-earning assets                 11,098          146      2.64%         9,255           48      1.05%
------------------------------------------------------------------------------------------------------------------
Total earning assets                         256,477   $    7,360      5.79%       222,495   $    5,784      5.23%

Non-interest earning assets                   23,813                                24,527
Allowance for loan losses                     (2,051)                               (1,842)
----------------------------------------------------                            ----------
Total Assets                               $ 278,239                            $  245,180
====================================================                            ==========

Sources of Funds:
Interest bearing deposits:
      NOW                                    $42,573         $124      0.59%    $   47,066   $      107      0.46%
      Money market                            21,143          199      1.90%         8,784           42      0.97%
      Savings                                 65,214          226      0.70%        66,097          215      0.65%
      Time                                    62,039          724      2.35%        57,941          603      2.09%
------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits              190,969        1,273      1.34%       179,888          967      1.08%
      Borrowed funds                          12,484          292      4.65%        11,000          265      4.77%
      Junior subordinated debentures           5,155          164      6.32%         5,155          121      4.64%
------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           208,608   $    1,729      1.67%       196,043   $    $1,353     1.39%

Non-interest bearing liabilities:
      Demand deposits                         36,295                                31,826
      Other liabilities                        1,451                                 2,159
----------------------------------------------------                            ----------
Total non-interest bearing liabilities        37,746                                33,985
Stockholders' equity                          31,885                                15,152
----------------------------------------------------                            ----------
Total Liabilities and Stockholders' Equity $ 278,239                            $  245,180
====================================================                            ==========

----------------------------------------               ---------------------                 ---------------------
Net Interest Income and Margin (5)                     $    5,631      4.43%                 $    4,431      4.01%
========================================               =====================                 =====================

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

Net Interest Income
-------------------

      Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $1.2 million, or 27.1%, to $5.6 million for the six months ended June 30, 2005 compared to $4.4 million for the same six month period in 2004. The net interest margin increased, on a fully taxable equivalent basis, by 42 basis points to 4.43% for the six months ended June 30, 2005 compared to 4.01% for the same period in 2004.

Interest Income
---------------

      Total interest income, on a fully taxable equivalent basis, increased by $1.6 million, or 27.2%, to $7.4 million for the six months ended June 30, 2005 compared to $5.8 million in the first six months of 2004. Total average earning assets increased by $34.0 million to $256.5 million in the current six month period from $222.5 million for the six months ended June 30, 2004. The growth in higher yielding loan average balances in an increasing market rate of interest environment have increased the average rate earned on earning assets 56 basis points from 5.23% for the first six months of 2004 to 5.79% in the same period in 2005.

      Total interest income on securities, on a fully taxable equivalent basis, increased $251 thousand, or 17.0%, from the six months ended June 30, 2004 to the same period in 2005. As the average balance of total securities increased $1.2 million, the average rate earned increased 62 basis points, from 3.98% in the first six months of 2004 to 4.60% for the same period in 2005. The increase in yield was accomplished by repositioning taxable securities with tax-exempt securities and the tax equivalent effect on the interest earned in an increasing market rate environment.

      The average balance in the loan portfolio for the six months ended June 30, 2005 increased $30.1 million, or 22.3%, from the first six months of 2004. The interest earned on total loans increased $1.2 million, or 28.8% as the average rate earned on loans increased 34 basis points from 6.18% for the six months ended June 30, 2004 to 6.52% for the same period in 2005. The growth in our loan portfolio is a result of the reorganization of our loan department undertaken after our retention of Tammy Case, our Executive Vice-President, Loan Administration in July 2004.

Interest Expense
----------------

      Interest expense increased $376 thousand to $1.7 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004 as the average balance in interest bearing liabilities increased $12.6 million, to $208.6 million for the first six months of 2005 from $196.0 million in the same period in 2004 as a result of increases in market rates of interest and time deposit promotions. The average rate paid on interest bearing liabilities increased 28 basis points to 1.67% for the first six months of 2005 from 1.39% for the six months ended June 30, 2004.

      The Company's interest expense on deposit liabilities for the six months ended June 30, 2005 increased $306 thousand, or 31.6 %, to $1.3 million from $967 thousand for the same period in 2004, as the balance in average interest-bearing liabilities increased $12.6 million, or 6.4% to $208.6 million from $196.0 million between the same two periods.

      The average rate paid on total interest-bearing deposits has increased by 26 basis points from 1.08% for the six months ended June 30, 2004 to 1.34% for the same period in 2005. The increase reflects the growth in time deposits through promotional rate incentives and money market deposits, largely through the increase in municipal deposits. As municipal NOW account balances were transferred to higher incentive rate money market accounts, the NOW accounts average balance decreased $4.5 million and the money market accounts average balance increased $12.4 million in the first six months of 2005 compared to the six month period ended June 30, 2004. Time deposit average balances increased by $4.1 million, or 7.1%, to $62.0 million for the first six months of 2005 from $57.9 million during the first half of 2004.

      For the six months ended June 30, 2005, the Company's average borrowed funds increased $1.5 million to $12.5 million from $11.0 million for the first six months of 2004. The Company's $5.2 million in junior subordinated debentures bear a floating rate of interest, which averaged 6.32% for the six months ended June 30, 2005, up 168 basis points from 4.64% in the same period of 2004.

Provision for Loan Losses
-------------------------

      The provision for loan losses for the first half of 2005 was $341 thousand compared to a provision of $253 thousand in the first six months of 2004, an increase of $88 thousand. The increase in the provision between periods was due to substantial loan growth mainly in commercial and non-residential real estate.

Non-Interest Income
-------------------

      The Company's non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.

      The Company's non-interest income increased by $108 thousand, or 4.7%, to $2.4 million for the six months ended June 30, 2005 from $2.3 million for the same period in 2004. Service fees on deposit accounts increased $169 thousand to $551 thousand in the first six months of 2005 from $382 thousand during the same period in 2004. Fees from the Company's new "no-return" overdraft privilege program have increase overdraft fee income 44.2% in the first six months of 2005 from the same period last year. Mortgage banking fees have decreased 102.5% to $161 thousand for the first six months of 2005 from $326 thousand during the same period in 2004 due to a decline in originations and greater competition.

Non-Interest Expense
--------------------

      Total non-interest expense increased from $5.3 million in the first six months of 2004 to $5.8 million in the first six months of 2005, an increase of $555 thousand, or 10.5%. The largest percent increases were in professional fees, advertising and promotion and amortization of intangible assets. Professional fees have increased $92 thousand or 58.6% in the first six months of 2005 to $249 thousand due to higher costs associated with the implementation of Sarbanes Oxley Act Section 404. Advertising and promotion expenses have increased $83 thousand or 45.4% in the first six months of 2005 over the same period in 2004 due to increased advertisements for deposit product rate promotions and the fees associated with a new cross-selling initiative program.

      As insurance commissions and fees increased 4.0% over the six month period ended June 30, 2005 from the same period in 2004, our insurance operations reported a reduction in income before income taxes of $72 thousand or 52.9% as depreciation and amortization on intangible assets increased $33 thousand or 63.5% in the six month period ending June 30, 2005 compared to 2004. In addition, net income from insurance operations declined in the first half of 2005 by $44 thousand, due to a competitive insurance policy renewal market and an increase in staff resulting in higher salary and benefit expenses.

Income Taxes
------------

      The Company's federal and state income tax provision was $451 thousand for the six months ended June 30, 2005 compared to $287 thousand recorded for the first half of 2004. This increase in income taxes resulted from an increase in income before taxes of $588 thousand, or 56.1% for the six months ended June 30, 2005 as compared to the same period in 2004. The Company's effective tax rate of 27% for both six month periods is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

                               FINANCIAL CONDITION
                               -------------------

                 June 30, 2005 as compared to December 31, 2004
                 ----------------------------------------------

      At June 30, 2005 the Company had total assets of $290.4 million compared to total assets of $278.3 million at December 31, 2004, an increase of $12.1 million. Loans receivable increased $29.4 million, or 18.7%, to $186.3 million at June 30, 2005 from $156.9 million at December 31, 2004. Total deposits increased to $236.3 million at June 30, 2005 from $229.8 million at December 31, 2004 and borrowings increased $4.0 million to $14.0 million at June 30, 2005.

Cash and Cash Equivalents
-------------------------

      The Company's cash and cash equivalents decreased by $12.9 million at June 30, 2005 to $16.4 million from $29.3 million at December 31, 2004. This decrease reflects the Company's decrease in federal funds sold of $16.7 million to $2.2 million at June 30, 2005 from $18.9 million at year-end 2004. This decrease in federal funds sold funded the Company's growth in the loan portfolio.

Securities Portfolio
--------------------

      The Company's securities, available for sale, at fair value, decreased $2.1 million from $74.7 million at December 31, 2004 to $72.7 million at June 30, 2005. The Company purchased $4.4 million in new securities during the first half of 2005, $5.3 million in available for sale securities matured or were repaid, $1.0 million in available for sale securities were called and there were no sales in the first six months of 2005. Six month balances increased in state and municipal tax-exempt securities, at fair value, by $1.7 million to $27.6 million as paydowns exceeded purchases in taxable securities, at fair value, for a net decrease of $3.8 million to $45.0 million. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2005. There were no held to maturity securities at June 30, 2005 or at December 31, 2004.

Loans
-----

      Total loans at June 30, 2005 increased $29.4 million, or 18.7% to $186.3 million from $156.9 million at year-end 2004. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio. The Company has also increased its activity in the loan participation market. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company's legal lending limit. The balances in all major loan categories have increased from December 31, 2004 to June 30, 2005. The largest increases were a $19.3 million, or 27.7%, increase in non-residential real estate loans, a $2.9 million, or 28.5%, increase in construction and land development loans and a $2.0 million, or 14.1%, increase in commercial and industrial loans.

      The increase in loans was funded during the first six months of 2005 by a decrease in the Company's federal funds sold, cash flows from repayments on securities as well as increased deposits and borrowings from the Federal Home Loan Bank. The loan to deposit ratios at June 30, 2005 and December 31, 2004 were 78.8% and 68.3%, respectively.

Loan and Asset Quality
----------------------

      Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned ("OREO"). The Company's non-accrual loans decreased to $1.0 million at June 30, 2005 from $1.3 million at December 31, 2004. There were $75 thousand in past due loans over 90 days and still accruing and $50 thousand in renegotiated loans at June 30, 2005. The Company had one OREO property valued at $270 thousand at June 30, 2005 and none at December 31, 2004.

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

      The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)                                June 30, 2005  December 31, 2004
---------------------------------------------------------------------------------------
Non-accrual loans                                            $1,005             $1,304
Non-accrual loans to total loans                              0.54%              0.83%
Non-performing assets to total assets                         0.48%              0.48%
Allowance for loan losses as a % of non-performing loans    190.97%            169.96%
Allowance for loan losses to total loans                      1.16%              1.45%
---------------------------------------------------------------------------------------

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

      In April of 2005 the Company began an allowance for overdraft losses, providing for losses in conjunction with the new no-return overdraft privilege program. Included in the total allowance for loan losses was a provision of $11 thousand, and net charge-offs of $9 thousand for the first six months of 2005, as the first charge-offs were recorded under the new program.

      At June 30, 2005, the allowance for loan losses was $2.2 million, a decrease of $116 thousand from the $2.3 million at December 31, 2004. The provision for loan losses was $341 thousand and there were $609 thousand in charge-offs and $152 thousand in recoveries for the first six months of 2005. The allowance for loan losses as a percentage of total loans was 1.16% at June 30, 2005 compared to 1.45% on December 31, 2004. At December 31, 2004 the allowance held specific reserves for the potential charge off of several loans in the loan portfolio. During the first half of 2005, $418 thousand was charged off relating to delinquent loans, $180 thousand was charged off on the write down of a property the Company foreclosed on and $150 thousand was recovered on a loan previously charged off.

      Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits
--------

      Total deposits increased $6.5 million, or 2.8%, from $229.8 million at December 31, 2004 to $236.3 million at June 30, 2005. Non-interest bearing deposits increased $2.3 million, or 6.6% to $36.7 million at June 30, 2005 from $34.5 million at December 31, 2004 and interest-bearing deposits increased $4.2 million, or 2.2%, to $199.6 million at June 30, 2005 from $195.4 million at December 31, 2004. Total time deposits balances increased $8.0 million, or 12.8%, from $63.2 million at December 31, 2004 to $71.2 million at June 30, 2005 while other interest bearing deposit account balances decreased $3.8 million, or 2.9%, to $128.4 million at June 30, 2005 from $132.2 million at December 31, 2004. The shift from other interest-bearing deposits to time deposits, mainly from public fund accounts and a select savings account product for senior citizens, is market driven as the Company has increased interest rates paid on short term time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings
----------

      Borrowings consist of long term advances and repurchase agreements from the Federal Home Loan Bank. The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. As of June 30, 2005 the Company had $12.0 million in notes outstanding at an average interest rate of 4.71% compared to $10.0 million in notes outstanding at an average rate of 4.85% for the year ended December 31, 2004. The long-term borrowings consist of three notes that mature on December 21, 2010 and one that matures on March 29, 2015 all with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates. The interest rate on these borrowings ranges from 3.48% to 5.14%. In March of 2005 the Company purchased $2.0 million in securities sold under agreements to repurchase at an average rate of 3.62%; $1.0 million matures in September of 2005 and the second $1.0 million matures in March of 2006.

Junior Subordinated Debentures
------------------------------

      On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR rate plus 365 basis points and adjusted quarterly. The rate at June 30, 2005 was 6.59%. The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

      As a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", we deconsolidated our wholly-owned subsidiary Sussex Capital Trust I, referred to as the "Trust", from our consolidated financial statements as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve is allowing trust preferred securities to continue to qualify as Tier 1 Capital subject to specified limitations. The adoption of FIN 46 did not have an impact on our results of operations or liquidity.

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

      Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through the first six months of 2005, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At June 30, 2005 the percentages of change were within policy limits.

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

      The following table sets forth our interest rate risk profile at June 30, 2005 and 2004. The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

                                   June 30, 2005               June 30, 2004
                            ----------------------------------------------------
                              Change in     Gap as a     Change in    Gap as a
                                                            Net
                            Net Interest      % of       Interest       % of
(Dollars in thousands)         Income     Total Assets    Income    Total Assets
--------------------------------------------------------------------------------
Down 200 basis points          ($792)        13.79%       ($584)       11.66%
Down 100 basis points           (190)         6.62%        (147)        5.86%

Up 100 basis points             (58)         -2.04%        (70)        -2.80%
Up 200 basis points             (172)        -2.99%        (211)       -4.22%
--------------------------------------------------------------------------------

Liquidity
---------

      It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2005, had the ability to borrow up to $18.2 million against its one to four family mortgages and selected investment securities as collateral for borrowings, of which the Company had outstanding long-term borrowings totaling $12.0 million and $2.0 million in securities sold under an agreement to repurchase. The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $12.3 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

      At June 30, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied. At June 30, 2005, liquid investments totaled $16.4 million, and all mature within 30 days.

      At June 30, 2005, the Company had $72.7 million of securities classified as available for sale. Of these securities, $36.6 million had $456 thousand of unrealized losses and therefore are not available for liquidity purposes because management's intent to hold them until market recovery.

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

Off-Balance Sheet Arrangements
------------------------------

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at June 30, 2005 totaled $58.1 million.

This consisted of $32.0 million in commitments to grant commercial real estate, construction and land development loans, $12.4 million in home equity lines of credit, and $13.7 million in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

      Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Capital Resources
-----------------

      Stockholders'  equity inclusive of accumulated other comprehensive  income
(loss), net of income taxes, was $32.6 million at June 30, 2005, an increase of $942 thousand from the $31.6 million at year-end 2004. Activity in stockholders' equity consisted of net proceeds from common stock issuances of $183 thousand, a net increase in retained earnings of $765 thousand derived from $1.2 million in net income earned in the first half of 2005, offset by $421 thousand for the payment of cash dividends and a $6 thousand unrealized loss on securities available for sale, net of income tax of $3 thousand.

      At June 30, 2005 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at June 30, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

(Dollars in thousands)                 Amount        Ratio     Minimum   Minimum
                                                                Amount    Ratio
--------------------------------------------------------------------------------
The Company:
     Leverage Capital                 $34,784       12.37%    $>11,245      4%
                                                               -
     Tier 1 - Risk Based               34,784       16.85%      >8,258      4%
                                                                -
     Total Risk-Based                  36,953       17.90%     >16,516      8%
                                                               -
The Bank:
     Leverage Capital                  27,092        9.73%     >11,138      4%
                                                               -
     Tier 1 Risk-Based                 27,092       13.18%      >8,219      4%
                                                                -
     Total Risk-Based                  29,261       14.24%     >16,439      8%
                                                               -
--------------------------------------------------------------------------------

Effect of Inflation
-------------------

      Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the level of interest rates has a more significant impact on a financial institution's performance than effects of general levels of inflation. Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which prices are affected by inflation. Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of the Company's assets and liabilities are more indicative of its ability to maintain acceptable performance levels. Management of the Company monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities to gap, thus seeking to minimize the potential effect of inflation.

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

                                                                                    Maximum
                                                               Total Number        Number of
                                                                 of Shares        Shares that
                                                               Purchased as        May Yet Be
                           Total Number                      Part of Publicly      Purchased
                            of Shares      Average Price     Announced Plans    Under the Plans
       Period               Purchased      Paid per Share      or Programs        or Programs
       ------               ---------      --------------      -----------        -----------
April 1, 2005 through
April 30, 2005                  -                -                  -                  -

May 1, 2005 through

May 31, 2005                  2,000            $13.55             2,000              65,992

June 1, 2005 through
June 30, 2005                   -                -                  -                  -
                          -------------------------------------------------------------------

Total                         2,000            $13.55             2,000              65,992
                          ===================================================================

Item 3.  Defaults upon Senior Securities
         -------------------------------

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      On April 27, 2005, the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors and approval of the Company's 2004 Equity Incentive Plan.

      Nominees for election to the Board of Directors received the following votes:

           Nominees:                      For            Withhold Authority
           --------                       ---            ------------------
           Patrick Brady              2,705,593                60,665
           Edward J. Leppert          2,728,189                38,069
           Richard Scott              2,728,689                37,569
           Joseph Zitone              2,475,386               290,872
           Richard Branca             2,703,261                62,997

      Proposal for the 2004 Equity Incentive Plan:

                             For                     Against
                             ---                     -------
                           1,536,144                 320,224

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