Form 10QSB
period 2005-09-30
SUSSEX BANCORP
filed 2005-11-14
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

As of November 9, 2005 there were 3,021,284 shares of common stock, no par value, outstanding.

                                 SUSSEX BANCORP
                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                           Page(s)

Item 1.    Financial Statements (Unaudited)                               3

Item 2.    Management's Discussion and Analysis of                        10
           Results of Operations and Financial Condition

Item 3.    Controls and Procedures                                        20


Part II - Other Information

Item 1.    Legal Proceedings                                              21

Item 2.    Unregistered Sales of Equity Securities and
           Use of Proceeds                                                21

Item 3.    Defaults upon Senior Securities                                21

Item 4.    Submission of Matters to a Vote of Security Holders            21

Item 5.    Other Information                                              21

Item 6.    Exhibits                                                       21

Signatures                                                                21

Exhibits                                                                  22


                                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                               SUSSEX BANCORP
                                        CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                                (Unaudited)

ASSETS                                                                  September 30, 2005    December 31, 2004
------                                                                  ----------------------------------------
Cash and due from banks                                                 $            9,800    $           10,434
Federal funds sold                                                                   8,900                18,860
                                                                        ------------------    ------------------
   Cash and cash equivalents                                                        18,700                29,294

Interest bearing time deposits with other banks                                        500                 3,900
Securities available for sale                                                       66,203                74,736
Federal Home Loan Bank Stock, at cost                                                  900                   690

Loans receivable, net of unearned income                                           203,653               156,916
   Less:  allowance for loan losses                                                  2,394                 2,274
                                                                        ------------------    ------------------
        Net loans receivable                                                       201,259               154,642

Premises and equipment, net                                                          5,806                 5,618
Accrued interest receivable                                                          1,523                 1,330
Goodwill                                                                             2,334                 2,334
Other assets                                                                         6,728                 5,731
                                                                        ------------------    ------------------

Total Assets                                                            $          303,953    $          278,275
                                                                        ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing                                              $           37,355    $           34,451
      Interest bearing                                                             207,767               195,376
                                                                        ------------------    ------------------
   Total Deposits                                                                  245,122               229,827

Borrowings                                                                          18,000                10,000
Accrued interest payable and other liabilities                                       2,652                 1,641
Junior subordinated debentures                                                       5,155                 5,155
                                                                        ------------------    ------------------

Total Liabilities                                                                  270,929               246,623

Stockholders' Equity:
   Common stock, no par value, authorized 5,000,000 shares;
       issued and outstanding 3,177,325 in 2005 and 2,994,874 in 2004               27,688                25,397
   Retained earnings                                                                 5,382                 6,116
   Accumulated other comprehensive income (loss)                                       (46)                  139
                                                                        ------------------    ------------------

Total Stockholders' Equity                                                          33,024                31,652
                                                                        ------------------    ------------------

Total Liabilities and Stockholders' Equity                              $          303,953    $          278,275
                                                                        ==================    ==================


                               See Notes to Consolidated Financial Statements


                                                    SUSSEX BANCORP
                                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Dollars In Thousands Except Per Share Data)
                                                     (Unaudited)

                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                              ---------------------------------   ---------------------------------
                                                                   2005              2004              2005              2004
                                                              ---------------   ---------------   ---------------   ---------------
INTEREST INCOME
   Loans receivable, including fees                           $         3,259   $         2,260   $         8,748   $         6,522
   Securities:
      Taxable                                                             400               483             1,280             1,368
      Tax-exempt                                                          285               221               877               634
   Federal funds sold                                                      65                10               184                41
   Interest bearing deposits                                               14                13                41                30
                                                              ---------------   ---------------   ---------------   ---------------
         Total Interest Income                                          4,023             2,987            11,130             8,595
                                                              ---------------   ---------------   ---------------   ---------------

INTEREST EXPENSE
   Deposits                                                               877               493             2,150             1,460
   Borrowings                                                             169               130               461               395
   Junior subordinated debentures                                          92                66               256               187
                                                              ---------------   ---------------   ---------------   ---------------
        Total Interest Expense                                          1,138               689             2,867             2,042
                                                              ---------------   ---------------   ---------------   ---------------

        Net Interest Income                                             2,885             2,298             8,263             6,553
PROVISION FOR LOAN LOSSES                                                 206               120               547               373
                                                              ---------------   ---------------   ---------------   ---------------
        Net Interest Income after Provision for Loan Losses             2,679             2,178             7,716             6,180
                                                              ---------------   ---------------   ---------------   ---------------

OTHER INCOME
   Service fees on deposit accounts                                       334               175               885               557
   ATM and debit card fees                                                 90                87               259               237
   Insurance commissions and fees                                         536               526             1,753             1,696
   Mortgage banking fees                                                   48               130               209               456
   Investment brokerage fees                                              104                96               234               217
   Net gain on sale of securities, available for sale                      42                11                42                11
   Other                                                                  113                84               310               252
                                                              ---------------   ---------------   ---------------   ---------------
      Total Other Income                                                1,267             1,109             3,692             3,426
                                                              ---------------   ---------------   ---------------   ---------------

OTHER EXPENSES
   Salaries and employee benefits                                       1,610             1,564             4,813             4,654
   Occupancy, net                                                         246               225               734               639
   Furniture, equipment and data processing                               267               247               789               659
   Stationary and supplies                                                 43                43               131               126
   Professional fees                                                      136                81               385               238
   Advertising and promotion                                              108                96               374               279
   Insurance                                                               33                41               121               126
   Postage and freight                                                     41                39               131               130
   Amortization of intangible assets                                       61                51               188               145
   Other                                                                  311               354             1,015             1,015
                                                              ---------------   ---------------   ---------------   ---------------
      Total Other Expenses                                              2,856             2,741             8,681             8,011
                                                              ---------------   ---------------   ---------------   ---------------

       Income before Income Taxes                                       1,090               546             2,727             1,595
PROVISION FOR INCOME TAXES                                                338               143               789               430
                                                              ---------------   ---------------   ---------------   ---------------
      Net Income                                              $           752   $           403   $         1,938   $         1,165
                                                              ===============   ===============   ===============   ===============

EARNINGS PER SHARE
                                                              ---------------   ---------------   ---------------   ---------------
   Basic                                                      $          0.24   $          0.21   $          0.61   $          0.61
                                                              ===============   ===============   ===============   ===============

                                                              ---------------   ---------------   ---------------   ---------------
   Diluted                                                    $          0.23   $          0.20   $          0.61   $          0.58
                                                              ===============   ===============   ===============   ===============

                                    See Notes to Consolidated Financial Statements


                                                      SUSSEX BANCORP
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Nine Months Ended September 30, 2005 and 2004
                                     (Dollars in thousands, except per share amounts)

                                                                                             Accumulated
                                                       Number of                                    Other                   Total
                                                          Shares       Common     Retained  Comprehensive   Treasur  Stockholders'
                                                     Outstanding        Stock     Earnings  Income (Loss)      Stock       Equity
                                                     -----------        -----     --------  -------------      -----       ------
Balance December 31, 2003                              1,811,460   $    9,616   $    5,040   $      248   $       --   $   14,904
Comprehensive income:
   Net income                                                 --           --         1165           --           --        1,165
   Change in unrealized gains (losses) on securities
       available for sale, net of tax                         --           --           --          130           --          130
                                                                                                                       ----------
Total Comprehensive Income                                 1,295

Treasury shares purchased                                 (1,346)          --           --           --          (23)         (23)
Treasury shares retired                                       --          (23)          --           --           23           --
Exercise of stock options                                 23,807          205           --           --           --          205
Income tax benefit of stock options exercised                 --           52           --           --           --           52
Shares issued through dividend reinvestment plan           8,267          137           --           --           --          137
Dividends on common stock ($.20 per share)                    --           --         (384)          --           --         (384)

                                                       --------------------------------------------------------------------------
Balance September 30, 2004                             1,842,188   $    9,987   $    5,821   $      378   $       --   $   16,186
                                                       ==========================================================================

Balance December 31, 2004                              2,994,874   $   25,397   $    6,116   $      139   $       --   $   31,652
Comprehensive income:
   Net income                                                 --           --        1,938           --           --        1,938
   Change in unrealized gains (losses) on securities
       available for sale, net of tax                         --           --           --         (185)          --         (185)
                                                                                                                       ----------
Total Comprehensive Income                                 1,753

Treasury shares purchased                                (13,150)          --           --           --         (187)        (187)
Treasury shares retired                                       --         (187)          --           --          187           --
Exercise of stock options                                 36,527          278           --           --           --          278
Income tax benefit of stock options exercised                 --           77           --           --           --           77
Shares issued through dividend reinvestment plan           7,773          109           --           --           --          109
Additional expenses for stock offering                        --          (25)          --           --           --          (25)
Dividends on common stock ($.20 per share)                    --           --         (633)          --           --         (633)
5% Stock Dividend                                        151,301        2,039       (2,039)          --           --           --

                                                       --------------------------------------------------------------------------
Balance September 30, 2005                             3,177,325   $   27,688   $    5,382   ($      46)  $       --   $   33,024
                                                       ==========================================================================

                                      See Notes to Consolidated Financial Statements


                                                   SUSSEX BANCORP
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                    --------------------------------
                                                                                         2005              2004
                                                                                    --------------    --------------
Cash Flows from Operating Activities
Net income                                                                          $        1,938    $        1,165
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                   547               373
   Provision for depreciation and amortization                                                 687               567
   Net amortization of securities premiums and discounts                                       192               456
   Net realized gain on sale of securities                                                     (42)              (11)
   Net gain on sale of equipment                                                               (12)               --
   Income tax benefit of stock options exercised                                                77                52
   Earnings on investment in life insurance                                                    (69)              (81)
   (Increase) decrease in assets:
       Accrued interest receivable                                                            (193)              (24)
       Other assets                                                                           (700)             (933)
   Increase in accrued interest payable and other liabilities                                1,011               189
                                                                                    --------------    --------------

Net Cash Provided by Operating Activities                                                    3,436             1,753
                                                                                    --------------    --------------

Cash Flows from Investing Activities
Securities available for sale:
   Purchases                                                                                (4,941)          (24,154)
   Proceeds from sale of securities                                                          2,995             7,291
   Maturities, calls and principal repayments                                               10,021            20,568
Net increase in loans                                                                      (47,434)          (14,988)
Purchases of premises and equipment                                                           (698)           (1,439)
(Increase) decrease in FHLB stock                                                             (210)               70
(Increase) decrease in interest bearing time deposits with other banks                       3,400            (7,400)
Purchase of investment in life insurance                                                        --            (1,500)
                                                                                    --------------    --------------

Net Cash Used in Investing Activities                                                      (36,867)          (21,552)
                                                                                    --------------    --------------

Cash Flows from Financing Activities
Net increase in deposits                                                                    15,295            16,073
Increase in federal funds purchased                                                             --             2,385
Increase (decrease) in borrowings                                                            8,000            (1,000)
Proceeds from the exercise of stock options                                                    278               205
Purchase of treasury stock                                                                    (187)              (23)
Expenses paid related to stock offering                                                        (25)               --
Dividends paid, net of reinvestments                                                          (524)             (247)
                                                                                    --------------    --------------

Net Cash Provided by Financing Activities                                                   22,837            17,393
                                                                                    --------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                       (10,594)           (2,406)

Cash and Cash Equivalents - Beginning                                                       29,294            15,496
                                                                                    --------------    --------------
Cash and Cash Equivalents - Ending                                                  $       18,700    $       13,090
                                                                                    ==============    ==============

Supplementary Cash Flows Information
Interest paid                                                                             $2,802               $2,041
                                                                                =================    =================
Income taxes paid                                                                           $361                 $597
                                                                                =================    =================
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans                                      $270                 $291
                                                                                =================    =================

                                   See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

1.  Basis of Presentation
    ---------------------

      The  consolidated  financial  statements  include  the  accounts of Sussex
Bancorp (the "Company") and its wholly-owned subsidiary Sussex Bank (the "Bank"). The Bank's wholly-owned subsidiaries are Sussex Bancorp Mortgage
Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., ("Tri-State") a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. Sussex Bank is also a 49% partner of Sussex Settlement Services, L.P, a title insurance agency whose registered office is located in King of Prussia, Pennsylvania. During the second quarter of 2005, the Bank also became the owner of 49% of the equity of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com commenced operations in the third quarter of 2005. The Bank operates eight banking offices all located in Sussex County, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

2.  Stockholders' Equity and Subsequent Events
    ------------------------------------------

      On October 19, 2005, the Board of Directors declared a 5% common stock dividend payable on November 29, 2005 to shareholders of record as of November 3, 2005. Accordingly, 151,301 shares of common stock will be issued to the Company's stockholders and $2,039,000 will be transferred from retained earnings to common stock. The effect of the stock dividend has been retroactively reflected as of September 30, 2005 in the consolidated balance sheet and the consolidated statement of stockholders' equity. The earnings per share amounts and dividend per share amounts disclosed in the consolidated financial statements and related footnote reflect the effect of the stock dividend on the number of outstanding shares for all periods.

      On November 8, 2005, Sussex Bancorp announced that its Sussex Bank subsidiary had entered into an agreement to purchase the Port Jervis, New York branch office of NBT Bank, N.A. As part of the transaction, Sussex Bank will assume approximately $6.0 million in deposits and acquire approximately $3.7 million in loans. The transaction is subject to regulatory approval and is expected to close in the first quarter of 2006.

3.  Earnings per Share
    ------------------

      Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted for the stock dividend discussed in note 2. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company relating to outstanding stock options and, for the 2004 period, guaranteed and contingently issuable shares from the acquisition of Tri-State. As of the fourth quarter of 2004, the Company had no additional obligation to issue further shares in connection with the acquisition of Tri-State Potential common shares related to stock options are determined using the treasury stock method.

      The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 19, 2005.


                                             Three Months Ended September 30, 2005    Three Months Ended September 30, 2004
                                             -------------------------------------   ---------------------------------------
                                                                         Per                                       Per
                                              Income       Shares       Share           Income       Shares       Share
(In thousands, except per share data)      (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
----------------------------------------------------------------------------------   ---------------------------------------
Basic earnings per share:
       Net income applicable to common
          stockholders                       $      752        3,170  $       0.24   $        403        1,931   $      0.21
                                                                      ============                               ===========
Effect of dilutive securities:
       Stock options                                 --           31                           --           58
       Deferred common stock payments for
          purchase of insurance agency               --           --                           --           18
--------------------------------------------------------------------                 -------------------------
Diluted earnings per share:
       Net income applicable to common stock-
          holders and assumed conversions    $      752        3,201        $0.23    $        403        2,007   $     0.20
==================================================================================   =======================================


                                             Nine Months Ended September 30, 2005     Nine Months Ended September 30, 2004
                                             -------------------------------------   ---------------------------------------
                                                                         Per                                       Per
                                              Income       Shares       Share           Income       Shares       Share
(In thousands, except per share data)      (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
----------------------------------------------------------------------------------   ---------------------------------------
Basic earnings per share:
       Net income applicable to common
          stockholders                       $    1,938        3,163  $       0.61   $      1,165        1,922   $      0.61
                                                                      ============                               ===========
Effect of dilutive securities:
       Stock options                                 --           38                           --           76
       Deferred common stock payments for
          purchase of insurance agency               --           --                            2           16
--------------------------------------------------------------------                 -------------------------
Diluted earnings per share:
       Net income applicable to common stock-
          holders and assumed conversions    $    1,938        3,201   $      0.61   $      1,167        2,014   $      0.58
==================================================================================   =======================================

4.  Comprehensive Income
    --------------------

      The components of other comprehensive income (loss) and related tax effects are as follows:


                                                         Three Months Ended September 30,    Nine Months Ended September 30,
(Dollars in thousands)                                        2005              2004             2005             2004
------------------------------------------------------------------------    -------------    --------------   -------------
Unrealized holding gains (losses) on available
  for sale securities                                             ($256)    $      1,340             ($266)   $        228
Reclassification adjustments for gains included in net income       (42)             (11)              (42)            (11)
------------------------------------------------------------------------    -------------    --------------   -------------
     Net unrealized gains (losses)                                 (298)           1,329              (308)            217
Tax effect                                                          119             (532)              123             (87)
------------------------------------------------------------------------    -------------    --------------   -------------
     Other comprehensive income (loss), net of tax                ($179)    $         797             ($185)  $         130
========================================================================    =============    ==============   =============

5. Segment Information
   -------------------

      The Company's insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.


(Dollars in thousands)                         Three Months Ended September 30, 2005        Three Months Ended September 30, 2004
--------------------------------------------------------------------------------------  --------------------------------------------
                                                 Banking and    Insurance                    Banking and   Insurance
                                           Financial Services    Services       Total   Financial Services  Services          Total
--------------------------------------------------------------------------------------  --------------------------------------------
Net interest income from external sources          $   2,885      $    --    $  2,885          $   2,298     $    --       $  2,298
Other income from external sources                       731          536       1,267                583         526          1,109
Depreciation and amortization                            178           40         218                186          30            216
Income (loss) before income taxes                      1,072           18       1,090                567         (21)           546
Income tax expense (benefit)                             331            7         338                151          (8)           143
Total assets                                         300,604        3,349     303,953            256,415       3,286        259,701
--------------------------------------------------------------------------------------  --------------------------------------------


(Dollars in thousands)                          Nine Months Ended September 30, 2005         Nine Months Ended September 30, 2004
--------------------------------------------------------------------------------------  --------------------------------------------
                                                 Banking and    Insurance                    Banking and   Insurance
                                           Financial Services    Services       Total   Financial Services  Services          Total
--------------------------------------------------------------------------------------  --------------------------------------------
Net interest income from external sources          $   8,263      $    --    $  8,263          $   6,553     $    --       $  6,553
Other income from external sources                     1,939        1,753       3,692              1,730       1,696          3,426
Depreciation and amortization                            562          125         687                485          82            567
Income before income taxes                             2,646           81       2,727              1,480         115          1,595
Income tax expense                                       757           32         789                384          46            430
Total assets                                         300,604        3,349     303,953            256,415       3,286        259,701
--------------------------------------------------------------------------------------  --------------------------------------------

6.  Stock Option Plans
    ------------------

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


                                                                 Three Months Ended September 30,   Nine Months Ended September 30,
(Dollars in thousands)                                                   2005            2004            2005            2004
---------------------------------------------------------------------------------    ------------    ------------    ------------
Net income, as reported                                              $        752    $        403    $      1,938    $      1,165
Total stock-based compensation expense determined under fair value
    based method for all awards, net of related tax effects                   (26)            (39)           (231)           (103)
---------------------------------------------------------------------------------    ------------    ------------    ------------
Pro forma net income                                                 $        726    $        364    $      1,707    $      1,062
=================================================================================    ============    ============    ============

Basic earnings per share:
   As reported                                                       $       0.24    $       0.21    $       0.61    $       0.61
   Pro forma                                                         $       0.23    $       0.19    $       0.54    $       0.55

Diluted earnings per share:
   As reported                                                       $       0.23    $       0.20    $       0.61    $       0.58
   Pro forma                                                         $       0.23    $       0.18    $       0.53    $       0.53
---------------------------------------------------------------------------------    ------------    ------------    ------------

7.  Guarantees
    ----------

      The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,108,000 of standby letters of credit as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

8.  New Accounting Standards
    ------------------------

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

      In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

      In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

      In June 2005, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

     In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

MANAGEMENT STRATEGY
-------------------

      The Company's goal is to serve as a community-oriented financial institution serving the Northwestern New Jersey, Northeastern Pennsylvania and New York tri-state marketplace. Our market presence has been expanded by opening loan production offices in early 2005 in Milford, Pennsylvania and Warwick, New York with added availability of all of our financial services in those counties contiguous to our existing New Jersey market. While offering traditional community bank loan and deposit products and services such as residential mortgages originated for the Company's portfolio, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products. In the second quarter of 2005, the Company acquired a 49% equity interest in SussexMortgage.com LLC; a mortgage banking joint venture with National City Mortgage Inc. SussexMortgage.com LLC commenced operations in the third quarter of 2005. Loans originated by SussexMortgage.com LLC are funded by third parties and will generate fee income net of origination costs.

      On November 8, 2005, Sussex Bancorp announced that its Sussex Bank subsidiary had entered into an agreement to purchase the Port Jervis, New York branch office of NBT Bank, N.A. As part of the transaction, Sussex Bank will assume approximately $6.0 million in deposits and acquire approximately $3.7 million in loans. The transaction is subject to regulatory approval and is expected to close in the first quarter of 2006.

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

                              RESULTS OF OPERATIONS
                              ---------------------

          Three Months ended September 30, 2005 and September 30, 2004
          ------------------------------------------------------------

Overview
--------

      The Company realized net income of $752 thousand for the third quarter of 2005, an increase of $349 thousand, or 86.6%, from the $403 thousand reported for the same period in 2004. Basic earnings per share, as retroactively adjusted for the 5% stock dividend declared October 19, 2005, increased from $0.21 in the third quarter of 2004 to $0.24 for the third quarter of 2005 and diluted earnings per share increased from $0.20 in the third quarter of 2004 to $0.23 for the quarter ended September 30, 2005. During the third quarter of 2005, we had 3,169,592 average shares outstanding, compared to 1,930,731 average shares outstanding in the prior year period, reflecting the impact of our capital offering which closed in December, 2004.

      The results reflect an increase in net interest income, primarily due to increased loan interest income, coupled with increases in non-interest income associated with an increase in service fees on deposit accounts, partially offset by increases in non-interest expenses due to salary and employee benefits and professional fees.

Comparative Average Balances and Average Interest Rates
-------------------------------------------------------

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2005 and 2004.

                                                               Three Months Ended September 30,
(dollars in thousands)                                      2005                                  2004
---------------------------------------------------------------------------------------------------------------------
                                              Average                 Average        Average                 Average
Earning Assets:                               Balance   Interest (1)  Rate (2)       Balance    Interest(1)  Rate (2)
---------------------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt (3)                          $ 26,495   $    399       5.98%       $ 21,984     $   316       5.72%
      Taxable                                   43,719        400       3.63%         53,367         483       3.60%
---------------------------------------------------------------------------------------------------------------------
Total securities                                70,214        799       4.52%         75,351         799       4.22%
Total loans receivable (4)                     194,053      3,259       6.66%        145,451       2,260       6.18%
Other interest-earning assets                    9,107         80       3.47%          5,648          23       1.59%
---------------------------------------------------------------------------------------------------------------------
Total earning assets                           273,374   $  4,138       6.01%        226,450       3,082       5.41%

Non-interest earning assets                     24,314                                25,831
Allowance for loan losses                       (2,250)                               (2,011)
------------------------------------------------------                              --------
Total Assets                                  $295,438                              $250,270
======================================================                              ========

Sources of Funds:
Interest bearing deposits:
      NOW                                     $ 43,922        $76       0.69%        $42,910     $    46       0.42%
      Money market                              19,965        127       2.52%         16,551          50       1.21%



      Savings                                   61,937        118       0.76%         67,314         109       0.64%
      Time                                      75,036        556       2.94%         55,290         288       2.07%
---------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                200,860        877       1.73%        182,066         493       1.08%
      Borrowed funds                            14,576        169       4.54%         10,499         130       4.83%
      Junior subordinated debentures             5,155         92       7.00%          5,155          66       5.05%
---------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities             220,591   $  1,138       2.05%        197,719        $689       1.39%

Non-interest bearing liabilities:
      Demand deposits                           40,005                                35,093
      Other liabilities                          2,135                                 1,982
------------------------------------------------------                              --------
Total non-interest bearing liabilities          42,140                                37,075
Stockholders' equity                            32,707                                15,476
------------------------------------------------------                              --------
Total Liabilities and Stockholders' Equity    $295,438                              $250,270
======================================================                              ========

-------------------------------------------              -------------------                     --------------------
Net Interest Income and Margin (5)                       $  3,000       4.35%                     $2,393       4.20%
===========================================              ===================                     ====================

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) disallowance
(4) Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

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

      Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $607 thousand, or 25.4%, to $3.0 million for the three months ended September 30, 2005 compared to $2.4 million for the same three month period in 2004. The net interest margin increased, on a fully taxable equivalent basis, by 15 basis points to 4.35% for the three months ended September 30, 2005 compared to 4.20% for the same period in 2004.

Interest Income
---------------

      Total interest income, on a fully taxable equivalent basis, increased by $1.1 million to $4.1 million for the three months ended September 30, 2005 compared to $3.1 million in the same period in 2004. Total average earning assets increased by $46.9 million to $273.4 million from $226.5 million for the three months ended September 30, 2004. The repositioning of average balances in higher yielding loans and the increase in market rates of interest have increased the average rate earned 60 basis points from 5.41% for the third quarter of 2004 to 6.01% in the same period in 2005.

      Total interest income on securities, on a fully taxable equivalent basis, was unchanged at $799 thousand for the three month periods ended September 30, 2005 and 2004. As the average balance of total securities decreased $5.1 million, the average rate earned increased 30 basis points, from 4.22% in the third quarter of 2004 to 4.52% for the third quarter of 2005. The decrease in the average balances of the securities portfolio reflects a $9.6 million reduction in taxable securities and a $4.5 million increase in tax-exempt securities. The increase in yield was accomplished through the repositioning of these securities and the tax equivalent effect on the interest earned in an increasing market rate environment.

      Comparing the average balance in the loan portfolio for the three months ended September 30, 2004 to same period in 2005, the average balance in loans increased $48.6 million, or 33.4%, while the interest earned on total loans increased $999 thousand, or 44.2%. The average rate earned on loans increased 48 basis points from 6.18% for the three months ended September 30, 2004 to 6.66% for the same period in 2005. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio.

Interest Expense
----------------

      The Company's interest expense for the three months ended September 30, 2005 increased $449 thousand, or 65.2%, to $1.1 million from $689 thousand for the same period in 2004, as the balance in average interest-bearing liabilities increased $22.9 million, or 11.6% to $220.6 million from $197.7 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 66 basis points from 1.39% for the three months ended September 30, 2004 to 2.05% for the same period in 2005, largely due to increased market rates of interest.

      The average balance in time deposits increased $19.7 million from $55.3 million in the third quarter of 2004 to $75.0 million during the same period in 2005 due to the Company actively promoting competitive market rates of interest. To attract municipal accounts, a higher incentive rate was offered on the public fund money market account. The average balance in money market accounts increased $3.4 million in the third quarter of 2005 compared to three month period ended September 30, 2004, as the rate of interest paid increased 131 basis points to 2.52% for the three months ended September 31, 2005 from 1.21% for the same period in 2004.

      For the quarter ended September 30, 2005, the Company's average borrowed funds increased $4.1 million to $14.6 million compared to average borrowed funds of $10.5 million during the third quarter of 2004. The balance at September 30, 2005 consisted of four convertible notes totaling $12.0 million, one ninety day note for $5.0 million and $1.0 million in a repurchase agreement from the Federal Home Loan Bank. The average rate paid on total borrowed funds has decreased 29 basis points from the third quarter of 2004 to the same period in 2005, as the rates paid on the newer borrowings were at lower market rates of interest. In the third quarter of 2002, the Company issued $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 7.00% for the three months ended September 30, 2005, up 195 basis points from 5.05% in the same period of 2004.

Provision for Loan Losses
-------------------------

      The provision for loan losses for the third quarter of 2005 was $206 thousand compared to a provision of $120 thousand in the third quarter of 2004, an increase of $86 thousand. The increase in the provision from the third quarter of 2004 to the same quarter in 2005 was due to substantial loan growth, mainly in commercial and non-residential real estate. The provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income
-------------------

      The Company's non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State, service charges on deposit accounts and investment brokerage fees.

      The Company's non-interest income increased by $158 thousand, or 14.2%, to $1.3 million for the three months ended September 30, 2005 from $1.1 million for the same period in 2004. In February of 2005 the Company began a new "no-return" overdraft privilege program. Service fees on deposit accounts have consequently accounted for the increase in non-interest income as they increased $159 thousand, or 90.9%, to $334 thousand in the third quarter of 2005 from $175 thousand during the same period in 2004. Insurance commission income from Tri-State and investment brokerage fee income have marginally increased in the third quarter of 2005 over the same period in 2004. This was offset by a decrease in mortgage banking fee income between the same two periods, as the Company's newly formed mortgage banking joint venture with National City Mortgage Inc., SussexMortgage.com LLC, commenced operations in the third quarter of 2005.

Non-Interest Expense
--------------------

      Total non-interest expense increased $115 thousand, or 4.2%, from $2.7 million in the third quarter of 2004 to $2.9 million in the third quarter of 2005. Salaries and employee benefits, the largest component of non-interest expense, increased $46 thousand, or 2.9%. Professional fees have increased $55 thousand, or 67.9%, in the third quarter of 2005 to $136 thousand, due to the preparation for implementation of Sarbanes Oxley Act Section 404 and the retention of consultants to assist with the documentation and review of the Company's internal controls. Occupancy expense increased $21 thousand to $246 thousand for the third quarter of 2005 from $225 for the same period in 2004, as the rental expense for Tri-State increased $11 thousand due to the expansion of their office space in August of 2005.

Income Taxes
------------

      The Company's income tax provision, which includes both federal and state taxes, was $338 thousand and $143 thousand for the three months ended September 30, 2005 and 2004, respectively. This increase in income taxes resulted from an increase in income before taxes of $544 thousand, or 99.6% for the three months ended September 30, 2005 as compared to the same period in 2004. The Company's effective tax rate of 31% and 26% for the three months ended

September 30, 2005 and 2004, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

           Nine Months ended September 30, 2005 and September 30, 2004
           -----------------------------------------------------------

Overview
--------

      For the nine months ended September 30, 2005, net income was $1.9 million, an increase of $773 thousand, or 66.4%, from the $1.2 million reported for the same period in 2004. Basic earnings per share, as retroactively adjusted for the 5% stock dividend declared October 19, 2005, were $0.61 for each of the nine month periods ended September 30, 2005 and 2004. The weighted number of basic shares increased by 1,241,364 shares, or 64.6%, between the nine months ended September 30, 2004 and the nine months ended September 30, 2005 as a result of a capital offering in December 2004. Diluted earnings per share were $0.61 for the nine months ended September 30, 2005, an increase from $0.58 from the first nine months of 2004, as the weighted number of diluted shares increased by 1,187,026 shares, or 58.9%, in the current nine month period.

Comparative Average Balances and Average Interest Rates
-------------------------------------------------------

      The following table presents, on a fully taxable equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2005 and 2004.


                                                        Nine Months Ended September 30,
(dollars in thousands)                                2005                               2004
----------------------------------------------------------------------------------------------------------
                                         Average                Average     Average               Average
Earning Assets:                          Balance  Interest (1)  Rate (2)    Balance  Interest (1) Rate (2)
---------------------------------------------------------------------------------------------------------
Securities:
      Tax exempt  (3)                    $ 27,326    $ 1,245     6.09%     $  22,109    $  905      5.47%
      Taxable                              46,527      1,280     3.68%        52,691     1,368      3.47%
---------------------------------------------------------------------------------------------------------
Total securities                           73,853      2,525     4.57%        74,800     2,273      4.06%
Total loans receivable (4)                177,891      8,748     6.57%       140,980     6,522      6.18%
Other interest-earning assets              10,427        225     2.89%         8,044        71      1.17%
---------------------------------------------------------------------------------------------------------
Total earning assets                      262,171    $11,498     5.86%       223,824    $8,866      5.29%

Non-interest earning assets                23,982                             25,012
Allowance for loan losses                  (2,118)                            (1,899)
-------------------------------------------------                          ---------
Total Assets                             $284,035                          $ 246,937
=================================================                          =========

Sources of Funds:
Interest bearing deposits:
      NOW                                $ 43,028    $  200     0.62%        $45,671    $  152      0.45%
      Money market                         20,746       326     2.10%         11,392        93      1.09%
      Savings                              64,110       345     0.72%         66,505       324      0.65%
      Time                                 66,419     1,279     2.57%         57,051       891      2.09%
---------------------------------------------------------------------------------------------------------
Total interest bearing deposits           194,303     2,150     1.48%        180,619     1,460      1.08%
      Borrowed funds                       13,189       461     4.61%         10,832       395      4.79%
      Junior subordinated debentures        5,155       256     6.55%          5,155       187      4.78%
---------------------------------------------------------------------------------------------------------
Total interest bearing liabilities        212,647    $2,867     1.80%        196,606    $2,042      1.39%

Non-interest bearing liabilities:
      Demand deposits                      37,545                             32,923
      Other liabilities                     1,682                              2,100
-------------------------------------------------                          ---------
Total non-interest bearing liabilities     39,227                             35,023
Stockholders' equity                       32,161                             15,308
-------------------------------------------------                          ---------
Total Liabilities and Stockholders'
   Equity                                $284,035                          $ 246,937
=================================================                          =========

---------------------------------------              ----------------                   ------------------
Net Interest Income and Margin (5)                   $ 8,631     4.40%                  $6,824      4.07%
=======================================              ================                   ==================

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

Net Interest Income
-------------------

      Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $1.8 million, or 26.5%, to $8.6 million for the nine months ended September 30, 2005 compared to $6.8 million for the same nine month period in 2004. The net interest margin increased, on a fully taxable equivalent basis, by 34 basis points to 4.40% for the nine months ended September 30, 2005 compared to 4.07% for the same period in 2004.

Interest Income
---------------

      Total interest income, on a fully taxable equivalent basis, increased by $2.6 million, or 29.7%, to $11.5 million for the nine months ended September 30, 2005 compared to $8.9 million in the first nine months of 2004. Total average earning assets increased by $38.3 million to $262.2 million in the current nine month period from $223.8 million for the nine months ended September 30, 2004. The growth in higher yielding loan average balances in an increasing interest rate environment have increased the average rate earned on earning assets 57 basis points from 5.29% for the first nine months of 2004 to 5.86% in the same period in 2005.

      Total interest income on securities, on a fully taxable equivalent basis, increased $252 thousand, or 11.1%, from the nine months ended September 30, 2004 to the same period in 2005. As the average balance of total securities decreased $947 thousand, the average rate earned increased 51 basis points, from 4.06% in the first nine months of 2004 to 4.57% for the same period in 2005. The increase in yield was accomplished by replacing taxable securities in the portfolio with tax-exempt securities and the tax equivalent effect on the interest earned in an increasing market rate environment.

      The average balance in the loan portfolio for the nine months ended September 30, 2005 increased $36.9 million, or 26.2%, from the first nine months of 2004. The interest earned on total loans increased $2.2 million, or 34.1% as the average rate earned on loans increased 39 basis points from 6.18% for the nine months ended September 30, 2004 to 6.57% for the same period in 2005. The growth in our loan portfolio is a result of the reorganization of our loan department and success in marketing our loan products.

Interest Expense
----------------

      Interest expense increased $825 thousand to $2.9 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004 as the average balance in interest bearing liabilities increased $16.0 million, to $212.6 million for the first nine months of 2005 from $196.7 million in the same period in 2004. These increases were due to increases in market rates of interest and time deposit promotions. The average rate paid on interest bearing liabilities increased 41 basis points to 1.80% for the first nine months of 2005 from 1.39% for the nine months ended September 30, 2004.

      The Company's interest expense on deposit liabilities for the nine months ended September 30, 2005 increased $690 thousand, or 47.3%, to $2.2 million from $1.5 million for the same period in 2004, as the average balance in interest bearing deposits increased 7.6% to $194.3 million during the first nine months of 2005 from $180.6 million for the same period a year earlier. The increase reflects the growth in time deposits through promotional rate incentives and money market deposits, largely through the increase in municipal deposits.

      The average rate paid on total interest-bearing deposits has increased by 40 basis points from 1.08% for the nine months ended September 30, 2004 to 1.48% for the same period in 2005. A higher incentive rate paid on money market accounts has increased money market balances $9.4 million, or 82.1%, to $20.7 million for the first nine months of 2005 compared to $11.4 million for the nine month period ended September 30, 2004. Time deposit average balances increased by $9.4 million, or 16.4%, to $66.4 million for the first nine months of 2005 from $57.1 million for the nine month period ended 2004.

      For the nine months ended September 30, 2005, the Company's average borrowed funds increased $2.4 million to $13.2 million from $10.8 million for the first nine months of 2004. The Company's $5.2 million in junior subordinated debentures bear a floating rate of interest, which averaged 6.55% for the nine months ended September 30, 2005, up 177 basis points from 4.78% in the same period of 2004.

Provision for Loan Losses
-------------------------

      The provision for loan losses for the first nine months of 2005 was $547 thousand compared to a provision of $373 thousand in the first nine months of 2004, an increase of $174 thousand. The increase in the provision between periods was due to substantial loan growth, mainly in commercial and non-residential real estate.

Non-Interest Income
-------------------

      The Company's non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.

      The Company's non-interest income increased by $266 thousand, or 7.8%, to $3.7 million for the nine months ended September 30, 2005 from $3.4 million for the same period in 2004. Insurance commissions and fees increased 3.4% for the nine month period ended September 30, 2005 to $1.8 million from $1.7 million in the same period of 2004. Service fees on deposit accounts increased $328 thousand to $885 thousand in the first nine months of 2005 from $557 thousand during the same period in 2004. Fees from the Company's new "no-return" overdraft privilege program have increased overdraft fee income 58.9% in the first nine months of 2005 from the same period last year. Mortgage banking fees have decreased 54.2% to $209 thousand for the first nine months of 2005 from $456 thousand during the same period in 2004 due to a decline in originations during the organization of the Company's 49% joint venture with National City Mortgage, Inc. The Company recorded a $12 thousand gain on the sale of assets and $42 thousand gain on the sale of securities, available for sale during the first nine months of 2005 compared to an $11 thousand gain on the sale of securities, available for sale in the same period in 2004.

Non-Interest Expense
--------------------

      Total non-interest expense increased from $8.0 million in the first nine months of 2004 to $8.7 million in the first nine months of 2005, an increase of $670 thousand, or 8.4%. The largest percent increases were in professional fees, advertising and promotion and amortization of intangible assets. Professional fees have increased $147 thousand, or 61.8%, in the first nine months of 2005 to $385 thousand due to higher costs associated with the implementation of Sarbanes Oxley Act Section 404. Advertising and promotion expenses have increased $95 thousand, or 34.1%, in the first nine months of 2005 over the same period in 2004 due to increased advertisements for deposit product rate promotions and the fees associated with a new cross-selling initiative program.

Income Taxes
------------

      The Company's federal and state income tax provision was $789 thousand for the nine months ended September 30, 2005 compared to $430 thousand recorded for the first nine months of 2004. This increase in income taxes resulted from an increase in income before taxes of $1.1 million, or 71.0% for the nine months ended September 30, 2005 as compared to the same period in 2004. The Company's effective tax rate of 29% for the nine month period ended September 30, 2005 and 27% for the same period in 2004 are below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

                               FINANCIAL CONDITION
                               -------------------

               September 30, 2005 as compared to December 31, 2004
               ---------------------------------------------------

      At September 30, 2005 the Company had total assets of $304.0 million compared to total assets of $278.3 million at December 31, 2004, an increase of $25.7 million. Loans receivable increased $46.7 million, or 29.8%, to $203.7 million, as cash and cash equivalents, interest bearing time deposits and securities available for sale, cumulatively decreased $22.5 million at September 30, 2005 from $156.9 million at December 31, 2004. Total deposits increased to $245.1 million at September 30, 2005 from $229.8 million at December 31, 2004 and borrowings increased $8.0 million to $18.0 million at September 30, 2005.

Cash and Cash Equivalents
-------------------------

      The Company's cash and cash equivalents decreased by $10.6 million at September 30, 2005 to $18.7 million from $29.3 million at December 31, 2004. This decrease reflects the Company's decrease in federal funds sold of $10.0 million to $8.9 million at September 30, 2005 from $18.9 million at year-end 2004. This decrease in federal funds sold helped to fund the growth in the Company's loan portfolio.

Securities Portfolio
--------------------

      The Company's securities, available for sale, at fair value, decreased $8.5 million from $74.7 million at December 31, 2004 to $66.2 million at September 30, 2005. The Company purchased $4.9 million in new securities during the first nine months of 2005, $9.0 million in available for sale securities matured or were repaid, $1.0 million in available for sale securities were called and there were $3.0 million in sales. Balances in state and municipal tax-exempt securities decreased, at fair value, by $1.3 million to $24.6 million as paydowns exceeded purchases in taxable securities, at fair value, for a net decrease of $7.2 million to $41.6 million. The securities portfolio contained no high-risk securities or derivatives as of September 30, 2005. There were no held to maturity securities at September 30, 2005 or at December 31, 2004.

Loans
-----

      Total loans at September 30, 2005 increased $46.7 million, or 29.8% to $203.7 million from $156.9 million at year-end 2004. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio. The Company has also increased its activity in the loan participation market, both bought and sold. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company's legal lending limit. The balances in all major loan categories have increased from December 31, 2004 to September 30, 2005. The largest increase was a $31.1 million, or 44.6%, increase in non-residential real estate loans from $69.8 million at December 31, 2004 to $100.9 million at September 30, 2005.

      The increase in loans was funded during the first nine months of 2005 by a decrease in the Company's federal funds sold, cash flows from repayments and maturities on securities as well as increased deposits and borrowings from the Federal Home Loan Bank. The loan to deposit ratios at September 30, 2005 and December 31, 2004 were 83.1% and 68.3%, respectively.

Loan and Asset Quality
----------------------

      Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned ("OREO"). The Company's non-accrual loans decreased to $1.2 million at September 30, 2005 from $1.3 million at December 31, 2004. There were $290 thousand in past due loans over 90 days and still accruing and $49 thousand in renegotiated loans at September 30, 2005. The Company had one OREO property valued at $270 thousand at September 30, 2005 and none at December 31, 2004.

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

      The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:


(Dollars in thousands)                                      September 30, 2005     December 31, 2004
-----------------------------------------------------------------------------------------------------
Non-accrual loans                                                     $ 1,163              $  1,304
Non-accrual loans to total loans                                         0.57%                 0.83%
Non-performing assets to total assets                                    0.59%                 0.48%
Allowance for loan losses as a % of non-performing loans               159.39%               169.96%
Allowance for loan losses to total loans                                 1.18%                 1.45%
-----------------------------------------------------------------------------------------------------

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

      In April of 2005 the Company began an allowance for overdraft losses, providing for losses in conjunction with the new no-return overdraft privilege program. The provisions, charge-offs and recoveries for this new program are included the Company's total allowance for loan losses. At September 30, 2005, the total allowance for loan losses was $2.4 million, an increase of $120 thousand from the $2.3 million at December 31, 2004. The total provision for loan losses was $547 thousand and there were $632 thousand in charge-offs and $203 thousand in recoveries for the first nine months of 2005. The allowance for loan losses as a percentage of total loans was 1.18% at September 30, 2005 compared to 1.45% on December 31, 2004. At December 31, 2004 the allowance held specific reserves for the potential charge off of several loans in the loan portfolio. During the first nine months of 2005, $421 thousand was charged off relating to delinquent loans and $180 thousand was charged off on the write down of a property the Company foreclosed on.

      Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits
--------

      Total deposits increased $15.3 million, or 6.7%, from $229.8 million at December 31, 2004 to $245.1 million at September 30, 2005. Non-interest bearing deposits increased $2.9 million, or 8.4% to $37.4 million at September 30, 2005 from $34.5 million at December 31, 2004 and interest-bearing deposits increased $12.4 million, or 6.3%, to $207.8 million at September 30, 2005 from $195.4 million at December 31, 2004. Total time deposits balances increased $13.8 million, or 21.8%, from $63.2 million at December 31, 2004 to $77.0 million at September 30, 2005 while other interest bearing deposit account balances decreased $1.4 million, or 1.1%, to $130.8 million at September 30, 2005 from $132.2 million at December 31, 2004. The shift from other interest-bearing deposits, mainly from a select savings account product for senior citizens, to time deposits, is market driven as the Company has increased interest rates paid on short term time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings
----------

      Borrowings consist of advances and repurchase agreements from the Federal Home Loan Bank ("FHLB"). The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. As of September 30, 2005 the Company had $17.0 million in notes outstanding at an average interest rate of 4.60% compared to $10.0 million in notes outstanding at an average rate of 4.85% for the year ended December 31, 2004. The borrowings consist of three long-term notes totaling $10.0 million that mature on December 21, 2010 and one $2.0 million long-term note that matures on March 29, 2015, all four with a convertible quarterly option which allows the FHLB to change the note to then current market rates. In September of 2005 the Bank took an additional $5.0 million ninety day advance from the FHLB that matures on December 20, 2005. In March of 2005 the Company purchased $2.0 million in securities sold under agreements to repurchase at an average rate of 3.63%; $1.0 million matured September 29, 2005 and the second $1.0 million matures in March of 2006.

Junior Subordinated Debentures
------------------------------

      On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 365 basis points and adjusts quarterly. The rate at September 30, 2005 was 7.25%. The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

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

      Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through the first nine months of 2005, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At September 30, 2005 the percentages of change were within policy limits.

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

      The following table sets forth our interest rate risk profile at September 30, 2005 and 2004. The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.


                                         September 30, 2005                         September 30, 2004
                             ------------------------------------------------------------------------------------
                               Change in      Percent       Gap as a      Change in       Percent     Gap as a
                             Net Interest  Change in Net      % of       Net Interest  Change in Net    % of
(Dollars in thousands)          Margin    Interest Margin  Total Assets     Margin   Interest Margin Total Assets
-----------------------------------------------------------------------------------------------------------------
Down 200 basis points           ($682)         -0.23%        11.39%         ($681)        -0.26%       13.13%
Down 100 basis points            (134)         -0.04%         4.47%         (193)         -0.07%        7.45%

Up 100 basis points              (110)         -0.04%        -3.67%          (52)         -0.02%       -2.01%
Up 200 basis points              (279)         -0.09%        -4.66%         (165)         -0.06%       -3.19%
-----------------------------------------------------------------------------------------------------------------

Liquidity
---------

      It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2005, had the ability to borrow up to $23.9 million against its one to four family mortgages and selected investment securities as collateral for borrowings, of which the Company had outstanding borrowings totaling $17.0 million and $1.0 million in securities sold under an agreement to repurchase. The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $27.7 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

      At September 30, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied. At September 30, 2005, liquid investments totaled $18.7 million, and all mature within 30 days.

      At September 30, 2005, the Company had $66.2 million of securities classified as available for sale. Of these securities, $37.9 million had $588 thousand of unrealized losses and therefore are not available for liquidity purposes because management's intent to hold them until market recovery.

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

Off-Balance Sheet Arrangements
------------------------------

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at September 30, 2005 totaled $67.9 million and consisted of $36.9 million in commitments to grant commercial real estate, construction and land development loans, $12.2 million in home equity lines of credit, and $18.9 million in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

      Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Capital Resources
-----------------

      Stockholders'  equity inclusive of accumulated other comprehensive  income
(loss), net of income taxes, was $33.0 million at September 30, 2005, an increase of $1.4 million from the $31.6 million at year-end 2004. Activity in stockholders' equity consisted of net proceeds from common stock issuances of $252 thousand, a net increase in retained earnings of $1.3 million derived from $1.9 million in net income earned in the first nine months of 2005, offset by $633 thousand for the payment of cash dividends and a $185 thousand unrealized loss on securities available for sale, net of income tax of $123 thousand. The five percent stock dividend, as retroactively adjusted to stockholders' equity, reclassified $2.0 million to common stock from retained earnings.

      At September 30, 2005 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at September 30, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                         Minimum    Minimum
(Dollars in thousands)                       Amount         Ratio         Amount     Ratio
---------------------------------------------------------------------------------------------
The Company:
     Leverage Capital                        $35,450        12.11%       $>11,714      4%
                                                                          -
     Tier 1 - Risk Based                      35,450       15.71.%        > 9,027      4%
                                                                          -
     Total Risk-Based                         37,844        16.77%        >18,054      8%
                                                                          -

The Bank:
     Leverage Capital                         27,746         9.58%        >11,587      4%
                                                                          -
     Tier 1 Risk-Based                        27,746        12.42%        > 8,933      4%
                                                                          -
     Total Risk-Based                         30,140        13.50%        >17,866      8%
                                                                          -
---------------------------------------------------------------------------------------------

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

                                                                                             Maximum
                                                                       Total Number         Number of
                                                                         of Shares         Shares that
                                                                       Purchased as         May Yet Be
                                 Total Number                        Part of Publicly       Purchased
                                  of Shares       Average Price      Announced Plans     Under the Plans
            Period                Purchased       Paid per Share       or Programs         or Programs
            ------                ---------       --------------       -----------         -----------

July 1, 2005 through
July 31, 2005                         --                --                  --                  --

August 1, 2005 through
August 31, 2005                     11,045            $14.31              45,053              54,947

September 1, 2005 through
September 30, 2005                   105              $14.30              45,158              54,842
--------------------------------------------------------------------------------------------------------

Total                               11,150            $14.31              45,158              54,842
========================================================================================================

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

                                                    SUSSEX BANCORP
                                                    By: /s/ Candace A. Leatham
                                                        ----------------------
                                                    CANDACE A. LEATHAM
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    Date: November 14, 2005