Form 10KSB
period 2005-12-31
SUSSEX BANCORP
filed 2006-03-28
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-29030

SUSSEX BANCORP

(Name of small business issuer as specified in its charter)

New Jersey		22-3475473

(State of other jurisdiction		(I.R.S. employer
of incorporation or organization)		identification no.)

200 Munsonhurst Road , Franklin , NJ	07416	(973) 827-2914

(Address of principal executive offices)	(Zip Code)	(Issuer's Telephone Number
Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, no par value		American Stock Exchange

Title of Each Class		Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:     None.

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 17, 2006 was $41,910,000. The number of shares of the Issuer’s Common Stock, no par value, outstanding as of March 17, 2006 was 3,163,562.

For the fiscal year ended December 31, 2005, the Issuer had total revenues of $20,420,000.

DOCUMENTS INCORPORATED BY REFERENCE

	10-KSB Item	Document Incorporated

Item 6.	Management’s Discussion and	2005 Annual Report to Shareholders
Analysis or Plan of Operation

Item 7.	Financial Statements	2005 Annual Report to Shareholders

Item 9.	Directors and Executive	Proxy Statement for 2006
	Officers of the	Annual Meeting of
	Company; Compliance	Shareholders to be filed
	with Section 16(a) of	no later than April 30,
	the Exchange Act.	2006.

Item 10.	Executive Compensation	Proxy Statement for 2006
Annual Meeting of
Shareholders to be filed
no later than April 30,
2006.

Item 11.	Security Ownership of	Proxy Statement for 2006
	Certain Beneficial	Annual Meeting of
	Owners and Management	Shareholders to be filed
no later than April 30,
2006.

Item 12.	Certain Relationships	Proxy Statement for 2006
	and Related	Annual Meeting of
	Transactions	Shareholders to be filed
no later than April 30,
2006.

Item 14.	Principal Accountant	Proxy Statement for 2006
	Fees and Services	Annual Meeting of
Shareholders to be filed
no later than April 30,
2006

PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

General

                 Sussex Bancorp (the “Company” or “Registrant”) is a one-bank holding company incorporated under the laws of the State of New Jersey in January 1996 to serve as a holding company for Sussex Bank (the “Bank”). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the “Acquisition”). Pursuant to the New Jersey Banking Act of 1948, as amended, (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on November 20, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value (“Common Stock”) of the Company for each outstanding share of the common stock of the Bank, $2.50 per share par value (“Bank Common Stock”). The only significant asset of the Company is its investment in the Bank. The Company’s principal executive offices are located at 200 Munsonhurst Road, Route 517, Franklin, Sussex County, New Jersey 07416.

                 The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The Bank operates from its main office at 399 Route 23, Franklin, New Jersey, and its eight branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague, New Jersey; 33 Main Street, Sparta, New Jersey; 455 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey; 165 Route 206, Andover, New Jersey and 20-22 Fowler Street, Port Jervis, New York. On November 7, 2005, the Bank entered into an agreement to purchase the Port Jervis, New York branch office of NBT Bank, N.A. and expand its branch network outside of Sussex County New Jersey for the first time. The transaction was consummated on March 24, 2006. As part of the transaction, the Bank assumed approximately $6.3 million in deposits and acquired approximately $3.4 million in loans.

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

Business of the Company

                 The Company’s primary business is ownership and supervision of the Bank and Tri-State, a subsidiary of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the Sussex County, New Jersey and Orange County, New York trade areas serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. In 2005, the Company formed a joint venture with National City Mortgage Inc., called SussexMortgage.com LLC to originate one to four family mortgage loans for funding by third party investors for sale into the secondary market. Servicing is released to the third party investors. The joint venture currently operates in New Jersey and four other states.

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

Service Area

                 The Company’s service area primarily consists of the Sussex County, New Jersey and Orange County, New York markets, although the Company makes loans throughout New Jersey and the Bank maintains loan production offices in Pike County, Pennsylvania. The Company operates its main office in Franklin, New Jersey and eight branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta, New Jersey and Port Jervis, New York. Our market area is among the most affluent in the nation.

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

Employees

                 At December 31, 2005, the Company employed 108 full-time employees and 21 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

                 The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control or more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and need of the community to be served when reviewing acquisitions or mergers.

                 In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments the BHCA to remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

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

Capital Adequacy Guidelines for Bank Holding Companies

                 The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Bank Regulation

                 As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

Insurance of Deposits

                 The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions’ primary federal regulatory. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the deposit insurance funds act of 1996 (the “Deposit Act”), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (“FICO”) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 13 basis points of assessed deposits. During the early 1990’s, the Bank acquired certain Savings Association Insurance Fund (“SAIF”) insured deposits from the Resolution Trust Corporation. The Bank pays FICO assessments on these deposits at the higher SAIF rate. In 2005, the assessment on these SAIF deposits totaled $31,000.

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

                SOX includes very specific additional disclosure requirements and new corporate government rules requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

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

ITEM 2 -- DESCRIPTION OF PROPERTY

                 The Company conducts its business through its principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, its nine branch offices and its insurance agency office. The following table set forth certain information regarding the Company’s properties as of December 31, 2005. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION

399 Route 23 Franklin , New Jersey	Owned	N/A
7 Church Street Vernon , New Jersey	Owned	N/A
266 Clove Road Montague , New Jersey	Owned	N/A
96 Route 206 Augusta , New Jersey	Leased	August, 2006
455 Route 23 Wantage , New Jersey	Owned (1)	N/A
15 Trinity Street Newton , New Jersey	Owned	N/A
165 Route 206 Andover , New Jersey	Owned	N/A
100 Route 206 Augusta , New Jersey	Owned	N/A
33 Main Street Sparta , New Jersey	Owned	N/A
200 Munsonhurst Road Franklin , New Jersey	Leased	December, 2008
20-22 Fowler Street Port Jervis , New York	Leased (2)	June 30, 2008

(1)	The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.

(2)	The Company assumed the lease on the Port Jervis, New York branch on March 24, 2006.

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

ITEM 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted for a vote of the registrant’s shareholders during the Fourth Quarter of fiscal 2005.

PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 The Common Stock trades on the American Stock Exchange, under the symbol “SBB”. As of December 31, 2005, the Company had approximately 646 holders of record of its common stock.

                 The following table shows the high and low closing price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years:

2005	High Closing Price :	Low Closing Price :	Dividends Declared :

4th Quarter	$15.35	$13.48	$0.000

3rd Quarter	$13.81	$13.24	$0.067

2nd Quarter	$14.05	$12.81	$0.067

1st Quarter	$15.03	$13.33	$0.067

2004	High Closing Price :	Low Closing Price :	Dividends Declared :

4th Quarter	$16.15	$13.13	$0.067

3rd Quarter	$16.38	$14.48	$0.067

2nd Quarter	$19.96	$15.43	$0.067

1st Quarter	$17.98	$15.05	$0.067

ITEM 6 -- MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

                 The information required by this item is incorporated by reference from the Registrant’s 2005 Annual Report to Shareholders under the caption “Management Discussion and Analysis.”

ITEM 7 – FINANCIAL STATEMENTS

                 The information required by this item is incorporated by reference from the Registrant’s 2005 Annual Report to Shareholders under the caption “Consolidated Financial Statements.”

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable

ITEM 8A. --CONTROLS AND PROCEDURES

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

ITEM 8B – OTHER INFORMATION

                 Not applicable

PART III

ITEM 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
COMPLIANCE WITH SECTION 16(a)

                 Information concerning directors and executive officers is included in the Definitive Proxy Statement for the Company’s 2006 Annual Meeting under the captions “ELECTION OF DIRECTORS” and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

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

                The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name and Position	Age	Principal Occupation for the Past Five Years	Officer Since	Term Expires

Tammy Case	47	Executive Vice President, Loan Administration; Formerly Senior Lending Officer, Newton Trust Company	2004	N/A

George B. Harper	51	President, Tri-State Insurance Agency, Inc.	2001	N/A

Candace Leatham	51	Executive Vice President and Treasurer of the Bank	1984	N/A

George Lista	46	Chief Operating Officer, Tri-State Insurance Agency	2001	N/A

ITEM 10 – EXECUTIVE COMPENSATION

                 Information concerning executive compensation is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Company’s 2006 Annual Meeting under the captions “ANNUAL EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information concerning security ownership of certain beneficial owners and management is included in the Definitive Proxy Statement for the Company’s 2006 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

                 The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	271,424	$12.77	234,202
Equity compensation plans not approved by security holders	(1)	(1)	(1)
Total	271,424(1)	$12.77(1)	234,202(1)

                (1) In connection with the Company’s acquisition of Tri-State effective October 1, 2001, the Company entered into employment agreements with each of Messrs George B. Harper and George Lista. Under these agreements, each of Messrs. Harper and Lista is entitled to receive bonuses based upon the net before tax income of Tri-State for each twelve-month period commencing on the effective date of the acquisition. To the extent Tri-State’s net before tax income exceeds certain designated targets contained in each employment agreement, each of Messrs. Harper and Lista will be entitled to receive a bonus equal to 25% of the amount by which the net before tax income of Tri State exceeds the target. The bonus is to be paid in shares of the Company’s common stock. The amount of stock to be issued will be determined by dividing the amount of the bonus by the fair market value of the Company’s common stock, determined by taking the average closing price of the common stock for the fifteen trading days prior to issuance. For the twelve-month period ended December 31, 2005, Tri-State did not exceed its targeted net before tax income and neither of Messrs. Harper and Lista received a bonus. The employment agreements with Messrs. Harper and Lista expire on September 30, 2006.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Information concerning certain relationships and related transactions is included in the Definitive Proxy Statement for the Company’s 2006 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 13  -- EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Sussex Bancorp (1)
3.2	Bylaws of Sussex Bancorp (2)
4.1	Specimen Common Stock Certificate (3)
10.1	1995 Incentive Stock Option Plan (4)
10.2	2001 Stock Option Plan (5)
10.3	Amendment, dated January 7, 2004, to Employment Agreement dated

(1)	Incorporated herein by reference to Exhibit A of the Company’s Definitive Proxy Statement on Form 14-A filed March 31, 1997 and Exhibit 99.4 of the Company’s Form 8-B filed December 13, 1996.
(2)	Incorporated herein by reference to Exhibit 99.5 of the Company’s Form 8-B filed December 13, 1996.
(3)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form SB-2 on October 6, 2004.
(4)	Incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-B filed December 13, 1996.
(5)	Incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Form 14-A filed March 19, 2001.

September 15, 1999 with Donald L. Kovach (6)
10.4	Employment Agreement with Terry Thompson dated January 23, 2003 (7)
10.5	Employment Agreement with Tammy Case dated July 31, 2004 (8)
10.6	Employment Agreement with George Lista dated September 28, 2004 (9)
10.7	Employment Agreement with George B. Harper dated September 28, 2004 (10)
10.8	Employment Agreement between Sussex Bank and Samuel Chazanow dated August 1, 2003 (11)
10.9	Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (12)
10.10	Salary Continuation Agreement dated January 8, 2004 with Terry Thompson (13)
13	2005 Annual Report
14	Senior Management Code of Ethics (14)
21	Subsidiaries of Sussex Bancorp (15)
23	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) Certification of Donald L. Kovach
31.2	Rule 13a-14(a) Certification of Candace Leatham
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 Information concerning the fees and services of the Registrant’s principal accountant is included in the Definitive Proxy Statement for the Company’s 2006 Annual Meeting under the caption “Principal Accountant Fees and Services” which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

(6)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(7)	Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 filed October 6, 2004.
(9)	Incorporated herein by reference to Exhibit 10(a) of the Company’s Form 8-K filed October 4, 2001.
(10)	Incorporated herein by reference to Exhibit 10(b) of the Company’s Form 8-K filed October 8, 2001.
(11)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 10-QSB for the period ended June 30, 2003.
(12)	Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(13)	Incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-KSB for the year ended December 31, 2004.
(14)	Incorporated herein by reference to Exhibit 14 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(15)	Incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on Form SB-2 filed October 6, 2004.

SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

By: /s/ Donald L. Kovach

Donald L. Kovach
Chairman of the Board and
Dated: March 28, 2006	Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald L. Kovach	President, Chief Executive Officer and	March 28, 2006
Director (Chairman of the Board)
Donald L. Kovach

/s/ Candace Leatham	Executive Vice President (Principal Financial	March 28, 2006
and Accounting Officer)
Candace Leatham

/s/ Irvin Ackerson	Director	March 28, 2006

Irvin Ackerson

/s/ Patrick Brady	Director	March 28, 2006

Patrick Brady

/s/ Richard Branca	Director	March 28, 2006

Richard Branca

/s/ Mark J. Hontz	Director	March 28, 2006

Mark J. Hontz

/s/ Joel D. Marvil	Director	March 28, 2006

Joel D. Marvil

/s/ Edward J. Leppert	Director	March 28, 2006

Edward J. Leppert

/s/ Richard Scott	Director	March 28, 2006

Richard Scott

/s/ Terry H. Thompson	Director	March 28, 2006

Terry H. Thompson