Form 10-Q
period 2006-03-31
SUSSEX BANCORP
filed 2006-05-15
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 0-29030

SUSSEX BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
(State of other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

200 Munsonhurst Road, Franklin, New Jersey	07416
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code) (973) 827-2914

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 9, 2006 there were 3,159,812 shares of common stock, no par value, outstanding.

Back to Index

SUSSEX BANCORP
FORM 10-Q

Back to Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

ASSETS	March 31, 2006	December 31, 2005
	(Unaudited)

Cash and due from banks	$10,742	$11,395
Federal funds sold	11,780	13,385
Cash and cash equivalents	22,522	24,780

Interest bearing time deposits with other banks	500	500
Securities available for sale	58,354	61,180
Federal Home Loan Bank Stock, at cost	890	1,025

Loans receivable, net of unearned income	229,614	211,335
Less: allowance for loan losses	2,824	2,615
Net loans receivable	226,790	208,720

Premises and equipment, net	6,688	6,619
Accrued interest receivable	1,439	1,778
Other assets	9,204	8,580

Total Assets	$326,387	$313,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$51,978	$39,148
Interest bearing	220,456	217,699
Total Deposits	272,434	256,847

Borrowings	13,288	16,300
Accrued interest payable and other liabilities	2,156	1,956
Junior subordinated debentures	5,155	5,155

Total Liabilities	293,033	280,258

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,163,562 in 2006 and 3,153,004 in 2005;
outatanding shares 3,159,812 in 2006 and 3,153,004 in 2005	27,398	27,300
Retained earnings	6,217	5,842
Accumulated other comprehensive income (loss)	(261)	(218)

Total Stockholders' Equity	33,354	32,924

Total Liabilities and Stockholders' Equity	$326,387	$313,182

See Notes to Consolidated Financial Statements

Back to Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Loans receivable, including fees	$3,813	$2,620
Securities:
Taxable	353	447
Tax-exempt	261	293
Federal funds sold	149	40
Interest bearing deposits	5	23
Total Interest Income	4,581	3,423

INTEREST EXPENSE
Deposits	1,372	578
Borrowings	191	131
Junior subordinated debentures	103	78
Total Interest Expense	1,666	787

Net Interest Income	2,915	2,636
PROVISION FOR LOAN LOSSES	216	135
Net Interest Income after Provision for Loan Losses	2,699	2,501

OTHER INCOME
Service fees on deposit accounts	320	236
ATM and debit card fees	82	83
Insurance commissions and fees	733	595
Mortgage broker fees	4	58
Investment brokerage fees	52	64
Other	100	65
Total Other Income	1,291	1,101

OTHER EXPENSES
Salaries and employee benefits	1,639	1,594
Occupancy, net	271	255
Furniture, equipment and data processing	278	251
Stationary and supplies	51	48
Professional fees	178	115
Advertising and promotion	185	116
Insurance	58	42
Postage and freight	52	45
Amortization of intangible assets	33	64
Other	384	373
Total Other Expenses	3,129	2,903

Income before Income Taxes	861	699
PROVISION FOR INCOME TAXES	265	179
Net Income	$596	$520

EARNINGS PER SHARE
Basic	$0.19	$0.16

Diluted	$0.19	$0.16

See Notes to Consolidated Financial Statements

Back to Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2006 and 2005
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2004	2,994,874	$25,397	$6,116	$139	$-	$31,652
Comprehensive income:
Net income	-	-	520	-	-	520
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(520)	-	(520)
Total Comprehensive Income						-

Exercise of stock options	9,621	50	-	-	-	50
Income tax benefit of stock options exercised	-	31	-	-	-	31
Shares issued through dividend reinvestment plan	2,913	43	-	-	-	43
Additional expenses for stock offering	-	(25)	-	-	-	(25)
Dividends on common stock ($.07 per share)	-	-	(210)	-	-	(210)

Balance March 31, 2005	3,007,408	$25,496	$6,426	($381)	$-	$31,541

Balance December 31, 2005	3,153,004	$27,300	$5,842	($218)	$-	$32,924
Comprehensive income:
Net income	-	-	596	-	-	596
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(43)	-	(43)
Total Comprehensive Income						553

Treasury shares purchased	(520)	-	-	-	(8)	(8)
Treasury shares retired	-	(8)	-	-	8	-
Exercise of stock options	2,639	23	-	-	-	23
Income tax benefit of stock options exercised	-	3	-	-	-	3
Issuance of 3,750 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricited stock grants	-	11	-	-	-	11
Compensation expense related to stock awards	1,000	15	-	-	-	15
Shares issued through dividend reinvestment plan	3,689	54	-	-	-	54
Dividends on common stock ($.07 per share)	-	-	(221)	-	-	(221)

Balance March 31, 2006	3,159,812	$27,398	$6,217	($261)	$-	$33,354

See Notes to Consolidated Financial Statements

Back to Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$596	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	216	135
Provision for depreciation and amortization	212	229
Net amortization of securities premiums and discounts	34	68
Earnings on investment in life insurance	(24)	(20)
Compensation expense for stock options and retricted stock grants	26	-
Decrease (increase) in assets:
Accrued interest receivable	339	(79)
Other assets	(100)	23
Increase (decrease) in accrued interest payable and other liabilities	203	(41)

Net Cash Provided by Operating Activities	1,502	835

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,015)	(4,395)
Maturities, calls and principal repayments	4,735	2,686
Net increase in loans	(14,850)	(10,574)
Purchases of bank premises and equipment	(249)	(499)
Decrease (increase) in FHLB stock	135	(10)
Net (increase) decrease in interest bearing time deposits with other banks	-	3,400
Net cash received for branch acquisition	2,354	-

Net Cash Used in Investing Activities	(9,890)	(9,392)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	9,294	(1,873)
Proceeds from borrowings	-	4,000
Repayments of borrowings	(3,012)	-
Proceeds from the exercise of stock options	23	50
Purchase of treasury stock	(8)	-
Expenses paid related to stock offering	-	(25)
Dividends paid, net of reinvestments	(167)	(167)

Net Cash Provided by Financing Activities	6,130	1,985

Net Increase (Decrease) in Cash and Cash Equivalents	(2,258)	(6,572)

Cash and Cash Equivalents - Beginning	24,780	29,294
Cash and Cash Equivalents - Ending	$22,522	$22,722

Supplementary Cash Flows Information
Interest paid	$1,640	$780
Income taxes paid	$150	$-
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$270

See Notes to Consolidated Financial Statements

Back to Index

Sussex Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com commenced operations in the third quarter of 2005. The Bank operates nine banking offices, eight located in Sussex County, New Jersey and one in Orange County, New York. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to the supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

2. Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted by the 5% stock dividend declared in the fourth quarter of 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company relating to outstanding stock options. Potential common shares related to stock options are determined using the treasury stock method. The effect of nonvested restricted stock grants issued in January 2006 was not dilutive for the quarter ended March 31, 2006.

The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 19, 2005.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$596	3,157	$0.19	$520	3,153	$0.16
Effect of dilutive securities:
Stock options	-	35		-	49
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$596	3,192	$0.19	$520	3,202	$0.16

Back to Index

3. Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Unrealized holding losses on available for sale securities	($72)	($866)
Reclassification adjustments for gains included in net income	-	-
Net unrealized losses	(72)	(866)
Tax effect	29	346
Other comprehensive loss, net of tax	($43)	($520)

4. Segment Information

The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

(Dollars in thousands)	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$2,915	$-	$2,915	$2,636	$-	$2,636
Other income from external sources	558	733	1,291	506	595	1,101
Depreciation and amortization	200	12	212	186	43	229
Income before income taxes	716	145	861	677	22	699
Income tax expense	207	58	265	170	9	179
Total assets	323,194	3,193	326,387	277,039	3,180	280,219

5. Stock-Based Compensation

The Company currently has stock-based compensation plans in place for directors, officers, employees, consultants and advisors of the Company. Under the terms of these plans the Company grants restricted shares and stock options for the purchase of the Company’s common stock. The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are typically granted with an exercise price equal to the fair market value of the common stock on the date the options are granted. Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and five years.

Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement principles of APB Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimate in accordance with the provisions of SFAS 123(R).

Using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will be approximately $33,000, $20,000 and $12,000 for the years ending December 31, 2006, 2007

Back to Index

and 2008 for unvested stock options outstanding at December 31, 2005. No stock options have been granted in 2006.

In January of 2006, the Company granted 3,750 restricted shares of stock at $15.00 per share. The restricted award vests over a five year period, at an expense of $11,250 per year though 2010. The cost is expected to be recognized monthly on a straight-line basis. During the first quarter of 2006, the Company expensed $11 thousand in stock-based compensation under stock option plans and restricted stock awards, including $8 thousand related to stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three months ended March 31, 2005.

Three Months Ended
(Dollars in thousands)	March 31, 2005

Net income, as reported	$520
Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(153)
Pro forma net income	$367

Basic earnings per share:
As reported	$0.16
Pro forma	$0.12

Diluted earnings per share:
As reported	$0.16
Pro forma	$0.11

Information regarding the Company’s stock option plans as of March 31, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	271,424	$12.77
Options exercised	(2,639)	8.61
Options expired	(1,205)	9.52
Options outstanding, end of quarter	267,580	$12.82	6.26	$491,523
Options exercisable, end of quarter	219,890	$13.01	8.24	$362,168
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercised shares	$7.49 to $9.52

The total intrinsic value of stock options exercised was $16,983 during the first quarter of 2006.

Information regarding the Company’s restricted stock activity as of March 31, 2006 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	-	$-
Granted	3,750	15.00
Vested	-	-
Restricted stock, end of quarter	3,750	$15.00

Compensation expense recognized for restricted stock was $3 thousand for the first quarter of 2006. At March 31, 2006, unrecognized compensation expense for non-vested restricted stock was $53 thousand, which is expected to be recognized over a weighted average period of 4.8 years.

6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the

Back to Index

performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,201,000 of standby letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

7.	Branch Acquisition

On March 24 2006, the Company completed the acquisition of the Port Jervis, New York branch of NBT Bank. The transaction was recorded as a purchase of a business and the $538,000 purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The branch purchase added approximately $6.3 million in deposits, $3.4 million in loans, $449 thousand in goodwill and $120 thousand in core deposit intangible. The core deposit intangible will be amortized over seven years on an accelerated basis.

8. New Accounting Standards

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date was the first quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. The provisions of FSP FAS 13-1 did not have a material impact on our Company’s financial condition or results of operations.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. Statement No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Statement No. 154 replaces APB Opinion 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the

Back to Index

 holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as a of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company’s goal is to serve as a community-oriented financial institution serving the Northwestern New Jersey, Northeastern Pennsylvania and New York tri-state marketplace. Our market presence has expanded by opening loan production offices during 2005 in Milford, Pennsylvania and Warwick, New York with added availability of all of our financial services in those counties contiguous to our existing New Jersey market. In addition, in March 2006 the Company continued its expansion into Orange County, New York by purchasing the Port Jervis, New York branch of Pennstar Bank from NBT Bank, N.A. While offering traditional community bank loan and deposit products and services, the Company also obtains non-interest income through its Tri-State Insurance Agency, Inc. (“Tri-State”) insurance brokerage operations, SussexMortgage.com LLC, a mortgage banking joint venture with National City Mortgage Inc. and the sale of non-deposit products. During 2006, we intend to look for other expansion opportunities in our New Jersey market and in New York and Pennsylvania.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the critical accounting policies relating to the allowance for loan losses, goodwill, and investment securities impairment evaluation, encompass the more significant judgments and estimates used in preparation of our consolidated financial statements which were unchanged for the Company’s Annual Report on Form 10-KSB for the year ended December 31,2005.

FORWARD LOOKING STATEMENTS

When used in this discussion the words: “believes”, “anticipates”, “contemplates”, “expects” or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Back to Index

RESULTS OF OPERATIONS

Three Months ended March 31, 2006 and March 31, 2005

Overview

The Company realized net income of $596 thousand for the first quarter of 2006, an increase of $76 thousand, or 14.6%, from the $520 thousand reported for the same period in 2005. Basic and diluted earnings per share, as adjusted for the 5% stock dividend declared October 19, 2005, increased from $0.16 in the first quarter of 2005 to $0.19 for the first quarter of 2006. During the first quarter of 2006, the Company had 3,157,454 average shares outstanding compared to 3,153,480 average shares outstanding in the prior year period.

The results reflect an increase in net interest income, primarily due to increased loan interest income, coupled with increases in non-interest income associated with an increase in insurance commissions and fees and service fees on deposit accounts, partially offset by increases in non-interest expenses due to professional fees and higher advertising and promotion costs.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(dollars in thousands)	2006			2005
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,178	$356	5.96%	$27,498	$420	6.19%
Taxable	36,546	353	3.92%	48,887	447	3.71%
Total securities	60,724	709	4.73%	76,385	867	4.60%
Total loans receivable (4)	219,172	3,813	7.06%	163,732	2,620	6.49%
Other interest-earning assets	14,220	154	4.41%	11,075	63	2.32%
Total earning assets	294,116	$4,676	6.45%	251,192	$3,550	5.73%

Non-interest earning assets	24,768			23,795
Allowance for loan losses	(2,707)			(2,200)
Total Assets	$316,177			$272,787

Sources of Funds:
Interest bearing deposits:
NOW	$48,402	$201	1.68%	$41,647	$57	0.55%
Money market	27,663	241	3.54%	21,260	92	1.76%
Savings	50,798	103	0.82%	66,464	115	0.70%
Time	92,147	827	3.64%	59,613	314	2.14%
Total interest bearing deposits	219,010	1,372	2.54%	188,984	578	1.24%
Borrowed funds	16,192	191	4.72%	10,951	131	4.77%
Junior subordinated debentures	5,155	103	7.97%	5,155	78	6.08%
Total interest bearing liabilities	240,357	$1,666	2.81%	205,090	$787	1.56%

Non-interest bearing liabilities:
Demand deposits	40,491			34,555
Other liabilities	2,084			1,372
Total non-interest bearing liabilities	42,575			35,927
Stockholders' equity	33,245			31,770
Total Liabilities and Stockholders' Equity	$316,177			$272,787

Net Interest Income and Margin (5)		$3,010	4.15%		$2,763	4.46%

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

Back to Index

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $247 thousand, or 8.9%, to $3.0 million for the three months ended March 31, 2006 compared to $2.8 million for the same three month period in 2005. Total average earning assets increased by $42.9 million, or 17.1%, to $294.1 million for the three months ended March 31, 2006, while total interest bearing liabilities increased $35.3 million, or 17.2%, to $240.4 million during the same three month period. The major increase in average earning assets was in the loan portfolio while time deposits saw the largest increase in interest bearing liabilities.

The net interest margin decreased, on a fully taxable equivalent basis, by 31 basis points to 4.15% for the three months ended March 31, 2006 compared to 4.46% for the same period in 2005.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $1.1 million to $4.7 million for the three months ended March 31, 2006 compared to $3.6 million in the same period in 2005. Total average earning assets increased by $42.9 million to $294.1 million from $251.2 million for the three months ended March 31, 2005. The repositioning of average balances into higher yielding loans and the increase in market rates of interest have increased the average rate earned 72 basis points from 5.73% for the first quarter of 2005 to 6.45% in the same period in 2006.

Total interest income on securities, on a fully taxable equivalent basis, decreased $158 thousand, to $709 thousand for the three month period ended March 31, 2006 from $867 thousand for the first quarter of 2005. As the average balance of total securities decreased $15.7 million, the average rate earned increased 13 basis points, from 4.60% in the first quarter of 2005 to 4.73% for the first quarter of 2006. The decrease in the average balances of the securities portfolio reflects a $12.3 million reduction in taxable securities and a $3.3 million decrease in tax-exempt securities. The increase in yield was accomplished by the proportionate increase in higher yielding tax exempt securities to total securities in the first quarter of 2006 compared to the first three months of 2005 and an overall increase in the market rate environment.

The average balance in loans increased $55.4 million, or 33.9%, to $219.2 million in the current three month period from $163.7 million in the same period of 2005, while the interest earned on total loans increased $1.2 million, or 45.5% from the first quarter if 2005 to the current period. The average rate earned on loans increased 57 basis points from 6.49% for the three months ended March 31, 2005 to 7.06% for the same period in 2006. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio.

Interest Expense

The Company’s interest expense for the three months ended March 31, 2006 increased $879 thousand, or 111.7%, to $1.7 million from $787 thousand for the same period in 2005, as the balance in average interest-bearing liabilities increased $35.3 million, or 17.2% to $240.4 million from $205.1 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 125 basis points from 1.56% for the three months ended March 31, 2005 to 2.81% for the same period in 2006, due to increased market rates of interest.

The average balance in time deposits increased $32.5 million, or 54.6%, from $59.6 million in the first quarter of 2005 to $92.1 million during the same period in 2006 due to the Company actively promoting competitive market rates of interest. The average rate paid on time deposits increased 209 basis points from 2.32% for the three months ended March 31, 2005 to 4.41% for the same period in 2006. The average balance in money market accounts has increased $6.4 million, or 9.6%, to $27.7 million for the three months ended March 31, 2006 from $21.3 million for the same period in 2005. The average rate paid on money market deposits has increased 178 basis points from 1.76% to 3.54% between the first quarter of 2005 to the same period of 2006, as the Company has promoted a business money market sweep product with its interest rate tied to economic market conditions and a new tiered personal money market product which offers higher rates of interest on larger average balances.

Offsetting these deposit balance increases, savings deposit balances have decreased $15.7 million, or 23.6%, to

Back to Index

$50.8 million during the first quarter of 2006 from $66.5 million for the same period a year earlier. As current market rates of interest have increased from the first quarter of 2005 compared to the first quarter of 2006, depositors have transferred balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts that the Company has actively promoted.

For the quarter ended March 31, 2006, the Company’s average borrowed funds increased $5.2 million to $16.2 million compared to average borrowed funds of $11.0 million during the first quarter of 2005. However, the balance at March 31, 2006 totaled $13.3 million and consisted of three convertible notes and one amortizing advance from the Federal Home Loan Bank. The average rate paid on total borrowed funds has decreased a nominal 5 basis points from the first quarter of 2005 to the same period in 2006. The Company also has $5.2 million in junior subordinated debentures outstanding. The debentures bear a floating rate of interest, which averaged 7.97% for the three months ended March 31, 2006, up 189 basis points from 6.08% in the same period of 2005.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2006 was $216 thousand compared to a provision of $135 thousand in the first quarter of 2005, an increase of $81 thousand or 60.0%. The increase primarily reflects higher loan growth in the first quarter of 2006 compared to 2005. Gross loans increased $18.3 million in the three months ended March 31, 2006 compared to $9.7 million in the three months ended March 31, 2005. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts. The Company’s non-interest income increased by $190 thousand, or 17.3%, to $1.3 million for the three months ended March 31, 2006 from $1.1 million for the same period in 2005. In February of 2005 the Company began a new “no-return” overdraft privilege program. Service fees on deposit accounts have consequently increased by $84 thousand, or 35.6%, to $320 thousand in the first quarter of 2006 from $236 thousand during the same period in 2005. Insurance commission income from Tri-State has increased $138 thousand, or 23.2%, in the first quarter of 2006 over the same period in 2005, mostly due to growth in their sales force which has increased their ability to write new business. Additionally, they have retained a strong renewal book of business and have seen an increase in cross selling efforts from bank clients.

This was offset by a decrease of $54 thousand, or 93.1%, in mortgage broker fee income from $58 thousand for the first quarter of 2005 compared to $4 thousand in the same period of 2006. In addition, investment brokerage fees declined by $8 thousand, to $52 thousand for the three months ended March 31, 2006. The decline in mortgage broker fee income occurred as the Company has limited its direct mortgage broker activities as the Company’s new joint venture with National City Mortgage Inc., SussexMortgage.com LLC, has replaced this line of business. The Company’s 49% share of net income is reported under other income as gross mortgage broker fee income is no longer comparable to a partner’s share of net income. The joint venture reported nominal net income in the first quarter of 2006 due to a slow down in mortgage originations during the winter months. Other income increased $35 thousand to $100 thousand in the first quarter of 2006 over the same period a year earlier, due to the Company’s growth in other loan fee income and check printing fee income.

Non-Interest Expense

Total non-interest expense increased $226 thousand, or 7.8%, from $2.9 million in the first quarter of 2005 to $3.1 million in the first quarter of 2006. Salaries and employee benefits increased $45 thousand, or 2.8%, due to normal pay increases. Professional fees have increased $63 thousand, or 54.8%, in the first quarter of 2006 to $178 thousand, as a result of the Company hiring a third party to assist in its implementation of internal control requirements of Section 404 of the Sarbanes Oxley act of 2002. Section 404 will be applicable to the Company in 2007. Advertising and promotion expense increased $69 thousand, or 59.5%, to $185 thousand for the first quarter of 2006 from $116 thousand for the same period in 2005, from advertising of the Company’s time and money market deposit products, the promotion of a new internal cross selling initiative and marketing materials for the Port Jervis branch acquisition.

Back to Index

Income Taxes

The Company’s income tax provision, which includes both federal and state taxes, was $265 thousand and $179 thousand for the three months ended March 31, 2006 and 2005, respectively. This increase in income taxes resulted from an increase in income before taxes of $162 thousand, or 23.2% for the three months ended March 31, 2006 as compared to the same period in 2005. The Company’s effective tax rate of 31% and 26% for the three months ended March 31, 2006 and 2005, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance. The effective tax rate increase in 2006 was due to higher pre-tax income with lower tax-exempt interest income.

FINANCIAL CONDITION

March 31, 2006 as compared to December 31, 2005

At March 31, 2006 the Company had total assets of $326.4 million compared to total assets of $313.2 million at December 31, 2005, an increase of $13.2 million. Loans receivable increased $18.3 million, or 8.7%, to $229.6 million, as cash and cash equivalents, interest bearing time deposits and securities available for sale, cumulatively decreased $5.1 million at March 31, 2006 from December 31, 2005. Total deposits increased $15.6 million, or 6.1%, to $272.4 million at March 31, 2006 from $256.8 million at December 31, 2005 and borrowings decreased $3.0 million to $13.3 million at March 31, 2006.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased by $2.3 million at March 31, 2006 to $22.5 million from $24.8 million at December 31, 2005. This decrease reflects the Company’s decrease in federal funds sold of $1.6 million to $11.8 million at March 31, 2006 from $13.4 million at year-end 2005. This decrease in federal funds sold helped to fund the growth in the Company’s loan portfolio.

Securities Portfolio

The Company’s securities, available for sale, at fair value, decreased $2.8 million from $61.2 million at December 31, 2005 to $58.4 million at March 31, 2006. The Company purchased $2.0 million in new securities during the first three months of 2006, $4.7 million in available for sale securities matured or were repaid, and there were no available for sale securities that were called or sold. Balances in state and municipal tax-exempt securities, at fair value, remained unchanged at $23.3 million as paydowns exceeded purchases in taxable securities, at fair value, for a net decrease of $2.8 million to $58.4 million. The carrying value of the available for sale portion of the portfolio at March 31, 2006 includes an unrealized loss of $435 thousand, reflected as accumulated other comprehensive loss of $261 thousand in stockholders’ equity, net of income tax of $174 thousand. This compares with an unrealized loss at December 31, 2005 of $363 thousand, reflected as accumulated other comprehensive loss of $218 thousand in stockholders’ equity, net of income tax of $145 thousand. Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2006. There were no held to maturity securities at March 31, 2006 or December 31, 2005.

Loans

Total loans at March 31, 2006 increased $18.3 million, or 8.7% to $229.6 million from $211.3 million at year-end 2005. The Company is emphasizing the origination of commercial, industrial, and non-residential real estate loans to increase the yield in its loan portfolio. The Company has also increased its activity in the loan participation market, both bought and sold. The majority of the originated and sold participations are commercial real estate related loans which exceed the Company’s legal lending limit. The balances in most loan categories have increased from December 31, 2005 to March 31, 2006. Total real estate related loans increased $17.1 million, or 8.9%, to $209.5 million at March 31, 2006 from $192.4 million at December 31, 2005.

The increase in loans was funded during the first three months of 2006 by a decrease in the Company’s federal funds sold, cash flows from repayments and maturities on securities as well as increased deposits. The loan to deposit ratios at March 31, 2006 and December 31, 2005 were 84.3% and 82.3%, respectively.

Back to Index

 Loan and Asset Quality

Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned (“OREO”). The Company’s non-accrual loans increased to $850 thousand at March 31, 2006 from $816 thousand at December 31, 2005. There were $592 thousand in past due loans over 90 days and still accruing and $25 thousand in renegotiated loans at March 31, 2006. The Company had no OREO properties at March 31, 2006 or at December 31, 2005.

The Company seeks to actively manage its non-performing assets. In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for customers with aggregate relationships of $500,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.

Management continues to monitor the Company’s asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Non-accrual loans	$850	$816
Non-accrual loans to total loans	0.37%	0.39%
Non-performing assets to total assets	0.45%	0.44%
Allowance for loan losses as a % of non-performing loans	192.50%	190.04%
Allowance for loan losses to total loans	1.23%	1.24%

Allowance for Loan Losses

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

In April of 2005 the Company began an allowance for overdraft losses, providing for losses in conjunction with the new no-return overdraft privilege program. The provisions, charge-offs and recoveries for this new program are included the Company’s total allowance for loan losses. At March 31, 2006, the total allowance for loan losses was $2.8 million, an increase of $209 thousand from the $2.6 million at December 31, 2005. The total provision for loan losses was $216 thousand and there were $18 thousand in charge-offs and $10 thousand in recoveries for the first three months of 2006. The allowance for loan losses as a percentage of total loans was 1.23% at March 31, 2006 compared to 1.24% on December 31, 2005. The 8.0% increase in the allowance for loan losses reflects the related growth in the Company’s loan portfolio of $18.3 million, or 8.7%, from December 31, 2005 to March 31, 2006.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits

Total deposits increased $15.6 million, or 6.1%, from $256.8 million at December 31, 2005 to $272.4 million at March 31, 2006. Included in this increase is $6.3 million related to the Port Jervis branch acquisition. Non-interest bearing deposits increased $12.8 million, or 32.8% to $52.0 million at March 31, 2006 from $39.1 million at December

Back to Index

31, 2005 and interest-bearing deposits increased $2.8 million, or 1.3%, to $220.5 million at March 31, 2006 from $217.7 million at December 31, 2005. The increase in non-interest bearing deposits is mostly attributed to a municipality that transferred $10.3 million from time deposits to non-interest bearing deposits in March of 2006. These funds were subsequently withdrawn. Overall, total time deposits balances decreased $2.9 million and other interest bearing deposit account balances increased $5.6 million, or 4.4%, to $133.6 million at March 31, 2006 from $128.0 million at December 31, 2005. Marketing promotions for short term time deposits and business and personal money market accounts has accounted for the net increase in deposit balances, as balances have shifted from traditional savings accounts to these higher yielding deposit accounts. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings

As of March 31, 2006, borrowings consist of advances from the Federal Home Loan Bank (“FHLB”). The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. The Company had $13.3 million in notes outstanding at an average interest rate of 4.72% as of March 31, 2006, compared to $16.3 million in notes outstanding at an average rate of 4.64% for the year ended December 31, 2005. The borrowings consist of three long-term notes totaling $10.0 million that mature on December 21, 2010 with a convertible quarterly option which allows the FHLB to change the note to then current market rates. In November of 2005, the Company entered into a $3.3 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%. During the first quarter of 2006 a $1.0 million repurchase agreement matured and a $2.0 million convertible advance was called.

Junior Subordinated Debentures

On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 365 basis points and adjusts quarterly. The rate at March 31, 2006 was 8.25%. The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

As a result of the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, we deconsolidated our wholly-owned subsidiary Sussex Capital Trust I, referred to as the “Trust”, from our consolidated financial statements as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve is allowing trust preferred securities to continue to qualify as Tier 1 Capital subject to specified limitations. The adoption of FIN 46 did not have an impact on our results of operations or liquidity.

Liquidity

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2006, had the ability to borrow up to $24.2 million against its one to four family mortgages and selected investment securities as collateral for borrowings, of which the Company had outstanding borrowings totaling $13.3 million. The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $27.7 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At March 31, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied. At March 31, 2006, liquid investments totaled $22.5 million and all mature within 30 days.

At March 31, 2006, the Company had $58.4 million of securities classified as available for sale. Of these securities, $32.8 million had $850 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

Back to Index

Interest Rate Sensitivity Analysis

See Item 3 hereof.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at March 31, 2006 totaled $66.8 million and consisted of $36.7 million in commitments to grant commercial real estate, construction and land development loans, $13.4 million in home equity lines of credit, and $16.7 million in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

The following table represents the Company’s contractual obligations to make future payments.

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$13,288	$49	$106	$13,133	$0
Operating lease obligations	2,558	431	712	435	980
Purchase obligations	434	434	-	-	-
Time deposits	86,820	78,611	6,737	1,452	20
Nonqualified supplemental salary continuation plan	1,987	-	72	158	1,757
Junior subordinated debentures	5,155	-	-	-	5,155
Total	$110,242	$79,525	$7,627	$15,178	$7,912

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Capital Resources

Stockholders’ equity inclusive of accumulated other comprehensive income (loss), net of income taxes, was $33.4 million at March 31, 2006, an increase of $430 thousand from the $32.9 million at year-end 2005. Activity in stockholders’ equity consisted of net proceeds from common stock issuances of $98 thousand, a net increase in retained earnings of $375 thousand derived from $596 thousand in net income earned in the first three months of 2006, offset by $221 thousand for the payment of cash dividends and a $43 thousand unrealized loss on securities available for sale, net of income tax of $29 thousand.

At March 31, 2006 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at March 31, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

			Minimum	Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

The Company:
Leverage Capital	$35,581	11.36%	$ >12,531	4%
Tier 1 - Risk Based	35,581	14.36%	>9,911	4%
Total Risk-Based	38,406	15.50%	>19,822	8%

The Bank:
Leverage Capital	28,279	9.14%	>12,374	4%
Tier 1 Risk-Based	28,279	11.49%	>9,845	4%
Total Risk-Based	31,104	12.64%	>19,691	8%

Effect of Inflation

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the level of interest rates has a more significant impact on a financial institution’s performance than effects of general levels of inflation. Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which prices are affected by inflation. Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of the Company’s assets and liabilities are more indicative of its ability to maintain acceptable performance levels. Management of the Company monitors and seeks to mitigate the

Back to Index

impact of interest rate changes by attempting to match the maturities of assets and liabilities to gap, thus seeking to minimize the potential effect of inflation.

Impact of Adoption of FASB Statement 123(R)

Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” No stock option compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. As a result of adoption, the Company’s net income for the three months ended March 31, 2006 has included a stock option compensation cost of $8,000 for unvested stock options as of December 31, 2005. There were no stock option grants in 2006.

Also see note 5 to the financial statements included herein for a discussion of the impact of the Company's adoption of FASB Statement 123(R)."

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

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

Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through the first three months of 2006, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At March 31, 2006 the percentages of change were within policy limits.

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

The following table sets forth our interest rate risk profile at March 31, 2006 and 2005. The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	March 31, 2006			March 31, 2005
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	($923)	-0.29%	14.33%	($872)	-0.31%	15.74%
Down 100 basis points	(223)	-0.07%	6.94%	(226)	-0.08%	8.17%

Up 100 basis points	(4)	0.00%	-0.14%	6	0.00%	0.23%
Up 200 basis points	(264)	-0.08%	-4.10%	(68)	-0.02%	-1.23%

Back to Index

Item 4. Controls and Procedures

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

Item 1A. Risk Factors

Investors in the Company’s securities should consider the following factors before trading in the Company’s securities:

Our earnings could be negatively affected if we are unable to continue our growth. The Company has experienced significant growth, and our future business strategy is to continue to expand. Historically, the growth of our loans and deposits has been the principal factor in our increase in net interest income. In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted. Our ability to continue to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest rate trends.

Our future profitability depends upon our ability to manage our growth. The Company expects to continue to experience growth in the scope of our operations and correspondingly in the number of our employees and customers. Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

Our ability to afford and adapt to changes in technology will affect our future profitability. Many of the Company’s competitors have substantially greater resources to invest in technological improvements and have more experience in managing technological change. Adoption of rapid technological changes by the banking industry or the bank's customers could put the bank at a competitive disadvantage if we do not have the capital or personnel necessary to implement such changes.

Our operations are subject to extensive regulation. The Company is subject to extensive federal and state legislation, regulation and supervision that are intended primarily to protect depositors and the Federal Deposit Insurance Corporation's Bank Insurance Fund, rather than investors. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect the Company and create competitive advantages for non-bank competitors. The Company can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement
Back to Index

 responsibilities, and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We operate in a highly competitive environment. The banking industry within the New Jersey-New York metropolitan area is highly competitive. Although we believe that we have been and will continue to be able to compete effectively with our competition due to our experienced management and personalized service, if we are wrong, our ability to grow and operate profitably may be negatively affected. The bank's principal market area is served by branch offices of large commercial banks and thrift institutions. We also face competition from other companies that provide financial services, including consumer loan companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds, internet banks and private lenders. In addition, in November of 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") was passed into law. Among other things, the GLB Act permits insurance companies and securities firms to acquire or form financial institutions, thereby further increasing the competition we face. A number of our competitors have substantially greater resources to expend on advertising and marketing than we do, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal on our belief that large and mid-size financial institutions do not adequately serve individuals and small businesses in our principal market area and on our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as "home town" institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

Our earnings may be adversely affected by changes in interest rates. The Company may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Economic conditions may adversely affect our business. Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

If the bank experiences greater loan losses than anticipated, it will have an adverse effect on our net income and our ability to fund our growth strategy. The risk of nonpayment of loans is inherent in banking. If we experience greater nonpayment levels than anticipated, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our results of operation. Any loan losses will reduce the loan loss reserve. A reduction in the loan loss reserve will be restored by an increase in our provision for loan losses and will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Our ability to pay dividends is limited by law and federal banking regulation. Our ability to pay dividends to our shareholders largely depends on our receipt of dividends from Sussex Bank. The amount of dividends that Sussex Bank may pay to us is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

Our legal lending limits are relatively low and restrict6 our ability to compete for larger customers. At March 31, 2006, our lending limit per borrower was approximately $4.7 million, or 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

Back to Index

Market conditions may adversely affect our fee based insurance business. The revenues of our fee based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products we sell.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan. On April 27, 2005, the Company’s Board increased this plan to 100,000 shares and on April 19, 2006 to 150,000 shares of the Company’s common stock.

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

January 1, 2006 through
January 31, 2006	-	-	-	-

February 1, 2006 through
February 28, 2006	520	$14.70	78,483	71,517

March 1, 2006 through
March 31, 2006	-	-	-	-

Total	520	$14.70	78,483	71,517

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

SUSSEX BANCORP
By:/s/ Candace A. Leatham
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer
Date:

Back to Index