Form 10-Q
period 2006-06-30
SUSSEX BANCORP
filed 2006-08-11
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 there were 3,161,975 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

ASSETS	June 30, 2006	December 31, 2005
	(Unaudited)

Cash and due from banks	$10,442	$11,395
Federal funds sold	2,670	13,385
Cash and cash equivalents	13,112	24,780

Interest bearing time deposits with other banks	100	500
Securities available for sale	57,814	61,180
Federal Home Loan Bank Stock, at cost	964	1,025

Loans receivable, net of unearned income	244,061	211,335
Less: allowance for loan losses	3,040	2,615
Net loans receivable	241,021	208,720

Premises and equipment, net	6,909	6,619
Accrued interest receivable	1,497	1,778
Other assets	9,842	8,580

Total Assets	$331,259	$313,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$34,234	$39,148
Interest bearing	243,063	217,699
Total Deposits	277,297	256,847

Borrowings	13,276	16,300
Accrued interest payable and other liabilities	2,077	1,956
Junior subordinated debentures	5,155	5,155

Total Liabilities	297,805	280,258

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,167,116 in 2006 and 3,153,004 in 2005;
outatanding shares 3,160,666 in 2006 and 3,153,004 in 2005	27,423	27,300
Retained earnings	6,647	5,842
Accumulated other comprehensive income (loss)	(616)	(218)

Total Stockholders' Equity	33,454	32,924

Total Liabilities and Stockholders' Equity	$331,259	$313,182

See Notes to Consolidated Financial Statements

Back to Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans receivable, including fees	$4,217	$2,869	$8,030	$5,489
Securities:
Taxable	349	433	702	880
Tax-exempt	259	299	520	592
Federal funds sold	46	79	195	119
Interest bearing deposits	5	4	10	27
Total Interest Income	4,876	3,684	9,457	7,107

INTEREST EXPENSE
Deposits	1,548	695	2,920	1,273
Borrowings	168	161	359	292
Junior subordinated debentures	109	86	212	164
Total Interest Expense	1,825	942	3,491	1,729

Net Interest Income	3,051	2,742	5,966	5,378
PROVISION FOR LOAN LOSSES	229	206	445	341
Net Interest Income after Provision for Loan Losses	2,822	2,536	5,521	5,037

OTHER INCOME
Service fees on deposit accounts	348	315	668	551
ATM and debit card fees	97	86	179	169
Insurance commissions and fees	688	622	1,421	1,217
Investment brokerage fees	88	66	140	130
Other	148	235	252	358
Total Other Income	1,369	1,324	2,660	2,425

OTHER EXPENSES
Salaries and employee benefits	1,756	1,609	3,395	3,203
Occupancy, net	259	233	530	488
Furniture, equipment and data processing	297	271	575	522
Stationary and supplies	45	40	96	88
Professional fees	167	134	345	249
Advertising and promotion	145	150	330	266
Insurance	46	46	104	88
Postage and freight	60	45	112	90
Amortization of intangible assets	40	63	73	127
Other	414	331	798	704
Total Other Expenses	3,229	2,922	6,358	5,825

Income before Income Taxes	962	938	1,823	1,637
PROVISION FOR INCOME TAXES	310	272	575	451
Net Income	$652	$666	$1,248	$1,186

EARNINGS PER SHARE
Basic	$0.21	$0.21	$0.40	$0.38

Diluted	$0.20	$0.21	$0.39	$0.37

See Notes to Consolidated Financial Statements

Back to Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2006 and 2005
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2004	2,994,874	$25,397	$6,116	$139	$-	$31,652
Comprehensive income:
Net income	-	-	1,186	-	-	1,186
Change in unrealized gains (losses) on securities available for sale,
net of tax	-	-	-	(6)	-	(6)
Total Comprehensive Income						1,180

Treasury shares purchased	(2,000)	-	-	-	(27)	(27)
Treasury shares retired	-	(27)	-	-	27	-
Exercise of stock options	18,931	101	-	-	-	101
Income tax benefit of stock options exercised	-	58	-	-	-	58
Shares issued through dividend reinvestment plan	5,408	76	-	-	-	76
Additional expenses for stock offering	-	(25)	-	-	-	(25)
Dividends on common stock ($.13 per share)	-	-	(421)	-	-	(421)

Balance June 30, 2005	3,017,213	$25,580	$6,881	$133	$-	$32,594

Balance December 31, 2005	3,153,004	$27,300	$5,842	($218)	$-	$32,924
Comprehensive income:
Net income	-	-	1,248	-	-	1,248
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(398)	-	(398)
Total Comprehensive Income						850

Treasury shares purchased	(2,458)	-	-	-	(36)	(36)
Treasury shares retired	-	(36)	-	-	36	-
Exercise of stock options	2,639	23	-	-	-	23
Income tax benefit of stock options exercised	-	3	-	-	-	3
Issuance of 6,450 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricited stock grants	-	25	-	-	-	25
Compensation expense related to stock awards	1,000	15	-	-	-	15
Shares issued through dividend reinvestment plan	6,481	93	-	-	-	93
Dividends on common stock ($.14 per share)	-	-	(443)	-	-	(443)

Balance June 30, 2006	3,160,666	$27,423	$6,647	($616)	$-	$33,454

See Notes to Consolidated Financial Statements

Back to Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,248	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	445	341
Provision for depreciation and amortization	438	469
Net amortization of securities premiums and discounts	68	135
Earnings on investment in life insurance	(49)	(44)
Compensation expense for stock options and stock grants	40	-
Decrease (increase) in assets:
Accrued interest receivable	281	(237)
Other assets	(517)	(441)
Increase in accrued interest payable and other liabilities	124	782

Net Cash Provided by Operating Activities	2,078	2,191

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,614)	(4,396)
Maturities, calls and principal repayments	6,248	6,336
Net increase in loans	(29,310)	(30,089)
Purchases of bank premises and equipment	(655)	(554)
Decrease (increase) in FHLB stock	61	(10)
Net decrease in interest bearing time deposits with other banks	400	3,400
Net cash received for branch acquisition	2,354	-

Net Cash Used in Investing Activities	(24,516)	(25,313)

Cash Flows from Financing Activities
Net increase in deposits	14,157	6,505
Proceeds from borrowings	-	4,000
Repayments of borrowings	(3,024)	-
Proceeds from the exercise of stock options	23	101
Purchase of treasury stock	(36)	(27)
Expenses paid related to stock offering	-	(25)
Dividends paid, net of reinvestments	(350)	(345)

Net Cash Provided by Financing Activities	10,770	10,209

Net Decrease in Cash and Cash Equivalents	(11,668)	(12,913)

Cash and Cash Equivalents - Beginning	24,780	29,294

Cash and Cash Equivalents - Ending	$13,112	$16,381

Supplementary Cash Flows Information
Interest paid	$3,444	$1,684
Income taxes paid	$818	$55

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$270

See Notes to Consolidated Financial Statements

Back to Index

Sussex Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com commenced operations in the third quarter of 2005. The Bank operates nine banking offices, eight located in Sussex County, New Jersey and one in Orange County, New York. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

2.     Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted by the 5% stock dividend declared in the fourth quarter of 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. Potential common shares related to stock options are determined using the treasury stock method. Nonvested restricted stock grants issued in the first half of 2006 were not dilutive for the six months ended June 30, 2006.

The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 19, 2005.
	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$652	3,160	$0.21	$666	3,166	$0.21
Effect of dilutive securities:
Stock options	-	33		-	33
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$652	3,193	$0.20	$666	3,199	$0.21

Back to Index

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$1,248	3,159	$0.40	$1,186	3,160	$0.38
Effect of dilutive securities:
Stock options	-	34		-	40
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,248	3,193	$0.39	$1,186	3,200	$0.37

3. Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Unrealized holding gains (losses) on available for sale securities	($592)	$859	($664)	($9)
Less: reclassification adjustments for gains included in net income	-	-	-	-
Net unrealized gains (losses)	(592)	859	(664)	(9)
Tax effect	237	(345)	266	3
Other comprehensive income (loss), net of tax	($355)	$514	($398)	($6)

4. Segment Information

The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

(Dollars in thousands)	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$3,051	$-	$3,051	$2,742	$-	$2,742
Other income from external sources	681	688	1,369	702	622	1,324
Depreciation and amortization	214	12	226	199	42	241
Income before income taxes	895	67	962	896	42	938
Income tax expense	283	27	310	255	17	272
Total assets	328,065	3,194	331,259	287,128	3,318	290,446

(Dollars in thousands)	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$5,966	$-	$5,966	$5,378	$-	$5,378
Other income from external sources	1,239	1,421	2,660	1,208	1,217	2,425
Depreciation and amortization	414	24	438	384	85	469
Income before income taxes	1,611	212	1,823	1,573	64	1,637
Income tax expense	490	85	575	425	26	451
Total assets	328,065	3,194	331,259	287,128	3,318	290,446

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

Back to Index

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

Using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will be approximately $33,000, $20,000 and $12,000 for the years ending December 31, 2006, 2007 and 2008 for unvested stock options outstanding at December 31, 2005. No stock options have been granted in 2006.

In January of 2006, the Company granted 3,750 restricted shares of stock. The shares had a fair market value of $15.00 per share. The restricted award vests over a five year period, at an expense of $11,000 per year though 2010. In May of 2006, 2,700 restricted shares were granted at a fair market value of $14.75 per share. This grant vests over a two year period at a total expense of $40,000. The cost is expected to be recognized monthly on a straight-line basis. During the first six months of 2006, the Company expensed $25 thousand in stock-based compensation under stock option plans and restricted stock awards, including $16 thousand related to stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2005

Net income, as reported	$666	$1,186
Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(53)	(205)
Pro forma net income	$613	$981

Basic earnings per share:
As reported	$0.21	$0.38
Pro forma	$0.19	$0.31

Diluted earnings per share:
As reported	$0.21	$0.37
Pro forma	$0.19	$0.31

Information regarding the Company’s stock option plans as of June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	271,424	$12.77
Options exercised	(2,639)	8.61
Options expired	(3,567)	8.18
Options outstanding, end of quarter	265,218	$12.87	5.94	$471,948
Options exercisable, end of quarter	217,528	$13.07	8.03	$343,067
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercised shares	$7.49 to $9.52

The total intrinsic value of stock options exercised was $16,983 during the first half of 2006.

Back to Index

Information regarding the Company’s restricted stock activity as of June 30, 2006 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	-	$-
Granted	6,450	14.90
Vested	-	-
Restricted stock, end of quarter	6,450	$14.90

Compensation expense recognized for restricted stock was $9 thousand for the first six months of 2006. At June 30, 2006, unrecognized compensation expense for non-vested restricted stock was $87 thousand, which is expected to be recognized over a weighted average period of 3.4 years.

6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,221,000 of undrawn standby letters of credit outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

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

8. New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement

Back to Index

recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company’s goal is to serve as a community-oriented financial institution serving the Northwestern New Jersey, Northeastern Pennsylvania and New York tri-state marketplace. Our market presence has expanded by opening loan production offices during 2005 in Milford, Pennsylvania and Warwick, New York with added availability of all of our financial services in those counties contiguous to our existing New Jersey market. In addition, in March 2006 the Company continued its expansion into Orange County, New York by purchasing the Port Jervis, New York branch of Pennstar Bank from NBT Bank, N.A. While offering traditional community bank loan and deposit products and services, the Company also obtains non-interest income through its Tri-State Insurance Agency, Inc. (“Tri-State”) insurance brokerage operations, SussexMortgage.com LLC, a mortgage banking joint venture with National City Mortgage Inc. and the sale of non-deposit products. During 2006, the Company is continuing to look for other expansion opportunities in our New Jersey market and in New York and Pennsylvania.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the critical accounting policies relating to the allowance for loan losses, goodwill, and investment securities impairment evaluation, encompass the more significant judgments and estimates used in preparation of our consolidated financial statements. These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2006 and June 30, 2005

Overview

The Company realized net income of $652 thousand for the second quarter of 2006, a decrease of $14 thousand, or

Back to Index

2.1%, from the $666 thousand reported for the same period in 2005. Basic earnings per share, as adjusted for the 5% stock dividend declared October 19, 2005, were unchanged at $0.21 in the second quarter of 2005 and 2006 while diluted earnings per share decreased from $0.21 in the second quarter of 2005 to $0.20 for the quarter ended June 30, 2006.

While the Company’s net interest income and other income increased in the three month period ended June 30, 2006 compared to the same period last year, the Company incurred increases in its other expenses related to its acquisition of the new office in Port Jervis, New York in March of 2006 and additional consulting fees associated with preparing for compliance with Sarbanes-Oxley Section 404.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2006 and 2005.

	Three Months Ended June 30,
(dollars in thousands)	2006			2005
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,164	$352	5.85%	$27,997	$426	6.10%
Taxable	34,967	349	4.00%	47,033	433	3.69%
Total securities	59,131	701	4.76%	75,030	859	4.59%
Total loans receivable (4)	235,680	4,217	7.18%	175,554	2,869	6.55%
Other interest-earning assets	4,002	51	5.06%	11,120	82	2.96%
Total earning assets	298,813	$4,969	6.67%	261,704	$3,810	5.84%

Non-interest earning assets	25,653			23,830
Allowance for loan losses	(2,900)			(1,903)
Total Assets	$321,566			$283,631

Sources of Funds:
Interest bearing deposits:
NOW	$56,493	$300	2.13%	$43,490	$67	0.62%
Money market	28,081	270	3.85%	21,027	107	2.04%
Savings	47,561	103	0.87%	63,977	111	0.70%
Time	90,971	875	3.86%	64,439	410	2.55%
Total interest bearing deposits	223,106	1,548	2.78%	192,933	695	1.45%
Borrowed funds	13,395	168	4.93%	14,000	161	4.55%
Junior subordinated debentures	5,155	109	8.44%	5,155	86	6.60%
Total interest bearing liabilities	241,656	$1,825	3.03%	212,088	$942	1.78%

Non-interest bearing liabilities:
Demand deposits	44,609			38,016
Other liabilities	1,846			1,530
Total non-interest bearing liabilities	46,455			39,546
Stockholders' equity	33,455			31,997
Total Liabilities and Stockholders' Equity	$321,566			$283,631

Net Interest Income and Margin (5)		$3,144	4.22%		$2,868	4.40%

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

Net Interest Income

Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is directly affected by changes in volume and mix of interest earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities.

Back to Index

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $276 thousand, or 9.6%, to $3.1 million for the three months ended June 30, 2006 compared to $2.9 million for the same three month period in 2005. Total average earning assets increased by $37.1 million, or 14.2%, to $298.8 million for the three months ended June 30, 2006, while total interest bearing liabilities increased $29.6 million, or 13.9%, to $241.7 million during the same three month period. The major increase in average earning assets was in the loan portfolio while time deposits saw the largest increase in interest bearing liabilities.

The net interest margin decreased, on a fully taxable equivalent basis, by 18 basis points to 4.22% for the three months ended June 30, 2006 compared to 4.40% for the same period in 2005.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $1.2 million to $5.0 million for the three months ended June 30, 2006 compared to $3.8 million in the same period in 2005. The increase reflects both increases in average earning assets, as discussed above, and increases in average yield. The repositioning of average balances into higher yielding loans from securities and other interest-earning assets and the increase in market rates of interest have increased the average rate earned 83 basis points from 5.84% for the second quarter of 2005 to 6.67% in the same period in 2006.

Total interest income on securities, on a fully taxable equivalent basis, decreased $158 thousand, to $701 thousand for the quarter ended June 30, 2006 from $859 thousand for the second quarter of 2005. As the average balance of total securities decreased $15.9 million, the yield on securities increased 17 basis points, from 4.59% in the second quarter of 2005 to 4.76% for the second quarter of 2006. The decrease in the average balances of the securities portfolio reflects a $12.1 million reduction in taxable securities and a $3.8 million decrease in tax-exempt securities, as decreases were used to fund the Company’s loan growth. The increase in yield was primarily accomplished by the repricing of mortgage backed securities in an increasing market rate environment.

The average balance in loans increased $60.1 million, or 34.2%, to $235.7 million in the current three month period from $175.6 million in the same period of 2005, while the interest earned on total loans increased $1.3 million, or 47.0% from the second quarter of 2005 to the current period. The average rate earned on loans increased 63 basis points from 6.55% for the three months ended June 30, 2005 to 7.18% for the same period in 2006. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio.

Interest Expense

The Company’s interest expense for the three months ended June 30, 2006 increased $883 thousand, or 93.7%, to $1.8 million from $942 thousand for the same period in 2005, as the balance in average interest-bearing liabilities increased $29.6 million, or 13.9% to $241.7 million from $212.1 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 125 basis points from 1.78% for the three months ended June 30, 2005 to 3.03% for the same period in 2006, due to increased market rates of interest and changes to the Company’s deposit product offerings.

The average balance in time deposits increased $26.5 million, or 41.2%, from $64.4 million in the second quarter of 2005 to $91.0 million during the same period in 2006 due to the Company actively promoting competitive market rates of interest. The average rate paid on time deposits increased 131 basis points from 2.55% for the three months ended June 30, 2005 to 3.86% for the same period in 2006.

The average balance in money market accounts had a net increase of $7.1 million, or 33.5%, to $28.1 million for the three months ended June 30, 2006 from $21.0 million for the same period in 2005. The average rate paid on money market deposits has increased 181 basis points from 2.04% to 3.85% between the second quarter of 2005 to the same period of 2006, as the Company has promoted tiered personal and business money market products which offer higher rates of interest on larger average account balances. In addition, the Company began offering a tiered public fund NOW account in the first quarter of 2006, which accounts for most of the $13.0 million increase in NOW accounts from $43.5 million during the second quarter of 2005 to $56.5 million during the same period in 2006. The average rate paid on NOW accounts has increased 151 basis points from 0.62% to 2.13% during the same two second quarter periods. Most of these dollars were transferred from a money market sweep product offering similar rates of interest with higher levels of restrictions on the use of the funds.

Offsetting these deposit balance increases, savings deposit balances have decreased $16.4 million, or 25.7%, to

Back to Index

 $47.6 million during the second quarter of 2006 from $64.0 million for the same period a year earlier. As current market rates of interest have increased from the second quarter of 2005 compared to the second quarter of 2006, depositors have transferred balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts that the Company has actively promoted.

For the quarter ended June 30, 2006, the Company’s average borrowed funds decreased $605 thousand to $13.4 million compared to average borrowed funds of $14.0 million during the second quarter of 2005. The balance at June 30, 2006 consisted of three convertible notes and one amortizing advance from the Federal Home Loan Bank. The average rate paid on total borrowed funds increased 38 basis points from the second quarter of 2005 to the same period in 2006. The Company also has $5.2 million in junior subordinated debentures outstanding. The debentures bear a floating rate of interest tied to the three month LIBOR, which averaged 8.44% for the three months ended June 30, 2006, up 184 basis points from 6.60% in the same period of 2005.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2006 was $229 thousand compared to a provision of $206 thousand in the second quarter of 2005, an increase of $23 thousand or 11.2%. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts. The Company’s non-interest income increased by $45 thousand, or 3.4%, to $1.4 million for the three months ended June 30, 2006 from $1.3 million for the same period in 2005. Service fees on deposit accounts have increased by $33 thousand, or 10.5%, to $348 thousand in the second quarter of 2006 from $315 thousand during the same period in 2005, largely due to the Company’s growth in deposit accounts from the acquisition of the Port Jervis, New York branch in March of this year. Insurance commission income from Tri-State has increased $66 thousand, or 10.6%, in the second quarter of 2006 over the same period in 2005. The growth reflects an increase in agency sales force and a related increase in new business. Additionally, Tri-State has retained a strong renewal book of business and has benefited from cross selling efforts to bank clients. Investment brokerage fees have increased $22 thousand, or 33.3%, to $88 thousand in the second quarter of 2006 compared to $66 thousand during the same period in 2005.

Increases in service charges on deposit accounts, insurance commissions and investment brokerage fees were offset by a decrease of $87 thousand, or 37.0%, in other income from $235 thousand for the second quarter of 2005 compared to $148 thousand in the same period of 2006. The majority of the decrease in other income was mortgage broker fee income, which decreased $103 thousand in the second quarter of 2006. The Company discontinued its direct mortgage broker activities as the Company’s new joint venture with National City Mortgage Inc., SussexMortgage.com LLC, has replaced this line of business. The Company has a 49% share of SussexMortgage.com’s net income and recognized $36 thousand of income in the second quarter of 2006.

Non-Interest Expense

Total non-interest expense increased $307 thousand, or 10.5%, from $2.9 million in the second quarter of 2005 to $3.2 million in the second quarter of 2006. Salaries and employee benefits increased $147 thousand, or 9.1%, due to the additional staff at the Port Jervis, New York branch, commissions paid for the higher performing Tri-State insurance producers, and normal pay increases. Professional fees have increased $33 thousand, or 24.6%, in the second quarter of 2006 to $167 thousand, as a result of the Company hiring a third party to assist in its implementation of internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002. Increases in other non-interest expenses are related to the acquisition and promotion of the Port Jervis branch and increased loan processing expenses, related to the increased loan volume.

Income Taxes

The Company’s income tax provision, which includes both federal and state taxes, was $310 thousand and $272 thousand for the three months ended June 30, 2006 and 2005, respectively. This increase in income taxes resulted from an increase in income before taxes of $24 thousand, or 2.6% for the three months ended June 30, 2006 as compared to

Back to Index

the same period in 2005 and a lower benefit from tax-exempt interest on securities. The Company’s effective tax rate of 32% and 29% for the three months ended June 30, 2006 and 2005, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance. The effective tax rate increase in 2006 was due to higher pre-tax income and lower tax-exempt interest income.

Six Months ended June 30, 2006 and June 30, 2005

Overview

For the six months ended June 30, 2006, net income was $1.2 million, an increase of $62 thousand, or 5.2%, from the net income reported for the same period in 2005. Basic earnings per share, as adjusted for the 5% stock dividend declared October 19, 2005, was $0.40 for the six months ended June 30, 2006 compared to $0.38 for the six-month period ended June 30, 2005. Diluted earnings per share was $0.39 for the six months ended June 30, 2006, an increase from $0.37 during the first six months of 2005.

The Company’s net interest income and other income increased by 10.9% and 9.7%, respectively, in the first half of 2006 compared to the prior year, and the Company incurred a 9.2% increase in its other expenses during the same six month periods. Net income increased by 5.2% as the Company’s tax provision rose by 27.5% in the first six months of 2006 over the same period a year earlier.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2006 and 2005.
	Six Months Ended June 30,
(dollars in thousands)	2006			2005
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,171	$708	5.91%	$27,749	$845	6.14%
Taxable	35,752	702	3.96%	47,954	880	3.70%
Total securities	59,923	1,410	4.74%	75,703	1,725	4.60%
Total loans receivable (4)	227,472	8,030	7.12%	169,676	5,489	6.52%
Other interest-earning assets	9,083	205	4.55%	11,098	146	2.64%
Total earning assets	296,478	$9,645	6.56%	256,477	$7,360	5.79%

Non-interest earning assets	25,213			23,813
Allowance for loan losses	(2,804)			(2,051)
Total Assets	$318,887			$278,239

Sources of Funds:
Interest bearing deposits:
NOW	$52,470	$500	1.92%	$42,573	$124	0.59%
Money market	27,873	511	3.70%	21,143	199	1.90%
Savings	49,171	206	0.84%	65,214	226	0.70%
Time	91,556	1,703	3.75%	62,039	724	2.35%
Total interest bearing deposits	221,070	2,920	2.66%	190,969	1,273	1.34%
Borrowed funds	14,786	359	4.83%	12,484	292	4.65%
Junior subordinated debentures	5,155	212	8.20%	5,155	164	6.32%
Total interest bearing liabilities	241,011	$3,491	2.92%	208,608	$1,729	1.67%

Non-interest bearing liabilities:
Demand deposits	42,561			36,295
Other liabilities	1,965			1,451
Total non-interest bearing liabilities	44,526			37,746
Stockholders' equity	33,350			31,885
Total Liabilities and Stockholders' Equity	$318,887			$278,239

Net Interest Income and Margin (5)		$6,154	4.19%		$5,631	4.43%

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

Back to Index

Net Interest Income

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $523 thousand, or 9.3%, to $6.2 million for the six months ended June 30, 2006 compared to $5.6 million for the same six month period in 2005. The net interest margin decreased, on a fully taxable equivalent basis, by 24 basis points to 4.19% for the six months ended June 30, 2006 compared to 4.43% for the same period in 2005.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $2.3 million, or 31.0%, to $9.6 million for the six months ended June 30, 2006 compared to $7.4 million in the first six months of 2005. Total average earning assets increased by $40.0 million to $296.5 million in the current six month period from $256.5 million for the six months ended June 30, 2005. The growth in higher yielding loan average balances in an increasing market rate of interest environment have increased the average rate earned on earning assets 77 basis points to 6.56% for the first six months of 2006 from 5.79% in the same period in 2005.

Total interest income on securities, on a fully taxable equivalent basis, decreased $315 thousand, or 18.3%, from the six months ended June 30, 2005 to the same period in 2006. As the average balance of total securities decreased $15.8 million, the average rate earned increased 14 basis points, from 4.60% in the first six months of 2005 to 4.74% for the same period in 2006. The decrease in average total securities balances was due to the funds received from maturities and paydowns mostly used to fund the Company’s loan growth. The increase in yield was accomplished by the increased repricing rate on mortgage backed securities and increased rates on new securities purchased in an increasing market rate environment.

The average balance in the loan portfolio for the six months ended June 30, 2006 increased $57.8 million, or 34.1%, from the first six months of 2005. The interest earned on total loans increased $2.5 million, or 46.3% as the average rate earned on loans increased 60 basis points from 6.52% for the six months ended June 30, 2005 to 7.12% for the same period in 2006. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity, most notably in our non-residential real estate and construction and land development loans.

Interest Expense

Interest expense increased $1.8 million to $3.5 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005 as the average balance in interest bearing liabilities increased $32.4 million, to $241.0 million for the first six months of 2006 from $208.6 million in the same period in 2005 as a result of increases in market rates of interest and various deposit product promotions. The average rate paid on interest bearing liabilities increased 125 basis points to 2.92% for the first six months of 2006 from 1.67% for the six months ended June 30, 2005.

The Company’s interest expense on deposit liabilities for the six months ended June 30, 2006 increased $1.6 million, or 129.4%, to $2.9 million from $1.3 million for the same period in 2005, as the balance in average interest-bearing liabilities increased $30.1 million, or 15.8% to $221.1 million from $191.0 million between the same two periods. The average rate paid on total interest-bearing deposits has increased by 132 basis points from 1.34% for the six months ended June 30, 2005 to 2.66% for the same period in 2006. The increase reflects the growth in time deposits through promotional rate incentives and the introduction of new tiered money market and NOW deposit account products. Time deposit average balances increased by $29.5 million, or 47.6%, to $91.6 million for the first six months of 2006 from $62.0 million during the first half of 2005. The average rate paid during the first half of 2006 was 3.75%, or a 140 basis point increase over the 2.35% paid in the first six months of 2005. As of June 30, 2006 compared to June 30, 2005, the tiered personal and business money market accounts have attracted over $17.4 million in deposits, while $11.2 million in public fund money market deposits have transferred to a more attractive tiered public fund NOW account. Funding much of these account increases, savings account average balances have decreased $16.0 million from $65.2 million during the first six months of 2005 to $49.2 million during the same period in 2006, as customers have transferred balances to more desirable time and money market deposits.

For the six months ended June 30, 2006, the Company’s average borrowed funds increased $2.3 million to $14.8

Back to Index

million from $12.5 million for the first six months of 2005. The Company’s $5.2 million in junior subordinated debentures bear a floating rate of interest, which averaged 8.20% for the six months ended June 30, 2006, up 188 basis points from 6.32% in the same period of 2005.

Provision for Loan Losses

The provision for loan losses for the first half of 2006 was $445 thousand compared to a provision of $341 thousand in the first six months of 2005, an increase of $104 thousand, or 30.5%. The increase in the provision primarily reflects higher loan growth in the six months ended June 30, 2006 compared to 2005. Gross loans increased $32.7 million in the six months ended June 30, 2006 compared to $29.3 million in 2005

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts. The Company’s non-interest income increased by $235 thousand, or 9.7%, to $2.7 million for the six months ended June 30, 2006 from $2.4 million for the same period in 2005. Service fees on deposit accounts increased $117 thousand to $668 thousand in the first six months of 2006 from $551 thousand during the same period in 2005. Fees from the Company’s “no-return” overdraft privilege program have increased overdraft fee income 21.2% in the first six months of 2006 from the same period last year. Tri-State’s insurance commissions and fees have increased 16.8% to $1.4 million in the first six months of 2006 compared to $1.2 million in the same period a year earlier, as newly hired producers are obtaining more business and Tri-State continues to retain its book of business on policy renewals. Other income has decreased $106 thousand, or 29.6%, to $252 thousand in the six month period ending June 30, 2006 compared to $358 thousand for the six month period ending June 30, 2005, as the Company reported gross mortgage banking fee income of $161 thousand for the first six months of 2005. During 2006, the Company replaced its mortgage banking operations with a 49% interest in a new joint venture, SussexMortgage.com. For the first six months of 2006, the Company’s interest in the joint venture’s net income totaled $36 thousand.

Non-Interest Expense

Total non-interest expense increased from $5.8 million in the first six months of 2005 to $6.4 million in the first six months of 2006, an increase of $533 thousand, or 9.2%. The majority of the increases were in professional fees, and advertising and promotion. Professional fees have increased $96 thousand or 38.6% in the first six months of 2006 to $345 thousand due to higher costs associated with the implementation of Sarbanes-Oxley Act Section 404. Advertising and promotion expenses have increased $64 thousand or 24.1% in the first six months of 2006 over the same period in 2005 due to increased advertisements for deposit product rate promotions and fees associated with the promotion of the branch acquisition in Port Jervis.

Total amortization of intangible asset expenses for the six months ended June 30, 2006 was $73 thousand, a decrease of $54 thousand, or 42.5%, from $127 thousand for the same period in 2005. Tri-State’s portion of the amortization expenses have declined in 2006, as an intangible amortization from the purchase of a book of business was fully expensed by December 2005. As Tri-State’s insurance commissions and fees increased 16.8% over the six month period ended June 30, 2006 from the same period in 2005, our insurance operations reported an increase in income before income taxes of $148 thousand, or 231.3%, as depreciation and amortization on intangible assets decreased $61 thousand, or 71.8%, in the six month period ending June 30, 2006 compared to 2005.

Income Taxes

The Company’s federal and state income tax provision increased $124 thousand, or 27.5%, to $575 thousand for the six months ended June 30, 2006 from the $451 thousand recorded for the first half of 2005. This increase in income taxes resulted from an increase in income before taxes of $186 thousand, or 11.4% for the six months ended June 30, 2006 as compared to the same period in 2005 and a lower benefit from tax-exempt interest on securities, as the average balances in tax-exempt securities has declined 12.9% between the same two periods. The Company’s effective tax rate increased from 28% for the six months period ended June 30, 2005 to 32% for the first half of 2006.

Back to Index

FINANCIAL CONDITION

June 30, 2006 as compared to December 31, 2005

At June 30, 2006 the Company had total assets of $331.3 million compared to total assets of $313.2 million at December 31, 2005, an increase of $18.1 million. Loans receivable increased $32.7 million, or 15.5%, to $244.1 million, as cash and cash equivalents, interest bearing time deposits and securities available for sale, cumulatively decreased $15.4 million at June 30, 2006 from December 31, 2005. Total deposits increased $20.5 million, or 8.0%, to $277.3 million at June 30, 2006 from $256.8 million at December 31, 2005 and borrowings decreased $3.0 million to $13.3 million at June 30, 2006.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased by $11.7 million at June 30, 2006 to $13.1 million from $24.8 million at December 31, 2005. This decrease reflects the Company’s decrease in federal funds sold of $10.7 million to $2.7 million at June 30, 2006 from $13.4 million at year-end 2005. This decrease in federal funds sold helped to fund the growth in the Company’s loan portfolio.

Securities Portfolio

The Company’s securities, available for sale, at fair value, decreased $3.4 million from $61.2 million at December 31, 2005 to $57.8 million at June 30, 2006. The Company purchased $3.6 million in new securities during the first six months of 2006, $6.2 million in available for sale securities matured or were repaid, and there were no available for sale securities that were called or sold. Balances in state and municipal tax-exempt securities, at fair value, remained unchanged at $24.2 million as paydowns exceeded purchases in taxable securities, at fair value, for a net decrease of $3.4 million to $33.6 million. The carrying value of the available for sale portfolio at June 30, 2006 includes an unrealized loss of $1.0 million, reflected as accumulated other comprehensive loss of $616 thousand in stockholders’ equity, net of income tax of $411 thousand. This compares with an unrealized loss at December 31, 2005 of $363 thousand, reflected as accumulated other comprehensive loss of $218 thousand in stockholders’ equity, net of income tax of $145 thousand. Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2006. There were no held to maturity securities at June 30, 2006 or December 31, 2005.

Loans

Total loans at June 30, 2006 increased $32.7 million, or 15.5%, to $244.1 million from $211.3 million at year-end 2005. The Company is emphasizing the origination of construction and land development loans, loans secured by non-residential property and commercial and industrial loans to increase the yield in its loan portfolio. The balance in loans secured by non-residential property increased 9.2%, to $120.5 million at June 30, 2006 from $110.4 million on December 31, 2005 and accounts for 49.4% of the Company’s total loan portfolio. The largest increases during this six month period were in construction and land development loans, which increased $9.8 million, or 42.3%, from $23.2 million at December 31, 2005 to $33.0 million at June 30, 2006 and loans secured by one to four family residential properties, which increased $10.0 million to $57.4 million at June 30, 2006 from $47.4 million on December 31, 2005.

The increase in loans was funded during the first six months of 2006 by a decrease in the Company’s federal funds sold, cash flows from repayments and maturities on securities as well as increased deposits. The loan to deposit ratios at June 30, 2006 and December 31, 2005 were 88.1% and 82.3%, respectively.

 Loan and Asset Quality

Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned (“OREO”). The Company’s non-accrual loans increased to $1.1 million at June 30, 2006 from $816 thousand at December 31, 2005. There were $10 thousand in past due loans over 90 days and still accruing and no restructured loans at June 30, 2006. The Company had no OREO properties at June 30, 2006 or at December 31, 2005.

The Company seeks to actively manage its non-performing assets. In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for customers with aggregate relationships of

Back to Index

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

The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Non-accrual loans	$1,092	$816
Non-accrual loans to total loans	0.45%	0.39%
Non-performing assets to total assets	0.33%	0.44%
Allowance for loan losses as a % of non-performing loans	275.86%	190.04%
Allowance for loan losses to total loans	1.25%	1.24%

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

In April of 2005 the Company began an allowance for overdraft losses, providing for losses in conjunction with the new no-return overdraft privilege program. The provisions, charge-offs and recoveries for this new program are included in the Company’s total allowance for loan losses.

At June 30, 2006, the total allowance for loan losses was $3.0 million, an increase of $425 thousand from the $2.6 million at December 31, 2005. The total provision for loan losses was $445 thousand and there were $40 thousand in charge-offs and $20 thousand in recoveries for the first six months of 2006. The allowance for loan losses as a percentage of total loans was 1.25% at June 30, 2006 compared to 1.24% on December 31, 2005. The 16.3% increase in the allowance for loan losses reflects the related growth in the Company’s loan portfolio of $32.7 million, or 15.5%, from December 31, 2005 to June 30, 2006.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits

Total deposits increased $20.5 million, or 8.0%, from $256.8 million at December 31, 2005 to $277.3 million at June 30, 2006. In March of 2006 the Port Jervis branch was acquired with $6.3 million in deposits. As of June 30, 2006 the Port Jervis branch deposits have grown 46.0% to $9.2 million. Non-interest bearing deposits decreased $4.9 million, or 12.6%, to $34.2 million at June 30, 2006 from $39.1 million at December 31, 2005 and interest-bearing deposits increased $25.4 million, or 11.7%, to $243.1 million at June 30, 2006 from $217.7 million at December 31, 2005. Total time deposit balances increased $8.8 million and other interest bearing deposit account balances increased $16.5 million, or 12.9%, to $144.5 million at June 30, 2006 from $128.0 million at December 31, 2005. The Company’s reported balances included balances reclassified with the approval of the Federal Reserve Bank of New York, under Federal Reserve Regulation D, thereby reducing the Company’s reserve requirement with the Federal Reserve Bank. As a result of the reclassification, non-interest bearing deposits decreased $3.0 million at December 31, 2005 and $10.0 million at June 30, 2006 with similar increases in interest bearing deposits,. Exclusive of the effect of the reclassification, non-interest bearing deposits, before the reclassification, increased $2.1 million, or 4.9%, to $44.2

Back to Index

million at June 30, 2006 from $42.1 million at December 31, 2005 and interest-bearing deposits increased $18.4 million, or 8.6%, to $233.1 million at June 30, 2006 from $214.7 million at December 31, 2005. Marketing promotions for short term time deposits and personal and business money market accounts have accounted for the net increase in deposit balances, as balances have shifted from traditional savings accounts to these higher yielding deposit accounts. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings

As of June 30, 2006, borrowings consist of advances from the Federal Home Loan Bank (“FHLB”). The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. The Company had $13.3 million in notes outstanding at an average interest rate of 4.95% as of June 30, 2006, compared to $16.3 million in notes outstanding at an average rate of 4.64% for the year ended December 31, 2005. The borrowings consist of three long-term notes totaling $10.0 million that mature on December 21, 2010 with a convertible quarterly option which allows the FHLB to change the note to then current market rates. In November of 2005, the Company entered into a $3.3 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%. During the first half of 2006 a $1.0 million repurchase agreement matured and a $2.0 million convertible advance was called.

Junior Subordinated Debentures

On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 365 basis points and adjusts quarterly. The rate at June 30, 2006 was 8.72%. The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

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

Liquidity

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2006, had the ability to borrow up to $23.2 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Company had outstanding borrowings with the FHLBNY totaling $13.3 million. The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $27.7 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At June 30, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied. At June 30, 2006, liquid investments totaled $13.1 million and all mature within 30 days.

At June 30, 2006, the Company had $57.8 million of securities classified as available for sale. Of these securities, $44.2 million had $1.2 million of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

Back to Index

Interest Rate Sensitivity Analysis

See Item 3 hereof.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at June 30, 2006 totaled $71.4 million and consisted of $32.0 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, and $26.2 million in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

The following table represents the Company’s contractual obligations to make future payments.

	Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$13,276	$50	$108	$13,118	$0
Operating lease obligations	2,512	414	676	429	993
Purchase obligations	365	365	-	-	-
Time deposits	98,535	90,464	6,837	1,195	39
Nonqualified supplemental salary continuation plan	1,987	-	92	158	1,737
Junior subordinated debentures	5,155	-	-	-	5,155
Total	$121,830	$91,293	$7,713	$14,900	$7,924

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Capital Resources

Stockholders’ equity inclusive of accumulated other comprehensive income (loss), net of income taxes, was $33.5 million at June 30, 2006, an increase of $530 thousand from the $32.9 million at year-end 2005. Activity in stockholders’ equity consisted of net proceeds from common stock issuances of $119 thousand, stock based compensation expenses of $40 thousand, a net increase in retained earnings of $805 thousand derived from $1.2 million in net income earned in the first six months of 2006, offset by $443 thousand for the payment of cash dividends, treasury stock purchases of $36 thousand, and a $664 thousand unrealized loss on securities available for sale, net of income tax of $266 thousand.

At June 30, 2006 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at June 30, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

			Minimum	Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

The Company:
Leverage Capital	$35,989	11.29%	>$12,755	4%
Tier 1 - Risk Based	35,989	13.63%	> 10,562	4%
Total Risk-Based	39,029	14.78%	> 21,124	8%
The Bank:
Leverage Capital	28,723	9.12%	> 12,604	4%
Tier 1 Risk-Based	28,723	11.00%	> 10,443	4%
Total Risk-Based	31,763	12.17%	> 20,885	8%

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

Back to Index

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. As a result of adoption, the Company’s net income for the six months ended June 30, 2006 has included a stock option compensation cost of $16,000 for unvested stock options as of December 31, 2005. There were no stock option grants in 2006.

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

Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through the first three months of 2006, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At June 30, 2006 the percentages of change were within policy limits.

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

The following table sets forth our interest rate risk profile at June 30, 2006 and 2005. The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	June 30, 2006			June 30, 2005
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	($492)	-0.15%	7.52%	($792)	-0.28%	13.79%
Down 100 basis points	(5)	0.00%	0.14%	(190)	-0.07%	6.62%
Up 100 basis points	(228)	-0.07%	-6.97%	(58)	-0.02%	-2.04%
Up 200 basis points	(725)	-0.22%	-11.09%	(172)	-0.06%	-2.99%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Back to Index

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

Item 1A. Risk Factors

There have been no changes in the risks associated with our securities from those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan. On April 27, 2005, the Company’s Board increased this plan to 100,000 shares and on April 19, 2006 to 150,000 shares of the Company’s common stock.

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

April 1, 2006 through April 30, 2006	-	-	-	-
May 1, 2006 through May 31, 2006	875	$14.58	79,358	70,642
June 1, 2006 through June 30, 2006	1,063	$14.74	80,421	69,579
Total	1,938	$14.70	80,421	69,579

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2006, the Registrant held its annual meeting of shareholders to elect members of the Company’s Board of Directors.

Nominees for election to the Board of Directors received the following votes:

Nominees:	For	Withhold Authority
Mark Hontz	2,773,707	11,514
Donald L. Kovach	2,762,559	22,699
Joel Marvil	2,773,519	11,855

Item 5. Other Information

Not applicable

Back to Index

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