Form 10-Q
period 2006-09-30
SUSSEX BANCORP
filed 2006-11-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐     No ☒

As of November 9, 2006 there were 3,149,733 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

ASSETS	September 30, 2006	December 31, 2005
	(Unaudited)

Cash and due from banks	$12,958	$11,395
Federal funds sold	3,110	13,385
Cash and cash equivalents	16,068	24,780

Interest bearing time deposits with other banks	100	500
Securities available for sale	59,632	61,180
Federal Home Loan Bank Stock, at cost	964	1,025

Loans receivable, net of unearned income	254,211	211,335
Less: allowance for loan losses	3,166	2,615
Net loans receivable	251,045	208,720

Premises and equipment, net	7,484	6,619
Accrued interest receivable	1,638	1,778
Other assets	9,580	8,580

Total Assets	$346,511	$313,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$42,147	$42,142
Interest bearing	249,408	214,705
Total Deposits	291,555	256,847

Borrowings	13,264	16,300
Accrued interest payable and other liabilities	2,422	1,956
Junior subordinated debentures	5,155	5,155

Total Liabilities	312,396	280,258

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,149,631 in 2006 and 3,153,004 in 2005;
outstanding shares 3,143,181 in 2006 and 3,153,004 in 2005	27,176	27,300
Retained earnings	7,003	5,842
Accumulated other comprehensive loss	(64)	(218)

Total Stockholders' Equity	34,115	32,924

Total Liabilities and Stockholders' Equity	$346,511	$313,182

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans receivable, including fees	$4,374	$3,259	$12,404	$8,748
Securities:
Taxable	365	400	1,067	1,280
Tax-exempt	263	285	783	877
Federal funds sold	120	65	315	184
Interest bearing deposits	1	14	11	41
Total Interest Income	5,123	4,023	14,580	11,130

INTEREST EXPENSE
Deposits	1,987	877	4,907	2,150
Borrowings	167	169	526	461
Junior subordinated debentures	117	92	329	256
Total Interest Expense	2,271	1,138	5,762	2,867

Net Interest Income	2,852	2,885	8,818	8,263
PROVISION FOR LOAN LOSSES	117	206	562	547
Net Interest Income after Provision for Loan Losses	2,735	2,679	8,256	7,716

OTHER INCOME
Service fees on deposit accounts	349	334	1,017	885
ATM and debit card fees	97	90	276	259
Insurance commissions and fees	600	536	2,021	1,753
Investment brokerage fees	74	104	214	234
Net gain on sale of securities, available for sale	-	42	-	42
Other	179	161	431	519
Total Other Income	1,299	1,267	3,959	3,692

OTHER EXPENSES
Salaries and employee benefits	1,759	1,610	5,154	4,813
Occupancy, net	280	246	810	734
Furniture, equipment and data processing	300	267	875	789
Stationary and supplies	47	43	143	131
Professional fees	153	136	498	385
Advertising and promotion	110	108	440	374
Insurance	47	33	151	121
Postage and freight	52	41	164	131
Amortization of intangible assets	40	61	113	188
Other	402	311	1,200	1,015
Total Other Expenses	3,190	2,856	9,548	8,681

Income before Income Taxes	844	1,090	2,667	2,727
PROVISION FOR INCOME TAXES	266	338	841	789
Net Income	$578	$752	$1,826	$1,938

EARNINGS PER SHARE
Basic	$0.18	$0.24	$0.58	$0.61

Diluted	$0.18	$0.23	$0.57	$0.61

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2006 and 2005
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2004	2,994,874	$25,397	$6,116	$139	$-	$31,652
Comprehensive income:
Net income	-	-	1,938	-	-	1,938
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(185)	-	(185)
Total Comprehensive Income						1,753

Treasury shares purchased	(13,150)	-	-	-	(187)	(187)
Treasury shares retired	-	(187)	-	-	187	-
Exercise of stock options	36,527	278	-	-	-	278
Income tax benefit of stock options exercised	-	77	-	-	-	77
Shares issued through dividend reinvestment plan	7,773	109	-	-	-	109
Additional expenses for stock offering	-	(25)	-	-	-	(25)
Dividends on common stock ($.13 per share)	-	-	(633)	-	-	(633)
5% Stock Dividend	151,301	2,039	(2,039)	-	-	-

Balance September 30, 2005	3,177,325	$27,688	$5,382	($46)	$-	$33,024

Balance December 31, 2005	3,153,004	$27,300	$5,842	($218)	$-	$32,924
Comprehensive income:
Net income	-	-	1,826	-	-	1,826
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	154	-	154
Total Comprehensive Income						1,980

Treasury shares purchased	(23,458)	-	-	-	(336)	(336)
Treasury shares retired	-	(336)	-	-	336	-
Exercise of stock options	6,154	56	-	-	-	56
Income tax benefit of stock options exercised	-	7	-	-	-	7
Issuance of 6,450 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	41	-	-	-	41
Compensation expense related to stock awards	1,000	15	-	-	-	15
Shares issued through dividend reinvestment plan	6,481	93	-	-	-	93
Dividends on common stock ($.21 per share)	-	-	(665)	-	-	(665)

Balance September 30, 2006	3,143,181	$27,176	$7,003	($64)	$-	$34,115

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,826	$1,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	562	547
Provision for depreciation and amortization	671	687
Net amortization of securities premiums and discounts	90	192
Net realized gain on sale of securities	-	(42)
Net gain on sale of equipment	-	(12)
Earnings on investment in life insurance	(74)	(69)
Compensation expense for stock options and stock grants	56	-
Decrease (increase) in assets:
Accrued interest receivable	140	(193)
Other assets	(638)	(700)
Increase in accrued interest payable and other liabilities	473	1,088

Net Cash Provided by Operating Activities	3,106	3,436

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(7,541)	(4,941)
Proceeds from sale of securities	-	2,995
Maturities, calls and principal repayments	9,255	10,021
Net increase in loans	(39,451)	(47,434)
Purchases of bank premises and equipment	(1,423)	(698)
Decrease (increase) in FHLB stock	61	(210)
Net decrease in interest bearing time deposits with other banks	400	3,400
Net cash received for branch acquisition	2,354	-

Net Cash Used in Investing Activities	(36,345)	(36,867)

Cash Flows from Financing Activities
Net increase in deposits	28,415	15,295
Proceeds from borrowings	-	8,000
Repayments of borrowings	(3,036)	-
Proceeds from the exercise of stock options	56	278
Purchase of treasury stock	(336)	(187)
Expenses paid related to stock offering	-	(25)
Dividends paid, net of reinvestments	(572)	(524)

Net Cash Provided by Financing Activities	24,527	22,837

Net Decrease in Cash and Cash Equivalents	(8,712)	(10,594)

Cash and Cash Equivalents - Beginning	24,780	29,294
Cash and Cash Equivalents - Ending	$16,068	$18,700

Supplementary Cash Flows Information
Interest paid	$5,655	$2,802
Income taxes paid	$926	$361
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$270

See Notes to Consolidated Financial Statements

Index

Sussex Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are Sussex Bancorp Mortgage Company, Inc., SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey. All inter-company transactions and balances have been eliminated in consolidation. Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com commenced operations in the third quarter of 2005. The Bank operates nine banking offices, eight located in Sussex County, New Jersey and one in Orange County, New York. The Company has received regulatory approval to open a second branch in Orange County, which is due to commence operations in the first quarter of 2007 and has applied for regulatory approval for a branch location in Pike County, Pennsylvania. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department") and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

2. Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted by the 5% stock dividend declared in the fourth quarter of 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. Potential common shares related to stock options are determined using the treasury stock method. Nonvested restricted stock grants issued in 2006 were not dilutive for the nine months ended September 30, 2006.

The following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 5% stock dividend declared October 19, 2005.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$578	3,151	$0.18	$752	3,170	$0.24
Effect of dilutive securities:
Stock options	-	33		-	31
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$578	3,184	$0.18	$752	3,201	$0.23

Index

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$1,826	3,156	$0.58	$1,938	3,163	$0.61
Effect of dilutive securities:
Stock options	-	33		-	38
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,826	3,189	$0.57	$1,938	3,201	$0.61

3. Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Unrealized holding gains (losses) on available for sale securities	$920	($256)	$256	($266)
Less: reclassification adjustments for gains included in net income	-	(42)	-	(42)
Net unrealized gains (losses)	920	(298)	256	(308)
Tax effect	(368)	119	(102)	123
Other comprehensive income (loss), net of tax	$552	($179)	$154	($185)

4. Segment Information

The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

(Dollars in thousands)	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$2,852	$-	$2,852	$2,885	$-	$2,885
Other income from external sources	699	600	1,299	731	536	1,267
Depreciation and amortization	221	12	233	178	40	218
Income before income taxes	822	22	844	1,072	18	1,090
Income tax expense	257	9	266	331	7	338
Total assets	343,166	3,345	346,511	300,604	3,349	303,953

(Dollars in thousands)	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$8,818	$-	$8,818	$8,263	$-	$8,263
Other income from external sources	1,938	2,021	3,959	1,939	1,753	3,692
Depreciation and amortization	636	35	671	562	125	687
Income before income taxes	2,433	234	2,667	2,646	81	2,727
Income tax expense	747	94	841	757	32	789
Total assets	343,166	3,345	346,511	300,604	3,349	303,953

Index

5. Stock-Based Compensation

The Company currently has stock-based compensation plans in place for directors, officers, employees, consultants and advisors of the Company. Under the terms of these plans the Company grants restricted shares and stock options for the purchase of the Company’s common stock. The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors. Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted. Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and five years.

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

In January of 2006, the Company granted 3,750 restricted shares of stock. The shares had a fair market value of $15.00 per share. The restricted award vests over a five year period, at an expense of $11,000 per year though 2010. In May of 2006, 2,700 restricted shares were granted at a fair market value of $14.75 per share. This grant vests over a two year period at a total expense of $40,000. The cost is expected to be recognized monthly on a straight-line basis. During the first nine months of 2006, the Company expensed $41 thousand in stock-based compensation under stock option plans and restricted stock awards, including $25 thousand related to stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2005

Net income, as reported	$752	$1,938
Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(26)	(231)
Pro forma net income	$726	$1,707

Basic earnings per share:
As reported	$0.24	$0.61
Pro forma	$0.23	$0.54
Diluted earnings per share:
As reported	$0.23	$0.61
Pro forma	$0.23	$0.53

Index

Information regarding the Company’s stock option plans as of September 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	271,424	$12.77
Options exercised	(6,154)	9.03
Options forfeited	(4,621)	12.30
Options expired	(3,567)	8.18
Options outstanding, end of quarter	257,082	$12.93	5.74	$434,761
Options exercisable, end of quarter	232,414	$12.96	8.27	$386,870
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercised shares	$7.49 to $9.52

The total intrinsic value or fair market price over the exercise price of stock options exercised was $35,697 during the first nine months of 2006.

Information regarding the Company’s restricted stock activity as of September 30, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	-	$-
Granted	6,450	14.90
Vested	-	-
Restricted stock, end of quarter	6,450	$14.90

Compensation expense recognized for restricted stock was $16 thousand for the first nine months of 2006. At September 30, 2006, unrecognized compensation expense for non-vested restricted stock was $79 thousand, which is expected to be recognized over a weighted average period of 3.2 years.

6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1,505,000 of undrawn standby letters of credit outstanding as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

7.	Branch Acquisition

On March 24 2006, the Company completed the acquisition of the Port Jervis, New York branch of NBT Bank. The transaction was recorded as a purchase of a business and the $538,000 purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The branch purchase added approximately $6.3 million in deposits, $3.4 million in loans, $486 thousand in goodwill and $120 thousand in core deposit intangible. The core deposit intangible will be amortized over seven years on an accelerated basis.

8.	Reclassifications

Certain amounts in the December 30, 2005 10-KSB financial statements have been reclassified to conform with the September 30, 2006 10-Q presentation format. These reclassifications had no effect on net income.

Index

9. New Accounting Standards

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements, FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company’s goal is to serve as a community-oriented financial institution serving the Northwestern New Jersey, Northeastern Pennsylvania and New York tri-state marketplace. Our market presence has expanded by opening loan production offices during 2005 in Milford, Pennsylvania and Warwick, New York with added availability of all of our financial services in those counties contiguous to our existing New Jersey market. In addition, the Company continued

Index

its expansion into Orange County, New York by purchasing the Port Jervis, New York branch of Pennstar Bank from NBT Bank, N.A. in March of 2006 and received approval in September of 2006 to open a second New York branch in Warwick, New York. An application for regulatory approval for a branch location in Pike County, Pennsylvania was applied for in November 2006. While offering traditional community bank loan and deposit products and services, the Company also obtains non-interest income through its Tri-State Insurance Agency, Inc. (“Tri-State”) insurance brokerage operations, SussexMortgage.com LLC, a mortgage banking joint venture with National City Mortgage Inc. and the sale of non-deposit products. During 2006, the Company is continuing to look for other expansion opportunities in our New Jersey market and in New York and Pennsylvania.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2006 and September 30, 2005

Overview

The Company realized net income of $578 thousand for the third quarter of 2006, a decrease of $174 thousand, or 23.1%, from the $752 thousand reported for the same period in 2005. Basic earnings per share, as adjusted for the 5% stock dividend declared October 19, 2005, decreased to $0.18 in the third quarter of 2006 from $0.24 in the same period of 2006 while diluted earnings per share decreased from $0.23 in the third quarter of 2005 to $0.18 for the quarter ended September 30, 2006.

The Company’s net interest income decreased $33 thousand, or 1.14%, or on a fully taxable equivalent basis, decreased $63 thousand, or 2.1%, in the three month period ended September 30, 2006 compared to the same period last year, while other expenses increased 11.69% relating to the Company’s acquisition of the new office in Port Jervis, New York in March of 2006 and additional consulting fees associated with preparing for compliance with Sarbanes-Oxley Section 404. The decline in net interest income was the result of the Company’s interest expense increasing significantly due to the offering of time deposits at higher interest rates to provide liquidity and increased interest rates on NOW and money market deposits due to the competitive interest rate environment.

Index

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2006 and 2005.

	Three Months Ended September 30,
(dollars in thousands)	2006			2005
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,429	$348	5.65%	$26,495	$399	5.98%
Taxable	35,441	365	4.09%	43,719	400	3.63%
Total securities	59,870	713	4.72%	70,214	799	4.52%
Total loans receivable (4)	247,473	4,374	7.01%	194,053	3,259	6.66%
Other interest-earning assets	9,185	121	5.24%	9,107	80	3.47%
Total earning assets	316,528	$5,208	6.53%	273,374	$4,138	6.01%

Non-interest earning assets	26,698			24,314
Allowance for loan losses	(3,118)			(2,250)
Total Assets	$340,108			$295,438

Sources of Funds:
Interest bearing deposits:
NOW	$60,964	$385	2.50%	$43,922	$76	0.69%
Money market	31,580	334	4.19%	19,965	127	2.52%
Savings	44,425	101	0.91%	61,937	118	0.76%
Time	104,616	1,167	4.43%	75,036	556	2.94%
Total interest bearing deposits	241,585	1,987	3.26%	200,860	877	1.73%
Borrowed funds	13,265	167	4.94%	14,576	169	4.54%
Junior subordinated debentures	5,155	117	8.85%	5,155	92	7.00%
Total interest bearing liabilities	260,005	$2,271	3.47%	220,591	$1,138	2.05%

Non-interest bearing liabilities:
Demand deposits	44,581			40,005
Other liabilities	1,781			2,135
Total non-interest bearing liabilities	46,362			42,140
Stockholders' equity	33,741			32,707
Total Liabilities and Stockholders' Equity	$340,108			$295,438

Net Interest Income and Margin (5)		$2,937	3.68%		$3,000	4.35%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $63 thousand, or 2.1%, to $2.9 million for the three months ended September 30, 2006 from $3.0 million for the three months ended September 30, 2005. Total average earning assets increased by $43.2 million, or 15.8%, to $316.5 million for the three months ended September 30, 2006, while total interest bearing liabilities increased $39.4 million, or 17.9%, to $260.0 million during the same three month period. The major increase in average earning assets was in the loan portfolio while time deposits saw the largest increase in interest bearing liabilities.

The net interest margin decreased, on a fully taxable equivalent basis, by 67 basis points to 3.68% for the three months ended September 30, 2006 compared to 4.35% for the same period in 2005, as the cost of interest bearing liabilities increased faster due to the competitive interest rate environment for deposits, than the yield on interest earning assets.

Index

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $1.1 million to $5.2 million for the three months ended September 30, 2006 compared to $4.1 million in the same period in 2005. The increase reflects both increases in average earning assets, as discussed above, and increases in average yield. The repositioning of average balances into higher yielding loans from securities and other interest-earning assets and the increase in market rates of interest have increased the average rate earned 52 basis points from 6.01% for the third quarter of 2005 to 6.53% in the same period in 2006.

Total interest income on securities, on a fully taxable equivalent basis, decreased $86 thousand, to $713 thousand for the quarter ended September 30, 2006 from $799 thousand for the third quarter of 2005. As the average balance of total securities decreased $10.3 million, the yield on securities increased 20 basis points, from 4.52% in the third quarter of 2005 to 4.72% for the third quarter of 2006. The decrease in the average balances of the securities portfolio reflects an $8.3 million reduction in taxable securities and a $2.1 million decrease in tax-exempt securities, as paydowns and redemptions were primarily used to fund the Company’s loan growth. The increase in yield was accomplished by the purchasing of higher yielding securities and the repricing of mortgage backed securities in an increasing market rate environment.

The average balance in loans increased $53.4 million, or 27.5%, to $247.5 million in the current three month period from $194.1 million in the same period of 2005, while the interest earned on total loans increased $1.1 million, or 34.2% from the third quarter of 2005 to the current period. The average rate earned on loans increased 35 basis points from 6.66% for the three months ended September 30, 2005 to 7.01% for the same period in 2006. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio.

Interest Expense

The Company’s interest expense for the three months ended September 30, 2006 increased $1.1 million, or 99.5%, to $2.3 million from $1.1 million for the same period in 2005, as the balance in average interest-bearing liabilities increased $39.4 million, or 17.9% to $260.0 million from $220.6 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 142 basis points from 2.05% for the three months ended September 30, 2005 to 3.47% for the same period in 2006, due to increased market rates of interest and changes to the Company’s deposit product offerings.

The average balance in time deposits increased $29.6 million, or 39.4%, from $75.0 million in the third quarter of 2005 to $104.6 million during the same period in 2006 due to the Company actively promoting competitive market rates of interest. The average rate paid on time deposits increased 149 basis points from 2.94% for the three months ended September 30, 2005 to 4.43% for the same period in 2006.

The average balance in money market accounts increased $11.6 million, or 58.2%, to $31.6 million for the three months ended September 30, 2006 from $20.0 million for the same period in 2005. The average rate paid on money market deposits has increased 167 basis points from 2.52% to 4.19% from the third quarter of 2005 to the same period of 2006, as the Company has promoted tiered personal and business money market products which offer higher rates of interest on larger average account balances.

In addition, the Company began offering a tiered public fund NOW account in the first quarter of 2006, which accounts for most of the $17.0 million increase in NOW accounts from $43.9 million during the third quarter of 2005 to $61.0 million during the same period in 2006. The average rate paid on NOW accounts has increased 181 basis points from 0.69% in the third quarter of 2005 to 2.50% during the current period. Most of the increased funds in these accounts were transferred from a money market sweep product offering similar rates of interest with higher levels of restrictions on the use of the funds.

Offsetting these deposit balance increases, savings deposit balances have decreased $17.5 million, or 28.3%, to $44.4 million during the third quarter of 2006 from $61.9 million for the same period a year earlier. As current market rates of interest have increased from the third quarter of 2005 compared to the third quarter of 2006, depositors have transferred balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts that the Company has actively promoted.

Index

For the quarter ended September 30, 2006, the Company’s average borrowed funds decreased $1.3 million to $13.3 million compared to average borrowed funds of $14.6 million during the third quarter of 2005. The balance at September 30, 2006 consisted of three convertible notes and one amortizing advance from the Federal Home Loan Bank. The average rate paid on total borrowed funds increased 40 basis points from the third quarter of 2005 to the same period in 2006. The Company also has $5.2 million in junior subordinated debentures outstanding. The debentures bear a floating rate of interest tied to the three month LIBOR, which averaged 8.85% for the three months ended September 30, 2006, up 185 basis points from 7.00% in the same period of 2005.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2006 was $117 thousand compared to a provision of $206 thousand in the third quarter of 2005, a decrease of $89 thousand, or 43.2%, as loan growth has slowed in the third quarter of 2006 from the same period in 2005. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts. The Company’s non-interest income increased by $32 thousand, or 2.5%, to $1.3 million for the three months ended September 30, 2006. Service fees on deposit accounts have increased by $15 thousand, or 4.5%, to $349 thousand in the third quarter of 2006 from $334 thousand during the same period in 2005, largely due to the Company’s growth in deposit accounts from the acquisition of the Port Jervis, New York branch in March of this year. Insurance commission income from Tri-State has increased $64 thousand, or 11.9%, in the third quarter of 2006 over the same period in 2005. The growth reflects an increase in agency sales force and a related increase in new business. Additionally, Tri-State has retained a strong renewal book of business and has benefited from cross selling efforts to bank clients.

Other income also increased $18 thousand, or 11.18%, in the third quarter of 2006 to $179 thousand from $161 thousand during the same period a year earlier. The majority of the increase in other income was a $12 thousand increase in the Company’s 49% share of SussexMortgage.com’s joint venture net income over direct mortgage broker fee income earned during the third quarter of 2005. The Company discontinued its direct mortgage broker activities and has replaced this line of business with the joint venture. The Company’s joint venture income was $59 thousand in the third quarter of 2006 compared to mortgage broker income of $47 thousand during the same period a year earlier.

These increases were offset by decreases in investment brokerage fees and net gains on the sale of securities, available for sale. Investment brokerage fees decreased $30 thousand, or 28.9%, from $104 thousand for the third quarter of 2005 compared to $74 thousand in the same period of 2006. There was a net gain on the sale of securities, available for sale of $42 thousand in the third quarter of 2005 and no net gains during the same period in 2006.

Non-Interest Expense

Total non-interest expense increased $334 thousand, or 11.7%, from $2.9 million in the third quarter of 2005 to $3.2 million in the third quarter of 2006. Salaries and employee benefits increased $149 thousand, or 9.3%, due to the additional staff at the Port Jervis, New York branch, commissions paid for the higher performing Tri-State insurance producers, and normal pay increases. Professional fees have increased $17 thousand, or 12.5%, in the third quarter of 2006 to $153 thousand, as a result of the Company hiring a third party to assist in its implementation of internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002. Increases in other non-interest expenses are related to the acquisition and promotion of the Port Jervis branch and increased loan processing expenses, related to the increased loan volume.

Income Taxes

The Company’s income tax provision, which includes both federal and state taxes, was $266 thousand and $338 thousand for the three months ended September 30, 2006 and 2005, respectively. This decrease in income taxes resulted from a decrease in income before taxes of $246 thousand, or 22.6% for the three months ended September 30, 2006 as compared to the same period in 2005. The Company’s effective tax rate of 32% and 31% for the three months ended September 30, 2006 and 2005, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

Index

Nine Months ended September 30, 2006 and September 30, 2005

Overview

For the nine months ended September 30, 2006, net income was $1.8 million, a decrease of $112 thousand, or 5.8%, from the net income reported for the same period in 2005. Basic earnings per share, as adjusted for the 5% stock dividend declared October 19, 2005, was $0.58 for the nine months ended September 30, 2006 compared to $0.61 for the nine-month period ended September 30, 2005. Diluted earnings per share was $0.57 for the nine months ended September 30, 2006, a decrease from $0.61 during the first nine months of 2005.

The Company’s net interest income increased by 6.7%, or 5.3% on a fully taxable equivalent basis, and other income increased 7.2% in the first nine months of 2006 compared to the prior year, and the Company incurred a 10.0% increase in its other expenses during the same nine month periods. Net income decreased by 5.8% as the Company’s tax provision rose by 6.6% in the first nine months of 2006 over the same period a year earlier, due to reduced tax-exempt interest income.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
(Dollars in thousands)	2006			2005
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,258	$1,056	5.82%	$27,326	$1,245	6.09%
Taxable	35,647	1,067	4.00%	46,527	1,280	3.68%
Total securities	59,905	2,123	4.74%	73,853	2,525	4.57%
Total loans receivable (4)	234,212	12,404	7.08%	177,891	8,748	6.57%
Other interest-earning assets	9,118	326	4.78%	10,427	225	2.89%
Total earning assets	303,235	$14,853	6.55%	262,171	$11,498	5.86%

Non-interest earning assets	25,713			23,982
Allowance for loan losses	(2,910)			(2,118)
Total Assets	$326,038			$284,035

Sources of Funds:
Interest bearing deposits:
NOW	$55,333	$885	2.14%	$43,028	$200	0.62%
Money market	29,122	845	3.88%	20,746	326	2.10%
Savings	47,571	307	0.86%	64,110	345	0.72%
Time	95,957	2,870	4.00%	66,419	1,279	2.57%
Total interest bearing deposits	227,983	4,907	2.88%	194,303	2,150	1.48%
Borrowed funds	14,274	526	4.86%	13,189	461	4.61%
Junior subordinated debentures	5,155	329	8.42%	5,155	256	6.55%
Total interest bearing liabilities	247,412	$5,762	3.11%	212,647	$2,867	1.80%

Non-interest bearing liabilities:
Demand deposits	43,242			37,545
Other liabilities	1,902			1,682
Total non-interest bearing liabilities	45,144			39,227
Stockholders' equity	33,482			32,161
Total Liabilities and Stockholders' Equity	$326,038			$284,035

Net Interest Income and Margin (5)		$9,091	4.01%		$8,631	4.40%

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

Index

Net Interest Income

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $460 thousand, or 5.3%, to $9.1 million for the nine months ended September 30, 2006 compared to $8.6 million for the same nine month period in 2005. The net interest margin decreased, on a fully taxable equivalent basis, by 39 basis points to 4.01% for the nine months ended September 30, 2006 compared to 4.40% for the same period in 2005.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $3.4 million, or 29.2%, to $14.9 million for the nine months ended September 30, 2006 compared to $11.5 million in the first nine months of 2005. Total average earning assets increased by $41.1 million to $303.2 million in the current nine month period from $262.2 million for the nine months ended September 30, 2005. The growth in higher yielding loan average balances in an increasing market rate of interest environment have increased the average rate earned on earning assets 69 basis points to 6.55% for the first nine months of 2006 from 5.86% in the same period in 2005.

Total interest income on securities, on a fully taxable equivalent basis, decreased $402 thousand, or 15.9%, from the nine months ended September 30, 2005 to the same period in 2006. As the average balance of total securities decreased $13.9 million, the average rate earned increased 17 basis points, from 4.57% in the first nine months of 2005 to 4.74% for the same period in 2006. The decrease in average total securities balances was due to the use of funds received from maturities and paydowns to fund the Company’s loan growth. The increase in yield was accomplished by the increased repricing rate on mortgage backed securities and increased rates on new securities purchased in an increasing market rate environment.

The average balance in the loan portfolio for the nine months ended September 30, 2006 increased $56.3 million, or 31.7%, from the first nine months of 2005. The interest earned on total loans increased $3.7 million, or 41.8% as the average rate earned on loans increased 51 basis points from 6.57% for the nine months ended September 30, 2005 to 7.08% for the same period in 2006. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity, most notably in our non-residential real estate and construction and land development loans.

Interest Expense

Interest expense increased $2.9 million to $5.8 million for the nine months ended September 30, 2006 from $2.9 million for the nine months ended September 30, 2005 as the average balance in interest bearing liabilities increased $34.8 million, to $247.4 million for the first nine months of 2006 from $212.6 million in the same period in 2005 as a result of increases in market rates of interest and various deposit product promotions. The average rate paid on interest bearing liabilities increased 131 basis points to 3.11% for the first nine months of 2006 from 1.80% for the nine months ended September 30, 2005.

The Company’s interest expense on deposit liabilities for the nine months ended September 30, 2006 increased $2.8 million, or 128.2%, to $4.9 million from $2.2 million for the same period in 2005, as the balance in average interest-bearing liabilities increased $33.7 million, or 17.3% to $228.0 million from $194.3 million between the same two periods. The average rate paid on total interest-bearing deposits has increased by 140 basis points from 1.48% for the nine months ended September 30, 2005 to 2.88% for the same period in 2006. The increase reflects the growth in time deposits through promotional rate incentives and the introduction of new tiered money market and NOW deposit account products. Time deposit average balances increased by $29.5 million, or 44.5%, to $96.0 million for the first nine months of 2006 from $66.4 million during the first nine months of 2005. The average rate paid during the first nine months of 2006 was 4.00%, or a 142 basis point increase over the 2.57% paid in the first nine months of 2005.

At September 30, 2006 compared to September 30, 2005, the tiered personal and business money market accounts have attracted over $21.2 million in deposits and public fund money market deposits have declined $15.4 million as the new tiered public fund NOW account balances have increased $19.9 million. Savings account average balances have decreased $16.5 million from $64.1 million during the first nine months of 2005 to $47.6 million during the same period in 2006, as customers have transferred balances to more desirable time and money market deposits.

Index

For the nine months ended September 30, 2006, the Company’s average borrowed funds increased $1.1 million to $14.3 million from $13.2 million for the first nine months of 2005. The Company’s $5.2 million in junior subordinated debentures bear a floating rate of interest, which averaged 8.42% for the nine months ended September 30, 2006, up 187 basis points from 6.55% in the same period of 2005.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2006 was $562 thousand compared to a provision of $547 thousand in the first nine months of 2005, an increase of $15 thousand, or 2.7%. The modest increase in the provision primarily reflects comparable loan growth in the nine months ended September 30, 2006 compared to 2005. Gross loans increased $45.4 million in the nine months ended September 30, 2005 compared to $42.9 million during the first nine months in 2006.

Non-Interest Income

The Company’s non-interest income is primarily generated by insurance commissions earned through the operation of Tri-State and service charges on deposit accounts. The Company’s non-interest income increased by $267 thousand, or 7.2%, to $4.0 million for the nine months ended September 30, 2006 from $3.7 million for the same period in 2005. Service fees on deposit accounts increased $132 thousand to $1.0 million in the first nine months of 2006 from $885 thousand during the same period in 2005. Fees from the Company’s “no-return” overdraft privilege program have increased overdraft fee income 19.3% in the first nine months of 2006 from the same period last year. Tri-State’s insurance commissions and fees have increased 15.3% to $2.0 million in the first nine months of 2006 compared to $1.8 million in the same period a year earlier, as newly hired producers are obtaining more business and Tri-State continues to retain its book of business on policy renewals.

Other income has decreased $88 thousand, or 17.0%, to $431 thousand in the nine month period ending September 30, 2006 compared to $519 thousand for the nine month period ending September 30, 2005, as the Company reported gross mortgage banking fee income of $209 thousand for the first nine months of 2005. During the third quarter of 2005, the Company began replacing its mortgage banking operations with a 49% interest in a new joint venture, SussexMortgage.com. For the first nine months of 2006, the Company’s interest in the joint venture’s net income totaled $95 thousand.

Non-Interest Expense

Total non-interest expense increased from $8.7 million in the first nine months of 2005 to $9.5 million in the first nine months of 2006, an increase of $867 thousand, or 10.0%. The majority of the increase in non-interest expense is related to increases in salaries and employee benefits, occupancy expenses, and furniture and equipment expenses associated with the Company’s purchase of a branch of NBT bank in Port Jervis, New York in March of 2006. Advertising and promotion expenses increased $66 thousand, or 17.7%, during the same two nine month periods as the Company actively promoted its new deposit products and competitive rates on time deposits. Professional fees increased $113 thousand, or 29.4%, in the first nine months of 2006 compared to the same period in 2005 due to compliance costs attributable to Sarbanes-Oxley Section 404.

Total amortization of intangible asset expenses for the nine months ended September 30, 2006 was $113 thousand, a decrease of $75 thousand, or 39.9%, from $188 thousand for the same period in 2005. The Company’s amortization expenses have declined in 2006, as an intangible amortization from Tri-State’s purchase of a book of business was fully expensed by December 2005. As Tri-State’s insurance commissions and fees increased 15.3% over the nine month period ended September 30, 2006 from the same period in 2005, our insurance operations reported an increase in income before income taxes of $153 thousand, or 188.9%, as depreciation and amortization on intangible assets decreased $90 thousand, or 72.0%, in the nine month period ending September 30, 2006 compared to 2005.

Income Taxes

The Company’s federal and state income tax provision increased $52 thousand, or 6.6%, to $841 thousand for the nine months ended September 30, 2006 from the $789 thousand recorded for the first nine months of 2005. Although income before taxes decreased $60 thousand, or 2.2% for the nine months ended September 30, 2006 as compared to the same period in 2005, the increase in income taxes resulted from a decrease in tax-exempt interest on securities, as the Company’s tax-exempt securities average balances declined 11.2% between the same two periods. The Company’s effective tax rate increased from 29% for the nine month period ended September 30, 2005 to 32% for the first nine months of 2006.

Index

FINANCIAL CONDITION

September 30, 2006 as compared to December 31, 2005

At September 30, 2006 the Company had total assets of $346.5 million compared to total assets of $313.2 million at December 31, 2005, an increase of $33.3 million, or 10.6%. Loans receivable increased $42.9 million, or 20.3%, to $254.2 million, as federal funds sold, interest bearing time deposits and securities available for sale, cumulatively decreased $12.2 million at September 30, 2006 from December 31, 2005. Total deposits increased $34.7 million, or 13.5%, to $291.6 million at September 30, 2006 from $256.8 million at December 31, 2005 and borrowings decreased $3.0 million to $13.3 million at September 30, 2006.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased by $8.7 million at September 30, 2006 to $16.1 million from $24.8 million at December 31, 2005. This decrease reflects the Company’s decrease in federal funds sold of $10.3 million to $3.1 million at September 30, 2006 from $13.4 million at year-end 2005. This decrease in federal funds sold helped to fund the growth in the Company’s loan portfolio.

Securities Portfolio

The Company’s securities, available for sale, at fair value, decreased $1.5 million from $61.2 million at December 31, 2005 to $59.6 million at September 30, 2006. The Company purchased $7.5 million in new securities during the first nine months of 2006, $9.3 million in available for sale securities matured or were repaid, and there were no available for sale securities that were called or sold. Balances in state and municipal tax-exempt securities, at fair value, increased $444 thousand to $25.0 million as paydowns exceeded purchases in taxable securities, at fair value, for a net decrease of $2.0 million to $34.6 million. The carrying value of the available for sale portfolio at September 30, 2006 includes an unrealized loss of $107 thousand, reflected as accumulated other comprehensive loss of $64 thousand in stockholders’ equity, net of income tax of $43 thousand. This compares with an unrealized loss at December 31, 2005 of $363 thousand, reflected as accumulated other comprehensive loss of $218 thousand in stockholders’ equity, net of income tax of $145 thousand. Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of September 30, 2006. There were no held to maturity securities at September 30, 2006 or December 31, 2005.

Loans

Total loans at September 30, 2006 increased $42.9 million, or 20.3%, to $254.2 million from $211.3 million at year-end 2005. The Company is emphasizing the origination of construction and land development loans, loans secured by non-residential property and commercial and industrial loans to increase the yield in its loan portfolio. The balance in loans secured by non-residential property increased 17.4%, to $129.5 million at September 30, 2006 from $110.4 million on December 31, 2005 and accounts for 50.9% of the Company’s total loan portfolio. The largest increases during this nine month period were in construction and land development loans, which increased $8.8 million, or 37.9%, from $23.2 million at December 31, 2005 to $31.9 million at September 30, 2006 and loans secured by one to four family residential properties, which increased $12.4 million to $59.8 million at September 30, 2006 from $47.4 million on December 31, 2005.

The increase in loans was funded during the first nine months of 2006 by a decrease in the Company’s federal funds sold, cash flows from repayments and maturities on securities as well as increased deposits. The loan to deposit ratios at September 30, 2006 and December 31, 2005 were 87.3% and 82.3%, respectively.

 Loan and Asset Quality

Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed real estate owned (“OREO”). The Company’s non-accrual loans increased $2.0 million to $2.8 million at September 30, 2006 from $816 thousand at December 31, 2005. The increase in non-accrual loans at September 30, 2006 primarily consisted of $1.7 million in loans from two borrowers which were fully collateralized by real estate. There were $5 thousand in past due loans over 90 days and still accruing and $34 thousand in restructured loans at September 30, 2006. The Company had no OREO properties at September 30, 2006 or at December 31, 2005.

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

Index

Management continues to monitor the Company’s asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Non-accrual loans	$2,832	$816
Non-accrual loans to total loans	1.11%	0.39%
Non-performing assets to total assets	0.83%	0.44%
Allowance for loan losses as a % of non-performing loans	110.28%	190.04%
Allowance for loan losses to total loans	1.25%	1.24%

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

At September 30, 2006, the total allowance for loan losses was $3.2 million, an increase of $551 thousand from the $2.6 million at December 31, 2005. The total provision for loan losses was $562 thousand and there were $68 thousand in charge-offs and $56 thousand in recoveries for the first nine months of 2006. The allowance for loan losses as a percentage of total loans was 1.25% at September 30, 2006 compared to 1.24% on December 31, 2005. The 21.1% increase in the allowance for loan losses reflects the related growth in the Company’s loan portfolio of $42.9 million, or 20.3%, from December 31, 2005 to September 30, 2006.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits

Total deposits increased $34.7 million, or 13.5%, from $256.8 million at December 31, 2005 to $291.6 million at September 30, 2006. In March of 2006 the Port Jervis branch was acquired with $6.3 million in deposits. As of September 30, 2006 the Port Jervis branch deposits have grown 84.7% to $11.6 million. The Company’s total non-interest bearing deposits remained stable at $42.1 million at September 30, 2006 and December 31, 2005 and interest-bearing deposits increased $34.7 million, or 16.2%, to $249.4 million at September 30, 2006 from $214.7 million at December 31, 2005. Interest-bearing deposit balance increases included total time deposit balances increases of $21.9 million, or 24.4%, to $111.6 million and other interest bearing deposit account balance increases of $12.8 million, or 10.2%, to $137.8 million at September 30, 2006. Marketing promotions for short term time deposits and personal and business money market accounts have accounted for the net increase in deposit balances, as balances have shifted from traditional savings accounts to these higher yielding deposit accounts. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Index

Borrowings

As of September 30, 2006, borrowings consist of advances from the Federal Home Loan Bank (“FHLB”). The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. The Company had $13.3 million in notes outstanding at an average interest rate of 4.95% as of September 30, 2006, compared to $16.3 million in notes outstanding at an average rate of 4.64% for the year ended December 31, 2005. The borrowings consist of three long-term notes totaling $10.0 million that mature on December 21, 2010 with a convertible quarterly option which allows the FHLB to change the note to then current market rates. In November of 2005, the Company entered into a $3.3 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%. During the first nine months of 2006 a $1.0 million repurchase agreement matured and a $2.0 million convertible advance was called.

Junior Subordinated Debentures

On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 365 basis points and adjusts quarterly. The rate at September 30, 2006 was 9.16%. The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

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

Liquidity

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2006, had the ability to borrow up to $24.0 million against its one to four family mortgages and selected investment securities as collateral for borrowings. The Company had outstanding borrowings with the FHLBNY totaling $13.3 million. The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $32.2 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At September 30, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied. At September 30, 2006, liquid investments totaled $16.1 million and all mature within 30 days.

At September 30, 2006, the Company had $59.6 million of securities classified as available for sale. Of these securities, $32.0 million had $662 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

Interest Rate Sensitivity Analysis

See Item 3 hereof.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at September 30, 2006 totaled $65.5 million and consisted of $30.6 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, and $21.7 million in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Index

The following table represents the Company’s contractual obligations to make future payments.

		Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$13,264	$51	$109	$13,104	$0
Operating lease obligations	2,466	420	655	424	967
Purchase obligations	23	23	-	-	-
Time deposits	111,607	104,278	6,178	1,088	63
Nonqualified supplemental salary continuation plan	1,987	-	105	158	1,724
Junior subordinated debentures	5,155	-	-	-	5,155
Total	$134,502	$104,772	$7,047	$14,774	$7,909

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Capital Resources

Stockholders’ equity inclusive of accumulated other comprehensive income (loss), net of income taxes, was $34.1 million at September 30, 2006, an increase of $1.2 million from the $32.9 million at year-end 2005. Activity in stockholders’ equity consisted of net proceeds from common stock issuances of $156 thousand, stock based compensation expenses of $56 thousand, a net increase in retained earnings of $1.2 million derived from $1.8 million in net income earned in the first nine months of 2006, offset by $665 thousand for the payment of cash dividends, treasury stock purchases of $336 thousand, and a $256 thousand unrealized gain on securities available for sale, net of income tax of $102 thousand.

At September 30, 2006 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them. The table below presents the capital ratios at September 30, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

(Dollars in thousands)	Amount	Ratio	Minimum Amount	Minimum Ratio
The Company:
Leverage Capital	$36,127	10.70%	>$13,500	4%
Tier 1 - Risk Based	36,127	13.13%	> 11,003	4%
Total Risk-Based	39,293	14.28%	> 22,006	8%
The Bank:
Leverage Capital	29,176	8.72%	> 13,384	4%
Tier 1 Risk-Based	29,176	10.63%	> 10,976	4%
Total Risk-Based	32,342	11.79%	> 21,951	8%

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

Index

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective method. As a result of adoption, the Company’s net income for the nine months ended September 30, 2006 has included a stock option compensation cost of $25,000 for unvested stock options as of December 31, 2005. There were no stock option grants in 2006.

Also see note 5 to the financial statements included herein for a discussion of the impact of the Company's adoption of FASB Statement 123(R).

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

Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through the first nine months of 2006, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At September 30, 2006 the percentages of change were within policy limits.

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

The following table sets forth our interest rate risk profile at September 30, 2006 and 2005. The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	September 30, 2006			September 30, 2005
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	$76	0.02%	-1.11%	($682)	-0.23%	11.39%
Down 100 basis points	299	-0.09%	-8.69%	(134)	-0.04%	4.47%
Up 100 basis points	(558)	-0.16%	-16.24%	(110)	-0.04%	-3.67%
Up 200 basis points	(1,394)	-0.41%	-20.27%	(279)	-0.09%	-4.66%

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

Index

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

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

July 1, 2006 through July 31, 2006	-	-	-	-
August 1, 2006 through August 31, 2006	15,000	$14.25	95,421	54,579
September 1, 2006 through September 30, 2006	6,000	$14.36	101,421	48,579
Total	21,000	$14.28	101,421	48,579

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