Form 10-Q/A
period 2006-09-30
SUSSEX BANCORP
filed 2006-12-11
CIK 1028954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-Q/A
Amendment No. 1

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

NEW JERSEY
(State or other jurisdiction of incorporation or organization)

22-3475473
(I.R.S. Employer Identification Number)

200 MUNSONHURST ROAD
FRANKLIN, NEW JERSEY 07416
(Address of Principal Executive Offices)

(973) 827-2914
(Issuer’s Telephone Number, including area code)

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

EXPLANITORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, to provide dated versions of the certifications filed previously as Exhibits 31.1, 31.2 and 32 with the original Form 10-Q. This Amendment makes only the changes identified above, does not change any previously reported financial results, and does not reflect events occurring after the date of the original filing of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Part II Other Information

Item 6.   Exhibits

Exhibits

  Exhibit 31.1 - Certification of Donald L Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  Exhibit 31.2 - Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  Exhibit 32 -- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSEX BANCORP

Date: December 11, 2006	By:/s/ Candace A Leatham

CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer