Form 10-K
period 2006-12-31
SUSSEX BANCORP
filed 2007-03-19
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 0-29030

SUSSEX BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Munsonhurst Rd., Franklin, NJ	07416
(Address of principal executive offices)	(Zip Code)

(973) 827-2914
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of June 30, 2006 was $40,838,589. The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 7, 2007 was 3,162,640.

Index

PART I

ITEM 1. BUSINESS

GENERAL

Sussex Bancorp (the "Company" or "Registrant") is a one-bank holding company incorporated under the laws of the State of New Jersey in January 1996 to serve as a holding company for Sussex Bank (the "Bank"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank (the "Acquisition"). Pursuant to the New Jersey Banking Act of 1948, as amended, (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on November 20, 1996. As part of the Acquisition, shareholders of the Bank received one share of common stock, no par value ("Common Stock") of the Company for each outstanding share of the common stock of the Bank, $2.50 per share par value ("Bank Common Stock"). The only significant asset of the Company is its investment in the Bank. The Company's principal executive offices are located at 200 Munsonhurst Road, Route 517, Franklin, Sussex County, New Jersey 07416.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975. The Bank operates from its main office at 399 Route 23, Franklin, New Jersey, and its nine branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague, New Jersey; 33 Main Street, Sparta, New Jersey; 455 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey; 165 Route 206, Andover, New Jersey; 20-22 Fowler Street, Port Jervis, New York; and 67-67 Main Street, Warwick, New York. On November 7, 2005, the Bank entered into an agreement to purchase the Port Jervis, New York branch office of NBT Bank, N.A. and expand its branch network outside of Sussex County New Jersey for the first time. The transaction was consummated on March 24, 2006. As part of the transaction, the Bank assumed approximately $6.3 million in deposits and acquired approximately $3.4 million in loans. In December, 2006, the Company applied for regulatory approval to establish a branch in Westfall Township, Pennsylvania. It is anticipated that the branch will open in late 2007.

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

The Company has two business segments, banking and financial services and insurance services. For Financial data on the segments see Part II, Item 8, “Financial Statements,” Note 3 of the consolidated financial statements.

BUSINESS OF THE COMPANY

The Company's primary business is ownership and supervision of the Bank and Tri-State, a subsidiary of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing,

Index

working and shopping in northwest New Jersey, northeast Pennsylvania and Orange County, New York trade areas serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. In 2005, the Company formed a joint venture with National City Mortgage Inc., called SussexMortgage.com LLC to originate one to four family mortgage loans for funding by third party investors for sale into the secondary market. Servicing is released to the third party investors. The joint venture currently operates in New Jersey and four other states.

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

SERVICE AREA

The Company's service area primarily consists of the Sussex County, New Jersey; Orange County, New York; and Pike County, Pennsylvania markets; although the Company makes loans throughout New Jersey. The Company operates its main office in Franklin, New Jersey and nine branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta, New Jersey and, Port Jervis and Warwick, New York. Our market area is among the most affluent in the nation.

COMPETITION

The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of customers located in the Company's service area. Many of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer.

Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Company's service area, customers and business.

PERSONNEL

At December 31, 2006, the Company employed 110 full-time employees and 24 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

REGULATION AND SUPERVISION

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

Index

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Index

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

INSURANCE OF DEPOSITS

The Bank's deposits are insured up to a maximum of $100,000 per depositor under the DIF. In addition, federal law provides for insurance coverage of up to $250,000 for "self-directed" retirement accounts. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulators. Under the matrix that is currently in effect, the assessment rate ranges from 5 to 43 basis points of assessed deposits. In 2006, the assessment for federal insurance totaled $33,000.

DIVIDEND RIGHTS

Under the Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

Index

LEGISLATIVE AND REGULATORY CHANGES

On July 30, 2002, the Sarbanes-Oxley Act, or “SOX” was enacted. SOX is not a banking law, but applies to all public companies, including Sussex Bancorp. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

SOX includes very specific additional disclosure requirements and new corporate government rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

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

Index

Risks Affecting our Business:

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

Our future profitability depends upon our ability to manage our growth. The Company expects to continue to experience growth in the scope of our operations and correspondingly in the number of our employees and customers. Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees. This may be particularly critical as we expand out of our traditional Sussex County, New Jersey market into New York and Pennsylvania. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

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

Our legal lending limits are relatively low and restrict our ability to compete for larger customers. At December 31, 2006, our lending limit per borrower was approximately $5.0 million, or 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

Our loan portfolio is concentrated in loans secured by commercial real estate. Any downturn in the commercial real estate market could adversely affect our results of operations. Our loan portfolio is concentrated in loans secured by real estate. Loans secured by commercial real estate account for 53.1% of our portfolio, and construction and land development loans account for another 11.5% of our loans. Majority of these properties are located in northwest New Jersey. Any sustained and material downturn in the commercial real estate market in northwest New Jersey could impair the value of our collateral and have an adverse effect on our results of operations. In addition, the federal regulatory agencies supervising our operations have adopted policies requiring institutions with substantial portfolios of commercial real estate loans to hold higher levels of capital. Although the Company is not currently subject to these requirements, it could become subject to them if it continues to increase its proportion of commercial real estate loans. Any requirement that the Company hold additional capital could restrict the Company’s growth and negatively affect its profitability.

Higher interest rates and a slowing real estate market have caused our non-performing assets to increase.

Index

Continuation of these trends could adversely affect our results of operations. A substantial portion of our loans (65.7% of the portfolio) carry variable rates of interest which reset periodically. As these loans have reset to current higher rates of interest, it has negatively affected the cash flow of some of our borrowers. In addition, the slowing real estate market has made it more difficult for borrowers to lease or sell properties. As a result of these two trends, our non-performing assets have increased from $1.4 million at year end 2005 to $2.7 million at year end 2006. If these trends continue, our non-performing assets may continue to increase, which would adversely affect our results of operations.

Risks Affecting the Banking Industry:

Our operations are subject to extensive regulation. The Company is subject to extensive federal and state legislation, regulation and supervision that are intended primarily to protect depositors and the Federal Deposit Insurance Corporation's Deposit Insurance Fund, rather than investors. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect the Company and create competitive advantages for non-bank competitors. The Company can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

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

Index

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company conducts its business through its principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, its ten branch offices, its loan production office in Milford, PA and its insurance agency office. The following table set forth certain information regarding the Company's properties as of December 31, 2006. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Owned	N/A
96 Route 206 Augusta, New Jersey	Leased	July, 2015
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2008
20-22 Fowler Street Port Jervis, New York	Leased (2)	June 30, 2008
65-67 Main Street Warwick, New York	Leased	December, 2007
104 Bennett Ave., Suite 2D Milford, Pennsylvania	Leased	March, 2007

(1)
The Company owns the building housing its Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.

(2)	The Company assumed the lease on the Port Jervis, New York branch on March 24, 2006.

Index

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock traded on the American Stock Exchange until October 3, 2006. On October 4, our Common Stock began trading on the NASDAQ Global Market, under the symbol "SBBX". As of December 31, 2006, the Company had approximately 638 holders of record of its common stock.

The following table shows the high and low sales price, by quarter, for the common stock, for the period of time it traded on the American Stock Exchange and the high and low bid price for the fourth quarter since October 4, as well as dividends declared, for the last two fiscal years:

2006	High Closing Price:	Low Closing Price:	Dividends Declared:

4th Quarter (since October 4)	$16.60	$14.43	$0.070
4th Quarter (through October 3)	$15.12	$14.62	-
3rd Quarter	$14.80	$14.10	$0.070
2nd Quarter	$14.85	$14.44	$0.070
1st Quarter	$15.10	$14.63	$0.070

2005	High Closing Price:	Low Closing Price:	Dividends Declared:

4th Quarter	$15.35	$13.48	-
3rd Quarter	$13.81	$13.24	$0.067
2nd Quarter	$14.05	$12.81	$0.067
1st Quarter	$15.03	$13.33	$0.067

Comparison of Five-Year Cumulative Total Return Among Sussex Bancorp (SBBX), Nasdaq Composite (COMP) and Nasdaq Bank Index (BANK)
Total Return Assumes $100 Invested on December 31, 2001 with Reinvestment of Dividends

Five-Year Cumulative Total Return

Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes elsewhere herein.

	As of and for the Year Ended December 31
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
SUMMARY OF INCOME:
Interest income	$19,998	$15,547	$11,791	$10,771	$10,860
Interest expense	8,249	4,328	2,814	2,860	3,536
Net interest income	11,749	11,219	8,977	7,911	7,324
Provision for loan losses	733	1,138	558	405	300
Net interest income after provision for loan losses	11,016	10,081	8,419	7,506	7,024
Other income	5,244	4,873	4,542	4,103	3,292
Other expenses	12,648	11,603	10,789	9,663	8,634
Income before income taxes	3,612	3,351	2,172	1,946	1,682
Income taxes	1,148	952	581	505	526
Net income	$2,464	$2,399	$1,591	$1,441	$1,156

WEIGHTED AVERAGE NUMBER OF SHARES: (a)
Basic	3,154,487	3,163,182	1,965,745	1,879,649	1,835,507
Diluted	3,188,620	3,200,876	2,046,568	1,952,379	1,911,760

PER SHARE DATA:
Basic earnings per share	$0.78	$0.76	$0.81	$0.77	$0.63
Diluted earnings per share	0.77	0.75	0.78	0.74	0.60
Cash dividends (b)	0.28	0.20	0.27	0.19	0.23
Stock dividends	0%	5%	0%	5%	0%

BALANCE SHEET:
Loans, net	$258,936	$208,720	$154,642	$132,640	$112,069
Total assets	356,297	313,182	278,275	240,617	225,904
Total deposits	295,770	256,847	229,827	207,657	189,858
Total stockholders’ equity	34,592	32,924	31,652	14,904	13,680
Average assets	332,912	291,368	251,338	233,027	214,897
Average stockholders’ equity	33,710	32,368	16,067	14,035	12,766

PERFORMANCE RATIOS:
Return on average assets	0.74%	0.82%	0.63%	0.62%	0.54%
Return on average stockholders’ equity	7.31%	7.41%	9.90%	10.27%	9.06%
Net interest margin	3.91%	4.34%	4.10%	3.86%	3.82%
Efficiency ratio (c)	74.43%	72.10%	79.81%	80.43%	81.33%
Other income to net interest income plus other income	30.86%	30.28%	33.60%	34.15%	31.01%
Dividend payout ratio	36%	26%	33%	25%	36%

CAPITAL RATIOS:
Tier I capital to average assets	10.48%	11.45%	12.86%	7.15%	6.66%
Tier I capital to total risk-weighted assets	12.84%	15.42%	18.84%	11.14%	11.77%
Total capital to total risk-weighted assets	14.00%	16.55%	20.09%	12.37%	13.36%
Average equity/average assets	10.13%	11.11%	6.39%	6.02%	5.94%

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans	1.01%	0.65%	0.85%	0.99%	1.14%
Non-performing assets to total assets	0.75%	0.44%	0.48%	0.64%	0.66%
Net loan charge-offs to average total loans	0.00%	0.43%	0.01%	0.05%	0.05%
Allowance for loan losses to total gross loans at period end	1.27%	1.24%	1.45%	1.29%	1.22%
Allowance for loan losses to non-performing loans	125.61%	190.04%	169.96%	130.67%	107.11%

(a) The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(b) Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends.
(c) Efficiency ratio is total other expenses divided by net interest income and total other income.

Index

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion is intended to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this report.

MANAGEMENT STRATEGY

The Company's goal is to serve as community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace. Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York. In addition, in December 2006 the Company filed applications for regulatory approval to open an office in Westfall Township, Pennsylvania. The Company plans to open the branch in the third quarter of 2007. Also during 2007, we intend to move the Wantage branch to its new location site. While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products. We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 3 to the Consolidated Financial Statements for December 31, 2006 included herein for more financial data regarding our two segments.

FORWARD LOOKING STATEMENTS

When used in this discussion the words: “believes”, “anticipates”, “contemplated”, “expects” or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include those discussed under Item 1A - Risk Factors as well as changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements for December 31, 2006 included herein. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

Index

Allowance for Loan Losses. The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of the past experience of individual loans, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent to a great extent on conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings. In addition, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses. They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination. Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Stock-Based Compensation. The Company currently has several stock option plans in place for employees and directors of the Company. Prior to January 1, 2006, the Company accounted for its stock option plans, under the recognition and measurement provision of APB Opinion No 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation". No stock-based employee compensation cost was recognized in the Company's consolidated statements of income through December 31, 2005, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payments." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for these transactions using the fair-value-based method, and eliminates the intrinsic-value method of accounting as of January 1, 2006.

Statement No. 123(R) was effective for periods beginning after December 15, 2005; all public companies must use either the modified prospective or the modified retrospective transition method. The Company adopted the modified prospective method. Using the modified prospective method, the Company's expense for stock-based compensation related to stock options, net of related tax effect, was $31,000 for the year ending December 31, 2006.

Goodwill and Other Intangible Assets. The Company has recorded goodwill of $2.3 million at December 31, 2006 related to the acquisition of Tri-State Insurance Agency on October 1, 2001 and $486 thousand from the acquisition of the Port Jervis, New York branch office on March 24, 2006. SFAS No. 142, “Goodwill and Other Intangible Assets.” requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill will require impairment testing. The Company performs its annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year. If the fair value of the reporting unit

Index

exceeds the book value, no write-downs of goodwill are necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. The Company determined that no impairment write-offs were necessary during 2006, 2005 and 2004.

Business unit valuation is inherently subjective, with a number of factors based on assumption and management judgments. Among these are future growth rates, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair value and could result in impairment charges in the future.

Investment Securities Impairment Evaluation. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

COMPARISION OF OPERATING RESULTS AT YEAR-END DECEMBER 31, 2006 and 2005

Overview: Total assets were $356.3 million at year-end 2006 compared to $313.2 million at year-end 2005, an increase of $43.1 million, or 13.6%. Total loans, net of the allowance for loan losses, increased $50.2 million, or 24.1%, to $258.9 million at December 31, 2006 from $208.7 million at December 31, 2005. Total deposits increased by $38.9 million, or 15.2% to $295.8 million at December 31, 2006 from $256.8 million at December 31, 2005. In keeping with our market expansion plans, in March of 2006 the Port Jervis branch was acquired with $6.3 million in deposits. As of December 31, 2006 the Port Jervis branch deposits have grown 86.6% to $11.8 million.

Results of Operations. For the year ended December 31, 2006, net income was $2.5 million, an increase of $65 thousand, or 2.7%, from the $2.4 million for the same period in 2005. Basic earnings per share were $0.78 for the year ended December 31, 2006 compared to $0.76 for the same period last year. Diluted earnings per share were $0.77 for the year ended December 31, 2006 compared to $0.75 for the same period last year. For the year ended December 31, 2006 the Company had 3,154,487 average basic shares outstanding, compared to 3,163,182 average basic shares for the year ended December 31, 2005.

The results reflect an increase in net interest income, an outcome of both increasing interest income and interest expense, coupled with increases in non-interest income, primarily due to increases in service fees on deposit accounts and insurance commissions and fees, offset by increases in non-interest expense associated with additional professional fees related to Section 404 requirements of the Sarbanes Oxley Act of 2002.

Comparative Average Balance and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2006, 2005 and 2004. The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Index

	Years Ended December 31.
(Dollars in thousands)	2006			2005			2004
	Average		Average	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,018	$1,383	5.76%	$26,716	$1,614	6.04%	$22,176	$1,241	5.60%
Taxable	35,687	1,455	4.08%	44,849	1,650	3.68%	51,684	1,812	3.51%
Total securities	59,705	2,838	4.75%	71,565	3,264	4.56%	73,860	3,053	4.13%
Total loans receivable (4)	239,831	17,009	7.09%	185,287	12,331	6.66%	143,916	8,954	6.22%
Other interest-earning assets	10,244	502	4.90%	12,600	421	3.34%	10,409	156	1.50%
Total earning assets	309,780	$20,349	6.57%	269,452	$16,016	5.94%	228,185	$12,163	5.33%

Non-interest earning assets	26,126			24,146			25,311
Allowance for loan losses	(2,994)			(2,230)			(1,958)
Total Assets	$332,912			$291,368			$251,538

Sources of Funds:
Interest bearing deposits:
NOW	$57,974	$1,306	2.25%	$43,939	$299	0.68%	$42,412	$196	0.46%
Money market	30,773	1,200	3.90%	22,083	534	2.42%	16,878	184	1.09%
Savings	45,916	401	0.87%	62,025	456	0.74%	66,322	439	0.66%
Time	100,061	4,190	4.19%	71,174	1,997	2.81%	58,443	1,213	2.08%
Total interest bearing deposits	234,724	7,097	3.02%	199,221	3,286	1.65%	184,055	2,032	1.10%
Borrowed funds	14,359	707	4.92%	14,771	686	4.64%	10,630	522	4.91%
Junior subordinated debentures	5,155	445	8.63%	5,155	356	6.91%	5,155	260	5.05%
Total interest bearing liabilities	254,238	$8,249	3.24%	219,147	$4,328	1.97%	199,840	$2,814	1.41%

Non-interest bearing liabilities:
Demand deposits	43,036			38,068			33,627
Other liabilities	1,928			1,785			2,004
Total non-interest bearing liabilities	44,964			39,853			35,631
Stockholders' equity	33,710			32,368			16,067
Total Liabilities and Stockholders' Equity	$332,912			$291,368			$251,538

Net Interest Income and Margin (5)		$12,100	3.91%		$11,688	4.34%		$9,349	4.10%
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

Net Interest Income. Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities. Changes in volume and mix of interest-earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities, directly affect net interest income.

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $412 thousand, or 3.5%, to $12.1 million for the year ended December 31, 2006 compared to $11.7 million in 2005. Total interest income, on a fully taxable equivalent basis, increased by $4.3 million to $20.3 million for the year ended December 31, 2006 compared to $16.0 million in 2005. The increase in total interest income reflects both increases on the volume of interest earning assets and the average rate earned on those assets. Total average earning assets increased by $40.3 million to $309.8 million from $269.5 million for the year ended December 31, 2005. The majority of the increase in average earning assets was in the loan portfolio. The average loan portfolio balance increased by $54.5 million, to $239.8 million in the current year from $185.3 million in 2005. Higher market rates of interest and the increase in the average balance in loans increased the average rate earned on earning assets 63 basis points from 5.94% for 2005 to 6.57% in 2006.

Interest expense increased by $3.9 million to $8.2 million for the year ended December 31, 2006 from $4.3 million for the year ago period as a result of increases in market rates of interest, as the average balance interest

Index

bearing liabilities increased $35.1million, to $254.2 million for the year ended December 31, 2006 from $219.1 million the year earlier. The average rate paid on interest bearing liabilities increased by 127 basis points to 3.24% for the current year from 1.97% for the year ended December 31, 2005.

The net interest margin decreased, on a fully taxable equivalent basis, by 43 basis points to 3.91% in the year ended December 31, 2006 compared to 4.34% for the same period in 2005.

Interest Income. Total interest income, on a fully taxable equivalent basis, increased by $4.3 million to $20.3 million for the year ended December 31, 2006 compared to $16.0 million in 2005. The largest component of the increase was in federal funds sold and the loan portfolio.

Total interest income on the loan portfolio increased by $4.7 million to $17.0 million for the current year from $12.3 million in 2005. Comparing the average balance in the loan portfolio for the year ended December 31, 2006 to the same period in 2005, the average balance in loans increased $54.5 million, or 29.4%. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity. The average rate earned on loans increased 43 basis points from 6.66% for the period ended December 31, 2005 to 7.09% for the same period in 2006. This was due to competitive pricing in a competitive market rate environment.

Total interest income on securities, on a fully taxable equivalent basis, decreased $426 thousand, or 13.1%, from the year ended December 31, 2005 to the same period in 2006. The average balance of securities decreased $11.9 million, as cash flow from repayments and prepayments was primarily used to fund new loan origination. The average rate increased 19 basis points, from 4.56% in 2005 to 4.75% for 2006. The increase in yield reflects the repricing of rates on the mortgage-backed securities held in the portfolio.

Interest Expense. The Company’s interest expense for the year ended December 31, 2006 increased $3.9 million, or 90.6%, to $8.2 million from $4.3 million for the same period in 2005, as the average interest-bearing liabilities increased $35.1 million, or 16.0%, to $254.2 million from $219.1 million between the same two periods. The average rate paid on total interest-bearing liabilities has increased by 127 basis points from 1.97% for the year ended December 31, 2005 to 3.24% for the same period in 2006. The increase in interest expense reflects continued competition for deposits in our primary market. In order to attract and retain deposits to fund our growing loan portfolio, the Company has had to offer higher rates and emphasize more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts. The average balance of time deposits has increased by $28.9 million, or 40.6%, to $100.1 million for the year ended December 31, 2006 compared to $71.2 million the prior year. The average rate paid on time deposits increased 138 basis points from 2.81% for the period ended December 31, 2005 to 4.19% for the same period in 2006. The average balance in money market accounts has increased $8.7 million, or 39.4%, to $30.8 million for the year ended December 31, 2006 from $22.1 million for the same period in 2005. The average rate paid on money market deposits has increased 148 basis points from 2.42% to 3.90% between year end 2005 to year end 2006, as the Company has promoted a business money market sweep product with its interest rate based on economic market conditions and a tiered personal money market product which offers higher rates of interest on larger average balances.

At December 31, 2006, the Company’s borrowed funds consisted of four convertible notes and one amortizing advance from the Federal Home Loan Bank totaling $18.3 million. The Company also has $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 8.63% for the year ended December 31, 2006, up 172 basis points from 6.91% in the same period in 2005.

The following table reflects the impact on net interest income of changes in the volume of earnings assets and interest bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balance. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

Index

	December 31, 2006 v. 2005			December 31, 2005 v. 2004
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt	($158)	($73)	($231)	$269	$104	$373
Taxable	(361)	166	(195)	(249)	87	(162)
Total securities (1)	(519)	93	(426)	20	191	211
Total loans receivable (2)	3,825	853	4,678	2,718	659	3,377
Other interest-earning assets	(89)	170	81	39	226	265
Total net change in income on interest-earning assets	3,217	1,116	4,333	2,777	1,076	3,853
Interest bearing deposits:
NOW	122	885	1,007	7	96	103
Money Market	260	406	666	71	279	350
Savings	(131)	76	(55)	(30)	47	17
Time	991	1,202	2,193	300	484	784
Interest bearing deposits	1,242	2,569	3,811	348	906	1,254
Borrowed funds	(19)	40	21	194	(30)	164
Junior subordinated debentures	-	89	89	-	96	96
Total net change in expense on interest-bearing liabilities	1,223	2,698	3,921	542	972	1,514
Change in net interest income	$1,994	($1,582)	$412	$2,235	$104	$2,339

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
(2) Includes loan fee income

Provision for Loan Losses. The provision for loan losses in 2006 was $733 thousand compared to a provision of $1.1 million in 2005, a decrease of $405 thousand or 35.6%. During 2005 the Company experienced approximately $1.0 million in charge-offs, compared with $94 thousand in 2006 and $35 thousand in 2004, which required additional provisions in 2005 to replenish the allowance due to these charge-offs. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income. The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.

The Company’s non-interest income increased by $371 thousand, or 7.6%, to $5.2 million for the year ended December 31, 2006 from $4.9 million for the same period in 2005. The increase is primarily attributable to the Company’s service fees on deposit accounts increasing $145 thousand or 11.8%, to $1.4 million for the year ended December 31, 2006 from $1.2 million in the previous year and the increase in insurance commission income of $249 thousand to $2.6 million in 2006 from $2.3 million in 2005. Net gain on the sale of securities was $90 thousand for the year ended December 31, 2006 compared to $35 thousand for the year ended December 31, 2005. These increases were partially offset by a decline in investment brokerage fees and mortgage brokerage fee income.

Non-Interest Expense. Total non-interest expense increased from $11.6 million in 2005 to $12.6 million in 2006, an increase of $1.0 million, or 9.0%. Salaries and employee benefits, the largest component of non-interest expense, increased $532 thousand, or 8.4%. The increase reflects both the additions to staff due to the Company’s continued growth and expansion and customary annual salary increases for the Bank’s and Tri-State’s existing staff. Occupancy expenses and furniture, fixtures and data processing expenses have increased, 8.9% and 12.2% respectively, in 2006 over 2005 due to the Company’s expansion into New York and renovations to the Company’s data operations area in Newton. The largest increase in non-interest expense was an increase of $123 thousand, or 22.6%, in professional fees. This increase was due to the continued costs associated with the

Index

implementation of internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002 and increased legal fees as a result of the Company’s expansion. Other expenses increased $175 thousand, or 12.7%, to $1.5 million in 2006 largely due to check and ATM losses increasing $45 thousand and auto and travel expenses increasing $32 thousand, as several Directors attended conferences as now required by the Sarbanes Oxley Act of 2002.

Income Taxes. The Company’s income tax provision, which includes both federal and state taxes, was $1.1 million and $952 thousand for the years ended December 31, 2006 and 2005, respectively. This 20.6% increase in income taxes resulted from an increase in income before taxes of $261 thousand, or 7.8%, and the decrease in tax-exempt securities income for the year ended December 31, 2006 compared to the same period in 2005. The Company’s effective tax rate of 31.8% and 28.4% for the years ended December 31, 2006 and 2005, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the Company’s investment in life insurance on two of our executive officers.

COMPARISION OF OPERATING RESULTS AT YEAR-END DECEMBER 31, 2005 AND 2004

Overview. For the year ended December 31, 2005, net income was $2.4 million, an increase of $808 thousand, or 50.8%, from the $1.6 million for the same period in 2004. Basic earnings per share were $0.76 for the year ended December 31, 2005 compared to $0.81 for the same period last year, a decrease of 6.2%. Diluted earnings per share were $0.75 for the year ended December 31, 2005 compared to $0.78 for the same period last year, a decrease of 3.9%. The decreased earnings per share reflects the issuance of an additional 1,131,150 shares of the Company’s stock from a public offering in December of 2004. For the year ended December 31, 2005, the Company had 3,163,189 average basic shares outstanding, compared to 1,965,745 average basic shares outstanding for the year ended December 31, 2004.

The results reflect an increase in net interest income, an outcome of both increasing interest income and interest expense, coupled with increases in non-interest income, primarily due to an increase in service fees on deposit accounts, offset by increases in non-interest expenses associated with additional professional fees related to the preliminary implementation of Section 404 requirements of the Sarbanes Oxley Act of 2002.

Net Interest Income. Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities. Changes in volume and mix of interest-earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities, directly affect net interest income.

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $2.3 million, or 25.0%, to $11.7 million for the year ended December 31, 2005 compared to $9.3 million in 2004. Total interest income, on a fully taxable equivalent basis, increased by $3.9 million to $16.0 million for the year ended December 31, 2005 compared to $12.2 million in 2004. Total average earning assets increased by $41.3 million to $269.5 million from $228.2 million for the year ended December 31, 2004. The majority of the increase in average earning assets was in the loan portfolio. The average loan portfolio balance increased by $41.4 million, to $185.3 million in the current year from $143.9 million in 2004. Higher market rates of interest and the increase in the average balance in loans increased the average rate earned on earning assets 61 basis points from 5.33% for 2004 to 5.94% in 2005.

Interest expense increased by $1.5 million to $4.3 million from $2.8 million for the year ended December 31, 2005 as a result of increases in market rates of interest, as the average balance in interest bearing liabilities increased $19.3 million, to $219.1 million for the year ended December 31, 2005 from $199.8 million the year earlier. The average rate paid on interest bearing liabilities increased by 56 basis points to 1.97% for the current year from 1.41% for the year ended December 31, 2004.

The net interest margin increased, on a fully taxable equivalent basis, by 24 basis points to 4.34% in the year ended December 31, 2005 compared to 4.10% for the same period in 2004.

Index

Interest Income. Total interest income, on a fully taxable equivalent basis, increased by $3.9 million to $16.0 million for the year ended December 31, 2005 compared to $12.2 million in 2004. The largest components of the increase were on tax-exempt investment securities and on the loan portfolio.

Total interest income on the loan portfolio increased by $3.4 million to $12.3 million for the current year from $9.0 million in 2004. Comparing the average balance in the loan portfolio for the year ended December 31, 2005 to the same period in 2004, the average balance in loans increased $41.4 million, or 28.8%. The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity. In particular, we have enhanced our loan department through the hiring of additional lending staff and originators. The average rate earned on loans increased 44 basis points from 6.22% for the period ended December 31, 2004 to 6.66% for the same period in 2005. This was due to competitive pricing in an increasing market rate environment.

Total interest income on securities, on a fully taxable equivalent basis, increased $211 thousand, or 6.9%, from the year ended December 31, 2004 to the same period in 2005. While the average balance of securities decreased $2.3 million, the average rate earned increased 43 basis points, from 4.13% in 2004 to 4.56% for 2005. The decrease in the total securities portfolio reflects the reallocation of funds to meet increasing loan demand. The increase in yield was accomplished through increasing the tax-exempt securities portfolio by $4.5 million and increasing the tax equivalent yield by 44 basis points to 6.04% for the year ended December 31, 2005 from 5.60% the year earlier.

Interest Expense. The Company’s interest expense for the year ended December 31, 2005 increased $1.5 million, or 53.8%, to $4.3 million from $2.8 million for the same period in 2004, as the balance in average interest-bearing liabilities increased $19.3 million, or 9.7% to $219.1 million from $199.8 million between the two periods. The average rate paid on total interest-bearing liabilities has increased by 56 basis points from 1.41% for the year ended December 31, 2004 to 1.97% for the same period in 2005. This increase is largely due to time deposit promotions that have increased the average balance by $12.7 million, or 21.8%, to $71.2 million for the year ended 2005 compared to $58.4 million the prior year. The average rate paid on time deposits increased 73 basis points from 2.08% for the period ended December 31, 2004 to 2.81% for the same period in 2005. The average balance in money market accounts has increased $5.2 million, or 30.8%, to $22.1 million for the year ended December 31, 2005 from $16.9 million for the same period in 2004. The average rate paid on money market deposits has increased 133 basis points from 1.09% to 2.42% between year end 2004 and year end 2005, as the Company has promoted a business money market sweep product with an interest rate tied to economic market conditions and a new tiered personal money market product which offers higher rates of interest on larger average balances.

At December 31, 2005, the Company’s borrowed funds consisted of four convertible notes and one amortizing advance from the Federal Home Loan Bank totaling $16.3 million. The Company also has $5.2 million in junior subordinated debentures. The debentures bear a floating rate of interest, which averaged 6.91% for the year ended December 31 2005, up 186 basis points from 5.05% in the same period of 2004.

Provision for Loan Losses. The provision for loan losses in 2005 was $1.1 million compared to a provision of $558 thousand in 2004, an increase of $580 thousand or 103.9%. The increase reflects growth in the Company’s loan portfolio of $54.4 million from $156.9 million for the year ended December 31, 2004 to $211.3 million at December 31, 2005 and the need to replenish the allowance due to increased charge-offs in 2005, as well as the continued emphasis on the origination of commercial real estate loans, which increased by $40.6 million from the year ended December 31, 2004 to December 31, 2005. These loans may be considered to involve a greater degree of risk than other types of lending. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income. The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.

Index

The Company’s non-interest income increased by $331 thousand, or 7.29%, to $4.9 million for the year ended December 31, 2005 from $4.5 million for the same period in 2004. The increase is primarily attributable to the Company’s service fees on deposit accounts increasing $477 thousand or 63.8%, to $1.2 million for the year ended December 31, 2005 from $748 thousand in the previous year. This increase is attributed to a no return service privilege program that began in February of 2005. Net gain on the sale of securities was $35,000 for the year ended December 31, 2005 compared to $16,000 for the year ended December 31, 2004. Mortgage broker fees decreased $408 thousand to $212 thousand for the year ended December 31, 2005 from $620 thousand. The Company became a 49% partner in a joint venture, SussexMortgage.com, with National City Mortgage Corporation on August 1, 2005. The majority of the Company’s residential lending broker activities have been transferred to the new joint venture, while loans secured by one to four family residential properties generated internally by the Bank are mostly retained in the Company’s loan portfolio.

Non-Interest Expense. Total non-interest expense increased from $10.8 million in 2004 to $11.6 million in 2005, an increase of $814 thousand, or 7.5%. Salaries and employee benefits, the largest component of non-interest expense, increased $132 thousand, or 2.3%. This increase reflects customary annual salary increases for the Bank’s and Tri-State’s existing staff and lower commission costs associated with several former commission based employees of the Company becoming employees of the joint venture, SussexMortgage.com. Both occupancy and furniture, fixtures and data processing expenses have increased, 15.8% and 19.5% respectively, in 2005 over 2004 due to the Company’s expansion into Pennsylvania and New York in 2005 and continual upgrades to the Company’s data processing infrastructure. The largest increase in non-interest expense was an increase in professional fees of $189 thousand, or 53.1%, to $545 thousand for the year ended December 31, 2005 from $356 thousand the prior year. This increase is the result of the Company hiring a third party to assist in its implementation of internal control requirements of Section 404 of the Sarbanes Oxley act of 2002. Management’s assessment of internal controls under Section 404 will be applicable to the Company in 2007. Advertising and marketing expenses increased 23.4% for the year ended December 31, 2004 to the same period in 2005, from the advertising of the Company’s time and money market deposit products and through the promotion of a new internal cross selling initiative.

Income Taxes. The Company’s income tax provision, which includes both federal and state taxes, was $952 thousand and $581 thousand for the years ended December 31, 2005 and 2004, respectively. This increase in income taxes resulted from an increase in income before taxes of $1.2 million, or 54.3% for the year ended December 31, 2005 as compared to the same period in 2004. The Company’s effective tax rate of 28% and 27% for the years ended December 31, 2005 and 2004, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the Company’s investment in life insurance.

COMPARISION OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2006 AND 2005

At December 31, 2006, the Company had total assets of $356.3 million compared to total assets of $313.2 million at December 31, 2005, an increase of $43.1 million, or 13.8%. Net loans increased $50.2 million, or 24.1%, to $258.9 million at December 31, 2006 from $208.7 million at December 31, 2005. Total deposits increased to $295.8 million at December 31, 2006 from $256.8 million at December 31, 2005.

Cash and Cash Equivalents. The Company's cash and cash equivalents decreased by $2.6 million or 10.6%, for the year ended December 31, 2006 to $22.2 million from $24.8 million at December 31, 2005. This decrease largely reflects the Company's decrease in federal funds sold of $1.4 million to $12.0 million at December 31, 2006 from $13.4 million at year-end 2005. The decrease is related to the Company's increase in net loans receivable and the need to fund that increase.

Securities Portfolio. The Company's securities portfolio is comprised of securities that not only provide interest income, including tax-exempt income, but also provide a source of liquidity (as all securities are classified as available for sale, as discussed below), diversify the earning assets portfolio, allow for management of interest rate risk, and provide collateral for public fund deposits and borrowings. The portfolio is composed primarily of obligations of U.S. Government agencies and government sponsored entities including collateralized mortgage obligations issued by such agencies and entities, and tax-exempt municipal bonds.

Index

The Company has no securities classified as held to maturity or as trading securities. All securities are classified as available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar requirements. Management determines the appropriate classification of securities at the time of purchase.

The following table shows the carrying value of the Company's security portfolio as of December 31, 2006, 2005 and 2004. Securities available for sale are stated at their fair value.

(Dollars in thousands)	December 31,
Available for sale	2006	2005	2004
U.S. Government agencies	$9,655	$10,851	$11,673
State and political subdivisions	20,833	23,757	25,909
Mortgage-backed securities	23,168	24,940	33,679
Corporate securities	-	751	2,570
Equity securities	979	881	905
Total available for sale	$54,635	$61,180	$74,736

The Company's securities decreased by $6.5 million, or 10.7%, to $54.6 million at December 31, 2006 from $61.2 million at December 31, 2005. The Company purchased $13.4 million in new securities during 2006, $6.9 million were sold and $13.2 million matured, were called and were repaid. There was a $148 thousand net decrease in unrealized losses in the available for sale portfolio; a $90 thousand realized gain on the sale of available for sale securities and $101 thousand in net amortization expenses recorded during 2006. This decrease in the Company's securities provided cash to fund the growth in the loan portfolio. The securities portfolio contained no high-risk securities or derivatives as of December 31, 2006.

The contractual maturity distribution and weighted average yield of the Company's securities portfolio at December 31, 2006 are summarized in the following table. Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

December 31, 2006	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$5,241	4.05%	$4,436	5.05%	$-	-	$-	-
State and political subdivisions	1,159	3.64%	-	-	-	-	19,395	4.29%
Mortgage-backed securities	50	3.89%	6,273	4.25%	5,140	4.42%	12,175	4.39%
Equity securities	-	-	-	-	-	-	982	3.71%
Total available for sale	$6,450	3.98%	$10,709	4.58%	$5,140	4.42%	$32,552	4.31%

The Company holds $1,188,000 in Federal Home Loan Bank of New York stock at December 31, 2006 that it does not consider an investment security. Ownership of this restricted stock is required for membership in the Federal Home Loan Bank of New York.

Loans. The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at December 31, 2006 increased $51.0 million, or 24.1% to $262.3 million from $211.3 million at year-end 2005. During the year ended December 31, 2006, new originations have exceeded payoffs both through scheduled maturities and prepayments. The Company has also increased its activity in the loan participation market as a tool to increase the loan portfolio. The majority of the originated and sold participations are commercial real estate related loans that exceed the Company's legal lending limit. The balance in construction and land development loans increased $6.9 million, or 30.0%, residential 1 - 4 family real estate loans have increased $13.6 million, or 28.6%, non-residential real estate increased $29.0 million, or 26.3%, and

Index

commercial and industrial loans increased $1.6 million, or 9.8%, from December 31, 2005 to December 31, 2006. During 2006, the Company brought more of the mortgage origination process in-house, with FNMA/Freddie Mac qualifying residential mortgage loans being originated and funded directly by the Bank. Management referred non-qualifying loans to SussexMortgage.com, the Company's joint venture with the National City Mortgage Corporation.

The following table summarizes the composition of the Company's loan portfolio by type as of December 31, 2002 through 2006:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial and industrial loans	$18,298	$16,667	$14,233	$12,392	$10,985
Non-residential real estate loans	139,428	110,391	69,778	59,182	41,035
One to four family residential property loans	60,960	47,409	41,971	46,587	49,517
Construction and land development loans	30,094	23,154	19,863	8,656	8,310
Consumer loans	1,620	1,550	1,500	1,430	2,189
Other loans	12,055	12,318	9,690	6,114	1,335
Total gross loans	$262,455	$211,489	$157,035	$134,361	$113,371

The increase in loans was funded during 2006 by an increase in the Company's deposits, as well as maturities and payments on securities in the investment portfolio and a decrease in federal funds sold. The end of the year loan to deposit ratios for 2006 and 2005 were 87.6% and 81.3%, respectively.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2006 are presented in the following table.

	December 31, 2006
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Real estate:
Commercial mortgage	$8,800	$14,849	$115,779
Construction and land development	21,438	7,076	1,580
Residential mortgage	939	5,050	54,971
Total real estate	31,177	26,975	172,330
Commercial and industrial	4,768	9,794	3,736
Consumer and other	382	1,302	11,991
Total loans	$36,327	$38,071	$188,057
Interest rates:
Predetermined	$3,615	$20,327	$66,131
Floating	32,712	17,744	121,926
Total loans	$36,327	$38,071	$188,057

Loan and Asset Quality. Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed other real estate owned ("OREO"). The Company's non-accrual loans increased to $1.4 million at December 31, 2006 from $816 thousand at December 31, 2005. There were $746 thousand in past due loans over 90 days and still accruing interest and no OREO properties at December 31, 2006. Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing and restructured loans, increased by $1.3 million to $2.7 million at year end 2006 from $1.4 million at year end 2005. The increase reflects both the impact of variable rate loans resetting at current higher market rates of interest, which increases borrowers’ costs of servicing the loans, and a slowdown in the real estate market, which has made it more difficult for borrowers to lease or sell properties. Management believes these non-performing assets are well collateralized.

The Company seeks to actively manage its non-performing assets. In addition to active monitoring and collecting or delinquent loans management has an active loan review process for customers with aggregate relationships of

Index

$250,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.

Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan portfolio as of December 31, 2002 through 2006.

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans:
Commercial	$-	$-	$726	$343	$256
Consumer	-	-	-	-	21
Construction	465	-	-	-	145
Mortgage	942	816	578	834	836
Total nonaccrual loans	1,407	816	1,304	1,177	1,258
Loans past due 90 days and still accruing	746	535	34	-	36
Restructured loans	506	25	-	150	-
Total non-performing loans	2,659	1,376	1,338	1,327	1,294
Foreclosed real estate	-	-	-	223	187
Total non-performing assets	$2,659	$1,376	$1,338	$1,550	$1,481
Non-performing loans to total loans	1.01%	0.65%	0.85%	0.99%	1.14%
Non-performing assets to total assets	0.75%	0.44%	0.48%	0.64%	0.66%
Interest income received on nonaccrual loans	$10	$42	N/A	$33	$16
Interest income that would have been recorded
under the original terms of the loans	$127	$48	$88	$117	$118

Allowance for Loan Losses. The allowance is allocated to specific loan categories based upon management's classification of problem loans under the bank's internal loan grading system and to pools of other loans that are not individually analyzed. Management makes allocations to specific loans based on the present value of expected future cash flows or the fair value of the underlying collateral for impaired loans and to other classified loans based on various credit risk factors. These factors include collateral values, the financial condition of the borrower and industry and current economic trends.

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

At December 31, 2006, the allowance for loan losses was $3.3 million, an increase of 27.7% from $2.6 million at December 31, 2005. The provision for loan losses was $733 thousand and there were $94 thousand in charge-offs and $86 thousand in recoveries for the year of 2006. The allowance for loan losses as percentage total loans was 1.27% at December 31, 2006 compared to 1.24% on December 31, 2005. The increase in the allowance reflects the growth in the Company’s loan portfolio of $51.1 million from $211.4 million at December 31, 2005 to $262.5 million at December 31, 2006 and the higher specific allowance allocations for commercial and industrial loans and non-residential real estate loans.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

The table below presents information regarding the Company's provision and allowance for loan losses for each of the periods presented.

Index

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Balance at beginning of year	$2,615	$2,274	$1,734	$1,386	$1,143
Provision charged to operating expenses	733	1,138	558	405	300
Recoveries of loans previously charged-off:
Commercial	-	198	10	-	-
Consumer	86	11	3	1	2
Real Estate	-	1	4	4	-
Total recoveries	86	210	17	5	2
Loans charged-off:
Commercial	-	398	15	-	-
Consumer	94	80	16	31	19
Real Estate	-	529	4	31	40
Total charge-offs	94	1,007	35	62	59
Net charge-offs	8	797	18	57	57
Balance at end of year	$3,340	$2,615	$2,274	$1,734	$1,386
Net charge-offs to average loans outstanding	0.00%	0.43%	0.01%	0.05%	0.05%
Allowance for loan losses to year-end loans	1.27%	1.24%	1.45%	1.29%	1.22%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2006		2005		2004
		% of		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
Commercial	$405	6.97%	$477	7.88%	$519	9.06%
Consumer and other loans	66	5.21%	42	6.55%	29	7.13%
Real estate, construction and development:
Commercial	2,674	64.59%	1,939	63.15%	1,584	57.08%
Residential	195	23.23%	157	22.42%	142	26.73%
Total	$3,340	100.00%	$2,615	100.00%	$2,274	100.00%

	Allowance for Loans Losses at December 31,
	2003		2002
		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial	$494	9.22%	$396	9.69%
Consumer and other loans	109	5.62%	45	3.11%
Real estate, construction and development:
Commercial	990	50.49%	681	43.52%
Residential	141	34.67%	264	43.68%
Total	$1,734	100.00%	$1,386	100.00%

Premises and Equipment; Other Assets. Premises and equipment increased by $1.2 million, or 17.8%, from $6.6 million at December 31, 2005 to $7.8 million at December 31, 2006. This increase is largely due to the renovations of the data operations center in Newton, New Jersey.

Index

Other assets increased from $8.6 million at December 31, 2005 to $9.6 million at December 31, 2006, an increase of $1.0 million, or 11.5%. This increase was generated from the prepayment of the Company's expenses and insurance policies and increases in deferred tax asset balances.

Deposits. Total deposits increased $38.9 million, or 15.2%, from $256.8 million at December 31, 2005 to $295.8 million at December 31, 2006. Non-interest bearing deposits decreased $2.1 million, or 4.9%, to $40.1 million at December 31, 2006 from $42.1 million at December 31, 2005, although the average balance of these deposits increased, as discussed below; interest-bearing deposits increased $41.0 million, or 19.1%, to $255.7 million at December 31, 2006 from $214.7 million at December 31, 2005. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Total average deposits increased $40.5 million from $237.3 million at year-end 2005 to $277.8 million at year-end 2006, a 17.1% increase. Average time deposits increased to $100.1 million, an increase of $28.9 million, or 40.6%, from $71.2 million at year-end 2005. Average money market accounts increased to $30.8 million an increase of $8.7 million or 39.4% from $22.1 million at year-end 2005. The change in the deposit portfolio reflects continued competition for deposits in our primary market. In order to attract and retain deposits to fund our growing loan portfolio, the Company has had to offer higher rates and emphasize more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts. The $5.0 million increase in average non-interest demand deposits is attributed to the Company's efforts to cultivate commercial deposit relationships with its commercial loan customers. Lastly the $16.1 million average balance decrease in savings deposits from $62.0 million at year-end 2005 to $45.9 million at year-end 2006 represents a shift by our customer’s transfer of their deposits from lower yielding savings accounts to a higher earning money market and time deposits.

The average balances and weighted average rates paid on deposits for 2006, 2005 and 2004 are presented below.

	Year Ended December 31,
	2006 Average		2005 Average		2004 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$43,036		$38,068		$33,627
Now accounts	57,974	2.25%	43,939	0.68%	42,412	0.46%
Money market accounts	30,773	3.90%	22,083	2.42%	16,878	1.09%
Savings	45,916	0.87%	62,025	0.74%	66,322	0.66%
Time	100,061	4.19%	71,174	2.81%	58,443	2.08%
Total deposits	$277,760		$237,289		$217,682

The remaining maturity for certificates of deposit accounts or $100,000 or more as of December 31, 2006 is presented in the following table.

(Dollars in thousands)	2006
3 months or less	$20,934
3 to 6 months	8,853
6 to 12 months	4,036
Over 12 months	1,932
Total	$35,755

Borrowings. Borrowings consist of long-term advances from the Federal Home Loan Bank. These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. For the year ended December 31, 2006 the Company had $14.4 million in average notes outstanding at an average interest rate of 4.92% compared to $14.8 million in average notes outstanding at an average rate of 4.64% for the year ended December 31, 2005.

The Company had no short-term borrowings outstanding at December 31, 2006. The following table summarizes short-term borrowing and weighted average interest rates paid during the past three years.

Index

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Average daily amount of short-term borrowings outstanding during the period	$29	$202	$64
Weighted average interest rate on average daily short-term borrowings	4.96%	2.74%	1.81%
Maximum short-term borrowings outstanding at any month-end	$1,815	$2,195	$2,385
Short-term borrowings outstanding at period end	-	-	-
Weighted average interest rate on short-term borrowings at period end	-	-	-

Junior Subordinated Debentures. On July 11, 2002, the Company raised an additional $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary. The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 365 basis points adjusted quarterly. The rate at December 31, 2006 was 9.02%. The rate is capped at 12.50% through the first five years, and the securities may be called at par anytime after July 11, 2007 or if regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities are included in the Company's and the Bank's capital ratio calculations.

Equity. Stockholders' equity inclusive of accumulated other comprehensive income (loss), net of income taxes, was $34.6 million at December 31, 2006, an increase of $1.7 million over the $32.9 million at year-end 2005. Stockholders' equity increased due to $2.5 million in net income earned for 2006, $111 thousand from the issuance of common stock and exercise of stock options, $93 thousand from the shares issued through the dividend reinvestment plan and $120 thousand through the compensation expense of stock options, restricted stock grants and stock awards. These increases were offset by a $336 thousand decrease in common stock due to the purchase and retirement of treasury shares and cash dividends paid of $891 thousand. An unrealized gain on securities available for sale, net of income tax, increased stockholders' equity by $89 thousand.

LIQUIDITY AND CAPITAL RESOURCES

It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments. In addition, the Company is a member of the Federal Home Loan Bank of New York and at December 31, 2006, had the ability to borrow up to $25.2 million against its 1 - 4 family mortgages and selected investment securities as collateral for borrowings. The Company also has available an overnight line of credit and a one-month overnight repricing line of credit, each of an amount of $32.2 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

The Company has borrowings that consist of advances from the Federal Home Loan Bank ("FHLB"). The Company's long-term borrowings total $18.3 million at December 31, 2006 and are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. The borrowings consist of three long-term notes that mature on December 21, 2010 each with a convertible quarterly option which allows the Federal Home Loan Bank to change the note to then current market rates and one long-term note that matures on December 21, 2016, with an initial conversion date of December 7, 2008 and one $3.3 million amortizing advance that matures on November 3, 2010. The interest rates on these borrowings range from 4.00% to 5.14%.

At December 31, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied. At December 31, 2006, liquid investments totaled $22.2 million, and all mature within 30 days.

At December 31, 2006, the Company had $54.6 million of securities as available for sale. Of these securities, $30.8 million had $563 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market recovery.

Index

The Company's and the Bank's regulators have classified and defined bank holding company capital as consisting of Tier 1 capital which includes tangible stockholders' equity for common stock and certain stock and other hybrid instruments and Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

The Company's and the Bank's regulators have implemented risk based guidelines which require banks and bank holding companies to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). Banks and holding companies are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum. At December 31, 2006, the Company's Tier I and Tier II capital ratios were 12.84% and 14.00% respectively. The Bank's Tier I and Tier II capital ratios were 10.46% and 11.63%, respectively.

In addition to the risk-based guidelines discussed above, the Company's and the Bank's regulators require that banks and bank holding companies which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. For those banks and bank holding companies with higher levels of risk or that is experiencing or anticipating growth, the minimum will be proportionately increased. Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process. As of December 31, 2006, the Company had leverage ratio of 10.48% and the Bank had a leverage ratio of 8.54%.

Contractual Obligations. For year-end 2006 contractual obligations were as follows:

	Payments due by period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$18,251	$51	$110	$13,090	$5,000
Operating lease obligations	2,473	438	650	455	930
Purchase obligations	1,145	1,145	-	-	-
Time deposits	123,748	117,083	5,678	904	83
Nonqualified supplemental salary continuation plan	2,115	-	132	163	1,820
Junior subordinated debentures	5,155	-	-	-	5,155
Total	$152,887	$118,717	$6,570	$14,612	$12,988

The Company has no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the junior subordinated debentures of Sussex Capital Trust I which are included in the above table. The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

Off-Balance Sheet Arrangements. The company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at December 31, 2006 totaled $69.5 million. This consisted of $7.4 million in commitments to grant commercial and residential loans, $24.6 million in commercial construction lines of credit, $13.8 million in home equity lines of credit, and the remainder in other unused commitments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

IMPACT OF INFLATION AND CHANGING PRICES

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the level of interest rate has a more significant impact on a financial institution's performance than general levels of inflation. Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which are affected by inflation. Accordingly, the liquidity,

Index

interest rate sensitivity and maturity characteristics of the Company's asset and liabilities are more indicative of its ability to maintain acceptable performance levels. Management of the Company monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities to gap, thus seeking to minimize the potential effect of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The two biggest risks faced by the Company’s operations are interest rate risk and credit quality risk. See “Loan and Asset Quality” and Allowance for Loan Losses” in Item 7 regarding credit quality risk.

Interest Rate Sensitivity. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate sensitivity is the volatility of a Company's earnings from a movement in market interest rates. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk. We do not employ gap analysis as a rate risk management tool, but rather we rely upon earnings at risk analysis to forecast the impact on our net interest income instantaneous 100 and 200 basis point increases in market rates. In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change.

Our Board of Directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios. Through year end 2006, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease. At December 31, 2006 the percentage of change were within the policy limits.

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

The following table sets forth our interest rate risk profile at December 31, 2006 and 2005. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

		2006			2005
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	($31)	-0.01%	0.43%	($620)	-0.20%	10.04%
Down 100 basis points	256	0.07%	-7.24%	(83)	-0.03%	2.69%
Up 100 basis points	(529)	-0.15%	-14.95%	(129)	-0.04%	-4.18%
Up 200 basis points	(1,337)	-0.38%	-18.91%	(607)	-0.20%	-9.83%

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sussex Bancorp
Franklin, New Jersey

We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Sussex Bancorp and its subsidiaries changed their method of accounting for share-based payments in 2006.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 5, 2007

Index

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars In Thousands, Except Per Share Data)	2006	2005

ASSETS
Cash and due from banks	$10,170	$11,395
Federal funds sold	11,995	13,385
Cash and cash equivalents	22,165	24,780

Interest bearing time deposits with other banks	100	500
Securities available for sale	54,635	61,180
Federal Home Loan Bank Stock, at cost	1,188	1,025

Loans receivable, net of unearned income	262,276	211,335
Less: allowance for loan losses	3,340	2,615
Net loans receivable	258,936	208,720

Premises and equipment, net	7,794	6,619
Accrued interest receivable	1,910	1,778
Goodwill	2,820	2,334
Other assets	6,749	6,246

Total Assets	$356,297	$313,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$40,083	$42,142
Interest bearing	255,687	214,705
Total Deposits	295,770	256,847

Borrowings	18,251	16,300
Accrued interest payable and other liabilities	2,529	1,956
Junior subordinated debentures	5,155	5,155

Total Liabilities	321,705	280,258

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,158,399 in 2006 and 3,153,004 in 2005;
outstanding shares 3,152,374 in 2006 and 3,153,004 in 2005	27,306	27,300
Retained earnings	7,415	5,842
Accumulated other comprehensive loss	(129)	(218)

Total Stockholders' Equity	34,592	32,924

Total Liabilities and Stockholders' Equity	$356,297	$313,182

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars In Thousands Except Per Share Data)	2006	2005	2004

INTEREST INCOME
Loans receivable, including fees	$17,009	$12,331	$8,954
Securities:
Taxable	1,455	1,650	1,812
Tax-exempt	1,032	1,145	869
Federal funds sold	490	359	97
Interest bearing deposits	12	62	59
Total Interest Income	19,998	15,547	11,791

INTEREST EXPENSE
Deposits	7,097	3,286	2,032
Borrowings	707	686	522
Junior subordinated debentures	445	356	260
Total Interest Expense	8,249	4,328	2,814

Net Interest Income	11,749	11,219	8,977
PROVISION FOR LOAN LOSSES	733	1,138	558
Net Interest Income after Provision for Loan Losses	11,016	10,081	8,419

OTHER INCOME
Service fees on deposit accounts	1,370	1,225	748
ATM fees	374	347	324
Insurance commissions and fees	2,576	2,327	2,195
Investment brokerage fees	265	291	292
Net realized gain on sale of securities	90	35	16
Net (loss) gain on sale of foreclosed real estate	-	6	(5)
Other	569	642	972
Total Other Income	5,244	4,873	4,542

OTHER EXPENSES
Salaries and employee benefits	6,872	6,340	6,208
Occupancy, net	1,077	989	854
Furniture, equipment and data processing	1,210	1,078	902
Stationary and supplies	199	179	181
Professional fees	668	545	356
Advertising and promotion	518	507	411
Insurance	197	170	167
Postage and freight	208	171	175
Amortization of intangible assets	150	250	200
Other	1,549	1,374	1,335
Total Other Expenses	12,648	11,603	10,789

Income before Income Taxes	3,612	3,351	2,172
PROVISION FOR INCOME TAXES	1,148	952	581
Net Income	$2,464	$2,399	$1,591

EARNINGS PER SHARE
Basic	$0.78	$0.76	$0.81
Diluted	$0.77	$0.75	$0.78

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands, Except Per Share Amounts)	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2003	1,811,460	$9,616	$5,040	$248	$-	$14,904
Comprehensive income:
Net income	-	-	1,591	-	-	1,591
Change in unrealized gains on securities available for sale, net of tax	-	-	-	(109)	-	(109)
Total Comprehensive Income						1,482

Treasury shares purchased	(1,346)	-	-	-	(23)	(23)
Treasury shares retired	-	(23)	-	-	23	-
Issuance of common stock and exercise of stock options	42,384	505	-	-	-	505
Income tax benefit of stock options exercised	-	52	-	-	-	52
Shares issued through dividend reinvestment plan	11,226	179	-	-	-	179
Sale of common stock, at $14.25 per share, net of offering costs of $1,051	1,131,150	15,068				15,068
Dividends on common stock ($0.27 per share)	-	-	(515)	-	-	(515)

Balance December 31, 2004	2,994,874	25,397	6,116	139	-	31,652
Comprehensive income:
Net income	-	-	2,399	-	-	2,399
Change in unrealized gains (losses) on securities available for sale, net of tax	-	-	-	(357)	-	(357)
Total Comprehensive Income						2,042

Treasury shares purchased	(45,955)	-	-	-	(683)	(683)
Treasury shares retired	-	(683)	-	-	683	-
Exercise of stock options	45,526	374	-	-	-	374
Income tax benefit of stock options exercised	-	92	-	-	-	92
Shares issued through dividend reinvestment plan	7,773	109	-	-	-	109
Additional expenses for stock offering	-	(25)	-	-	-	(25)
Dividends on common stock ($0.20 per share)	-	-	(633)	-	-	(633)
5% Stock Dividend	150,786	2,036	(2,040)	-	-	(4)

Balance December 31, 2005	3,153,004	27,300	5,842	(218)	-	32,924
Comprehensive income:
Net income	-	-	2,464	-	-	2,464
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	89	-	89
Total Comprehensive Income						2,553

Treasury shares purchased	(23,458)	-	-	-	(336)	(336)
Treasury shares retired	-	(336)	-	-	336	-
Exercise of stock options	11,979	111	-	-	-	111
Income tax benefit of stock options exercised	-	18	-	-	-	18
Issuance of 6,025 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	55	-	-	-	55
Compensation expense related to stock awards	4,368	65	-	-	-	65
Shares issued through dividend reinvestment plan	6,481	93	-	-	-	93
Dividends on common stock ($0.28 per share)	-	-	(891)	-	-	(886)

Balance December 31, 2006	3,152,374	$27,306	$7,415	($129)	$-	$34,592

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net income	$2,464	$2,399	$1,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	733	1,138	558
Provision for depreciation and amortization	911	945	791
Net amortization of securities premiums and discounts	101	234	537
Net realized gain on sale of securities	(90)	(35)	(16)
Realized (gain) loss on sale of foreclosed real estate	-	(6)	5
Deferred income taxes	(375)	(93)	(46)
Earnings on investment in life insurance	(98)	(93)	(107)
Compensation expense for stock options and stock awards	120	-	-
Increase in assets:
Accrued interest receivable	(132)	(448)	(89)
Other assets	(222)	(341)	(519)
Increase (decrease) in accrued interest payable and other liabilities	591	407	(363)

Net Cash Provided by Operating Activities	4,003	4,107	2,342

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(13,434)	(7,424)	(37,279)
Proceeds from sale of securities	6,942	14,689	24,491
Maturities, calls and principal repayments	13,174	5,497	13,894
Net increase in loans	(47,513)	(55,486)	(22,851)
Purchases of bank premises and equipment	(1,936)	(1,696)	(1,559)
Decrease (increase) in FHLB stock	(163)	(335)	70
Net decrease (increase) in interest bearing time deposits with other banks	400	3,400	(400)
Net cash received for branch acquisition	2,354	-	-
Purchase of investment in life insurance	-	-	(1,500)
Proceeds from sale of foreclosed real estate	-	276	509

Net Cash Used in Investing Activities	(40,176)	(41,079)	(24,625)

Cash Flows from Financing Activities
Net increase in deposits	32,630	27,020	22,170
Proceeds from borrowings	5,000	6,300	-
Repayments of borrowings	(3,049)	-	(1,000)
Net proceeds (costs) from issuance of common stock	-	(25)	15,068
Proceeds from the exercise of stock options	111	374	202
Purchase of treasury stock	(336)	(683)	(23)
Dividends paid, net of reinvestments	(798)	(528)	(336)

Net Cash Provided by Financing Activities	33,558	32,458	36,081

Net (Decrease) Increase in Cash and Cash Equivalents	(2,615)	(4,514)	13,798

Cash and Cash Equivalents - Beginning	24,780	29,294	15,496
Cash and Cash Equivalents - Ending	$22,165	$24,780	$29,294

Supplementary Cash Flows Information
Interest paid	$8,088	$4,217	$2,817
Income taxes paid	$1,186	$936	$909
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$270	$291

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary, Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are SCB Investment Company, Sussex Bancorp Mortgage Co., Inc. and Tri-State Insurance Agency, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations
Sussex Bancorp’s business is conducted principally through the Bank. Sussex Bank is a New Jersey state chartered bank and provides full banking services. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its ten branches located in Sussex County, New Jersey. As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Sussex Bancorp is subject to regulation by the Federal Reserve Board. SCB Investment Company holds investments. Tri-State Insurance Agency, Inc. provides insurance agency services mostly through the sale of property and casualty insurance policies. Sussex Bancorp Mortgage Co., Inc. brokered mortgage loans for the Bank and third parties, but was inactive in 2005 and 2006 and dissolved as of January 26, 2007.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses, valuation of goodwill and intangible assets and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located within Sussex County, New Jersey and adjacent counties in the states of Pennsylvania, New Jersey and New York. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Company does not have any significant concentrations in any one industry or customer.

Presentation of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities
Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Fair values for securities are based upon quoted market prices or dealer prices, if available. If quoted market prices or dealer prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Equity securities are comprised of stock in various companies and mutual funds. Declines in the fair value of securities

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district FHLB according to a predetermined formula. The restricted stock is recorded at cost.

Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer, residential and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets
Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses. Foreclosed assets are included in other assets on the balance sheets.

Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets:
Years
Buildings and building improvements	20 - 40
Leasehold improvements	5 - 10
Furniture, fixtures and equipment	5 - 10
Computer equipment and software	3 - 5

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Company has recorded goodwill of $2,820,000 and $2,334,000 at December 31, 2006 and 2005, respectively, related to the acquisition of an insurance agency on October 1, 2001 with an additional $486,000 in 2006 for the acquisition of the Port Jervis, New York branch. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. Goodwill was tested for impairment during 2006. The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required. The goodwill related to the insurance agency is not deductible for tax purposes.

The Company also has amortizable intangible assets resulting from the acquisition of insurance agencies, which include the value of executive employment contracts and the value of the acquired book of businesses, which are being amortized on a straight-line basis over 3 to 7 years. The total net amortizable intangible assets were $60,000 and $104,000, net of accumulated amortization of $463,000 and $419,000 at December 31, 2006 and 2005, respectively.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two amortizable core deposit intangible assets related to the premiums paid on the acquisition of deposits. One is being amortized on a straight-line basis over 15 years. This core deposit intangible was $32,000 and $116,000, net of accumulated amortization of $1,226,000 and $1,142,000 as of December 31, 2006 and 2005, respectively. The second core deposit intangible was created on March 24, 2006 in the acquisition of the Port Jervis branch and is being amortized on a seven year accelerated schedule. This intangible was $98,000, net of accumulated amortization of $22,000 as of December 31, 2006.

Other intangible assets are included in other assets on the balance sheets for December 31, 2006 and 2005. Amortization expense on intangible assets was $150,000, $250,000 and $200,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense is estimated to be $94,000 for the year ending December 31, 2007; $48,000 for the year ending December 31, 2008; $18,000 for the year ending December 31, 2009, $14,000 for the year ending December 31, 2010, $10,000 for the year ending December 31, 2011 and $6,000 in the years thereafter.

Advertising Costs
The Bank follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes
Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Sussex Bancorp and its subsidiaries file a consolidated federal income tax return.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Stock-Based Compensation

The Company currently has several stock option plans in place for employees and directors of the Company. Prior to January 1, 2006, the Company accounted for its stock option plans, under the recognition and measurement provision of APB Opinion No 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation". No stock-based employee compensation cost was recognized in the Company's consolidated statements of income through December 31, 2005, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment," using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant date fair value estimate in accordance with the provisions of FASB Statement No. 123(R). The Company had 47,679 unvested stock options or at December 31, 2005; therefore, the adoption of FASB Statement No. 123(R) relates to these unvested stock options and any stock options granted after January 1, 2006. Stock-based compensation expense related to stock options for the year ended December 31, 2006 was $33,000. The tax benefit recognized related to this compensation expense for the year ended December 31, 2006 was $2,000.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of adopting FASB Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 was $33,000 and $31,000, respectively, than if the Company had continued to use APB Opinion No. 25 to account for stock-based compensation. Basic and diluted earnings per share were decreased by $0.01 for 2006.

Earnings per Share
Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock grants. Potential common shares related to stock options are determined using the treasury stock method.

Segment Reporting
The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs fiduciary services through its Trust Department. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. The Company’s insurance agency is managed separately from the traditional banking and related financial services that the Company offers. The insurance operations provides primarily property and casualty coverage. See Note 3 for segment reporting of insurance operations.

Insurance Agency Operations
Tri-State Insurance Agency, Inc. is a retail insurance broker operating in the State of New Jersey. The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters. The insurance agency places basic property and casualty, life and health coverage with about fifteen different insurance carriers. There are two main billing processes, direct billing (currently accounts for approximately 90% of revenues) and agency billing.

Under the direct billing arrangement, the insurance carrier bills and collects from the customer directly and remits the brokers’ commission to the broker on a monthly basis. For direct bill policies, Tri-State records commissions as revenue when the data necessary to reasonably determine such amounts is obtained. On a monthly basis, Tri-State receives notification from each insurance carrier of total premiums written and collected during the month, and the broker’s net commission due for their share of business produced by them.

Under the agency billing arrangement, the broker bills and collects from the customer directly, retains their commission, and remits the net premium amount to the insurance carrier. Virtually all agency-billed policies are billed and collected on an installment basis (the number of payments varies by policy). Although Tri-State typically bills customers 60 days prior to the effective date of a policy, revenues for the first installment are recorded at the policy effective date. Revenues from subsequent installments are recorded at the installment due date. Tri-State records its commission as a percentage of each installment due.

Trust Operations
Trust income is recorded on a cash basis, which approximates the accrual basis. Securities and other property held by the Company in a fiduciary or agency capacity for customers of the trust department are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140”. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate a significant impact of this new pronouncement on its consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position amends SFAS No. 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS No. 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff position shall be applied upon initial adoption of Statement 123(R). The adoption of this FASB Staff Position did not have a material impact on the Company’s consolidated financial statements.

In October 2006, the FASB issued FASB Staff Position No. 123 (R)-5, “Amendment of FASB Staff Position FAS 123(R)-1 (“FSB 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The new guidance is effective for the Company in the 2007 fiscal year. The adoption of FSP 123(R)-5 will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

NOTE 2 - BRANCH AQUISITION

On March 24, 2006, the Company completed the acquisition of the Port Jervis, New York branch of NBT Bank. The transaction was recorded as a purchase of a business and the $538,000 purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The branch purchase added approximately $6.3 million in deposits, $3.4 million in loans, $486 thousand in goodwill and $120 thousand in core deposit intangible. The lease for the branch location was also assumed. The core deposit intangible will be amortized over seven years on an accelerated basis.

NOTE 3 - SEGMENT REPORTING

Segment information for 2006, 2005 and 2004 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2006:
Net interest income from external sources	$11,749	$-	$11,749
Other income from external sources	2,668	2,576	5,244
Depreciation and amortization	856	55	911
Income before income taxes	3,458	154	3,612
Income tax expense	1,086	62	1,148
Total assets	352,920	3,377	356,297

Year Ended December 31, 2005:
Net interest income from external sources	$11,219	$-	$11,219
Other income from external sources	2,546	2,327	4,873
Depreciation and amortization	780	165	945
Income before income taxes	3,308	43	3,351
Income tax expense	935	17	952
Total assets	310,030	3,152	313,182

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2004:
Net interest income from external sources	$8,977	$-	$8,977
Other income from external sources	2,347	2,195	4,542
Depreciation and amortization	675	116	791
Income before income taxes	2,097	75	2,172
Income tax expense	551	30	581
Total assets	274,996	3,279	278,275

NOTE 4 - SECURITIES

The amortized cost and approximate fair value of securities available for sale as of December 31, 2006 and 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2006
U.S. Government agencies	$9,677	$1	($23)	$9,655
State and political subdivisions	20,554	314	(35)	20,833
Mortgage-backed securities	23,638	27	(497)	23,168
Equity securities	982	5	(8)	979
	$54,851	$347	$(563)	$54,635
December 31, 2005
U.S. Government agencies	$10,968	$-	($117)	$10,851
State and political subdivisions	23,334	430	(7)	23,757
Mortgage-backed securities	25,599	11	(670)	24,940
Corporate securities	750	1	-	751
Equity securities	892	1	(12)	881
	$61,543	$443	$(806)	$61,180

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2006
U.S. Government agencies	$3,949	($11)	$2,737	($12)	$6,686	($23)
State and political subdivisions	4,016	(35)	-	-	4,016	(35)
Mortgage-backed securities	1,195	(3)	18,094	(494)	19,289	(497)
Equity securities	-	-	842	(8)	842	(8)
Total Temporarily Impaired Securities	$9,160	($49)	$21,673	($514)	$30,833	($563)

December 31, 2005
U.S. Government agencies	$1,483	($17)	$6,890	($100)	$8,373	($117)
State and political subdivisions	915	(3)	532	(4)	1,447	(7)
Mortgage-backed securities	9,534	(183)	14,295	(487)	23,829	(670)
Equity securities	-	-	838	(12)	838	(12)
Total Temporarily Impaired Securities	$11,932	($203)	$22,555	($603)	$34,487	($806)

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2006, the Company has 67 securities in an unrealized loss position. Unrealized losses detailed above relate primarily to mortgage-backed securities. The decline in fair value is due only to interest rate fluctuations. As the Company has the intent and ability to hold such investments until maturity or market price recovery, no declines are deemed to be other-than-temporarily impaired. None of the individual unrealized losses are significant.

The amortized cost and fair value of securities available for sale at December 31, 2006 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$6,400	$6,374
Due after one year through five years	4,436	4,437
Due after five years through ten years	-	-
Due after ten years	19,395	19,677
Total bonds and obligations	30,231	30,488
Mortgage-backed securities	23,638	23,168
Equity securities	982	979
Total debt securities	$54,851	$54,635

Gross gains on sales of securities were $98,000, $61,000 and $186,000 and gross losses were $8,000, $26,000 and $170,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Securities with a fair value of approximately $23,590,000 and $22,408,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

NOTE 5 - LOANS

The composition of net loans receivable at December 31, 2006 and 2005 is as follows:

(Dollars in thousands)	2006	2005

Loans secured by one to four family residential properties	$60,960	$47,409
Loans secured by nonresidential properties	139,428	110,391
Loans for construction and land development	30,094	23,154
Loans secured by farmland	11,221	11,444
Commercial and industrial loans	18,298	16,667
Consumer	1,620	1,550
Other loans	834	874
	$262,455	211,489
Unearned net loan origination (fees) costs	(179)	(154)
Allowance for loan losses	(3,340)	(2,615)
Net Loans Receivable	$258,936	$208,720

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The total amount of loans serviced for the benefit of others was approximately $2,248,000 and $2,480,000 at December 31, 2006 and 2005, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004:

(Dollars in thousands)	2006	2005	2004

Balance, at beginning of year	$2,615	$2,274	$1,734
Provision for loan losses	733	1,138	558
Loans charged off	(94)	(1,007)	(35)
Recoveries	86	210	17
Balance, at end of year	$3,340	$2,615	$2,274

Loans on which the accrual of interest has been discontinued amounted to approximately $1,407,000 and $816,000 at December 31, 2006 and 2005, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $746,000 and $535,000 at December 31, 2006 and 2005, respectively.

The total recorded investment in impaired loans was $2,206,000 and $862,000 at December 31, 2006 and 2005, respectively. Impaired loans not requiring an allowance for loan losses were $2,058,000 and $862,000 at December 31, 2006 and 2005, respectively. Impaired loans requiring an allowance for loan losses were $148,000 and $0 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the related allowance for loan losses associated with those loans was $22,000 and $0, respectively. For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was $1,610,000 and $1,129,000, respectively. Interest income recognized on such loans during the time each was impaired was $10,000 and $44,000, respectively. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

NOTE 7 - PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	2006	2005

Land	$979	$827
Building and building improvements	5,462	4,410
Leasehold improvements	332	332
Furniture, fixtures and equipment	5,883	5,054
Assets in progress	716	1,025
	13,372	11,648
Accumulated depreciation	(5,578)	(5,029)
Premises and equipment, net	$7,794	$6,619

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2006, 2005 and 2004, depreciation expense totaled $761,000, $695,000 and $591,000, respectively.

As of December 31, 2006, the Company had outstanding commitments of approximately $68,000 for computer upgrades and $1,180,000 for the development of future branch sites.

NOTE 8 - DEPOSITS

The components of deposits at December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	2006	2005

Demand, non-interest bearing	$40,083	$42,142
Savings, club and interest-bearing demand	131,939	125,002
Time, other	87,993	60,633
Time, $100,000 and more	35,755	29,070
Total deposits	$295,770	$256,847

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2007	$117,083
2008	4,165
2009	1,513
2010	859
2011	45
Thereafter	83
$123,748

NOTE 9 - BORROWINGS

At December 31, 2006, the Bank has a line of credit commitment from the Federal Home Loan Bank of New York for borrowings up to $64,426,000 and a $4,000,000 line of credit at Atlantic Central Bankers bank. There were no borrowings under this line of credit at December 31, 2006.

At December 31, 2006 and 2005, the Bank had the following borrowings from the Federal Home Loan Bank (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2006	2005

March 29, 2006	N/A	3.82%	-	1,000
November 3, 2010	N/A	5.00%	3,251	3,300
December 21, 2010	December 21, 2001	4.77%	3,000	3,000
December 21, 2010	December 21, 2002	4.90%	3,000	3,000
December 21, 2010	December 21, 2003	5.14%	4,000	4,000
March 30, 2015	March 30, 2006	3.48%	-	2,000
December 21, 2016	December 7, 2008	4.00%	5,000	-
			$18,251	$16,300

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt in years subsequent to December 31, 2006 are as follows (in thousands):

2007	$51
2008	54
2009	56
2010	13,090
2011	-
Thereafter	5,000
$18,251

The convertible notes contain a convertible option which allows the Federal Home Loan Bank (FHLB), at quarterly intervals commencing after each initial conversion date, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at their current market rates. The Bank has the option to repay these advances, if converted, without penalty.

At December 31, 2006, the above borrowings are secured by a pledge of qualifying one-to-four family mortgage loans and selected investment securities, having an aggregate unpaid principal balance of approximately $30,263,000 of which the Bank has borrowing capacity of at least 80%.

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On July 11, 2002, Sussex Capital Trust I, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. The variable interest rate reprices quarterly at the three month LIBOR plus 3.65% and was 9.02% and 7.80% at December 31, 2006 and 2005, respectively. Sussex Capital Trust I purchased $5.1 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Sussex Bancorp on or after October 7, 2007, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on October 7, 2032. Proceeds totaling approximately $4.8 million were contributed to paid-in capital at Sussex Bank. Financing costs related to the Company's issuance of mandatory redeemable capital debentures are being amortized over a five-year period and such costs are included in other assets.

NOTE 11 - LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2020. The Company has the option to extend the lease agreements for additional lease terms. The Bank is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum lease payments by year are as follows (In thousands):

2007	$ 438
2008	404
2009	246
2010	228
2011	227
Thereafter	930
$ 2,473

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense was $471,000. $368,000 and $297,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and Trust for its employees. Employees may contribute an elective deferral percentage of their salary to the Plan each year, subject to limitations which are set by law. The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary. The amount charged to expense related to this Plan for the years ended December 31, 2006, 2005 and 2004 was $100,000, $95,000 and $99,000, respectively.

The Company also has a nonqualified Supplemental Salary Continuation Plan for two executive officers. Under the provision of the Plan, the Company has executed agreements providing the officers a retirement benefit. Life insurance on the participants was purchased to offset the carrying costs of the Plan. For the years ended December 31, 2006, 2005 and 2004, $124,000, $93,000 and $100,000, respectively was charged to expense in connection with the Plan. At December 31, 2006 and 2005, the Bank had an investment in life insurance of $2,993,000 and $2,895,000, respectively, related to this Plan which is included in other assets. Earnings on the investment in life insurance, included in other income, were $98,000, $93,000 and $107,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In March of 2005 the Board of Directors approved an Executive Incentive and Deferred Compensation Plan. The purpose of the Plan is to motivate and reward for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company. The Company recorded incentive compensation expense under the Plan of approximately $89,000 and $98,000 for the years ended December 31, 2006 and 2005, respectively. Participants may elect to receive their award in cash or defer such compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly. Of the 2006 and 2005 incentive awards accrued, $47,000 and $52,000, respectively, has been deferred. The remainder was paid in cash.

In July 2006, the Board of Directors adopted a form of Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”). Under the terms of the DCA, a director may elect to defer all or a portion of his fees for the coming year. Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation. The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Bank on its investment portfolio. The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of the participant’s employment or the participant’s death or disability. Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten (10) years.

The Company has an Employee Stock Ownership Plan for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the Plan is at the discretion of the Board of Directors. The contributions charged to expense for each of the years ended December 31, 2006, 2005 and 2004 was $30,000, $30,000 and $25,000, respectively. At December 31, 2006 and 2005, 47,444 and 46,931 shares, respectively, of the Company's common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company's stock, or for certain employees who elect to diversity their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2006, 2005 and 2004 are as follows:

(Dollars in thousands)	2006	2005	2004

Unrealized gains (losses) on available for sale securities	$238	($560)	($166)
Less: reclassification adjustments for gains included in net income	90	35	16
Net unrealized gains (losses)	148	(595)	(182)
Tax effect	(59)	238	73
Net tax amount	$89	($357)	($109)

NOTE 14 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share, adjusted for the 5% stock dividend in 2005:

	Income	Shares	Per Share
(In Thousands, Except per Share Amounts)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2006:
Basic earnings per share:
Net income applicable to common stockholders	$2,464	3,155	$0.78
Effect of dilutive securities:
Stock options and nonvested stock awards	-	34
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$2,464	3,189	$0.77

Year Ended December 31, 2005:
Basic earnings per share:
Net income applicable to common stockholders	$2,399	3,163	$0.76
Effect of dilutive securities:
Stock options	-	38
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$2,399	3,201	$0.75

Year Ended December 31, 2004:
Basic earnings per share:
Net income applicable to common stockholders	$1,591	1,966	$0.81
Effect of dilutive securities:
Stock options	-	69
Deferred common stock payments for purchase
of insurance agency	2	12
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,593	2,047	$0.78

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTION PLANS

The following data have been adjusted to give retroactive effect to stock dividends declared subsequent to option authorizations, grants and exercises.

During 2001, the stockholders approved the 2001 Stock Option Plan established to provide equity incentives to selected persons. Options may be granted to employees, officers and directors of the Company or subsidiary. Options granted under the Plan may be either incentive stock options or non-qualified stock options as designated at the time of grant. The shares granted under the Plan to directors are non-qualified stock options. As of December 31, 2006, there were 31,129 shares available for future grants under this Plan.

During 2005, the stockholders approved the 2004 Equity Incentive Plan to provide equity incentives to selected persons. Under the Plan, there are 200,000 authorized shares of the Company’s common stock. Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary. Awards granted under the Plan may be either stock options or restricted stock and are designated at the time of grant. Options granted under the Plan to directors, consultants and advisors are non-qualified stock options. The shares granted to officers and other employees are incentive stock options and are subject to limitations under Section 422 of the Internal Revenue Code. As of December 31, 2006, 6,025 restricted stock shares had been granted, 3,625 will vest over five years and 2,400 vest over a two year period. As of December 31, 2006, there were 193,975 shares available for future grants under the Plan.

The shares granted under the 2001 stock option plan and the 2004 equity incentive plan to officers and other employees are incentive stock options and are subject to limitations under Section 422 of the Internal Revenue Code. The option price under each grant shall not be less than the fair market value on the date of the grant. The Company may establish a vesting schedule that must be satisfied before the options may be exercised, however, no option will be granted for a term in excess of 10 years. The Company may establish a vesting schedule that must be satisfied before the options may be exercised, but not within six months after the date of grant. Transactions under all stock option plans are summarized as follows as adjusted for 5% stock dividends:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding, December 31, 2003	218,165	$9.78
Options granted	87,780	15.80
Options exercised	(24,400)	8.27
Options forfeited	(3,452)	14.15
Outstanding, December 31, 2004	278,093	11.76
Options granted	47,705	14.06
Options exercised	(47,415)	7.91
Options forfeited	(6,959)	14.33
Outstanding, December 31, 2005	271,424	12.77
Options exercised	(11,979)	9.19
Options expired	(4,669)	8.44
Options forfeited	(9,490)	13.59
Outstanding, December 31, 2006	245,286	$12.99	6.15	$492,419
Exercisable, December 31, 2005	223,745	$12.94
Exercisable, December 31, 2006	223,236	$12.99	7.77	$449,369

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2006 as adjusted for stock dividends:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

7.32	1,737	3.8	1,737
7.76	2,316	0.8	2,316
9.22	3,474	1.8	3,474
9.43	29,339	6.1	29,339
9.48	10,920	5.1	10,920
9.57	6,612	6.8	6,612
9.57	10,474	6.8	10,474
9.93	6,618	5.8	6,618
10.12	1,737	2.8	1,737
13.05	55,125	16.5	33,075
13.45	8,400	8.8	8,400
14.26	32,566	8.1	32,566
15.62	68,618	6.1	68,618
17.52	7,350	7.8	7,350
	245,286		223,236

The total intrinsic value or fair market price over the exercise price of stock options exercised during 2006 was $68,000.

Information regarding the Company's restricted stock grant activity as of December 31, 2006 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	-	$-
Granted	6,450	14.90
Forfeited	(425)	14.82
Vested	-	-
Restricted stock, end of year	6,025	$14.90

Total stock-based compensation related to stock option awards and restricted stock awards totaled $120,000 for the year ended December 31, 2006. Tax benefits recognized related to such stock-based compensation was $12,000. As of December 31, 2006 there was $104,000 of unrecognized compensation cost related to non vested stock options and stock awards which is expected to be recognized over a weighted average period of 2.63 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the years ended December 31, 2005 and 2004. Earnings per share has been adjusted for the 5% stock dividend granted in 2005.

(Dollars in thousands)	2005	2004

Net income, as reported	$2,399	$1,591
Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(348)	(135)
Pro forma net income	$2,051	$1,456

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share:
As reported	$0.76	$0.81
Pro forma	$0.65	$0.74
Diluted earnings per share:
As reported	$0.75	$0.78
Pro forma	$0.64	$0.71

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The following represents the weighted average fair values and weighted average assumptions used to determine such fair values for options granted for the years ended December 31, 2005 and 2004. There were no stock option awards granted in 2006.
	2005	2004
Grant date fair value	$3.43	$2.76
Expected option lives	5 years	5 years
Dividend yield	1.74%	1.49%
Risk-free interest rate	3.78%	3.17%
Expected volatility rate	25.67%	17.04%

NOTE 16 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:
(Dollars in thousands)	2006	2005	2004
Current:
Federal	$1,141	$720	$469
State	382	325	158
	1,523	1,045	627
Deferred:
Federal	(307)	(33)	(79)
State	(68)	(60)	33
	(375)	(93)	(46)
	$1,148	$952	$581

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended December 31, 2006, 2005 and 2004 is as follows:

(Dollars in thousands)	2006		2005		2004

Federal income tax at statutory rate	$1,228	34%	$1,139	34%	$738	34%
Tax exempt interest	(303)	(9)	(362)	(11)	(279)	(13)
State income tax, net of federal
income tax effect	207	6	175	5	126	6
Other	16	1	-	-	(4)	-
	$1,148	32%	$952	28%	$581	27%

The income tax provision includes $36,000, $14,000 and $6,000 in 2006, 2005 and 2004, respectively, of income tax expense related to net gains on sales of securities.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$1,334	$1,045
Deferred compensation	286	235
Unrealized losses on securities available for sale	86	145
Other	166	87
Total Deferred Tax Assets	1,872	1,512
Deferred tax liabilities:
Bank premises and equipment	(255)	(274)
Prepaid expenses	(178)	(115)
Total Deferred Tax Liabilities	(433)	(389)
Net Deferred Tax Asset	$1,439	$1,123

NOTE 17 - TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The related party loan activity for the year ended December 31, 2006 is summarized as follows:

(Dollars in thousands)	2006

Balance, beginning	$4,352
Disbursements	1,019
Repayments	(1,527)
Balance, ending	$3,844

Certain related parties of the Company provided legal, appraisal and real estate business to the Company. Such services rendered totaled $21,000, $63,000 and $54,000 during 2006, 2005 and 2004, respectively. The Company paid rent to related parties for office locations in the amount of $156,000 in 2006, $134,000 in 2005 and $108,000 in 2004.

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Company's financial instrument commitments at December 31, 2006 and 2005 is as follows:

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	2006	2005

Commitments to grant loans	$7,420	$11,483
Unfunded commitments under lines of credit	59,384	56,219
Outstanding standby letters of credit	2,690	1,123

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. These standby letters of credit expire within twelve months, although many have automatic renewal provisions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 and 2005 for guarantees under standby letters of credit issued is not material.

NOTE 19 - REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank. The total of those reserve balances was approximately $1,750,000 at December 31, 2006.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005 are presented below:
						To be Well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2006
Total capital (to risk-weighted assets):
Company	$40,049	14.00%	$	>22,878	>8.00%		N/A	N/A
Bank	33,098	11.63		>22,768	>8.00	$	>28,460	>10.00
Tier I capital (to risk-weighted assets):
Company	36,709	12.84		>11,439	>4.00		N/A	N/A
Bank	29,758	10.46		>11,384	>4.00		>17,076	>6.00
Tier I capital (to average assets):
Company	36,709	10.48		>14,017	>4.00		N/A	N/A
Bank	29,758	8.54		>13,936	>4.00		>17,420	>5.00

As of December 31, 2005
Total capital (to risk-weighted assets):
Company	$38,196	16.55%	$	>18,458	>8.00%		N/A	N/A
Bank	30,933	13.55		>18,268	>8.00	$	>22,835	>10.00
Tier I capital (to risk-weighted assets):
Company	35,581	15.42		>9,229	>4.00		N/A	N/A
Bank	28,318	12.40		>9,134	>4.00		>13,701	>6.00
Tier I capital (to average assets):
Company	35,581	11.45		>12,429	>4.00		N/A	N/A
Bank	28,318	9.23		>12,272	>4.00		>15,340	>5.00

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The State of New Jersey banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the surplus of the Bank.

At December 31, 2006, the Bank’s funds available for payment of dividends were $25,266,000. Accordingly, $7,505,000 of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2006.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2006 and 2005:

Cash and Cash Equivalents: The carrying amounts for cash and cash equivalents approximate fair value.

Time Deposits with Other Banks: The fair value of time deposits with other banks is estimated by discounting future cash flows using the current rates available for time deposits with similar remaining maturities.

Securities and Federal Home Loan Bank Stock: The fair values for securities are based on quoted market prices or dealer prices, if available. If quoted market prices or dealer’s prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities. The Federal Home Loan Bank stock is restricted; accordingly, its carrying amount approximates its fair value.

Loans: The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans with similar remaining maturities would be made to borrowers with similar credit ratings.

Deposits: For demand, savings and club accounts, fair value is the carrying amount reported in the consolidated financial statements. For fixed-maturity certificates of deposit, fair value is estimated by discounting the future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Borrowings and Junior Subordinated Debentures: The fair values of these borrowings and debentures are estimated by discounting future cash flows, using rates currently available on borrowings with similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable: The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-Balance Sheet Instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$22,165	$22,165	$24,780	$24,780
Time deposits with other banks	100	100	500	500
Securities available for sale	54,635	54,635	61,180	61,180
Federal Home Loan Bank stock	1,188	1,188	1,025	1,025
Loans receivable, net of allowance	258,936	257,159	208,720	210,893
Accrued interest receivable	1,910	1,910	1,778	1,778

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	2006		2005
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial liabilities:
Deposits	295,770	295,842	256,847	257,076
Borrowings	18,251	18,282	16,300	16,512
Junior subordinated debentures	5,155	5,159	5,155	5,401
Accrued interest payable	497	497	336	336

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

NOTE 21 - PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp Inc., is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2006	2005

Assets
Cash	$4,428	$3,067
Investment in subsidiary	32,805	30,835
Securities, available for sale	1,419	2,241
Loans	360	1,356
Accrued interest and other assets	844	673
Total Assets	$39,856	$38,172

Liabilities and Stockholders' Equity
Other liabilities	$109	$93
Junior subordinated debentures	5,155	5,155
Stockholders' Equity	34,592	32,924
Total Liabilities and Stockholder's Equity	$39,856	$38,172

STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Dividends from banking subsidiary	$841	$633	$447
Interest and fees on loans	86	38	-
Interest on investments	70	77	-
Interest expense on debentures	(445)	(355)	(260)
Other expenses	(118)	(105)	(87)
Income before Income Tax Benefit and Equity in
Undistributed Net Income of Banking Subsidiary	434	288	100
Income tax benefit	138	118	118
Income before Equity in Undistributed Net
Income of Banking Subsidiary	572	406	218
Equity in undistributed net income of banking subsidiary	1,892	1,993	1,373
Net Income	$2,464	$2,399	$1,591

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Cash Flows from Operating Activities:
Net Income	$2,464	$2,399	$1,591
Adjustments to reconcile net income to net cash provided by
operating activities:
Net change in other assets and liabilities	(24)	(90)	226
Equity in undistributed net income of banking subsidiary	(1,892)	(1,993)	(1,373)
Net Cash Provided by Operating Activities	548	316	444

Cash Flows Used In Investing Activities:
Securities available for sale:
Purchases	(75)	(2,455)	-
Maturities, calls and principal repayments	915	180	-
Net (increase) decrease in loans	996	(1,356)	-
Capital contribution to subsidiary	-	-	(8,286)
Net Cash Provided by (Used In) Investing Activities	1,836	(3,631)	(8,286)

Cash Flows from Financing Activities:
Cash dividends paid, net of reinvestments	(798)	(528)	(336)
Proceeds (expenses) from stock offering	-	(25)	15,068
Purchase of treasury stock	(336)	(683)	(23)
Proceeds from exercise of stock options	111	374	202
Net Cash Provided By (Used In) Financing Activities	(1,023)	(862)	14,911

Net Increase (Decrease) in Cash and Cash Equivalents	1,361	(4,177)	7,069
Cash and Cash Equivalents - Beginning of Year	3,067	7,244	175
Cash and Cash Equivalents - End of Year	$4,428	$3,067	$7,244

NOTE 22 - QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations were as follows:

	2006
(In Thousands, Except per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,581	$4,876	$5,123	$5,418
Interest expense	1,666	1,825	2,271	2,487
Net Interest Income	2,915	3,051	2,852	2,931
Provision for loan losses	(216)	(229)	(117)	(171)
Other income	1,291	1,369	1,299	1,285
Other expenses	(3,129)	(3,229)	(3,190)	(3,100)
Income taxes	(265)	(310)	(266)	(307)
Net Income	$596	$652	$578	$638

Earnings per share:
Basic	$0.19	$0.21	$0.18	$0.20
Diluted	$0.19	$0.20	$0.18	$0.20

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$3,423	$3,684	$4,023	$4,417
Interest expense	787	942	1,138	1,461
Net Interest Income	2,636	2,742	2,885	2,956
Provision for loan losses	(135)	(206)	(206)	(591)
Other income	1,101	1,324	1,267	1,181
Other expenses	(2,903)	(2,922)	(2,856)	(2,922)
Income taxes	(179)	(272)	(338)	(163)
Net Income	$520	$666	$752	$461

Earnings per share:
Basic	$0.16	$0.21	$0.24	$0.15
Diluted	$0.16	$0.21	$0.23	$0.14

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

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

(b) Report on Internal Control over Financial Reporting

Not applicable

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is included in the Definitive Proxy Statement for the Company's 2007 Annual Meeting under the captions "ELECTION OF DIRECTORS", “INFORMATION ABOUT THE BOARD OF DIRECTORS AND MANAGEMENT” and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

The Company’s Code of Conduct governing its Chief Executive Officer and senior financial officers, as well as its Board of Directors, officers and employees, has been adopted as required by the SOX, SEC regulations and the Nasdaq listing standards. It governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like.

The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name and Position	Age	Principal Occupation for the Past Five Years	Officer Since	Term Expires

Tammy Case	48	Executive Vice President, Loan Administration; Formerly Senior Lending Officer, Newton Trust Company	2004	N/A

George B. Harper	52	President, Tri-State Insurance Agency, Inc.	2001	N/A

Candace Leatham	52	Executive Vice President and Treasurer of the Bank	1984	N/A

George Lista	47	Chief Operating Officer, Tri-State Insurance Agency	2001	N/A

Index

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Company's 2007 Annual Meeting under the captions "COMPENSATION DISCUSSION AND ANALYSIS" and "EXECUTIVE COMPENSATION". It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the Definitive Proxy Statement for the Company's 2007 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	245,286	$12.99	225,104
Equity compensation plans not approved by security holders	(1)	(1)	(1)
Total	245,286(1)	$12.99(1)	225,104(1)

(1) In connection with the Company's acquisition of Tri-State effective October 1, 2001, the Company entered into employment agreements with each of Messrs George B. Harper and George Lista. Under these agreements, each of Messrs. Harper and Lista is entitled to receive bonuses based upon the net before tax income of Tri-State for each twelve-month period commencing on the effective date of the acquisition. To the extent Tri-State's net before tax income exceeds certain designated targets contained in each employment agreement, each of Messrs. Harper and Lista will be entitled to receive a bonus equal to 25% of the amount by which the net before tax income of Tri State exceeds the target. The bonus is to be paid in shares of the Company's common stock. The amount of stock to be issued will be determined by dividing the amount of the bonus by the fair market value of the Company's common stock, determined by taking the average closing price of the common stock for the fifteen trading days prior to issuance. For the year ended December 31, 2006, Tri-State exceeded its

Index

targeted net income before tax and each of Messrs. Harper and Lista received a bonus of 1,684 shares of the Company’s common stock. The employment agreements with Messrs. Harper and Lista expired on September 30, 2006 and were extended to December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is included in the Definitive Proxy Statement for the Company's 2007 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services of the Registrant’s principal accountant is included in the Definitive Proxy Statement for the Company’s 2007 Annual Meeting under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Sussex Bancorp (a)
3.2	Bylaws of Sussex Bancorp (b)
4.1	Specimen Common Stock Certificate (c)
10.1	1995 Incentive Stock Option Plan (d)
10.2	2001 Stock Option Plan (e)
10.3	Amendment, dated January 7, 2004, to Employment Agreement dated September 15, 1999 with Donald L. Kovach (f)
10.4	Employment Agreement with Terry Thompson dated January 23, 2003 (g)
10.5	Employment Agreement with Tammy Case dated July 31,2004 (h)
10.6	Employment Agreement with George Lista dated September 28, 2004 (i)
10.7	Employment Agreement with George B. Harper dated September 28, 2004 (j)
10.8	Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (k)
10.9	Salary Continuation Agreement dated January 8, 2004 with Terry Thompson (l)
21	Subsidiaries of Sussex Bancorp (m)
23	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) Certification of Donald L. Kovach
31.2	Rule 13a-14(a) Certification of Candace Leatham
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement on Form 14-A filed March 31, 1997 and Exhibit 99.4 of the Company's form 8-B filed December 13, 1996.
(b)	Incorporated herein by reference to Exhibit 99.5 of the Company’s Form 8-B filed December 13, 1996.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form SB-2 on October 6, 2004.
(d)	Incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-B filed December 13, 1996.
(e)	Incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Form 14-A filed March 19, 2001.

Index

(f)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(h)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 filed October 6, 2004.
(i)	Incorporated herein by reference to Exhibit 10(a) of the Company’s Form 8-K filed October 4, 2001.
(j)	Incorporated herein by reference to Exhibit 10(b) of the Company’s Form 8-K filed October 8, 2001.
(k)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 10-QSB for the period ended June 30, 2003.
(l)	Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(m)	Incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-KSB for the year ended December 31, 2004.
(n)	Incorporated herein by reference to Exhibit 14 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(o)	Incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on Form SB-2 filed October 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

By: /s/ Donald L. Kovach
Donald L. Kovach
Chairman of the Board and
Dated:March 19, 2007	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald L. Kovach Donald L. Kovach	President, Chief Executive Officer and Director (Chairman of the Board)	March 19, 2007

/s/ Candace Leatham Candace Leatham	Executive Vice President (Principal Financial and Accounting Officer)	March 19, 2007

/s/ Irvin Ackerson Irvin Ackerson	Director	March 19, 2007

/s/ Patrick Brady Patrick Brady	Director	March 19, 2007

/s/ Richard Branca Richard Branca	Director	March 19, 2007

/s/ Mark J. Hontz Mark J. Hontz	Director	March 19, 2007

/s/ Edward J. Leppert Edward J. Leppert	Director	March 19, 2007

/s/ Richard Scott Richard Scott	Director	March 19, 2007

/s/ Terry H. Thompson Terry H. Thompson	Director	March 19, 2007