Form 10-Q
period 2007-03-31
SUSSEX BANCORP
filed 2007-05-15
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐     No ☒

As of May 11, 2007 there were 3,168,150 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	March 31, 2007	December 31, 2006

Cash and due from banks	$7,783	$10,170
Federal funds sold	2,665	11,995
Cash and cash equivalents	10,448	22,165

Interest bearing time deposits with other banks	100	100
Trading securities	13,476	-
Securities available for sale	44,945	54,635
Federal Home Loan Bank Stock, at cost	1,277	1,188

Loans receivable, net of unearned income	270,740	262,276
Less: allowance for loan losses	3,428	3,340
Net loans receivable	267,312	258,936

Premises and equipment, net	8,172	7,794
Accrued interest receivable	1,685	1,910
Goodwill	2,820	2,820
Other assets	7,017	6,749

Total Assets	$357,252	$356,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$37,215	$40,083
Interest bearing	256,696	255,687
Total Deposits	293,911	295,770

Borrowings	20,239	18,251
Accrued interest payable and other liabilities	2,708	2,529
Junior subordinated debentures	5,155	5,155

Total Liabilities	322,013	321,705

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,169,667 in 2007 and 3,158,399 in 2006;
outstanding shares 3,160,492 in 2007 and 3,152,374 in 2006	27,408	27,306
Retained earnings	7,655	7,415
Accumulated other comprehensive income (loss)	176	(129)

Total Stockholders' Equity	35,239	34,592

Total Liabilities and Stockholders' Equity	$357,252	$356,297

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Loans receivable, including fees	$4,653	$3,813
Securities:
Taxable, including trading securities	396	353
Tax-exempt	250	261
Federal funds sold	92	149
Interest bearing deposits	1	5
Total Interest Income	5,392	4,581

INTEREST EXPENSE
Deposits	2,208	1,372
Borrowings	222	191
Junior subordinated debentures	113	103
Total Interest Expense	2,543	1,666

Net Interest Income	2,849	2,915
PROVISION FOR LOAN LOSSES	108	216
Net Interest Income after Provision for Loan Losses	2,741	2,699

OTHER INCOME
Service fees on deposit accounts	319	320
ATM fees	87	82
Insurance commissions and fees	854	733
Investment brokerage fees	157	52
Other	169	104
Total Other Income	1,586	1,291

OTHER EXPENSES
Salaries and employee benefits	1,782	1,639
Occupancy, net	313	271
Furniture, equipment and data processing	338	278
Stationary and supplies	46	51
Professional fees	139	178
Advertising and promotion	104	185
Insurance	46	58
Postage and freight	40	52
Amortization of intangible assets	37	33
Other	395	384
Total Other Expenses	3,240	3,129

Income before Income Taxes	1,087	861
PROVISION FOR INCOME TAXES	363	265
Net Income	$724	$596

EARNINGS PER SHARE
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2007 and 2006
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance January 1, 2006	3,153,004	$27,300	$5,842	$(218)	$-	$32,924
Comprehensive income:
Net income	-	-	596	-	-	596
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(43)	-	(43)
Total Comprehensive Income						553

Treasury shares purchased	(520)	-	-	-	(8)	(8)
Treasury shares retired	-	(8)	-	-	8	-
Exercise of stock options	2,639	23	-	-	-	23
Income tax benefit of stock options exercised	-	3	-	-	-	3
Issuance of 3,750 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	11	-	-	-	11
Compensation expense related to stock awards	1,000	15	-	-	-	15
Shares issued through dividend reinvestment plan	3,689	54	-	-	-	54
Dividends on common stock ($.07 per share)	-	-	(221)	-	-	(221)

Balance March 31, 2006	3,159,812	$27,398	$6,217	$(261)	$-	$33,354

Balance January 1, 2007	3,152,374	$27,306	$7,415	$(129)	$-	$34,592
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 8)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	724	-	-	724
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	43	-	43
Total Comprehensive Income						767

Treasury shares purchased	(6,800)	-	-	-	(101)	(101)
Treasury shares retired	-	(101)	-	-	101	-
Exercise of stock options	13,193	163	-	-	-	163
Income tax benefit of stock options exercised	-	10	-	-	-	10
Issuance of 3,875 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Restricted stock vested during the period	725	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	15	-	-	-	15
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($.07 per share)	-	-	(222)	-	-	(222)

Balance March 31, 2007	3,160,492	$27,408	$7,655	$176	$-	$35,239

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$724	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108	216
Provision for depreciation and amortization	257	212
Net change in value of trading securities	(46)	-
Net amortization of securities premiums and discounts	8	34
Earnings on investment in life insurance	(27)	(24)
Compensation expense for stock options and stock awards	30	26
(Increase) decrease in assets:
Accrued interest receivable	225	339
Other assets	(308)	(100)
Increase in accrued interest payable and other liabilities	189	203

Net Cash Provided by Operating Activities	1,160	1,502

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(8,129)	(2,015)
Proceeds from sale of securities	1,304	0
Maturities, calls and principal repayments	2,188	4,735
Principal repayment received on trading securities	962	-
Net increase in loans	(8,484)	(14,850)
Purchases of bank premises and equipment	(598)	(249)
Decrease (increase) in FHLB stock	(89)	135
Net cash received for branch acquisition	-	2,354

Net Cash Used in Investing Activities	(12,846)	(9,890)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(1,859)	9,294
Proceeds from borrowings	2,000	-
Repayments of borrowings	(12)	(3,012)
Proceeds from the exercise of stock options	163	23
Purchase of treasury stock	(101)	(8)
Dividends paid, net of reinvestments	(222)	(167)

Net Cash (Used in) Provided by Financing Activities	(31)	6,130

Net Decrease in Cash and Cash Equivalents	(11,717)	(2,258)

Cash and Cash Equivalents - Beginning	22,165	24,780
Cash and Cash Equivalents - Ending	$10,448	$22,522

Supplementary Cash Flows Information
Interest paid	$2,543	$1,640
Income taxes paid	$585	$150

See Notes to Consolidated Financial Statements

Index

Sussex Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

     The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey.   All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com commenced operations in the third quarter of 2005.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Company has received regulatory approval for a branch location in Pike County, Pennsylvania.  It is anticipated that the branch will open in late 2007.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

2.  Earnings per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. Potential common shares related to stock options are determined using the treasury stock method.  Nonvested restricted stock grants were not dilutive for the three months ended March 31, 2007 or 2006.

     The following table sets forth the computations of basic and diluted earnings per share.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$724	3,158	$0.23	$596	3,157	$0.19
Effect of dilutive securities:
Stock options	-	34		-	35
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$724	3,192	$0.23	$596	3,192	$0.19

Index

3.  Comprehensive Income

       The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Unrealized holding gain (loss) on available for sale securities	$73	$(72)
Tax effect	(30)	29
Other comprehensive income (loss), net of tax	$43	$(43)

4. Segment Information

      The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

(Dollars in thousands)	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$2,849	$-	$2,849	$2,915	$-	$2,915
Other income from external sources	732	854	1,586	558	733	1,291
Depreciation and amortization	247	10	257	200	12	212
Income before income taxes	858	229	1,087	716	145	861
Income tax expense	271	92	363	207	58	265
Total assets	353,975	3,277	357,252	323,194	3,193	326,387

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments.  No stock options have been granted in 2007.  During the first three months of 2007, the Company expensed $15 thousand in stock-based compensation under stock option plans and restricted stock awards, including $5 thousand related to stock option plans.

Information regarding the Company’s stock option plans as of March 31, 2007 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Options outstanding, beginning of year	245,286	$12.99
Options exercised	(13,193)	12.30
Options forfeited	-	-
Options expired	-	-
Options outstanding, end of quarter	232,093	$13.03	6.06	$487,015
Options exercisable, end of quarter	210,043	$13.03	7.58	$441,099
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercisable shares	$7.32 to $17.72

The total intrinsic value or fair market price over the exercise price of stock options exercised was $34,000 during the first three months of 2007.

Index

Information regarding the Company’s restricted stock activity as of March 31, 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	6,025	$14.90
Granted	3,875	15.00
Vested	(725)	15.00
Restricted stock, end of quarter	9,175	$14.94

Compensation expense recognized for restricted stock was $10 thousand for the first three months of 2007.  At March 31, 2007, unrecognized compensation expense for non-vested restricted stock was $115 thousand, which is expected to be recognized over 3.6 years.

6.  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,555,000 of undrawn standby letters of credit outstanding as of March 31, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

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

8.  Adoption of SFAS 157 and 159

The Company elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 and FASB Statement No. 157, “Fair Value Measurements.”  SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard, one of which is a requirement to adopt all the requirements of SFAS No. 157 at the early adoption date of SFAS No. 159 or earlier.

The Company selected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities and reclassified them as trading securities.  At December 31, 2006, it was the Company’s intent was to hold these investments until maturity or market price recovery and classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report in form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company expects to achieve.

Upon adoption of SFAS No. 159, the Company selected the fair value option for $14.4 million of its $23.2 million in mortgage-backed securities as of January 1, 2007.  The Company selected these mortgage-backed securities primarily on the basis of yield.  The initial fair value measurement of these securities resulted in a $262 thousand cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007 as shown in the table below:

Index

	Balance		Balance
	Sheet	Balance	Sheet
	1/1/2007	Sheet	1/1/2007
	prior to	Adjustment	after FVO
(Dollars in thousands)	adoption	Pretax	adoption

Securities, available for sale, at amortized cost	$54,851	$(14,828)	$40,023
Net unrealized losses on securities available for sale	(216)	436	220
Securities available for sale, at fair value	54,635	(14,392)	40,243
Trading securities	-	14,392	14,392
	$54,635	$-	$54,635
Pretax cumulative effect of adoption
of the fair value option		$(436)
Increase in deferred tax assets		174
Cumulative effect of adoption of the
fair value option (charge to retained earnings)		$(262)

The charge to retained earnings has no overall effect on total stockholders’ equity because the fair value adjustment had previously been included as an element in accumulated other comprehensive loss account.

The Company records trading securities at fair value.  Any unrealized gains and losses on those trading securities are reflected in the consolidated statement of income. The degree of judgment utilized in measuring the fair value of trading securities generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of asset, whether the asset has an established market and the characteristics specific to the transaction.  Trading securities with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Under SFAS No. 157, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

Level I - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these asset and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III - Assets and liabilities that have little to no pricing observability as of reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s trading assets and available-for-sale securities by the above SFAS No. 157 pricing observability levels as of March 31, 2007:

Fair Value Measurements at
March 31, 2007 Using
		Quoted Prices in	Significant
	Fair	Active Markets	Other	Significant
	Value	for Identical	Observable	Unobservable
	Measurements	Assets	Inputs	Inputs
(Dollars in thousands)	3/31/2007	(Level I)	(Level II)	(Level III)

Trading securities	$13,476	$-	$13,476	$-
Available for Sale Securities	46,945	-	46,945	-

The gain on trading securities pursuant to election of the fair value option was $46,000 and was recorded in other income on the income statement for the three month period ended March 31, 2007.

Index

9.  New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company was required to adopt the provisions of SFAS No. 155, as applicable beginning in fiscal year 2007.  The adoption of SFAS No. 155 did not have an impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company was as of the beginning of fiscal 2007.  The adoption of SFAS 156 did not have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation was effective for the three months ended March 31, 2007.  As of March 31, 2007 and January 1, 2007, the Company had an insignificant amount of unrecognized tax benefits; therefore the adoption of the interpretation did not have a material impact on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company's goal is to serve as community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York.  In addition, the Company has received regulatory approval to open an office in Westfall Township, Pennsylvania.  The Company plans to open the branch in late 2007.  We also intend during 2007 to move the Wantage branch to a new location.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 4 to the Consolidated Financial Statements for March 31, 2007 included herein for more financial data regarding our two segments.

During the first quarter of 2007, the Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115 and No. 157 Fair Value Measurements. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption, the Company identified approximately $14.4 million in securities with lower yields from the available for sale portfolio. The initial fair value measurement of these items resulted in an approximately $262,000 cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this adjustment will not be recognized in current earnings. This charge to retained earnings has no overall impact on total stockholders' equity because the fair value adjustment had previously been included as an element of shareholders' equity in the accumulated other comprehensive loss account. The Company recorded an unrealized fair market value trading gain of $46 thousand in the first quarter of 2007 upon adoption of SFAS 159. See Note 8 to the Consolidated Financial Statements for March 31, 2007.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the critical accounting policies relating to the allowance for loan losses, stock-based compensation, goodwill and other intangible assets, and investment securities impairment evaluation, encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.  These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

When used in this discussion the words: “believes”, “anticipates”, “contemplates”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those discussed under Item 1A – “Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006 as well as changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Index

RESULTS OF OPERATIONS

Three Months ended March 31, 2007 and March 31, 2006

Overview

The Company realized net income of $724 thousand for the first quarter of 2007, an increase of $128 thousand, or 21.5%, from the $596 thousand reported for the same period in 2006. Basic and diluted earnings per share increased to $0.23 in the first quarter of 2007 from $0.19 in the same period of 2006.

The Company’s net interest income decreased $66 thousand, or 2.3%, or $83 thousand, or 2.8%, on a fully taxable equivalent basis for the three month period ended March 31, 2007 compared to the same period last year. The provision for loan losses decreased $108 thousand or 50.0% from $216 thousand during the first quarter of 2006.  Other income increased $295 thousand, or 22.9%, reflecting  increases in insurance commissions and fee income from Tri-State Insurance Company and investment brokerage fee income, offset by increases in non-interest expenses of $111 thousand, or 3.6%, in the first quarter of 2007 compared to the same period in 2006.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2007 and 2006.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Three Months Ended March 31,
(Dollars in thousands)	2007			2006
	Average		Average	Average		Average
Interest earning assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$23,640	$328	5.63%	$24,178	$356	5.96%
Taxable (4)	34,149	396	4.70%	36,546	353	3.92%
Total securities	57,789	724	5.08%	60,724	709	4.73%
Total loans receivable (5)	266,252	4,653	7.09%	219,172	3,813	7.06%
Other interest-earning assets	6,819	93	5.53%	14,220	154	4.41%
Total interest earning assets	330,860	$5,470	6.70%	294,116	$4,676	6.45%

Non-interest earning assets	27,298			24,768
Allowance for loan losses	(3,385)			(2,707)
Total Assets	$354,773			$316,177

Interest bearing liabilities:
Interest bearing deposits:
NOW	$57,140	$314	2.23%	$48,402	$201	1.68%
Money market	35,400	343	3.92%	27,663	241	3.54%
Savings	39,884	90	0.91%	50,798	103	0.82%
Time	124,130	1,462	4.78%	92,147	827	3.64%
Total interest bearing deposits	256,554	2,208	3.49%	219,010	1,372	2.54%
Borrowed funds	18,777	222	4.72%	16,192	191	4.72%
Junior subordinated debentures	5,155	113	8.74%	5,155	103	7.97%
Total interest bearing liabilities	280,486	$2,543	3.68%	240,357	$1,666	2.81%

Non-interest bearing liabilities:
Demand deposits	37,294			40,491
Other liabilities	2,159			2,084
Total non-interest bearing liabilities	39,453			42,575
Stockholders' equity	34,834			33,245
Total Liabilities and Stockholders' Equity	$354,773			$316,177

Net Interest Income and Margin (6)		$2,927	3.59%		$3,010	4.15%

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full taxable equivalent basis, using a 39% effective tax rate and adjusted for "TEFRA"(Tax and Equity Fiscal Responsibility Act) disallowance
(4) Includes trading securities
(5) Loans outstanding include non-accrual loans
(6) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

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
Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $83 thousand, or 2.8%, to $2.9 million for the three months ended March 31 2007 from $3.0 million for the three months ended March 31, 2006.  Total average earning assets increased by $36.7 million, or 12.5%, to $330.9 million for the three months ended March 31, 2007, while total interest bearing liabilities increased $40.1 million, or 16.7%, to $280.5 million during the same three month period.  The major increase in average earning assets was in the loan portfolio, while time deposits saw the largest increase in interest bearing liabilities. The average yield on our interest earning assets increased by 25 basis points to 6.70% for the three months ended March 31, 2007, while our average cost of interest bearing liabilities increased by 87 basis points to 3.68%. In addition, average non-interest bearing deposits declined by $3.1 million in the first quarter of 2007 compared to the first quarter of 2007.

The net interest margin decreased, on a fully taxable equivalent basis, by 56 basis points to 3.59% for the three months ended March 31, 2007 compared to 4.15% for the same period in 2006, due to the continued competition for deposits in our primary market. In order to attract and retain deposits to fund our growing loan portfolio, the Company has had to offer higher rates and emphasize more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $794 thousand to $5.5 million for the three months ended March 31, 2007 compared to $4.7 million in the same period in 2006.  The increase reflects both increases in average earning assets, as discussed above, and increases in average yield.  The repositioning of average balances into higher yielding loans from securities and other interest-earning assets and the increase in market rates of interest have increased the average rate earned 25 basis points from 6.45% for the first quarter of  2006 to 6.70% in the same period in 2007.

Interest income on trading securities is recorded on an accrual basis and is reported in taxable security income on the Company’s consolidated statements of income.  Total interest income on securities, on a fully taxable equivalent basis, increased $16 thousand, to $724 thousand for the quarter ended March 31, 2007 from $709 thousand for the first quarter of 2006.  As the average balance of total securities decreased $2.9 million, the yield on securities increased 35 basis points, from 4.73% in the first quarter of 2006 to 5.08% for the first quarter of 2007.  The decrease in the average balances of the securities portfolio is the result of a $2.4 million reduction in taxable securities and a $538 thousand decrease in tax-exempt securities, as paydowns and redemptions were primarily used to fund the Company’s loan growth.  The increase in yield was accomplished by the purchasing of higher yielding securities and the repricing of mortgage backed securities in an increasing market rate environment.

The average balance in loans increased $47.1 million, or 21.5%, to $266.3 million in the current three month period from $219.2 million in the same period of 2006, while the interest earned on total loans increased $840 thousand, or 22.0% from the first quarter of 2006 to the current period.  The average rate earned on loans increased 3 basis points from 7.06% for the three months ended March 31, 2006 to 7.09% for the same period in 2007.  The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio.

Interest Expense

The Company’s interest expense for the three months ended March 31, 2007 increased $877 thousand, or 52.6%, to $2.5 million from $1.7 million for the same period in 2006, as the balance in average interest-bearing liabilities increased $40.1 million, or 16.7% to $280.5 million from $240.4 million between the first quarters of 2006 and 2007.  The average rate paid on total interest-bearing liabilities has increased by 87 basis points from 2.81% for the three months ended March 31, 2006 to 3.68% for the same period in 2007, due to increased market rates of interest and changes to the Company’s deposit product offerings.

The average balance in time deposits increased $32.0 million, or 34.7%, from $92.1 million in the first quarter of 2006 to $124.1 million during the same period in 2007. The increase reflects management’s decision to actively

Index

compete for deposits on the basis of rate in order to fund our continued loan growth.  The average rate paid on time deposits increased 114 basis points from 3.64% for the three months ended March 31, 2006 to 4.78% for the same period in 2007.

The average balance in money market accounts increased $7.7 million, or 28.0%, to $35.4 million for the three months ended March 31, 2007 from $27.7 million for the same period in 2006. The average rate paid on money market deposits has increased 39 basis points from 3.54% to 3.92% from the first quarter of 2006 to the same period of 2007, as the Company has promoted tiered personal and business money market products which offer higher rates of interest on larger average account balances.  Management believes these accounts provide a lower cost source of funds than time deposits, while providing opportunities to enhance customer relationships with the Bank.

The Company began offering a tiered public fund NOW account in the first quarter of 2006, which has successfully attracted account balances. NOW account average balances have increased $8.7 million, or 18.1%, from $48.4 million during the first quarter of 2006 to $57.1 million during the same period in 2007. Most of this increase can be attributed to the growth in public fund NOW accounts.  The average rate paid on NOW accounts has increased 55 basis points from 1.68% in the first quarter of 2006 to 2.23% during the current period.

Offsetting these deposit balance increases, savings deposit balances have decreased $10.9 million, or 21.5%, to $39.9 million during the first quarter of 2007 from $50.8 million for the same period a year earlier.  As current market rates of interest have increased from the first quarter of 2006 compared to the first quarter of 2007, depositors have transferred balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts that the Company has actively promoted.

For the quarter ended March 31, 2007, the Company’s average borrowed funds increased $2.6 million to $18.8 million compared to average borrowed funds of $16.2 million during the first quarter of 2006.  The balance at March 31, 2007 consisted of one $2.0 million repurchase agreement, $15.0 million in convertible notes and one $3.2 million amortizing advance from the Federal Home Loan Bank.  The average rate paid on total borrowed funds remained unchanged at 4.72% during both first quarter periods in 2007 and 2006.  The Company also has $5.2 million in junior subordinated debentures outstanding.  The debentures bear a floating rate of interest tied to the three month LIBOR, which averaged 8.74% for the three months ended March 31, 2007, up 77 basis points from 7.97% in the same period of 2006.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2007 was $108 thousand compared to a provision of $216 thousand in the first quarter of 2006, a decrease of $108 thousand, or 50.0%, as loan growth has slowed in the first quarter of 2007 compared to the same period in 2006.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.  The Company’s non-interest income increased by $295 thousand, or 22.9%, to $1.6 million for the three months ended March 31, 2007.  Investment brokerage fees have increased by $105 thousand, or 201.9%, to $157 thousand in the first quarter of 2007 from $52 thousand during the same period in 2006, due to the receipt of several new large brokerage accounts and their related commission income earned.  Insurance commission income from Tri-State increased $121 thousand, or 16.5%, in the first quarter of 2007 over the same period in 2006 as contingency commission income, based upon the amount of business written with a given insurance carrier, increased $168 thousand to $374 thousand in the first quarter of 2007 compared to $206 thousand in the same period one year ago.

Other income increased $65 thousand, or 62.5%, in the first quarter of 2007 to $169 thousand from $104 thousand during the same period a year earlier.  The majority of the increase in other income in the first quarter of 2007 was a $46 thousand increase in the value of trading assets following the early adoption of SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities and an $8 thousand increase in the Company’s 49% share of joint venture income from SussexMortgage.com over first quarter of 2006 earnings.  The trading asset revenue reflects the mark to market adjustment at March 31, 2007 to the investment securities for which the Company has elected the fair value option.

Index

Non-Interest Expense

Total non-interest expense increased $111 thousand, or 3.6%, from $3.1 million in the first quarter of 2006 to $3.2 million in the first quarter of 2007.  Salaries and employee benefits increased $143 thousand, or 8.7%, due to the additional staff at the Port Jervis and Warwick, New York branches, and normal pay increases.  Occupancy expenses increased $42 thousand, or 15.5%, due to the addition of and renovations in the of two New York locations.  Furniture, equipment and data processing expenses have risen $60 thousand, or 21.6%, from renovations to the Company’s data processing center and several computer software upgrades.

Offsetting these increases, advertising and promotion expenses have decreased $81 thousand, or 43.8%, to $104 thousand in the first quarter of 2007 from $185 thousand during the first quarter of 2006 as printed advertisements on deposit products promotions have been reduced and first quarter 2006 expenses related to the promotion of the Port Jervis branch were not present during the first three months of 2007.   Professional fees have decreased $39 thousand, or 22.0%, in the first quarter of 2007 to $139 thousand from $178 thousand in the first quarter of 2006, as third party costs to assist in the initial implementation of the internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002 have been completed.

Income Taxes

The Company’s income tax provision, which includes both federal and state taxes, was $363 thousand and $265 thousand for the three months ended March 31, 2007 and 2006, respectively.  This increase in income taxes resulted from an increase in income before taxes of $226 thousand, or 26.3% for the three months ended March 31, 2007 as compared to the same period in 2006.  The Company’s effective tax rate of 33.4% and 30.8% for the three months ended March 31, 2007 and 2006, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

FINANCIAL CONDITION

March 31, 2007 as compared to December 31, 2006

     At March 31, 2007 the Company had total assets of $357.3 million compared to total assets of $356.3 million at December 31, 2006, an increase of $955 thousand.  Loans receivable increased $8.5 million, or 3.2%, to $270.7 million, as cash and cash equivalents decreased $11.7 million at March 31, 2007 from December 31, 2006.  Securities, available for sale, decreased $9.7 million, to $44.9 million and trading assets increased $13.5 million at March 31, 2007, due to the reclassification of securities under SFAS 159 and $3.7 million in net purchases over maturities, sales and paydowns.  Total deposits decreased $1.9 million, or 0.6%, to $293.9 million at March 31, 2007 from $295.8 million at December 31, 2006 and borrowings increased $2.0 million to $20.2 million at March 31, 2007.

Under the early adoption of SFAS 159, The Fair Value Option for Financial Assets and Liabilities, the Company transferred, at market value, $14.4 million in securities, available for sale to trading assets as of January 1, 2007 and adjusted $262 thousand of unrealized losses from accumulated other comprehensive loss to retained earnings.  The adjustment to fair value on trading assets at March 31, 2007 resulted in trading asset revenue of $46 thousand.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased by $11.7 million at March 31, 2007 to $10.4 million from $22.2 million at December 31, 2006.  This decrease reflects the Company’s decrease in federal funds sold of $9.3 million to $2.7 million at March 31, 2007 from $12.0 million at year-end 2006.  This decrease in federal funds sold helped to fund the growth in the Company’s loan portfolio.

Securities Portfolio and Trading Securities

The Company’s securities, available for sale, at fair value, decreased $9.7 million from $54.6 million at December 31, 2006 to $44.9 million at March 31, 2007.  Included in this decreased was the reclassification of $14.4 million in available for sale securities to trading securities, retroactive to January 1, 2007 as the Company adopted SFAS 159 subsequent to March 31, 2007.   During the first three months of 2007 the Company purchased $8.1 million in new securities, $1.8 million in securities matured, $1.3 million were sold and $1.4 million were repaid.  As of March 31, 2007 trading securities balances decreased $916 thousand to $13.5 million due to $962 thousand in paydowns and net

Index

amortization expenses and $46 thousand in an unrealized gain on trading securities.

Balances in state and municipal tax-exempt securities, at fair value, increased $3.1 million to $23.9 million from $20.8 million at December 31, 2006 as balances in taxable securities, at fair value, decreased $12.8 million to $21.1 million at March 31, 2007.  The net decrease in taxable securities included $14.4 million that was transferred to trading assets and purchases that exceeded paydowns of $1.6 million.

The carrying value of the available for sale portfolio at March 31, 2007 includes an unrealized gain of $294 thousand, reflected as accumulated other comprehensive income of $176 thousand in stockholders’ equity, net of income tax of $118 thousand.  Also recorded in accumulated other comprehensive income was an adjustment for the adoption of SFAS 159 of $262 thousand which was offset against retained earnings.  This compares with an unrealized loss at December 31, 2006 of $216 thousand, reflected as accumulated other comprehensive loss of $129 thousand in stockholders’ equity, net of income tax of $87 thousand.  Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2007.  There were no held to maturity securities at March 31, 2007 or December 31, 2006.

Loans

The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at March 31, 2007 increased $8.5 million, or 3.2%, to $270.7 million from $262.3 million at year-end 2006.  The balance in loans secured by non-residential property increased $5.3 million, to $144.8 million at March 31, 2007 from $139.4 million on December 31, 2006 and accounts for 53.4% of the Company’s total loan portfolio.  The largest percentage increase during this three month period were in construction and land development loans, which increased 6.1%, or $1.8 million, from $30.1 million at December 31, 2006 to $31.9 million at March 31, 2007.   During the first three months of 2007, the Company has increased its residential mortgage loans $1.5 million, or 2.5%, to $62.5 million.

The increase in loans was funded during the first three months of 2007 by a decrease in the Company’s federal funds sold.  The loan to deposit ratios at March 31, 2007 and December 31, 2006 were 91.0% and 87.6%, respectively.

Loan and Asset Quality

Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans and foreclosed real estate owned (“OREO”), increased by $1.4 million to $4.0 million at March 31, 2007 from $2.7 million at year end 2006. The increase reflects both the impact of variable rate loans resetting at current higher market rates of interest, which increases borrowers’ costs of servicing the loans, and a slowdown in the real estate market, which has made it more difficult for borrowers to lease or sell properties. Management believes these non-performing assets are well collateralized. The Company’s non-accrual loans increased $2.1 million to $3.5 million at March 31, 2007 from $1.4 million at December 31, 2006.  The increase in non-accrual loans at March 31, 2007 primarily consisted of $1.9 million in loans from two borrowers which are fully collateralized by real estate.  The Company had $502 thousand in restructured loans at March 31, 2007 and $506 thousand at December 31, 2006.  There were no loans in past due loans over 90 days and still accruing and no OREO properties at March 31, 2007.

In addition to the loans described above, at March 31, 2007 there were approximately $7.9 million in loans with regard to which management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The $7.9 million balance represents two loans, one of which, with a $3.6 million balance, is the subject of a loan modification agreement with the borrower. Although the borrower is currently in compliance with the terms of the modification agreement, repayment of the loan is dependent upon unit sales, and the project has not met targeted sales. The Bank is currently in negotiations with the second borrower to modify that loan, which currently has a $4.3 million balance.

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

Index

The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Non-accrual loans	$3,537	$1,407
Non-accrual loans to total loans	1.31%	0.54%
Non-performing assets to total assets	1.13%	0.75%
Allowance for loan losses as a % of non-performing loans	84.87%	125.61%
Allowance for loan losses to total loans	1.27%	1.27%

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

At March 31, 2007, the total allowance for loan losses was $3.4 million, an increase of $88 thousand from the $3.3 million at December 31, 2006.  The total provision for loan losses was $108 thousand and there were $37 thousand in charge-offs and $17 thousand in recoveries for the first three months of 2007.  The allowance for loan losses as a percentage of total loans was 1.27% at both March 31, 2007 and December 31, 2006.  The 2.6% increase in the allowance for loan losses reflects the related growth in the Company’s loan portfolio of $8.5 million, or 23.2%, from December 31, 2006 to March 31, 2007.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits

Total deposits decreased $1.9 million, or 0.6%, from $295.8 million at December 31, 2006 to $293.9 million at March 31, 2007.  The Company’s total non-interest bearing deposits decreased $2.9 million to $37.2 million at March 31, 2007 from $40.1 million at December 31, 2006 and interest-bearing deposits increased $1.0 million to $256.7 million at March 31, 2007 from $255.7 million at December 31, 2006.  There were minor changes between interest-bearing deposits, as savings and money market account balances decreased a net of $820 thousand and NOW accounts and time deposits increased a cumulative of $1.8 million in the first quarter of 2007. In order to attract and retain deposits to fund our growing loan portfolio, the Company offers higher rates and emphasizes more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts.  Although the Company decreased its promotional efforts to actively attract these higher yielding deposits in the first three months of 2007, deposit account balances have continued to shift from traditional savings accounts to higher yielding deposit accounts.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings

As of March 31, 2007, the Company had $20.2 million in borrowings at an average interest rate of 4.73%, compared to $18.3 million in borrowings at an average rate of 4.69% at December 31, 2006.  The borrowings consist of five advances and one repurchase agreement from the Federal Home Loan Bank (“FHLB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans and the repurchase agreement is secured by selected investment securities held at the FHLB.  Three long-term advances totaling $10.0 million mature on December 21, 2010 and one $5.0 million advance matures on December 7, 2016, all with a convertible quarterly option which allows the FHLB to change the note to then current market rates.  In

Index

November of 2005, the Company entered into a $3.3 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.  A one year $2.0 million repurchase agreement was entered into in March of 2007 at a rate of 5.15%.

Junior Subordinated Debentures

On July 11, 2002, the Company raised $4.8 million, net of offering costs, in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary.  The subsidiary in turn issued $5.0 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 365 basis points and adjusts quarterly.  The rate at March 31, 2007 was 9.01%.  The rate is capped at 12.5% through the first five years, and the securities may be called at par anytime after October 7, 2007 or if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, our wholly-owned subsidiary Sussex Capital Trust I, referred to as the “Trust”, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier 1 Capital subject to specified limitations.

Equity

Stockholders' equity, inclusive of accumulated other comprehensive income (loss), net of income taxes, was $35.2 million at March 31, 2007, an increase of $647 thousand over the $34.6 million at year-end 2006.  Stockholders' equity increased due to $724 thousand in net income earned in the first quarter of 2007, $163 thousand from the exercise of stock options, $40 thousand through the compensation expense of stock options, restricted stock grants and stock awards and the tax benefit of stock options exercised.  Upon the adoption of SFAS 159, accumulated other comprehensive income increased by $262 thousand, as retained earnings were charged the same $262 thousand and an unrealized gain on securities available for sale, net of income tax, increased stockholders' equity by $43 thousand.  These increases were offset by a $101 thousand decrease in common stock due to the purchase and retirement of treasury shares and cash dividends paid of $222 thousand.

Liquidity and Capital Resources

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2007, had the ability to borrow up to $24.8 million against its one to four family mortgages and selected investment securities as collateral for borrowings.  The Company had outstanding borrowings with the FHLBNY totaling $20.2 million.  The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $32.2 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At March 31, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At March 31, 2007, liquid investments totaled $10.4 million and all mature within 30 days.

At March 31, 2007, the Company had $44.9 million of securities classified as available for sale.  Of these securities, $16.7 million had $93 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

At March 31, 2007 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them.  The table below presents the capital ratios at March 31, 2007, for the Company and the Bank, as well as the minimum regulatory requirements.

(Dollars in thousands)	Amount	Ratio	Minimum	Minimum
The Company:
Leverage Capital	$37,084	10.55%	>$14,060	4%
Tier 1 - Risk Based	37,084	12.74%	> 11,645	4%
Total Risk-Based	40,512	13.92%	> 23,290	8%
The Bank:
Leverage Capital	30,118	8.61%	> 13,993	4%
Tier 1 Risk-Based	30,118	10.39%	> 11,590	4%
Total Risk-Based	33,546	11.58%	> 23,181	8%

Index

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments.

	Payments due by period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$20,239	$2,052	$112	$13,075	$5,000
Operating lease obligations	2,462	445	646	497	874
Purchase obligations	775	775	-	-	-
Time deposits	124,596	117,659	6,176	677	84
Nonqualified supplemental salary continuation plan	1,987	-	151	176	1,660
Junior subordinated debentures	5,155	-	-	-	5,155
Total	$155,214	$120,931	$7,085	$14,425	$12,773

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

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2007 totaled $84.3 million and consisted of $50.2 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, and $220.9 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios.  Through the first three months of 2007, we sought to remain

Index

relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease.  At March 31, 2007 the percentages of change were within policy limits.

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

The following table sets forth our interest rate risk profile at March 31, 2007 and 2006.  The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	March 31, 2007			March 31, 2006
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	$133	0.04%	-1.87%	$(923)	-0.29%	14.33%
Down 100 basis points	342	0.10%	-9.61%	(223)	-0.07%	6.94%
Up 100 basis points	(615)	-0.17%	-17.30%	(4)	0.00%	-0.14%
Up 200 basis points	(1,510)	-0.43%	-21.25%	(264)	-0.08%	-4.10%

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses.  In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A.    Risk Factors

There have been no changes in the risks associated with our securities from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Index

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

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2007 through January 31, 2007	-	-	-	-
February 1, 2007 through February 28, 2007	6,800	$14.81	108,646	41,354
March 1, 2007 through March 31, 2007	-	-	-	-
Total	6,800	$14.81	108,646	41,354

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
Date: May 15, 2007