Form 10-Q
period 2007-06-30
SUSSEX BANCORP
filed 2007-08-10
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐     No ☒

As of August 8, 2007 there were 3,169,350 shares of common stock, no par value, outstanding.

Index

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	June 30, 2007	December 31, 2006

Cash and due from banks	$9,240	$10,170
Federal funds sold	16,795	11,995
Cash and cash equivalents	26,035	22,165

Interest bearing time deposits with other banks	100	100
Trading securities	12,282	-
Securities available for sale	45,703	54,635
Federal Home Loan Bank Stock, at cost	1,358	1,188

Loans receivable, net of unearned income	284,640	262,276
Less: allowance for loan losses	3,860	3,340
Net loans receivable	280,780	258,936

Premises and equipment, net	8,606	7,794
Accrued interest receivable	1,804	1,910
Goodwill	2,820	2,820
Other assets	7,766	6,749

Total Assets	$387,254	$356,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$37,818	$40,083
Interest bearing	273,517	255,687
Total Deposits	311,335	295,770

Borrowings	20,226	18,251
Accrued interest payable and other liabilities	2,663	2,529
Junior subordinated debentures	18,042	5,155

Total Liabilities	352,266	321,705

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,180,025 in 2007 and 3,158,399 in 2006;
outstanding shares 3,169,350 in 2007 and 3,152,374 in 2006	27,528	27,306
Retained earnings	7,726	7,415
Accumulated other comprehensive loss	(266)	(129)

Total Stockholders' Equity	34,988	34,592

Total Liabilities and Stockholders' Equity	$387,254	$356,297

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans receivable, including fees	$4,881	$4,217	$9,534	$8,030
Securities:
Taxable	404	349	800	702
Tax-exempt	257	259	507	520
Federal funds sold	69	46	161	195
Interest bearing deposits	2	5	3	10
Total Interest Income	5,613	4,876	11,005	9,457

INTEREST EXPENSE
Deposits	2,355	1,548	4,563	2,920
Borrowings	243	168	465	359
Junior subordinated debentures	121	109	234	212
Total Interest Expense	2,719	1,825	5,262	3,491

Net Interest Income	2,894	3,051	5,743	5,966
PROVISION FOR LOAN LOSSES	436	229	544	445
Net Interest Income after Provision for Loan Losses	2,458	2,822	5,199	5,521

OTHER INCOME
Service fees on deposit accounts	335	348	654	668
ATM and debit card fees	104	97	191	179
Insurance commissions and fees	664	688	1,518	1,421
Investment brokerage fees	56	88	213	140
Unrealized holding losses on trading securities	(48)	-	(2)	-
Other	124	148	247	252
Total Other Income	1,235	1,369	2,821	2,660

OTHER EXPENSES
Salaries and employee benefits	1,829	1,756	3,611	3,395
Occupancy, net	300	259	613	530
Furniture, equipment and data processing	356	297	694	575
Stationary and supplies	46	45	92	96
Professional fees	165	167	304	345
Advertising and promotion	137	145	241	330
Insurance	48	46	94	104
Postage and freight	48	60	88	112
Amortization of intangible assets	26	40	63	73
Other	381	414	776	798
Total Other Expenses	3,336	3,229	6,576	6,358

Income before Income Taxes	357	962	1,444	1,823
PROVISION FOR INCOME TAXES	63	310	426	575
Net Income	$294	$652	$1,018	$1,248

EARNINGS PER SHARE
Basic	$0.09	$0.21	$0.32	$0.40
Diluted	$0.09	$0.20	$0.32	$0.39

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2007 and 2006
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Loss	Stock	Equity

Balance January 1, 2006	3,153,004	$27,300	$5,842	$(218)	$-	$32,924
Comprehensive income:
Net income	-	-	1,248	-	-	1,248
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(398)	-	(398)
Total Comprehensive Income						850

Treasury shares purchased	(2,458)	-	-	-	(36)	(36)
Treasury shares retired	-	(36)	-	-	36	-
Exercise of stock options	2,639	23	-	-	-	23
Income tax benefit of stock options exercised	-	3	-	-	-	3
Issuance of 6,450 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	25	-	-	-	25
Compensation expense related to stock awards	1,000	15	-	-	-	15
Shares issued through dividend reinvestment plan	6,481	93	-	-	-	93
Dividends on common stock ($.14 per share)	-	-	(443)	-	-	(443)

Balance June 30, 2006	3,160,666	$27,423	$6,647	$(616)	$-	$530

Balance January 1, 2007	3,152,374	$27,306	$7,415	$(129)	$-	$34,592
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 8)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	1,018	-	-	1,018
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(399)	-	(399)
Total Comprehensive Income						619

Treasury shares purchased	(6,800)	-	-	-	(101)	(101)
Treasury shares retired	-	(101)	-	-	101	-
Exercise of stock options	20,851	256	-	-	-	256
Income tax benefit of stock options exercised	-	18	-	-	-	18
Issuance of 6,875 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Restricted stock vested during the period	1,925	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	34	-	-	-	34
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($.14 per share)	-	-	(445)	-	-	(445)

Balance June 30, 2007	3,169,350	$27,528	$7,726	$(266)	$-	$34,988

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,018	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	544	445
Provision for depreciation and amortization	513	438
Net change in value of trading securities	2	-
Net amortization of securities premiums and discounts	11	68
Earnings on investment in life insurance	(53)	(49)
Compensation expense for stock options and stock awards	49	40
(Increase) decrease in assets:
Accrued interest receivable	106	281
Other assets	(761)	(517)
Increase in accrued interest payable and other liabilities	152	124

Net Cash Provided by Operating Activities	1,581	2,078

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(11,141)	(3,614)
Proceeds from sale of securities	1,304	0
Maturities, calls and principal repayments	3,729	6,248
Principal repayments received on trading securities	2,080	-
Net increase in loans	(22,388)	(29,310)
Purchases of bank premises and equipment	(1,262)	(655)
Decrease (increase) in FHLB stock	(170)	61
Net decrease in interest bearing time deposits with other banks	-	400
Net cash received for branch acquisition	-	2,354

Net Cash Used in Investing Activities	(27,848)	(24,516)

Cash Flows from Financing Activities
Net increase in deposits	15,565	14,157
Proceeds from borrowings	8,000	-
Repayments of borrowings	(6,025)	(3,024)
Proceeds from junior subordinated debentures	12,887	-
Proceeds from the exercise of stock options	256	23
Purchase of treasury stock	(101)	(36)
Dividends paid, net of reinvestments	(445)	(350)

Net Cash Provided by Financing Activities	30,137	10,770

Net Increase (Decrease) in Cash and Cash Equivalents	3,870	(11,668)

Cash and Cash Equivalents - Beginning	22,165	24,780
Cash and Cash Equivalents - Ending	$26,035	$13,112

Supplementary Cash Flows Information
Interest paid	$5,026	$3,444
Income taxes paid	$1,093	$818

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

2.  Earnings per Share

    Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. Potential common shares related to stock options are determined using the treasury stock method.

    The following table sets forth the computations of basic and diluted earnings per share.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$294	3,166	$0.09	$652	3,160	$0.21
Effect of dilutive securities:
Stock options	-	17		-	33
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$294	3,183	$0.09	$652	3,193	$0.20

Index

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$1,018	3,162	$0.32	$1,248	3,159	$0.40
Effect of dilutive securities:
Stock options	-	35		-	34
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,018	3,197	$0.32	$1,248	3,193	$0.39

3.  Comprehensive Income

       The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Unrealized holding gain (loss) on available for sale securities	(738)	(592)	(665)	(664)
Tax effect	296	237	266	266
Other comprehensive income gain (loss), net of tax	$(442)	$(355)	$(399)	$(398)

4. Segment Information

      The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$2,894	$-	$2,894	$3,051	$-	$3,051
Other income from external sources	571	664	1,235	681	688	1,369
Depreciation and amortization	246	10	256	214	12	226
Income before income taxes	308	49	357	895	67	962
Income tax expense (1)	43	20	63	283	27	310
Total assets	384,074	3,180	387,254	328,065	3,194	331,259

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$5,743	$-	$5,743	$5,966	$-	$5,966
Other income from external sources	1,303	1,518	2,821	1,239	1,421	2,660
Depreciation and amortization	493	20	513	414	24	438
Income before income taxes	1,166	278	1,444	1,611	212	1,823
Income tax expense (1)	315	111	426	490	85	575
Total assets	384,074	3,180	387,254	328,065	3,194	331,259
(1) Calculated at statutory tax rate of 40%.

Index

5.  Stock-Based Compensation

The Company currently has stock-based compensation plans in place for directors, officers, employees, consultants and advisors of the Company.   Under the terms of these plans the Company may grant restricted shares and stock options for the purchase of the Company’s common stock.  The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors.  Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and five years.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments.  No stock options have been granted in 2007.  During the first six months of 2007, the Company expensed $34 thousand in stock-based compensation under stock option plans and restricted stock awards, including $10 thousand related to stock option plans.  At June 30, 2007, the unrecognized compensation expense for stock option plans was $22 thousand and will be recognized through July of 2008.

Information regarding the Company’s stock option plans as of June 30, 2007 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	245,286	$12.99
Options exercised	(20,851)	12.28
Options forfeited	-	-
Options expired	-	-
Options outstanding, end of quarter	224,435	$13.06	5.76	$289,880
Options exercisable, end of quarter	202,385	$13.06	7.04	$261,163
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercisable shares	$7.32 to $17.52

The total intrinsic value or fair market price over the exercise price of stock options exercised was $57,000 during the first half of 2007.

Information regarding the Company’s restricted stock activity as of June 30, 2007 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	6,025	$14.90
Granted	6,575	15.21
Vested	(1,925)	14.84
Restricted stock, end of quarter	10,675	$15.06

Compensation expense recognized for restricted stock was $24 thousand for the first six months of 2007.  At June 30, 2007, unrecognized compensation expense for non-vested restricted stock was $143 thousand, which is expected to be recognized over an average period of 3.0 years.

6.  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,317,000 of undrawn standby letters of credit outstanding as of June 30, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

Index

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

The Company elected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities and reclassified them as trading securities.  At December 31, 2006, it was the Company’s intent to hold these investments until maturity or market price recovery and classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report in form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company expects to achieve.

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

Index

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

The following table summarizes the valuation of the Company’s trading assets and available-for-sale securities by the above SFAS No. 157 pricing observability levels as of June 30, 2007:

Fair Value Measurements at
June 30, 2007 Using
		Quoted Prices in	Significant
	Fair	Active Markets	Other	Significant
	Value	for Identical	Observable	Unobservable
	Measurements	Assets	Inputs	Inputs
(Dollars in thousands)	6/30/2007	(Level I)	(Level II)	(Level III)

Trading securities	$12,282	$-	$12,282	$-
Available for Sale Securities	45,703	-	45,703	-

There was a loss on trading securities recorded on the income statement of $48,000 for the three month period ended June 30, 2007 and $2,000 for the six month period ended June 30, 2007.

9.              New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation was effective for the six months ended June 30, 2007.  As of June 30, 2007 and January 1, 2007, the Company had an insignificant amount of unrecognized tax benefits; therefore the adoption of the interpretation did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to

Index

maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Option No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a  cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted.  We are evaluating the effect of adopting EITF 06-4 on our consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITE 06-5 did not have a significant effect on the Company’s financial statements.

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1).  FSP FIN 3-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  We are evaluating the effect of adopting FSP FIN 39-1 on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides.”  This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158.  We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company's goal is to serve as community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York.  In addition, the Company has received regulatory approval to open an office in Westfall Township, Pennsylvania.  The Company completed the construction and moved its Wantage branch to its new location on June 30, 2007.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 4 to the Consolidated Financial Statements for June 30, 2007 included herein for more financial data regarding our two segments.

During the first quarter of 2007, the Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115 and No. 157 Fair Value Measurements. See Note 8 to the Consolidated Financial Statements for June 30, 2007.

Index

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the critical accounting policies relating to the allowance for loan losses, stock-based compensation, goodwill and other intangible assets, and investment securities impairment evaluation, encompass the most significant judgments and estimates used in preparation of our consolidated financial statements.  These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

When used in this discussion the words: “believes”, “anticipates”, “contemplates”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those discussed under Item 1A – “Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as well as changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, risks associated with the quality of the Company’s assets and the ability of its borrowers to comply with repayment terms, and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months ended June 30, 2007 and June 30, 2006

Overview

The Company realized net income of $294 thousand for the second quarter of 2007, a decrease of $358 thousand, or 54.9%, from the $652 thousand reported for the same period in 2006. Basic earnings per share for the three months ended June 30, 2007 were $0.09 compared to $0.21 for the comparable period of 2006.  Diluted earnings per share were $0.09 and $0.20 for the three months ended June 30, 2007 and 2006, respectively.

The decline in both net income and earnings per share reflects continued pressure on the Company’s net interest margin, as well as an increase in the Company’s provision for loan losses related to certain loans performing at quarter end that management deems necessary, based upon the present loan repayment terms and management’s view of the ability of the borrowers to comply with the present repayment terms.

Management has sought to address margin compression in several ways. The Company recently refinanced $5.0 million in its outstanding trust preferred securities. The securities called for redemption bore a rate of 9.01%, while the newly issued trust preferred securities have a current rate of 6.80%.  Management is also closely monitoring rates offered on deposit products.  In addition, the Company is seeking to enhance its yield on its interest earning assets, primarily its loan portfolio. The Company will no longer seek to compete on rate for all potential customers, but only on its more profitable relationships. This may lead to a slowing in the rate of growth of the Company’s loan portfolio, as certain borrowers elect to obtain credit products from competing institutions. However, management believes this will benefit the Company’s net interest margin and profitability.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2007 and 2006.

Index

	Three Months Ended June 30,
(dollars in thousands)	2007			2006
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,417	$335	5.50%	$24,164	$352	5.85%
Taxable	34,547	404	4.69%	34,967	349	4.00%
Total securities	58,964	739	5.03%	59,131	701	4.76%
Total loans receivable (4)	279,035	4,881	7.02%	235,680	4,217	7.18%
Other interest-earning assets	5,980	71	4.75%	4,002	51	5.06%
Total earning assets	343,979	$5,691	6.64%	298,813	$4,969	6.67%

Non-interest earning assets	28,463			25,653
Allowance for loan losses	(3,605)			(2,900)
Total Assets	$368,837			$321,566

Sources of Funds:
Interest bearing deposits:
NOW	$59,290	$327	2.22%	$56,493	$300	2.13%
Money market	38,047	362	3.81%	28,081	270	3.85%
Savings	39,429	89	0.90%	47,561	103	0.87%
Time	130,606	1,577	4.84%	90,971	875	3.86%
Total interest bearing deposits	267,372	2,355	3.53%	223,106	1,548	2.78%
Borrowed funds	20,343	243	4.73%	13,395	168	4.93%
Junior subordinated debentures	5,576	121	8.58%	5,155	109	8.44%
Total interest bearing liabilities	293,291	$2,720	3.72%	241,656	$1,825	3.03%

Non-interest bearing liabilities:
Demand deposits	37,995			44,609
Other liabilities	2,277			1,846
Total non-interest bearing liabilities	40,272			46,455
Stockholders' equity	35,273			33,455
Total Liabilities and Stockholders' Equity	$368,837			$321,566

Net Interest Income and Margin (5)		$2,971	3.46%		$3,144	4.22%

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
Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $173 thousand, or 5.5%, to $3.0 million for the three months ended June 30, 2007 from $3.1 million for the same three month period in 2006.  Total average earning assets increased by $45.2 million, or 15.1%, to $344.0 million for the three months ended June 30, 2007, while total interest bearing liabilities increased $51.6 million, or 21.4%, to $293.3 million during the same three month period. The major increase in average earning assets was in the loan portfolio while the largest increase in interest bearing liabilities was in time deposits.

The net interest margin decreased, on a fully taxable equivalent basis, by 76 basis points to 3.46% for the three months ended June 30, 2007 compared to 4.22% for the same period in 2006.

Index

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $722 thousand to $5.7 million for the three months ended June 30, 2007 compared to $5.0 million in the same period in 2006.  The increase in interest income reflects an increase in average earning assets, as discussed above, as the average yield on earning assets fell 3 basis points to 6.64% for the second quarter of 2007 from 6.67% in the same period in 2006. This decrease in yield is the result of a 16 basis point decline in the yield on loan receivables, which account for over 81% of the Company’s total average earning assets.  The decline reflects both continued strong competition for creditworthy loans and the impact of an increase in non-accrual loans.

Total interest income on securities, on a fully taxable equivalent basis, increased $38 thousand, to $739 thousand for the quarter ended June 30, 2007 from $701 thousand for the second quarter of 2006.  As the average balance of total securities decreased $167 thousand, the yield on securities increased 27 basis points, from 4.76% in the second quarter of 2006 to 5.03% for the second quarter of 2007.  The decrease in the average balances of the securities portfolio reflects a $420 thousand reduction in taxable securities and a $254 thousand increase in tax-exempt securities, as decreases mostly represented by paydowns and maturities have exceeded new purchases of securities.  The increase in yield was primarily accomplished by the repricing of existing mortgage backed securities and new mortgage backed security purchases in an increasing market rate environment.

The average balance in loans receivable increased $43.4 million, or 18.4%, to $279.0 million in the current three month period from $235.7 million in the same period of 2006, while the interest earned on total loans receivable increased $664 thousand, or 15.7% from the second quarter of 2006 to the current period.  The average rate earned on loans decreased 16 basis points from 7.18% for the three months ended June 30, 2006 to 7.02% for the same period in 2007.  The increase in our loan portfolio reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio, while the decrease in yield is the result of increased loan competition on the basis of rate and the increase in non-accrual loan balances between the two three month periods..

Interest Expense

The Company’s interest expense for the three months ended June 30, 2007 increased $895 thousand, or 49.0%, to $2.7 million from $1.8 million for the same period in 2006, as the balance in average interest-bearing liabilities increased $51.6 million, or 21.4% to $293.3 million from $241.7 million between the same two periods.  The average rate paid on total interest-bearing liabilities has increased by 69 basis points from 3.03% for the three months ended June 30, 2006 to 3.72% for the same period in 2007.  The increase in rate reflects both the competitive environment for deposits in the Company’s market area and an increased reliance on time deposits, as traditional savings deposits have declined.

The major component to the Company’s increased interest expense in the second quarter of 2007 was the increase in time deposit interest expense of $702 thousand to $1.6 million as the Company’s marketing efforts on time deposit product offerings increased average time deposits by $39.6 million to $130.6 million for the three month period ended June 30, 2007 compared to $91.0 million for the same period in 2006. The average rate paid on time deposits increased 98 basis points from 3.86% for the three months ended June 30, 2006 to 4.84% for the same period in 2007.

The average balance in money market accounts had a net increase of $10.0 million, or 35.5%, to $38.0 million for the three months ended June 30, 2007 from $28.1 million for the same period in 2006. The average rate paid on money market deposits has decreased 4 basis points from 3.85% to 3.81% between the second quarter of 2006 to the same period of 2007, as the Company’s tiered money market products continue to attract balances.  Average balances in NOW accounts have increased $2.8 million from $56.5 million during the second quarter of 2006 to $59.3 million during the same period in 2007.  The average rate paid on NOW accounts has increased 9 basis points from 2.13% to 2.22% during the same two second quarter periods.

Offsetting these deposit balance increases, savings deposit balances have decreased $8.1 million, or 17.1%, to $39.4 million during the second quarter of 2007 from $47.6 million for the same period a year earlier. Depositors have continued to transfer balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts that the Company has actively promoted.

For the quarter ended June 30, 2007, the Company’s average borrowed funds increased $6.9 million to $20.3 million compared to average borrowed funds of $13.4 million during the second quarter of 2006.  The balance at June 30, 2007 consisted of three convertible notes, one repurchase agreement and one amortizing advance from the Federal Home Loan Bank.  The average rate paid on total borrowed funds decreased 20 basis points from the second quarter of 2006 to the same period in 2007, as $6.0 million in convertible notes were called and $11.0 million in lower yielding convertible advances and one $2.0 million repurchase agreement were purchased.

Index

The Company had an average balance of $5.6 million in junior subordinated debentures outstanding during the second quarter of 2007 compared to $5.2 million during the same period in 2006.  One $5.2 million debenture bears a floating rate of interest tied to the three month LIBOR, which averaged 9.01% for the three months ended June 30, 2007 and a second junior subordinated debenture, which was issued on June 28, 2007 for $12.5 million, also bears a floating rate of interest tied to the three month LIBOR and averaged 6.80%.  The first $5.2 million junior subordinated debenture was called and repaid on July 9, 2007, therefore lowering the Company’s cost 221 basis points.

Provision for Loan Losses

The loan loss provision for the second quarter of 2007 was $436 thousand compared to a provision of $229 thousand in the second quarter of 2006.  The increase is related both to the continued growth in the Company’s loan portfolio and two construction loans dependent upon residential unit sales that due to market conditions have not kept pace with the expected loan amortization schedules. Subsequent to quarter end, one of these loans, with an outstanding balance of $4.4 million, reached maturity, but has not been paid off.  Considering the underlying collateral value of both loans and the continuing economic environment, management determined that an additional provision was prudent at this time.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  The Company’s non-interest income decreased by $134 thousand, or 9.8%, to $1.2 million for the three months ended June 30, 2007 from $1.4 million for the same period in 2006.  Insurance commission income from Tri-State has decreased $24 thousand, or 3.5%, in the second quarter of 2007 over the same period in 2006.  Although Tri-State has retained a strong renewal book of business and has benefited from cross selling efforts to bank clients, the decrease in insurance commissions and fees reflects the softening in the insurance marketplace as renewal pricing has fallen in the past year due to strong competition in the marketplace. Service fees on deposit accounts have decreased by $13 thousand, or 3.7%, to $335 thousand in the second quarter of 2007 from $348 thousand during the same period in 2006.  Investment brokerage fees have decreased $32 thousand, or 36.4%, to $56 thousand in the second quarter of 2007 compared to $88 thousand during the same period in 2006, due to lower volume in investment product sales between to two second quarter periods.  A trading loss in the second quarter of 2007, following the early adoption of SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities in the first quarter of 2007, was $48 thousand.  The trading securities loss reflects the mark to market adjustment at June 30, 2007 to the investment securities for which the Company has elected the fair value option.

Other non-interest income decreased $24 thousand, or 16.2%, in the second quarter of 2007 to $124 thousand from $148 thousand during the same period a year earlier.  The majority of the decrease in other income in the second quarter of 2007 was a $10 thousand decrease in the Company’s 49% share of joint venture income from SussexMortgage.com and a $16 thousand decrease in other loan fee income over second quarter 2006 earnings.

Offsetting these decreases in non-interest income was a $7 thousand, or 7.2%, increase in ATM and debit card fees from $97 thousand in the second quarter of 2006 to $104 thousand in the three month period ended June 30, 2007, as the Company has increased its interchange pricing and began a new promotion to encourage card holders to increase their usage of the cards.

Non-Interest Expense

Total non-interest expense increased $107 thousand, or 3.3%, from $3.2 million in the second quarter of 2006 to $3.3 million in the second quarter of 2007.  Salaries and employee benefits increased $73 thousand, or 4.2%, due to the additional staff at the Warwick, New York branch and normal pay increases.  Occupancy expenses increased $41 thousand, or 15.8%, due to the addition of and renovations in the two New York locations.  Furniture, equipment and data processing expenses have risen $59 thousand, or 19.9%, from renovations to the Company’s data processing center and several computer software upgrades.

Other non-interest expenses have decreased $33 thousand, or 8.0%, to $381 thousand in the second quarter of 2007 from $414 thousand in the same period a year earlier.  The $33 thousand decrease in other non-interest expenses in second quarter 2007 over 2006 was mostly attributable to a non-recurring ATM loss in 2006.

Index

Income Taxes

The Company’s income tax provision, which includes both federal and state taxes, was $63 thousand and $310 thousand for the three months ended June 30, 2007 and 2006, respectively.  This decrease in income taxes resulted from a decrease in income before taxes of $605 thousand, or 62.9% for the three months ended June 30, 2007 as compared to the same period in 2006 and a benefit from tax-exempt interest on securities.  The Company’s effective tax rate of 18% and 32% for the three months ended June 30, 2007 and 2006, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

Six Months ended June 30, 2007 and June 30, 2006

Overview

For the six months ended June 30, 2007, net income was $1.0 million, a decrease of $230 thousand, or 18.4%, from the $1.2 million reported for the same period in 2006.  Basic earnings per share were $0.32 for the six months ended June 30, 2007 compared to $0.40 for the six-month period ended June 30, 2006.  Diluted earnings per share were $0.32 for the six months ended June 30, 2007, a decrease from $0.39 during the first six months of 2006.

As described in the three month comparison, the decline in net income and earnings per share reflects continued pressure on the Company’s net interest margin, as well as an increase in the Company’s provision for loan losses.  The Company’s net interest income decreased $223 thousand, or 3.7%, in the first half of 2007 compared to the prior year, and the Company’s provision for loan losses increased 22.3% during the same six month periods.  Net income before taxes decreased 20.8% as the Company’s tax provision declined 25.9% in the first six months of 2007 over the same period a year earlier.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2007 and 2006.

	Six Months Ended June 30,
(Dollars in thousands)	2007			2006
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,030	$663	5.57%	$24,171	$708	5.91%
Taxable	34,135	800	4.73%	35,752	702	3.96%
Total securities	58,166	1,463	5.07%	59,923	1,410	4.74%
Total loans receivable (4)	272,678	9,534	7.05%	227,472	8,030	7.12%
Other interest-earning assets	6,397	164	5.16%	9,083	205	4.55%
Total earning assets	337,242	$11,161	6.67%	296,478	$9,645	6.56%

Non-interest earning assets	28,098			25,213
Allowance for loan losses	(3,496)			(2,804)
Total Assets	$361,844			$318,887

Sources of Funds:
Interest bearing deposits:
NOW	$58,221	$642	2.22%	$52,470	$500	1.92%
Money market	36,731	704	3.87%	27,873	511	3.70%
Savings	39,655	178	0.91%	49,171	206	0.84%
Time	127,386	3,039	4.81%	91,556	1,703	3.75%
Total interest bearing deposits	261,993	4,563	3.51%	221,070	2,920	2.66%
Borrowed funds	19,565	465	4.73%	14,786	359	4.83%
Junior subordinated debentures	5,366	234	8.66%	5,155	212	8.20%
Total interest bearing liabilities	286,924	$5,262	3.70%	241,011	$3,491	2.92%

Non-interest bearing liabilities:
Demand deposits	37,647			42,561
Other liabilities	2,218			1,965
Total non-interest bearing liabilities	39,865			44,526
Stockholders' equity	35,055			33,350
Total Liabilities and Stockholders' Equity	$361,844			$318,887

Net Interest Income and Margin (5)		$5,899	3.53%		$6,154	4.19%

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

Index

Net Interest Income

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $255 thousand, or 4.1%, to $5.9 million for the six months ended June 30, 2007 compared to $6.2 million for the same six month period in 2006.  The net interest margin decreased, on a fully taxable equivalent basis, 66 basis points to 3.53% for the six months ended June 30, 2007 compared to 4.19% for the same period in 2006.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $1.5 million, or 15.7%, to $11.2 million for the six months ended June 30, 2007 compared to $9.6 million in the first six months of 2006.  Total average earning assets increased by $40.8 million to $337.2 million in the current six month period from $296.5 million for the six months ended June 30, 2006.  The increasing market rate of interest on taxable securities and other interest earning assets combined with the $45.2 million average balance increase in loan receivable average balances have increased the average rate earned on earning assets 11 basis points to 6.67% for the first six months of 2007 from 6.56% in the same period in 2006.

Total interest income on securities, on a fully taxable equivalent basis, increased $53 thousand, or 3.8%, from the six months ended June 30, 2006 to the same period in 2007.  As the average balance of total securities decreased $1.8 million, the average rate earned increased 33 basis points, from 4.74% in the first six months of 2006 to 5.07% for the same period in 2007.  The decrease in average total securities balances was due to the use of funds received from maturities, sales and paydowns to primarily fund the Company’s loan growth rather than purchase additional securities.  The increase in yield was accomplished by the increased repricing rate on mortgage backed securities and higher rates on new securities purchased in an increasing market rate environment.

The average balance in the loan portfolio for the six months ended June 30, 2007 increased $40.8 million, or 13.8%, from the first six months of 2006.  The interest earned on total loans increased $1.5 million, or 18.7% as the average rate earned on loans decreased 7 basis points from 7.12% for the six months ended June 30, 2006 to 7.05% for the same period in 2007, as the Company had been competing for loan balances on the basis of rate as well as the impact of the increase in non-accrual loan balances between the two six month periods..

Interest Expense

Interest expense increased $1.8 million to $5.3 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006. The increase reflects an increase in the average balance of interest bearing liabilities of $45.9 million, to $286.9 million for the first six months of 2007 from $241.0 million in the same period in 2006. The average rate paid on interest bearing liabilities increased 78 basis points to 3.70% for the first six months of 2007 from 2.92% for the six months ended June 30, 2006. The increase in volume and rate reflects both  increases in market rates of interest and various deposit product promotions.

The Company’s interest expense on deposit liabilities for the six months ended June 30, 2007 increased $1.6 million, or 56.3%, to $4.6 million from $2.9 million for the same period in 2006, as the balance in average interest-bearing liabilities increased $40.9 million, or 18.5% to $262.0 million from $221.1 million between the same two periods.  The average rate paid on total interest-bearing deposits has increased by 85 basis points from 2.66% for the six months ended June 30, 2006 to 3.51% for the same period in 2007.  The increase in rate reflects both the competitive market for deposits in the Company’s market area and a shift in the deposit portfolio to time deposits and away from traditional savings accounts. Time deposit average balances increased $35.8 million, or 39.1%, to $127.4 million for the first six months of 2007 from $91.6 million during the first half of 2006.  The average rate paid on time deposits during the first half of 2007 was 4.81%, or a 106 basis point increase over the 3.75% paid in the first six months of 2006.  Management closely monitors rates offered on deposit products.  The increase reflects management’s decision to actively compete for deposits on the basis of rate in order to fund our continued loan growth.

Index

The average balance in money market accounts increased $8.9 million, or 31.8%, to $36.7 million for the six months ended June 30, 2007 from $27.9 million for the same period in 2006. The average rate paid on money market deposits has increased 17 basis points from 3.70% to 3.87% from the first half of 2006 to the same period of 2007, as the Company has promoted tiered personal and business money market accounts which offer higher rates of interest on larger average account balances and business sweep money market products.  Management believes these accounts provide a lower cost source of funds than time deposits, while providing opportunities to enhance customer relationships with the Bank.

Offsetting these deposit balance increases, savings deposit balances have decreased $9.5 million, or 19.4%, to $39.7 million during the first half of 2007 from $49.2 million for the same period a year earlier.  As current market rates of interest have increased from the first six months of 2006 compared to the first quarter of 2007, depositors have transferred balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts that the Company has actively promoted.

For the six months ended June 30, 2007, the Company’s average borrowed funds increased $4.8 million to $19.6 million compared to average borrowed funds of $14.8 million during the first half of 2006.  The average rate paid on total borrowed funds decreased 10 basis points to 4.73% during the first six months of 2007 from 4.83% for the same period in 2006.   As described in the three month comparison, the Company replaced $6.0 million in convertible notes that were called in June of 2007 with $6.0 million in lower yielding convertible advances and purchased an additional $5.0 million convertible advance in the fourth quarter of 2006 and one $2.0 million repurchase agreement during the first quarter of 2007.

The Company  refinanced $5.0 million in  outstanding trust preferred securities on July 9, 2007 with a new issue of trust preferred securities of $12.5 million, which closed on June 28, 2007.  Both debentures bear a floating rate of interest tied to the three month LIBOR.  The securities called for redemption bore a rate of 9.01%, while the newly issued trust preferred securities have a current rate of 6.80% as of June 30, 2007.

Provision for Loan Losses

The provision for loan losses for the first half of 2007 was $544 thousand compared to a provision of $445 thousand in the first six months of 2006, an increase of $99 thousand, or 22.3%.  The increase in the provision reflects both to the continued growth in the Company’s loan portfolio and management’s view of the risk associated with two construction loans discussed in the three month comparisons.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.  The Company’s non-interest income increased by $161 thousand, or 6.1%, to $2.8 million for the six months ended June 30, 2007 from $2.7 million for the same period in 2006.  Tri-State’s insurance commissions and fees have increased $97 thousand, or 6.8%, to $1.5 million in the first six months of 2007 compared to $1.4 million in the same period a year earlier.  The increase is due to a $168 thousand increase in contingency commission income, reported in the first quarter of 2007, offset by softening market conditions for insurance premium renewals.  Investment brokerage fees have increased by $73 thousand, or 52.1%, to $213 thousand in the first half of 2007 from $140 thousand during the same period in 2006, due to the receipt of several new large brokerage accounts and their related commission income earned in the first quarter of 2007.  Unrealized holding losses on trading securities resulted in a $2 thousand loss for the first six months of 2007.

Non-Interest Expense

Total non-interest expense increased from $6.4 million in the first six months of 2006 to $6.6 million in the same period in 2007, an increase of $218 thousand, or 3.4%.  Salary and benefits, occupancy and furniture, equipment and data processing expenses each increased during the first six months of 2007 over the same period in 2006, while all other expenses reported six month declines.  Salaries and employee benefits increased $216 thousand, or 6.4%, due to staffing the two additional New York branches and normal pay increases.  Occupancy expenses increased $83 thousand, or 15.7%, due to the addition of and renovations in the of two New York locations.  Furniture, equipment and data processing expenses have risen $119 thousand, or 20.7%, from renovations to the Company’s data processing center and maintenance contracts on computer software products.

Index

Advertising and promotion expenses have decreased $89 thousand, or 27.0%, to $241 thousand in the first half of 2007 from $330 thousand during the first half of 2006 as printed advertisements on deposit products promotions have been reduced.  Professional fees have decreased $41 thousand, or 11.9%, in the first half of 2007 to $304 thousand from $345 thousand in the first half of 2007, as third party costs to assist in the initial implementation of the internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002 have been completed.  Postage and freight expenses have decreased $24 thousand, or 21.4%, to $88 thousand for the first six months of 2007 from $112 thousand for the same period a year earlier. This decline is largely the result of the Company converting to monthly statements including check images rather than physical checks.

Income Taxes

The Company’s federal and state income tax provision decreased $149 thousand, or 25.9%, to $426 thousand for the six months ended June 30, 2007 from the $575 thousand recorded for the first half of 2006.  This decrease in income taxes resulted from a decrease in income before taxes of $379 thousand, or 20.8%, for the six months ended June 30, 2007 as compared to the same period in 2006 and the benefit from tax-exempt interest on securities.  The Company’s effective tax rate decreased from 32% for the six months period ended June 30, 2006 to 30% for the first half of 2007.

FINANCIAL CONDITION

June 30, 2007 as compared to December 31, 2006

     At June 30, 2007 the Company had total assets of $387.3 million compared to total assets of $356.3 million at December 31, 2006, an increase of $31.0 million.  Loans receivable increased $22.4 million, or 8.5%, to $284.6 million and cash and cash equivalents increased $3.9 million at June 30, 2007 from December 31, 2006.  Securities, available for sale, decreased $8.9 million, to $45.7 million and trading assets increased $12.3 million at June 30, 2007, due to the reclassification of securities under SFAS 159 and $3.4 million in net purchases over maturities, sales and paydowns.  Total deposits increased $15.6 million, or 5.3%, to $311.3 million at June 30, 2007 from $295.8 million at December 31, 2006 and borrowings increased $2.0 million to $20.2 million at June 30, 2007.

Under the early adoption of SFAS 159, The Fair Value Option for Financial Assets and Liabilities, the Company transferred, at market value, $14.4 million in securities, available for sale to trading assets as of January 1, 2007 and adjusted $262 thousand of unrealized losses from accumulated other comprehensive loss to retained earnings.  The adjustment to fair value on trading assets at June 30, 2007 resulted in trading asset loss of $2 thousand.

Cash and Cash Equivalents

The Company’s cash and cash equivalents increased by $3.9 million at June 30, 2007 to $26.0 million from $22.2 million at December 31, 2006.  This increase reflects the Company’s increase in federal funds sold of $4.8 million to $16.8 million at June 30, 2007 from $12.0 million at year-end 2006.  This increase in federal funds sold was largely due to the issuance of $12.5 million in junior subordinated debentures on June 28, 2007.  The majority of these funds continue to be invested in federal funds sold during the third quarter, as short term rates remain competitive and the funds remain available to meet current liquidity needs.

Securities Portfolio and Trading Securities

The Company’s securities, available for sale, at fair value, decreased $8.9 million from $54.6 million at December 31, 2006 to $45.7 million at June 30, 2007.  Included in this decrease was the reclassification of $14.4 million in available for sale securities to trading securities, retroactive to January 1, 2007 as the Company adopted SFAS 159 in the first quarter of 2007.  During the first six months of 2007 the Company purchased $11.4 million in new securities, $2.8 million in securities matured, $1.3 million were sold and $1.0 million were repaid.  As of June 30, 2007 trading securities balances decreased $2.1 million to $12.3 million due to $2.1 million in paydowns and net amortization expenses and $2 thousand in an unrealized loss on trading securities.

Balances in state and municipal tax-exempt securities, at fair value, increased $2.5 million to $24.2 million from $21.7 million at December 31, 2006 as balances in taxable securities, at fair value, decreased $11.5 million to $21.5 million at June 30, 2007.  The net decrease in taxable securities included $14.4 million that was transferred to trading securities and purchases that exceeded paydowns of $3.1 million.

Index

The carrying value of the available for sale portfolio at June 30, 2007 includes an unrealized loss of $443 thousand, reflected as accumulated other comprehensive loss of $266 thousand in stockholders’ equity, net of income tax of $177 thousand.  Also recorded in accumulated other comprehensive loss was an adjustment for the adoption of SFAS 159 of $262 thousand which was offset against retained earnings.  This compares with an unrealized loss at December 31, 2006 of $216 thousand, reflected as accumulated other comprehensive loss of $129 thousand in stockholders’ equity, net of income tax of $87 thousand.  Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2007.  There were no held to maturity securities at June 30, 2007 or December 31, 2006.

Loans

The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at June 30, 2007 increased $22.4 million, or 8.5%, to $284.6 million from $262.3 million at year-end 2006.  The balance in loans secured by non-residential property increased $14.1 million, to $153.5 million at June 30, 2007 from $139.4 million on December 31, 2006 and accounts for 53.9% of the Company’s total loan portfolio.  The largest percentage increase during this six month period was in construction and land development loans, which increased 11.2%, or $3.4 million, from $30.1 million at December 31, 2006 to $33.5 million at June 30, 2007.   During the first six months of 2007, the Company has increased its residential mortgage loans $5.0 million, or 8.3%, to $66.0 million.

The increase in loans was funded during the first six months of 2007 by an increase in deposits and borrowings and a decrease in the Company’s federal funds sold.  The loan to deposit ratios at June 30, 2007 and December 31, 2006 were 90.2% and 87.6%, respectively.

 Loan and Asset Quality

Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans and foreclosed real estate owned (“OREO”), increased by $2.7 million to $5.3 million at June 30, 2007 from $2.7 million at year end 2006. The increase reflects both the impact of variable rate loans resetting at current higher market rates of interest, which increases borrowers’ costs of servicing the loans, and a slowdown in the real estate market, which has made it more difficult for borrowers to lease or sell properties. Management believes these non-performing assets are well collateralized. The Company’s non-accrual loans increased $3.0 million to $4.4 million at June 30, 2007 from $1.4 million at December 31, 2006.  The non-accrual loans at June 30, 2007 primarily consist of loans which are fully collateralized by real estate.  The Company had $499 thousand in restructured loans at June 30, 2007 and $506 thousand at December 31, 2006.  There were $449 thousand in loans past due over 90 days and still accruing and no OREO properties at June 30, 2007.

In addition to the loans described above, at June 30, 2007 there were approximately $7.5 million in loans with regard to which management has doubts about the ability of the borrowers to comply with the present loan repayment terms. The $7.5 million balance represents two construction loans dependent upon residential unit sales that, due to market conditions have not kept pace with the expected loan amortization schedules. Subsequent to quarter end, one of these loans, with an outstanding balance of $4.4 million, reached maturity, and has not been paid off.  The second loan is current and in compliance with the terms of a modification agreement, however repayment of the loan is dependent upon unit sales, and the project has not met targeted sales.

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

Management continues to monitor the Company’s asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  In addition the Company does not invest in sub prime investments or loans.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Non-accrual loans	$4,387	$1,407
Non-accrual loans to total loans	1.54%	0.54%
Non-performing assets to total assets	1.38%	0.75%
Allowance for loan losses as a % of non-performing loans	72.35%	125.61%
Allowance for loan losses to total loans	1.36%	1.27%

Index

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

At June 30, 2007, the total allowance for loan losses was $3.9 million, an increase of $520 thousand from the $3.3 million at December 31, 2006.  The total provision for loan losses was $544 thousand and there were $54 thousand in charge-offs and $29 thousand in recoveries for the first six months of 2007.  The allowance for loan losses as a percentage of total loans was 1.36% at June 30, 2007 and 1.27% at December 31, 2006.  The 15.6% increase in the allowance for loan losses reflects the related growth in the Company’s loan portfolio and added provisions that management deemed necessary at this time.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits

Total deposits increased $15.6 million, or 5.3%, from $295.8 million at December 31, 2006 to $311.3 million at June 30, 2007.  The Company’s total non-interest bearing deposits decreased $2.3 million to $37.8 million at June 30, 2007 from $40.1 million at December 31, 2006 and interest-bearing deposits increased $17.8 million to $273.5 million at June 30, 2007 from $255.7 million at December 31, 2006.  Interest-bearing deposit balance increases included total time deposit balances increases of $10.6 million, or 8.6%, to $134.8 million and other interest bearing deposit account balance increases of $7.2 million, or 5.5%, to $131.5 million at June 30, 2007.  Included in time deposit balances are brokered time deposits which at June 30, 2007 accounted for $13.6 million of the total time deposits, and increased $8.3 million, or 158.0%, from $5.3 million at December 31, 2006.  In order to attract and retain deposits to fund our growing loan portfolio, the Company offers higher rates and emphasizes more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts.  Brokered time deposits are also available to fund liquidity needs of the Company.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain larger time deposits, and has resulted in an increase in brokered time deposits.    Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings

As of June 30, 2007, the Company had $20.2 million in borrowings at an average interest rate of 4.73%, compared to $18.3 million in borrowings at an average rate of 4.69% at December 31, 2006.  The borrowings consist of four advances and one repurchase agreement from the Federal Home Loan Bank (“FHLB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans and the repurchase agreement is secured by selected investment securities held at the FHLB.  Three long-term advances totaling $15.0 million, all with quarterly convertible options, allows the FHLB to change the note rate to a then current market rate.  In November of 2005, the Company entered into a $3.2 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.  A one year $2.0 million repurchase agreement was entered into in March of 2007 at a rate of 5.15%.

Index

Junior Subordinated Debentures

On June 28, 2007, the Company raised $12.5 million in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 365 basis points and adjusts quarterly.  The rate at June 30, 2007 was 6.80%.  The securities may be called at par anytime after September 15, 2012 or if the regulatory capital or tax treatment of the securities is substantially changed.  The Company’s $5.0 million in trust preferred securities issued on July 11, 2002, were called on July 9, 2007.  The rate on these securities at June 30, 2007 was 9.01%.  These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, our wholly-owned subsidiaries, Sussex Capital Trust I and Sussex Capital Trust II, are not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier 1 Capital subject to specified limitations.

Equity

Stockholders' equity, inclusive of accumulated other comprehensive income (loss), net of income taxes, was $35.0 million at June 30, 2007, an increase of $396 thousand over the $34.6 million at year-end 2006.  Stockholders' equity increased due to $1.0 million in net income earned in the first half of 2007, $256 thousand from the exercise of stock options, $67 thousand through the compensation expense of stock options, restricted stock grants and stock awards and the tax benefit of stock options exercised.  Upon the adoption of SFAS 159, accumulated other comprehensive loss decreased by $262 thousand, as retained earnings were charged the same $262 thousand. These changes were offset by a $101 thousand decrease in common stock due to the purchase and retirement of treasury shares, cash dividends paid of $445 thousand and an unrealized loss on securities available for sale, net of income tax, decreased stockholders' equity by $399 thousand.

Liquidity and Capital Resources

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2007, had the ability to borrow up to $25.6 million against its one to four family mortgages and selected investment securities as collateral for borrowings.  The Company had outstanding borrowings with the FHLBNY totaling $20.3 million.  The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $32.2 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At June 30, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At June 30, 2007, liquid investments totaled $26.0 million and all mature within 30 days.

At June 30, 2007, the Company had $45.7 million of securities classified as available for sale.  Of these securities, $32.1 million had $548 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

At June 30, 2007 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them.  The table below presents the capital ratios at June 30, 2007, for the Company and the Bank, as well as the minimum regulatory requirements.

(Dollars in thousands)	Amount	Ratio	Minimum Amount	Minimum Ratio
The Company:
Leverage Capital	$44,041	12.04%	>$14,632	4%
Tier 1 - Risk Based	44,041	14.30%	> 12,317	4%
Total Risk-Based	53,649	17.42%	> 24,635	8%
The Bank:
Leverage Capital	30,296	8.31%	> 14,58	4%
Tier 1 Risk-Based	30,296	9.88%	> 12,266	4%
Total Risk-Based	34,132	11.13%	> 24,53	8%

Index

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments.

	Payments due by period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	$20,226	$2,053	$113	$7,060	$11,000
Operating lease obligations	2,347	436	603	489	819
Purchase obligations	460	460	-	-	-
Time deposits	133,902	122,650	10,621	531	100
Nonqualified supplemental salary continuation plan	2,115	-	158	194	1,763
Junior subordinated debentures	18,042	-	-	-	18,042
Total	$177,092	$125,599	$11,495	$8,274	$31,724

The Company has no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the junior subordinated debentures of Sussex Capital Trust I and Sussex Capital Trust II, which are included in the above table.  The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2007 totaled $78.5 million and consisted of $48.7 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, and $16.6 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios.  Through the first six months of 2007, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease.  At June 30, 2007 the percentages of change were within policy limits.

Index

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

The following table sets forth our interest rate risk profile at June 30, 2007 and 2006.  The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	June 30, 2007			June 30, 2006
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	$112	0.03%	-1.45%	$(492)	-0.15%	7.52%
Down 100 basis points	344	0.09%	-8.95%	(5)	0.00%	0.14%
Up 100 basis points	(623)	-0.16%	-16.20%	(228)	-0.07%	-6.97%
Up 200 basis points	(1,530)	-0.40%	-19.88%	(725)	-0.22%	-11.09%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares and on April 19, 2006 to 150,000 shares of the Company’s common stock.  There were no purchases in the second quarter of 2007 and as of June 30, 2007, 108,646 shares had been purchased as part of the plan and 41,354 shares were left to be purchased under the plan.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On April 25, 2007, the Registrant held its annual meeting of shareholders to elect members of the Company’s Board of Directors.

Nominees for election to the Board of Directors received the following votes:

Nominees:	For	Withhold Authority
Anthony Abbate	2,615,319	186,299
Irvin Ackerson	2,615,621	185,997
Richard Branca	2,616,995	184,623
Terry Thompson	2,616,965	184,653

Index

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
Date: August 10, 2007