Form 10-Q
period 2007-09-30
SUSSEX BANCORP
filed 2007-11-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 5, 2007 there were 3,145,350 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	September 30, 2007	December 31, 2006

Cash and due from banks	$10,056	$10,170
Federal funds sold	11,255	11,995
Cash and cash equivalents	21,311	22,165

Interest bearing time deposits with other banks	100	100
Trading securities	11,865	-
Securities available for sale	46,248	54,635
Federal Home Loan Bank Stock, at cost	1,358	1,188

Loans receivable, net of unearned income	293,906	262,276
Less: allowance for loan losses	4,098	3,340
Net loans receivable	289,808	258,936

Premises and equipment, net	8,897	7,794
Accrued interest receivable	2,046	1,910
Goodwill	2,820	2,820
Other assets	7,481	6,749

Total Assets	$391,934	$356,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$38,315	$40,083
Interest bearing	282,116	255,687
Total Deposits	320,431	295,770

Borrowings	20,213	18,251
Accrued interest payable and other liabilities	3,158	2,529
Junior subordinated debentures	12,887	5,155

Total Liabilities	356,689	321,705

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,156,025 in 2007 and 3,158,399 in 2006;
outstanding shares 3,145,350 in 2007 and 3,152,374 in 2006	27,252	27,306
Retained earnings	8,037	7,415
Accumulated other comprehensive loss	(44)	(129)

Total Stockholders' Equity	35,245	34,592

Total Liabilities and Stockholders' Equity	$391,934	$356,297

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans receivable, including fees	$5,038	$4,374	$14,572	$12,404
Securities:
Taxable	439	365	1,239	1,067
Tax-exempt	255	263	762	783
Federal funds sold	193	120	354	315
Interest bearing deposits	1	1	4	11
Total Interest Income	5,926	5,123	16,931	14,580

INTEREST EXPENSE
Deposits	2,548	1,987	7,111	4,907
Borrowings	241	167	706	526
Junior subordinated debentures	226	117	460	329
Total Interest Expense	3,015	2,271	8,277	5,762

Net Interest Income	2,911	2,852	8,654	8,818
PROVISION FOR LOAN LOSSES	324	117	868	562
Net Interest Income after Provision for Loan Losses	2,587	2,735	7,786	8,256

OTHER INCOME
Service fees on deposit accounts	362	349	1,016	1,017
ATM and debit card fees	109	97	300	276
Insurance commissions and fees	618	600	2,136	2,021
Investment brokerage fees	26	74	239	214
Holding gains on trading securities	194	-	192	-
Gain on sale of securities, available for sale	10	-	10	-
Other	149	179	396	431
Total Other Income	1,468	1,299	4,289	3,959

OTHER EXPENSES
Salaries and employee benefits	1,792	1,759	5,403	5,154
Occupancy, net	319	280	932	810
Furniture, equipment and data processing	372	300	1,066	875
Stationary and supplies	46	47	138	143
Professional fees	120	153	424	498
Advertising and promotion	174	110	415	440
Insurance	41	47	135	151
Postage and freight	36	52	124	164
Amortization of intangible assets	15	40	78	113
Other	369	402	1,145	1,200
Total Other Expenses	3,284	3,190	9,860	9,548

Income before Income Taxes	771	844	2,215	2,667
PROVISION FOR INCOME TAXES	238	266	664	841
Net Income	$533	$578	$1,551	$1,826

EARNINGS PER SHARE
Basic	$0.17	$0.18	$0.49	$0.58
Diluted	$0.17	$0.18	$0.49	$0.57

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Loss	Stock	Equity

Balance January 1, 2006	3,153,004	$27,300	$5,842	$(218)	$-	$32,924
Comprehensive income:
Net income	-	-	1,826	-	-	1,826
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	154	-	154
Total Comprehensive Income						1,980

Treasury shares purchased	(23,458)	-	-	-	(336)	(336)
Treasury shares retired	-	(336)	-	-	336	-
Exercise of stock options	6,154	56	-	-	-	56
Income tax benefit of stock options exercised	-	7	-	-	-	7
Issuance of 6,450 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	41	-	-	-	41
Compensation expense related to stock awards	1,000	15	-	-	-	15
Shares issued through dividend reinvestment plan	6,481	93	-	-	-	93
Dividends on common stock ($.21 per share)	-	-	(665)	-	-	(665)

Balance September 30, 2006	3,143,181	$27,176	$7,003	$(64)	$-	$34,115

Balance January 1, 2007	3,152,374	$27,306	$7,415	$(129)	$-	$34,592
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 8)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	1,551	-	-	1,551
Change in unrealized gains (losses) on securities available
for sale, net of tax	-	-	-	(177)	-	(177)
Total Comprehensive Income						1,374

Treasury shares purchased	(30,800)	-	-	-	(397)	(397)
Treasury shares retired	-	(397)	-	-	397	-
Exercise of stock options	20,851	256	-	-	-	256
Income tax benefit of stock options exercised	-	18	-	-	-	18
Issuance of 6,875 unvested shares of restricted common
stock, net of related unearned compensation	-	-	-	-	-	-
Forfeit of 300 unvested shares of restricted common shares	-	-	-	-	-	-
Restricted stock vested during the period	1,925	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	54	-	-	-	54
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($.21 per share)	-	-	(667)	-	-	(667)

Balance September 30, 2007	3,145,350	$27,252	$8,037	$(44)	$-	$35,245

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,551	$1,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	868	562
Provision for depreciation and amortization	770	671
Net change in value of trading securities	(192)	-
Net amortization of securities premiums and discounts	5	90
Net realized gain on sale of securities, available for sale	(10)	-
Earnings on investment in life insurance	(79)	(74)
Compensation expense for stock options and stock awards	69	56
(Increase) decrease in assets:
Accrued interest receivable	(136)	140
Other assets	(615)	(638)
Increase in accrued interest payable and other liabilities	647	473

Net Cash Provided by Operating Activities	2,878	3,106

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(15,475)	(7,541)
Proceeds from sale of securities	2,335	-
Maturities, calls and principal repayments	6,886	9,255
Trading securities:
Purchases	(1,240)	-
Proceeds from sale of securities	905	-
Maturities, calls and principal repayments	3,015	-
Net increase in loans	(31,740)	(39,451)
Purchases of bank premises and equipment	(1,795)	(1,423)
Decrease (increase) in FHLB stock	(170)	61
Net decrease in interest bearing time deposits with other banks	-	400
Net cash received for branch acquisition	-	2,354

Net Cash Used in Investing Activities	(37,279)	(36,345)

Cash Flows from Financing Activities
Net increase in deposits	24,661	28,415
Proceeds from borrowings	8,000	-
Repayments of borrowings	(6,038)	(3,036)
Proceeds from junior subordinated debentures	12,887	-
Repayments of junior subordinated debentures	(5,155)	-
Proceeds from the exercise of stock options	256	56
Purchase of treasury stock	(397)	(336)
Dividends paid, net of reinvestments	(667)	(572)

Net Cash Provided by Financing Activities	33,547	24,527

Net Decrease in Cash and Cash Equivalents	(854)	(8,712)

Cash and Cash Equivalents - Beginning	22,165	24,780
Cash and Cash Equivalents - Ending	$21,311	$16,068

Supplementary Cash Flows Information
Interest paid	$7,920	$5,655
Income taxes paid	$1,227	$926

See Notes to Consolidated Financial Statements

Index

Sussex Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., and Tri-State Insurance Agency, Inc., (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey.   All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc. SussexMortgage.com commenced operations in the third quarter of 2005.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Company has received regulatory approval for a branch location in Pike County, Pennsylvania.  It is anticipated that the branch will open in late 2008.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

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

    The following table sets forth the computations of basic and diluted earnings per share.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$533	3,158	$0.17	$578	3,151	$0.18
Effect of dilutive securities:
Stock options	-	23		-	33
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$533	3,181	$0.17	$578	3,184	$0.18

Index

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$1,551	3,161	$0.49	$1,826	3,156	$0.58
Effect of dilutive securities:
Stock options	-	31		-	33
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,551	3,192	$0.49	$1,826	3,189	$0.57

3.  Comprehensive Income

       The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Unrealized holding gain (loss) on available for sale securities	$382	$920	$(283)	$256
Reclassification adjustments for gains included in net income	(10)	-	(10)	-
Net unrealized gain (loss)	372	920	(293)	256
Tax effect	(150)	(368)	116	(102)
Other comprehensive income gain (loss), net of tax	$222	$552	$(177)	$154

4. Segment Information

      The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$2,911	$-	$2,911	$2,852	$-	$2,852
Other income from external sources	850	618	1,468	699	600	1,299
Depreciation and amortization	247	10	257	221	12	233
Income before income taxes	756	15	771	822	22	844
Income tax expense (1)	232	6	238	257	9	266
Total assets	388,650	3,284	391,934	343,166	3,345	346,511

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Banking and	Insurance		Banking and	Insurance
	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$8,654	$-	$8,654	$8,818	$-	$8,818
Other income from external sources	2,153	2,136	4,289	1,938	2,021	3,959
Depreciation and amortization	740	30	770	636	35	671
Income before income taxes	1,922	293	2,215	2,433	234	2,667
Income tax expense (1)	547	117	664	747	94	841
Total assets	388,650	3,284	391,934	343,166	3,345	346,511

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments.  No stock options have been granted in 2007.  During the first nine months of 2007, the Company expensed $54 thousand in stock-based compensation under stock option plans and restricted stock awards, including $15 thousand related to stock option plans.  At September 30, 2007, the unrecognized compensation expense for stock option plans was $17 thousand and will be recognized through July of 2008.

Information regarding the Company’s stock option plans as of September 30, 2007 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	245,286	$12.99
Options exercised	(20,851)	12.28
Options outstanding, end of quarter	224,435	$13.06	5.56	$(248,764)
Options exercisable, end of quarter	213,410	$13.06	7.29	$(236,662)
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercisable shares	$7.32 to $17.52

The total intrinsic value or fair market price over the exercise price, of stock options exercised was $57,000 during the first nine months of 2007.

Information regarding the Company’s restricted stock activity as of September 30, 2007 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	6,025	$14.90
Granted	6,875	15.22
Forfeited	(300)	15.50
Vested	(1,925)	14.84
Restricted stock, end of quarter	10,675	$15.06

Compensation expense recognized for restricted stock was $39 thousand for the first nine months of 2007.  At September 30, 2007, unrecognized compensation expense for non-vested restricted stock was $128 thousand, which is expected to be recognized over an average period of 2.8 years.

6.           Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,454,000 of undrawn standby letters of credit outstanding as of September 30, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

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

The Company elected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities and reclassified them as trading securities.  At December 31, 2006, it was the Company’s intent to hold these investments until maturity or market price recovery and classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report in form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company has achieved.

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

The Company records trading securities at fair value.  Any holding gains and losses on those trading securities are reflected in the consolidated statement of income. The degree of judgment utilized in measuring the fair value of trading securities generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of asset, whether the asset has an established market and the characteristics specific to the transaction.  Trading securities with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in

Index

measuring fair value.  Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

The following table summarizes the valuation of the Company’s trading assets and available-for-sale securities by the above SFAS No. 157 pricing observability levels as of September 30, 2007:

Fair Value Measurements at
September 30, 2007 Using
		Quoted Prices in	Significant
	Fair	Active Markets	Other	Significant
	Value	for Identical	Observable	Unobservable
	Measurements	Assets	Inputs	Inputs
(Dollars in thousands)	9/30/2007	(Level I)	(Level II)	(Level III)

Trading securities	$11,865	$-	$11,865	$-
Available for sale securities	46,248	-	46,248	-

There was a gain on trading securities recorded on the income statement of $194,000 for the three month period ended September 30, 2007 and $192,000 for the nine month period ended September 30, 2007.

9.  New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation was effective for the nine months ended September 30, 2007.  As of September 30, 2007 and January 1, 2007, the Company had an insignificant amount of unrecognized tax benefits; therefore the adoption of the interpretation did not have a material impact on our consolidated financial statements.

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

Index

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Option No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a  cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted.  We are evaluating the effect of adopting EITF 06-4 on our consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company's goal is to serve as community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York.  In addition, the Company has received regulatory approval to open an office in Westfall Township, Pennsylvania.  This office is expected to open in late 2008.  The Company completed the construction and moved its Wantage branch to its new location on June 30, 2007.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 4 to the Consolidated Financial Statements for September 30, 2007 included herein for more financial data regarding our two segments.

Index

During the first quarter of 2007, the Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115 and No. 157 Fair Value Measurements. See Note 8 to the Consolidated Financial Statements for September 30, 2007.

The Company has continued to face strong competition for cost effective deposits in its primary trade area. This competition has caused us to rely more heavily on time deposits to fund our growing loan portfolio. Time deposits, however, generally bear higher rates of interest than do savings or transactional accounts, and our reliance on time deposits has caused our net interest margin to decline. Management is addressing the margin compression by closely monitoring rates offered on deposit products and seeking to enhance its yield on interest earning assets, primarily its loan portfolio. The Company will no longer seek to compete on rate for all potential customers, but only on its more profitable relationships. This may lead to a slowing in the rate of growth of the Company’s loan portfolio, as certain borrowers elect to obtain credit products from competing institutions. However, management believes this will benefit the Company’s net interest margin and profitability.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2007 and September 30, 2006

Overview

The Company realized net income of $533 thousand for the third quarter of 2007, a decrease of $45 thousand, or 7.9%, from the $578 thousand reported for the same period in 2006. Basic and diluted earnings per share for the three months ended September 30, 2007 were $0.17 compared to $0.18 for the comparable period of 2006.  The decline in both net income and earnings per share reflects continued pressure on the Company’s net interest margin, as well as an increase in the Company’s provision for loan losses due to an increase in the Company’s non-performing loans.

Index

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2007 and 2006.
	Three Months Ended September 30,
(dollars in thousands)	2007			2006
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,187	$329	5.40%	$24,429	$348	5.65%
Taxable	36,026	439	4.83%	35,441	365	4.09%
Total securities	60,213	768	5.06%	59,870	713	4.72%
Total loans receivable (4)	288,773	5,038	6.92%	247,473	4,374	7.01%
Other interest-earning assets	14,959	194	5.16%	9,185	121	5.24%
Total earning assets	363,945	$6,000	6.54%	316,528	$5,208	6.53%

Non-interest earning assets	29,053			26,698
Allowance for loan losses	(3,878)			(3,118)
Total Assets	$389,120			$340,108

Sources of Funds:
Interest bearing deposits:
NOW	$60,917	$329	2.15%	$60,964	$385	2.50%
Money market	41,624	393	3.75%	31,580	334	4.19%
Savings	37,294	86	0.91%	44,425	101	0.91%
Time	141,317	1,740	4.88%	104,616	1,167	4.43%
Total interest bearing deposits	281,152	2,548	3.60%	241,585	1,987	3.26%
Borrowed funds	20,218	241	4.65%	13,265	167	4.94%
Junior subordinated debentures	13,335	226	6.65%	5,155	117	8.85%
Total interest bearing liabilities	314,705	$3,015	3.80%	260,005	$2,271	3.47%

Non-interest bearing liabilities:
Demand deposits	37,076			44,581
Other liabilities	2,320			1,781
Total non-interest bearing liabilities	39,396			46,362
Stockholders' equity	35,019			33,741
Total Liabilities and Stockholders' Equity	$389,120			$340,108

Net Interest Income and Margin (5)		$2,985	3.25%		$2,937	3.68%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $48 thousand, or 1.6%, to $3.0 million for the three months ended September 30, 2007 from $2.9 million for the same three month period in 2006.  Total average earning assets increased by $47.4 million, or 15.0%, to $363.9 million for the three months ended September 30, 2007, while total interest bearing liabilities increased $54.7 million, or 21.0%, to $314.7 million during the same three month period. The major increase in average earning assets was in the loan portfolio while the largest increase in interest bearing liabilities was in time deposits.

Index

The net interest margin decreased, on a fully taxable equivalent basis, by 43 basis points to 3.25% for the three months ended September 30, 2007 compared to 3.68% for the same period in 2006, as the yield on total earning assets increased 1 basis point to 6.54% and the cost of total interest bearing liabilities increased 33 basis points to 3.80% in the three month period ended September 30, 2007 from the same period a year earlier.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $792 thousand to $6.0 million for the three months ended September 30, 2007 compared to $5.2 million in the same period in 2006.  The increase in interest income primarily reflects the $47.4 million increase in average earning assets, as discussed above, as the average yield on earning assets increased 1 basis point to 6.54% for the third quarter of 2007 from 6.53% in the same period in 2006. This marginal increase in yield is the net result of a 9 basis point decline in the yield on loan receivables, offset by a 34 basis point increase in yield on investment securities.  The average balance in loans receivable increased $41.3 million. The decline in yield in loans receivable reflects both continued strong competition for creditworthy loans and the impact of an increase in non-accrual loan balances and their related loss of interest income.

Total interest income on securities, on a fully taxable equivalent basis, increased $55 thousand, to $768 thousand for the quarter ended September 30, 2007 from $713 thousand for the third quarter of 2006.  As the average balance of total securities increased $343 thousand, the yield on securities increased 34 basis points, from 4.72% in the third quarter of 2006 to 5.06% for the third quarter of 2007.  The increase in the average balances of the securities portfolio reflects a $585 thousand increase in taxable securities and a $242 thousand decrease in tax-exempt securities, as new purchases exceeded paydowns and maturities of securities.  The increase in yield was primarily accomplished by the repricing of existing mortgage backed securities and new security purchases in an increasing market rate environment.

The average balance in loans receivable increased $41.3 million, or 16.7%, to $288.8 million in the current three month period from $247.5 million in the same period of 2006, while the interest earned on total loans receivable increased $664 thousand, or 15.2% from the third quarter of 2006 to the current period.  The average rate earned on loans decreased 9 basis points from 7.01% for the three months ended September 30, 2006 to 6.92% for the same period in 2007.  The increase in our loan portfolio average balance reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio, while the decrease in yield is the result of a $4.0 million increase in non-accrual loan balances between the two three month periods and market competition.

Interest Expense

The Company’s interest expense for the three months ended September 30, 2007 increased $744 thousand, or 32.8%, to $3.0 million from $2.3 million for the same period in 2006, as the balance in average interest-bearing liabilities increased $54.7 million, or 21.0% to $314.7 million from $260.0 million between the same two periods.  The average rate paid on total interest-bearing liabilities has increased by 33 basis points from 3.47% for the three months ended September 30, 2006 to 3.80% for the same period in 2007.  The increase in rate reflects both the competitive environment for deposits in the Company’s market area and an increased reliance on time deposits, as traditional savings deposits have declined.

The major component of the Company’s increased interest expense in the third quarter of 2007 was the increase in time deposit interest expense of $573 thousand to $1.7 million as average time deposits increased by $36.7 million to $141.3 million for the three month period ended September 30, 2007 compared to $104.6 million for the same period in 2006. The increase reflects the Company’s advertising efforts on time deposit product offerings.  The average rate paid on time deposits increased 45 basis points from 4.43% for the three months ended September 30, 2006 to 4.88% for the same period in 2007.

The average balance in money market accounts increased $10.0 million, or 31.8%, to $41.6 million for the three months ended September 30, 2007 from $31.6 million for the same period in 2006, as the Company’s tiered money market products continue to attract balances. The average rate paid on money market deposits has decreased 44 basis points, from 4.19% to 3.75% between the third quarter of 2006 to the same period of 2007 due to declining current market rates.

Offsetting these deposit balance increases, average balances in NOW accounts have decreased $47 thousand from $61.0 million during the third quarter of 2006 to $60.9 million during the same period in 2007.  The average rate paid on NOW accounts has decreased 35 basis points from 2.50% to 2.15% during the same two third quarter periods. In addition savings deposit balances have decreased $7.1 million, or 16.1%, to $37.3 million during the third quarter of 2007 from $44.4 million for the same period a year earlier. Depositors have continued to transfer balances from lower yielding savings accounts into higher yielding products, such as the money market accounts or time deposits.

Index

For the quarter ended September 30, 2007, the Company’s average borrowed funds increased $6.9 million to $20.2 million compared to average borrowed funds of $13.3 million during the third quarter of 2006.  The balance at September 30, 2007 consisted of three convertible notes, one repurchase agreement and one amortizing advance from the Federal Home Loan Bank.  The average rate paid on total borrowed funds decreased 29 basis points from the third quarter of 2006 to the same period in 2007, as $6.0 million in convertible notes were called and $11.0 million in lower yielding convertible advances and one $2.0 million repurchase agreement were purchased.

The Company had an average balance of $13.3 million in junior subordinated debentures outstanding during the third quarter of 2007 compared to $5.2 million during the same period in 2006.  One $5.2 million debenture which bore a floating rate of interest averaging 8.85% during the three months ended September 30, 2007 was called and repaid on July 9, 2007 and replaced with a second $12.5 million junior subordinated debenture, issued on June 28, 2007 which also bears a floating rate of interest tied to the three month LIBOR. The rate on this debenture averaged 6.65% for the three months ended September 30, 2007.  The restructuring of the junior subordinated debentures increased the average balance of these instruments by $8.2 million while lowering the Company’s cost 220 basis points.

Provision for Loan Losses

The loan loss provision for the third quarter of 2007 was $324 thousand compared to a provision of $117 thousand in the third quarter of 2006.  The increase is related both to the continued growth in the Company’s loan portfolio and an increase in past due and non-performing loan balances.  Due to current market conditions, two larger loans dependent upon residential unit sales have not kept pace with the expected loan amortization schedules.  Considering the underlying collateral value and the continuing economic environment, management determined that additional provisions were prudent at this time.  See “Loan and Asset Quality.”

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  The Company’s non-interest income increased by $169 thousand, or 13.0%, to $1.5 million for the three months ended September 30, 2007 from $1.3 million for the same period in 2006.  Insurance commission income from Tri-State has increased $18 thousand, or 3.0%, in the third quarter of 2007 over the same period in 2006. Service fees on deposit accounts have increased by $13 thousand, or 3.7%, to $362 thousand in the third quarter of 2007 from $349 thousand during the same period in 2006. ATM and debit card fees increased $12 thousand, or 12.4%, from $97 thousand in the third quarter of 2006 to $109 thousand in the three month period ended September 30, 2007, as the Company has increased its interchange pricing.

We recognized a gain on trading securities of $194 thousand in the third quarter of 2007, following the early adoption of SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities in the first quarter of 2007.  The trading securities gain reflects the mark to market adjustment at September 30, 2007 to the investment securities for which the Company has elected the fair value option.

Investment brokerage fees have decreased $48 thousand, or 64.9%, to $26 thousand in the third quarter of 2007 compared to $74 thousand during the same period in 2006, due to lower volume in investment product sales between the two third quarter periods.  Other non-interest income decreased $29 thousand, or 16.2%, in the third quarter of 2007 to $150 thousand from $179 thousand during the same period a year earlier.  The majority of the decrease in other income in the third quarter of 2007 was a $22 thousand decrease in the Company’s 49% share of joint venture income from SussexMortgage.com.  The decrease was based upon the Company’s accrued income from anticipated September closings.  However, in October of 2007, due to a greater actual volume of closed loans than accrued for in the month of September, an additional $18 thousand was received from the third party, National City Mortgage Corporation.

Non-Interest Expense

Total non-interest expense increased $94 thousand, or 3.0%, from $3.2 million in the third quarter of 2006 to $3.3 million in the third quarter of 2007.  Salaries and employee benefits increased $33 thousand, or 1.9%, occupancy expenses increased $39 thousand, or 13.9%, and furniture, equipment and data processing expenses rose $72 thousand, or 24.0%, between the two three month periods due to branch expansion and upgrades to the Company’s data processing capabilities.  Advertising and promotion expenses increased $64 thousand, or 58.2%, in the third quarter of 2007 from the same period in 2006 as the Company increased its newspaper advertising for time deposits and debit card usage promotion.

Index

Professional fees have decreased $33 thousand, or 21.6%, to $120 thousand in the third quarter of 2007 due to non-recurring audit fees incurred during 2006 in preparation for compliance with  Sarbanes-Oxley Act Section 404 and SEC regulations thereunder.  Certain amortization expenses on intangible assets have expired, reducing these expenses $25 thousand in the third quarter of 2007.  Postage expenses have decreased by $16 thousand in the third quarter of 2007 from the same period one year ago, as the effect of document imaging is being realized.   The $33 thousand decrease in other non-interest expenses in third quarter 2007 over 2006 was mostly attributable to non-recurring ATM losses in 2006.

Income Taxes

The Company’s income tax provision, which includes both federal and state taxes, was $238 thousand and $266 thousand for the three months ended September 30, 2007 and 2006, respectively.  This $28 thousand decrease in income taxes resulted from a decrease in income before taxes of $73 thousand, or 8.7% for the three months ended September 30, 2007 as compared to the same period in 2006 and a benefit from tax-exempt interest on securities.  The Company’s effective tax rate of 31% and 32% for the three months ended September 30, 2007 and 2006, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

Nine Months ended September 30, 2007 and September 30, 2006

Overview

For the nine months ended September 30, 2007, net income was $1.6 million, a decrease of $275 thousand, or 15.1%, from the $1.8 million reported for the same period in 2006.  Basic earnings per share were $0.49 for the nine months ended September 30, 2007 compared to $0.58 for the nine-month period ended September 30, 2006.  Diluted earnings per share were $0.49 for the nine months ended September 30, 2007, a decrease from $0.57 during the first nine months of 2006.

As described above, the decline in net income and earnings per share reflects continued pressure on the Company’s net interest margin, as well as an increase in the Company’s provision for loan losses.  The Company’s net interest income decreased $164 thousand, or 1.9%, in the first nine months of 2007 compared to the prior year, and the Company’s provision for loan losses increased $306 thousand, or 54.5%, during the same nine month period.  Net income before taxes decreased 17.0% as the Company’s tax provision declined 21.1% in the first nine months of 2007 over the same period a year earlier.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2007 and 2006.
Nine Months Ended September 30,
(Dollars in thousands)	2007			2006
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,083	$992	5.51%	$24,258	$1,056	5.82%
Taxable	34,773	1,239	4.76%	35,647	1,067	4.00%
Total securities	58,856	2,231	5.07%	59,905	2,123	4.74%
Total loans receivable (4)	278,102	14,572	7.01%	234,212	12,404	7.08%
Other interest-earning assets	9,283	358	5.16%	9,118	326	4.78%
Total earning assets	346,241	$17,161	6.63%	303,235	$14,853	6.55%

Non-interest earning assets	28,420			25,713
Allowance for loan losses	(3,626)			(2,910)
Total Assets	$371,035			$326,038

Sources of Funds:
Interest bearing deposits:
NOW	$59,130	$971	2.20%	$55,333	$885	2.14%
Money market	38,379	1,097	3.82%	29,122	845	3.88%
Savings	38,860	264	0.91%	47,571	307	0.86%
Time	132,081	4,779	4.84%	95,957	2,870	4.00%
Total interest bearing deposits	268,450	7,111	3.54%	227,983	4,907	2.88%
Borrowed funds	19,785	706	4.70%	14,274	526	4.86%
Junior subordinated debentures	8,052	460	7.54%	5,155	329	8.42%
Total interest bearing liabilities	296,287	$8,277	3.74%	247,412	$5,762	3.11%

Non-interest bearing liabilities:
Demand deposits	37,454			43,242
Other liabilities	2,252			1,902
Total non-interest bearing liabilities	39,706			45,144
Stockholders' equity	35,042			33,482
Total Liabilities and Stockholders' Equity	$371,035			$326,038

Net Interest Income and Margin (5)		$8,884	3.43%		$9,091	4.01%

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

Index

Net Interest Income

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $207 thousand, or 2.3%, to $8.9 million for the nine months ended September 30, 2007 compared to $9.1 million for the same nine month period in 2006.  The net interest margin decreased, on a fully taxable equivalent basis, 58 basis points to 3.43% for the nine months ended September 30, 2007 compared to 4.01% for the same period in 2006.

Interest Income

Total interest income, on a fully taxable equivalent basis, increased by $2.3 million, or 15.5%, to $17.2 million for the nine months ended September 30, 2007 compared to $14.9 million in the first nine months of 2006.  Total average earning assets increased by $43.0 million to $346.2 million in the current nine month period from $303.2 million for the nine months ended September 30, 2006.  The increasing market rate of interest on taxable securities and other interest earning assets combined with the $43.9 million average balance increase in loan receivable average balances have increased the average rate earned on earning assets 8 basis points to 6.63% for the first nine months of 2007 from 6.55% in the same period in 2006.

Total interest income on securities, on a fully taxable equivalent basis, increased $108 thousand, or 5.1%, from the nine months ended September 30, 2006 to the same period in 2007.  As the average balance of total securities decreased $1.0 million and the average rate earned increased 33 basis points, from 4.74% in the first nine months of 2006 to 5.07% for the same period in 2007.  The decrease in average total securities balances was due to the use of funds received from maturities, sales and paydowns primarily to fund the Company’s loan growth.  The increase in yield was accomplished by the increased repricing rate on mortgage backed securities and higher rates earned on new securities purchased in an increasing market rate environment.

The average balance in the loan portfolio for the nine months ended September 30, 2007 increased $43.9 million, or 18.7%, from the first nine months of 2006.  The interest earned on total loans increased $2.2 million, or 17.5% as the average rate earned on loans decreased 7 basis points from 7.08% for the nine months ended September 30, 2006 to 7.01% for the same period in 2007. The decline in yield reflects the Company’s decision, since reversed, to  compete for loan business on the basis of rate as well as the impact of the increase in non-accrual loan balances between the two nine month periods..

Interest Expense

Interest expense increased $2.5 million to $8.3 million for the nine months ended September 30, 2007 from $5.8 million for the nine months ended September 30, 2006. The increase reflects an increase in the average balance of interest bearing liabilities of $48.9 million, to $296.3 million for the first nine months of 2007 from $247.4 million in the same period in 2006. The average rate paid on interest bearing liabilities increased 63 basis points to 3.74% for the first nine months of 2007 from 3.11% for the nine months ended September 30, 2006. The increase in volume and rate mostly reflects an increase in rates of interest on time deposits due to product promotions.

Index

The Company’s interest expense on deposit liabilities for the nine months ended September 30, 2007 increased $2.2 million, or 44.9%, to $7.1 million from $4.9 million for the same period in 2006, as the balance in average interest-bearing liabilities increased $40.5 million, or 17.8% to $268.5 million from $228.0 million between the same two periods.  The average rate paid on total interest-bearing deposits has increased by 66 basis points from 2.88% for the nine months ended September 30, 2006 to 3.54% for the same period in 2007.  The increase in rate reflects both the competitive market for deposits in the Company’s market area and a shift in the deposit portfolio to time deposits and away from traditional savings accounts. Time deposit average balances increased $36.1 million, or 37.7%, to $132.1 million for the first nine months of 2007 from $96.0 million during the first nine months of 2006.  The average rate paid on time deposits during the first nine months of 2007 was 4.84%, or an 84 basis point increase over the 4.00% paid in the first nine months of 2006.  Management closely monitors rates offered on deposit products.  The increase reflects management’s decision to actively compete for deposits on the basis of rate in order to fund our continued loan growth.

The average balance in money market accounts increased $9.3 million, or 31.8%, to $38.4 million for the nine months ended September 30, 2007 from $29.1 million for the same period in 2006. The average rate paid on money market deposits has decreased 6 basis points from 3.88% to 3.82% from the first nine months of 2006 to the same period of 2007, as the Company has promoted tiered personal and business money market accounts which offer higher rates of interest on larger average account balances and business sweep money market products.  Management believes these accounts provide a lower cost source of funds than time deposits, while providing opportunities to enhance customer relationships with the Bank.

Offsetting these deposit balance increases, savings deposit balances have decreased $8.7 million, or 18.3%, to $38.9 million during the first nine months of 2007 from $47.6 million for the same period a year earlier.  As current market rates of interest have increased in the first nine months of 2007 compared to the first nine months of 2006, depositors have transferred balances from lower yielding savings accounts into higher yielding products, such as the time or money market accounts.

For the nine months ended September 30, 2007, the Company’s average borrowed funds increased $5.5 million to $19.8 million compared to average borrowed funds of $14.3 million during the first nine months of 2006.  The average rate paid on total borrowed funds decreased 16 basis points to 4.70% during the first nine months of 2007 from 4.86% for the same period in 2006.   As described in the three month comparison, the Company replaced $6.0 million in convertible notes that were called in June of 2007 with $6.0 million in lower yielding convertible advances and purchased an additional $5.0 million convertible advance in the fourth quarter of 2006 and one $2.0 million repurchase agreement during the first quarter of 2007.

As described above, the Company refinanced $5.0 million in outstanding subordinated debentures on July 9, 2007. Both debentures held a floating rate of interest tied to the three month LIBOR.  The securities called for redemption bore a rate of 9.01%, while the newly issued $12.5 million in junior subordinated debentures have a current rate of 7.13% as of September 30, 2007.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2007 was $868 thousand compared to a provision of $562 thousand in the first nine months of 2006, an increase of $306 thousand, or 54.5%.  The increase in the provision reflects both the continued growth in the Company’s loan portfolio and management’s view of the risk associated with two real estate related construction loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the average balance of the portfolio over both periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.  Also the Loan and Asset Quality and the Allowance for Loan Losses sections should be referenced for additional information on the provision for loan losses.

Non-Interest Income

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.  The Company’s non-interest income increased by $330 thousand, or 8.3%, to $4.3 million for the nine months ended September 30, 2007 from $4.0 million for the same period in 2006.  Tri-State’s insurance commissions and fees have increased $115 thousand, or 5.7%, to $2.1 million in the first nine months of 2007 compared to $2.0 million in the same period a year earlier.  The increase is due to an increase in contingency commission income, reported in the first quarter of 2007, offset by softening market conditions for insurance premium renewals.  Investment brokerage fees have increased by $25 thousand, or 11.7%, to $239 thousand in

Index

the first nine months of 2007 from $214 thousand during the same period in 2006, due to the receipt of several new large brokerage accounts and their related commission income earned in the first quarter of 2007.  Realized holding gains on trading securities resulted in a $192 thousand gain for the first nine months of 2007, following the adoption of SFAS 159 as of January 1, 2007.  As service charges on deposit account income has remained relatively flat, at $1.0 million, between the first nine month periods of 2006 and 2007, ATM and debit card fee income has increased $24 thousand or 8.7%, to $300 thousand in the first nine months of 2007, as interchange fees were increased in 2007.

Non-Interest Expense

Total non-interest expense increased from $9.5 million in the first nine months of 2006 to $9.9 million in the same period in 2007, an increase of $312 thousand, or 3.3%.  Salary and benefits, occupancy and furniture, equipment and data processing expenses increased during the first nine months of 2007 over the same period in 2006, while all other expenses reported nine month declines.  Salaries and employee benefits increased $249 thousand, or 4.8%; occupancy expenses increased $122 thousand, or 15.1% and furniture, equipment and data processing expenses have risen $191 thousand, or 21.8%, from the Company’s expansion into New York State and renovations to the data processing center and maintenance contract costs on computer software products.

Advertising and promotion expenses have decreased $25 thousand, or 5.7%, to $415 thousand in the first nine months of 2007 from $440 thousand during the first nine months of 2006 as the quantity of printed advertisements on deposit product promotions have been reduced.  Professional fees have decreased $74 thousand, or 14.9%, in the first nine months of 2007 to $424 thousand from $498 thousand in the first nine months of 2007, as third party costs to assist in the initial implementation of the internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002 have been completed.  Postage and freight expenses have decreased $40 thousand, or 24.4%, to $124 thousand for the first nine months of 2007 from $164 thousand for the same period a year earlier, as the Company has converted to monthly statements including check images rather than physical checks.

Income Taxes

The Company’s federal and state income tax provision decreased $177 thousand, or 21.1%, to $664 thousand for the nine months ended September 30, 2007 from the $841 thousand recorded for the first nine months of 2006.  This decrease in income taxes resulted from a decrease in income before taxes of $452 thousand, or 17.0%, for the nine months ended September 30, 2007 as compared to the same period in 2006 and the benefit from tax-exempt interest on securities.  The Company’s effective tax rate decreased from 32% for the nine month period ended September 30, 2006 to 30% for the first nine months of 2007.

FINANCIAL CONDITION

September 30, 2007 as compared to December 31, 2006

     At September 30, 2007 the Company had total assets of $391.9 million compared to total assets of $356.3 million at December 31, 2006, an increase of 10.0%, or $35.6 million.  Loans receivable increased $31.6 million, or 12.1%, to $293.9 million while total deposits increased $24.7 million, or 8.3%, to $320.4 million at September 30, 2007 from $295.8 million at December 31, 2006.  Additionally, borrowings increased $2.0 million to $20.2 million and junior subordinated debentures increased $7.7 million to $12.9 million at September 30, 2007 from December 31, 2006.  Securities, available for sale, decreased $8.4 million, to $46.2 million and trading assets increased $11.9 million at September 30, 2007, due to the reclassification of securities under SFAS 159 and $3.5 million in net purchases over maturities, sales and paydowns.

Under the early adoption of SFAS 159, The Fair Value Option for Financial Assets and Liabilities, the Company transferred, at fair value, $14.4 million in securities, available for sale to trading assets as of January 1, 2007 and adjusted $262 thousand of unrealized losses from accumulated other comprehensive loss to retained earnings.  The adjustment to fair value on trading assets at September 30, 2007 resulted in trading asset gain of $192 thousand.

Cash and Cash Equivalents

The Company’s cash and cash equivalents decreased by $854 thousand at September 30, 2007 to $21.3 million from $22.2 million at December 31, 2006.  This decrease mostly reflects the Company’s decrease in federal funds sold of $740 thousand to $11.3 million at September 30, 2007 from $12.0 million at year-end 2006.  The balance in federal funds sold continues to earn competitive short term rates while remaining available to meet current liquidity needs.

Index

Securities Portfolio and Trading Securities

The Company’s securities, available for sale, at fair value, decreased $8.4 million from $54.6 million at December 31, 2006 to $46.2 million at September 30, 2007.  Included in this decrease was the reclassification of $14.4 million in available for sale securities to trading securities, retroactive to January 1, 2007 as the Company adopted SFAS 159 in the first quarter of 2007.  During the first nine months of 2007 the Company purchased $15.5 million in new available for sale securities, $4.9 million in available for sale securities matured, $2.3 million were sold and $1.9 million were repaid or called.  As of September 30, 2007 trading securities balances decreased $2.5 million to $11.9 million due to the net effect of $1.2 million in new security purchases, $906 thousand in sales, $3.0 million in paydowns and net amortization expenses and $192 thousand in holding gains on trading securities.

Balances in state and municipal tax-exempt securities, at fair value, increased $1.3 million to $23.0 million from $21.7 million at December 31, 2006 as balances in taxable securities, at fair value, decreased $9.7 million to $23.2 million at September 30, 2007.  The net decrease in taxable securities included $14.4 million that was transferred to trading securities and purchases that exceeded paydowns of $6.4 million.

The carrying value of the available for sale portfolio at September 30, 2007 includes an unrealized loss of $72 thousand, reflected as accumulated other comprehensive loss of $44 thousand in stockholders’ equity, net of income tax of $28 thousand.  Also recorded in accumulated other comprehensive loss was an adjustment for the adoption of SFAS 159 of $262 thousand which was offset against retained earnings.  This compares with an unrealized loss at December 31, 2006 of $216 thousand, reflected as accumulated other comprehensive loss of $129 thousand in stockholders’ equity, net of income tax of $87 thousand.  Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of September 30, 2007.  There were no held to maturity securities at September 30, 2007 or December 31, 2006.

Loans

The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at September 30, 2007 increased $31.6 million, or 12.1%, to $293.9 million from $262.3 million at year-end 2006.  The balance in loans secured by non-residential property increased $13.9 million, to $153.3 million at September 30, 2007 from $139.4 million on December 31, 2006 and accounts for 52.1% of the Company’s total loan portfolio.  The largest percentage increase during this nine month period was in construction and land development loans, which increased 30.7%, or $9.2 million, from $30.1 million at December 31, 2006 to $39.3 million at September 30, 2007.   During the first nine months of 2007, the Company has increased its one to four family residential mortgage loans $6.5 million, or 10.6%, to $67.4 million.

The increase in loans was funded during the first nine months of 2007 by an increase in deposits and borrowings and a decrease in the Company’s federal funds sold.  The loan to deposit ratios at September 30, 2007 and December 31, 2006 were 90.4% and 87.6%, respectively.

 Loan and Asset Quality

Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans and foreclosed real estate owned (“OREO”), increased by $5.2 million to $7.9 million at September 30, 2007 from $2.7 million at year end 2006. The increase reflects both the impact of variable rate loans resetting at higher market rates of interest, which increases borrowers’ costs of servicing the loans, and a slowdown in the real estate market, which has made it more difficult for commercial borrowers to lease or sell properties. Management believes these non-performing assets are adequately collateralized. The Company’s non-accrual loans increased $5.4 million to $6.8 million at September 30, 2007 from $1.4 million at December 31, 2006.  The non-accrual loans at September 30, 2007 primarily consist of loans which are fully collateralized by real estate.  The Company had $1.0 million in restructured loans at September 30, 2007 and $506 thousand at December 31, 2006.  There were no loans past due over 90 days and still accruing and no OREO properties at September 30, 2007.

The $5.4 million increase in non-accrual loans at September 30, 2007 is primarily attributed to one $4.2 million loan that reached maturity and has not paid off.  In addition, at September 30, 2007 there was an additional loan with a balance of $3.4 million that is presently performing that management has doubts about the ability of the borrowers to continue to comply with the present loan repayment terms. Repayment of these two loans is dependent upon residential unit sales that due to market conditions have not met targeted sales.

Index

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

(Dollars in thousands)	September 30, 2007	December 31, 2006
Non-accrual loans	$6,820	$1,407
Non-accrual loans to total loans	2.32%	0.54%
Non-performing assets to total assets	2.01%	0.75%
Allowance for loan losses as a % of non-performing loans	52.10%	125.61%
Allowance for loan losses to total loans	1.39%	1.27%

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

At September 30, 2007, the total allowance for loan losses was $4.1 million, an increase of $758 thousand from the $3.3 million at December 31, 2006.  The total provision for loan losses was $868 thousand and there were $149 thousand in charge-offs and $39 thousand in recoveries for the first nine months of 2007.  The allowance for loan losses as a percentage of total loans was 1.39% at September 30, 2007 and 1.27% at December 31, 2006.  The 22.7% increase in the allowance for loan losses reflects the related growth in the Company’s loan portfolio and added provisions that management deemed necessary at this time.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Deposits

Total deposits increased $24.6 million, or 8.3%, from $295.8 million at December 31, 2006 to $320.4 million at September 30, 2007.  The Company’s total non-interest bearing deposits decreased $1.8 million to $38.3 million at September 30, 2007 from $40.1 million at December 31, 2006 and interest-bearing deposits increased $26.4 million to $282.1 million at September 30, 2007 from $255.7 million at December 31, 2006.  Interest-bearing deposit balance increases included total time deposit balances increases of $26.6 million, or 21.5%, to $150.3 million and other interest bearing deposit account balance decreases of $181 thousand, or 0.1%, to $131.8 million at September 30, 2007.  Included in time deposit balances are brokered time deposits which at September 30, 2007 accounted for $7.2 million of the total time deposits, an increase of $1.9 million, or 36.2%, from $5.3 million at December 31, 2006.  In order to attract and retain deposits to fund our growing loan portfolio, the Company offers higher rates and emphasizes more expensive accounts, such as time deposits, which bear higher rates than transactional or savings accounts.  Brokered time deposits are also available to fund liquidity needs of the Company.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain larger time deposits, and has resulted in an increase in brokered time deposits.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Index

Borrowings

As of September 30, 2007, the Company had $20.2 million in borrowings at an average interest rate of 4.67%, compared to $18.3 million in borrowings at an average rate of 4.69% at December 31, 2006.  The borrowings consist of four advances and one repurchase agreement from the Federal Home Loan Bank (“FHLB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans and the repurchase agreement is secured by selected investment securities held at the FHLB.  Three long-term advances totaling $15.0 million, all with quarterly convertible options, allow the FHLB to change the note rate to a then current market rate.  In November of 2005, the Company entered into a $3.2 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.  A one year $2.0 million repurchase agreement was entered into in March of 2007 at a rate of 5.15%.

Junior Subordinated Debentures

On June 28, 2007, the Company raised $12.5 million in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2007 was 7.13%.  The securities may be called at par anytime after September 15, 2012 or if the regulatory capital or tax treatment of the securities is substantially changed.  The Company’s $5.0 million in trust preferred securities issued on July 11, 2002, were called on July 9, 2007.  The rate on these securities at July 11, 2007 was 9.01%.  These trust preferred securities are included in the Company’s and the Bank’s capital ratio calculations.

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

Equity

Stockholders' equity, inclusive of accumulated other comprehensive income (loss), net of income taxes, was $35.2 million at September 30, 2007, an increase of $653 thousand over the $34.6 million at year-end 2006.  Stockholders' equity increased due to $1.6 million in net income earned in the first nine months of 2007, $256 thousand from the exercise of stock options, $87 thousand through the compensation expense of stock options, restricted stock grants and stock awards and the tax benefit of stock options exercised.  Upon the adoption of SFAS 159, accumulated other comprehensive loss decreased by $262 thousand, as retained earnings were charged the same $262 thousand. These changes were offset by a $397 thousand decrease in common stock due to the purchase and retirement of treasury shares, cash dividends paid of $667 thousand and an unrealized loss on securities available for sale, net of income tax, decreased stockholders' equity by $177 thousand.

Liquidity and Capital Resources

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2007, had the ability to borrow up to $29.5 million against its one to four family mortgages and selected investment securities as collateral for borrowings.  The Company had outstanding borrowings with the FHLBNY totaling $20.2 million.  The bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $35.5 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At September 30, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At September 30, 2007, liquid investments totaled $21.3 million and all mature within 30 days.

At September 30, 2007, the Company had $46.2 million of securities classified as available for sale.  Of these securities, $16.6 million had $338 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

At September 30, 2007 the Company and the Bank both meet the well-capitalized regulatory standards applicable to them.  The table below presents the capital ratios at September 30, 2007, for the Company and the Bank, as well as the minimum regulatory requirements.

Index

(Dollars in thousands)	Amount	Ratio	Minimum Amount	Minimum Ratio
The Company:
Leverage Capital	$44,112	11.43%	>$15,435	4%
Tier 1 - Risk Based	44,112	13.90%	> 12,691	4%
Total Risk-Based	49,209	15.51%	> 25,381	8%
The Bank:
Leverage Capital	30,775	8.00%	> 15,383	4%
Tier 1 Risk-Based	30,775	9.78%	> 12,585	4%
Total Risk-Based	34,713	11.03%	> 25,170	8%

Contractual Obligations

The following table represents the Company’s contractual obligations to make future payments.

		Payments due by period
		Less than			More than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings	20,213	$2,053	$115	$7,045	$11,000
Operating lease obligations	2,224	421	574	495	734
Purchase obligations	311	311	-	-	-
Time deposits	150,358	119,801	29,982	474	101
Nonqualified supplemental salary continuation plan	2,115	33	158	215	1,709
Junior subordinated debentures	12,887	-	-	-	12,887
Total	$188,108	$122,619	$30,829	$8,229	$26,431

The Company has no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the junior subordinated debentures of Sussex Capital Trust II, which is included in the above table.  The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2007 totaled $67.9 million and consisted of $30.5 million in commitments to grant commercial real estate, construction and land development loans, $11.9 million in home equity lines of credit, and $25.5 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Index

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

Our board of directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios.  Through the first nine months of 2007, we sought to remain relatively balanced, and our policies provide for a variance of no more than 25% of net interest income, at a 100 and 200 basis point increase or decrease.  At September 30, 2007 the percentages of change were within policy limits.

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

The following table sets forth our interest rate risk profile at September 30, 2007 and 2006.  The interest rate sensitivity of our assets and liabilities, and the impact on net interest income, illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	September 30, 2007			September 30, 2006
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	$(160)	-0.04%	2.05%	$76	0.02%	-1.11%
Down 100 basis points	209	0.05%	-5.39%	299	0.09%	-8.69%
Up 100 basis points	(557)	-0.14%	-14.35%	(558)	-0.16%	-16.24%
Up 200 basis points	(1,402)	-0.36%	-18.04%	(1,394)	-0.41%	-20.27%

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares; on April 19, 2006 to 150,000 shares and on August 23, 2007 to 250,000 shares of the Company’s common stock.

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1, 2007 through July 31, 2007	-	-
August 1. 2007 through August 31, 2007	24,000	$12.33
September 1, 2007 through September 30, 2007	-	-
Total	24,000	$12.33	132,646	117,354

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

Number	Description
10.1	Sussex Bank Executive Incentive and Deferred Compensation Plan – Amendment #1
10.2	First Amendment to the Sussex Bank Salary Continuation Agreement Dated January 8, 2004 for Terry H. Thompson
10.3	Third Amendment to the Sussex Bank Salary Continuation Agreement Dated May 15, 2000 for Donald L. Kovach
31.1	Certification of Donald L. Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

By:	/s/ Candace A. Leatham
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer
Date: November 14, 2007