Form 10-K
period 2007-12-31
SUSSEX BANCORP
filed 2008-03-19
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 0-29030

SUSSEX BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Munsonhurst Rd., Franklin, NJ	07416
(Address of principal executive offices)	(Zip Code)

(973) 827-2914
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                No ☒

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 22, 2008 was $30,293,000. The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 7, 2008 was 3,111,375.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975.  The Bank operates from its main office at 399 Route 23, Franklin, New Jersey, and its nine branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague, New Jersey; 33 Main Street, Sparta, New Jersey; 378 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey; 165 Route 206, Andover, New Jersey; 20-22 Fowler Street, Port Jervis, New York; and 65-67 Main Street, Warwick, New York.  On November 7, 2005, the Bank entered into an agreement to purchase the Port Jervis, New York branch office of NBT Bank, N.A. and expand its branch network outside of Sussex County New Jersey for the first time.  The transaction was consummated on March 24, 2006. As part of the transaction, the Bank assumed approximately $6.3 million in deposits and acquired approximately $3.4 million in loans.   The Company received regulatory approval to establish a branch in Milford, Pennsylvania in 2007. It is anticipated that the branch will open in 2009.

On October 1, 2001, the Company acquired all of the outstanding stock of Tri-State Insurance Agency, Inc. (“Tri-State”).  Tri-State is a full service insurance agency located in Augusta, New Jersey. Tri-State’s operations are considered a separate segment for financial disclosure purposes.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB").  The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.  The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").  The operations of Tri-State are also subject to supervision and regulation by the Department.  The principal executive offices of the Company are located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey 07416, and the telephone number is (973) 827-2914.

The Company has two business segments, banking and financial services and insurance services. For Financial data on the segments see Part II, Item 8, “Financial Statements,” Note 3 of the consolidated financial statements.

BUSINESS OF THE COMPANY

The Company's primary business is ownership and supervision of the Bank and Tri-State, a subsidiary of the Bank.  The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the northwest New Jersey, northeast Pennsylvania and Orange County, New York trade areas.  The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.  The Company does not invest in sub prime investments or loans.  In 2005, the Company formed a joint venture with National City Mortgage Inc., called SussexMortgage.com LLC to originate one to four family mortgage loans for funding by third party investors for sale into the secondary market.  Servicing is released to the third party investors. SussexMortgage.com operates from offices in Augusta, New Jersey.

Index

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

PERSONNEL

At December 31, 2007, the Company employed 114 full-time employees and 21 part-time employees.  None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

BANK HOLDING COMPANY REGULATION

GENERAL

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended,  (the BHCA), we are subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (FRB).  We are required to file with the FRB annual reports and other information regarding our business operations and those of our subsidiaries.

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

Index

and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and need of the community to be served when reviewing acquisitions or mergers.

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from; (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public; such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects; such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

The FRB has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less then $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria. We do not meet these criteria, and so are not subject to a minimum consolidated capital requirement.  In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The leverage requirement also only applies on a consolidated basis if the risk based capital requirements discussed above apply to a holding company on a consolidated basis. We do not have a minimum consolidated capital requirement at the holding company level at this time.

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

Index

INSURANCE OF DEPOSITS

The Bank's deposits are insured up to a maximum of $100,000 per depositor under the DIF.  In addition, federal law provides for insurance coverage of up to $250,000 for "self-directed" retirement accounts.  The FDIC has established a risk-based insurance premium assessment system through a matrix that sets the assessment rate for a particular institution through a formula that utilizes the institution’s  regulatory examination component ratings and either certain financial ratios or long-term debt issuer ratings. Under the matrix that is currently in effect, the assessment rate ranges from 5 to 43 basis points of assessed deposits.  In 2007, the assessment for federal insurance totaled $127,000.

DIVIDEND RIGHTS

Under the Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

REGULATORY CAPITAL REQUIREMENTS

The FDIC has also adopted risk based capital requirements similar to those adopted by the FRB. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be "Tier I", consisting of common stockholders' equity, certain preferred stock and certain hybrid capital instruments, less certain goodwill items and other intangible assets.  The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) excess of hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given 100% risk-weighting.  Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting.  Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

The FDIC has also adopted leverage capital requirements. These requirements are substantially similar to those adopted by the FRB as discussed above.

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

Index

SOX includes very specific additional disclosure requirements and new corporate government rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•	audit committees;
•	certification of financial statements by the chief executive officer and the chief financial officer;
•	management’s assessment of internal controls over financial reporting;
•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

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

Complying with the requirements of SOX as implemented by the SEC has and will continue to increase our compliance costs and could make it more difficult to attract and retain board members.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

Index

ITEM 2. PROPERTIES

The Company conducts its business through its principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, its ten banking offices, and its insurance agency office.  The following table sets forth certain information regarding the Company's properties as of December 31, 2007.  All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Owned	N/A
96 Route 206 Augusta, New Jersey	Leased	July, 2015
378 Route 23 Wantage, New Jersey	Owned	N/A
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2008
20-22 Fowler Street Port Jervis, New York	Leased (2)	June 30, 2008
65-67 Main Street Warwick, New York	Leased	December, 2008
104 Bennett Ave., Suite 2D Milford, Pennsylvania	Leased	March, 2008

(1)
The Company owns the building housing its former Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for the Company to extend the lease for an additional 25 year term.

(2)	The Company assumed the lease on the Port Jervis, New York branch on March 24, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business.  Except as disclosed below, Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operation of the Company or the Bank.

In connection with a non-performing asset with a current balance of $3.3 million, the Bank has initiated a foreclosure and collection proceeding. The borrower and the guarantor, who are related parties, have asserted various counterclaims against the Bank, claiming, among other things, that they were coerced into signing loan modifications and that the Bank has breached its obligations under the loan agreements. As is permitted under New Jersey law, the claimants have not made demand for any specific amount of damages. The Bank believes the claims are wholly without merit, and intends to vigorously defend the counterclaims and pursue the foreclosure and collection actions.

Index

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the registrant's shareholders during the Fourth Quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock traded on the American Stock Exchange until October 3, 2006. On October 4, 2006 our Common Stock began trading on the NASDAQ Global Market, under the symbol "SBBX".   As of December 31, 2007, the Company had approximately 615 holders of record of its common stock.

The following table shows the high and low sales price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years:

2007	High Sales Price:	Low Sales Price:	Dividends Declared:
4th Quarter	$13.50	$10.86	$0.07
3rd Quarter	$15.00	$10.01	$0.07
2nd Quarter	$15.70	$14.09	$0.07
1st Quarter	$16.14	$14.29	$0.07
2006	High Sales Price:	Low Sales Price:	Dividends Declared:
4th Quarter	$16.99	$14.43	$0.07
3rd Quarter	$14.85	$14.10	$0.07
2nd Quarter	$14.88	$14.44	$0.07
1st Quarter	$15.20	$14.40	$0.07

Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes.

	As of and for the Year Ended December 31
(Dollars in thousands, except per share data))	2007	2006	2005	2004	2003
SUMMARY OF INCOME:
Interest income	$22,808	$19,998	$15,547	$11,791	$10,771
Interest expense	11,387	8,249	4,328	2,814	2,860
Net interest income	11,421	11,749	11,219	8,977	7,911
Provision for loan losses	1,930	733	1,138	558	405
Net interest income after provision for loan losses	9,491	11,016	10,081	8,419	7,506
Other income	5,616	5,244	4,873	4,542	4,103
Other expenses	13,148	12,648	11,603	10,789	9,663
Income before income taxes	1,959	3,612	3,351	2,172	1,946
Income taxes	450	1,148	952	581	505
Net income	$1,509	$2,464	$2,399	$1,591	$1,441

WEIGHTED AVERAGE NUMBER OF SHARES: (a)
Basic	3,150,073	3,154,487	3,163,182	1,965,745	1,879,649
Diluted	3,178,453	3,188,620	3,200,876	2,046,568	1,952,379

PER SHARE DATA:
Basic earnings per share	$0.48	$0.78	$0.76	$0.81	$0.77
Diluted earnings per share	0.47	0.77	0.75	0.78	0.74
Cash dividends (b)	0.28	0.28	0.20	0.27	0.19
Stock dividends	0%	0%	5%	0%	5%

BALANCE SHEET:
Loans, net	$295,506	$258,936	$208,720	$154,642	$132,640
Total assets	393,532	356,297	313,182	278,275	240,617
Total deposits	308,538	295,770	256,847	229,827	207,657
Total stockholders’ equity	34,440	34,592	32,924	31,652	14,904
Average assets	379,155	332,912	291,368	251,338	233,027
Average stockholders’ equity	35,046	33,710	32,368	16,067	14,035

PERFORMANCE RATIOS:
Return on average assets	0.40%	0.74%	0.82%	0.63%	0.62%
Return on average stockholders’ equity	4.31%	7.31%	7.41%	9.90%	10.27%
Net interest margin	3.31%	3.91%	4.34%	4.10%	3.86%
Efficiency ratio (c)	77.17%	74.43%	72.10%	79.81%	80.43%
Other income to net interest income plus other income	32.96%	30.86%	30.28%	33.60%	34.15%
Dividend payout ratio	58%	36%	26%	33%	25%

CAPITAL RATIOS: (d)
Tier I capital to average assets	7.72%	8.54%	9.23%	9.96%	7.02%
Tier I capital to total risk-weighted assets	9.66%	10.46%	12.40%	14.61%	10.96%
Total capital to total risk-weighted assets	10.91%	11.63%	13.55%	15.86%	12.11%
Average equity/average assets	9.24%	10.13%	11.11%	6.39%	6.02%

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans	4.66%	1.01%	0.65%	0.85%	0.99%
Non-performing assets to total assets	3.66%	0.75%	0.44%	0.48%	0.64%
Net loan charge-offs to average total loans	0.05%	0.00%	0.43%	0.01%	0.05%
Allowance for loan losses to total gross loans at period end	1.71%	1.27%	1.24%	1.45%	1.29%
Allowance for loan losses to non-performing loans (e)	36.65%	125.61%	190.04%	169.96%	130.67%

(a)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(b)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends.
(c)	Efficiency ratio is total other expenses divided by net interest income and total other income.
(d)	As the Company has consolidated assets of less than $500 million, it does not have a minimum consolidated requirement. The ratios presented are those of the Bank.
(e)	Non-performing loans includes non-accrual loans, loans past due 90 days and still accruing and renegotiated loans.

Index

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion is intended to assist in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this report.

MANAGEMENT STRATEGY

The Company's goal is to serve as a community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York.  In addition, in 2007 the Company received regulatory approval to open an office in Milford, Pennsylvania.  In June of 2007, the Company completed the relocation of its Wantage, New Jersey branch to its new site.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State"), insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 3 to the Consolidated Financial Statements for December 31, 2006 included herein for more financial data regarding our two segments.

FORWARD LOOKING STATEMENTS

When used in this discussion the words: “believes”, “anticipates”, “contemplated”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes to interest rates, the ability to control costs and expenses, the Company’s ability to integrate new technology into its operations,  general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, the impact of changing statutory and regulatory requirements on the Company  and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements for December 31, 2007 included herein.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Index

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

Stock-Based Compensation. The Company currently has several stock option plans in place for employees and directors of the Company.  The Company accounts for stock options under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment," using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant date fair value estimate in accordance with the provisions of FASB Statement No. 123(R). The Company had 47,679 unvested stock options at December 31, 2005; therefore, the adoption of FASB Statement No. 123(R) relates to these unvested stock options and any stock options granted after January 1, 2006.

Goodwill and Other Intangible Assets. The Company has recorded goodwill of $2.3 million at December 31, 2007 related to the acquisition of Tri-State Insurance Agency on October 1, 2001 and $486 thousand from the acquisition of the Port Jervis, New York branch office on March 24, 2006.  SFAS No. 142, “Goodwill and Other Intangible Assets.” requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.   The Company performs its annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  The Company determined that no impairment write-offs were necessary during 2007 and 2006.

Business unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments.  Among these are future growth rates, discount rates and earnings capitalization rates.  Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair value and could result in impairment charges in the future.

Investment Securities Impairment Evaluation. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

COMPARISION OF OPERATING RESULTS AT YEAR-END DECEMBER 31, 2007 and 2006

Overview. Total assets were $393.5 million at year-end 2007 compared to $356.3 million at year-end 2006, an increase of $37.2 million, or 10.5%.  Total loans, net of the allowance for loan losses, increased $36.6 million, or 14.1%, to $295.5 million at December 31, 2007 from $258.9 million at December 31, 2006.  Total deposits increased by $12.8 million, or 4.3% to $308.5 million at December 31, 2007 from $295.8 million at December 31, 2006.

Index

Results of Operations. For the year ended December 31, 2007, net income was $1.5 million, a decrease of $1.0 million, or 38.8%, from the $2.5 million for the same period in 2006.  Basic earnings per share were $0.48 for the year ended December 31, 2007 compared to $0.78 for the same period last year.  Diluted earnings per share were $0.47 for the year ended December 31, 2007 compared to $0.77 for the same period last year.  For the year ended December 31, 2007 the Company had 3,150,073 average basic shares outstanding, compared to 3,154,487 average basic shares for the year ended December 31, 2006.

The results reflect an increase in the Company’s provision for loan losses of  $1.2 million, or 163.3%, to $1.9 million at December 31, 2007 from $733 thousand at year-end 2006 combined with a decrease in net interest income as a result of increasing interest expense outpacing increases in interest income.  In addition increases in non-interest income, primarily due to holding gains on trading securities and increases in insurance commissions and fees were offset by increases in non-interest expense due to increases in salaries and employee benefits, occupancy and furniture, equipment and data processing related to our continued growth.

Comparative Average Balance and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2007 and 2006.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months Ended December 31,
(Dollars in thousands)	2007			2006
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,033	$1,317	5.48%	$24,018	$1,383	5.76%
Taxable	35,214	1,696	4.82%	35,687	1,455	4.08%
Total securities	59,247	3,013	5.09%	59,705	2,838	4.75%
Total loans receivable (4)	283,346	19,524	6.89%	239,831	17,009	7.09%
Other interest-earning assets	11,603	574	4.95%	10,244	502	4.90%
Total earning assets	354,196	$23,111	6.52%	309,780	$20,349	6.57%

Non-interest earning assets	28,738			26,126
Allowance for loan losses	(3,779)			(2,994)
Total Assets	$379,155			$332,912

Sources of Funds:
Interest bearing deposits:
NOW	$60,377	$1,282	2.12%	$57,974	$1,306	2.25%
Money market	37,317	1,378	3.69%	30,773	1,200	3.90%
Savings	38,142	348	0.91%	45,916	401	0.87%
Time	138,633	6,726	4.85%	100,061	4,190	4.19%
Total interest bearing deposits	274,469	9,734	3.55%	234,724	7,097	3.02%
Borrowed funds	20,397	966	4.74%	14,359	707	4.92%
Junior subordinated debentures	9,271	687	7.41%	5,155	445	8.63%
Total interest bearing liabilities	304,137	$11,387	3.74%	254,238	$8,249	3.24%

Non-interest bearing liabilities:
Demand deposits	37,663			43,036
Other liabilities	2,309			1,928
Total non-interest bearing liabilities	39,972			44,964
Stockholders' equity	35,046			33,710
Total Liabilities and Stockholders' Equity	$379,155			$332,912

Net Interest Income and Margin (5)		$11,724	3.31%		$12,100	3.91%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $376 thousand, or 3.1%, to $11.7 million for the year ended December 31, 2007 compared to $12.1 million in 2006.  Total interest income, on a fully taxable equivalent basis, increased by $2.8 million to $23.1 million for the year ended December 31, 2007 compared to $20.3 million in 2006.  The increase in total interest income reflects a net increase in the volume of interest earning assets, offset by a net decrease in the average rate earned on those assets. Total average earning assets increased by $44.4 million to $354.2 million from $309.8 million for the year ended December 31, 2006.  The average rate earned on total earning assets declined 5 basis points to 6.52% in 2007 from 6.57% for 2006.

Interest expense increased by $3.1 million to $11.4 million for the year ended December 31, 2007 from $8.2 million for the year ago period as a result of increases in market rates of interest, as the average balance in interest bearing liabilities increased $49.9 million, to $304.1 million for the year ended December 31, 2007 from $254.2 million the year earlier. The average rate paid on interest bearing liabilities increased by 50 basis points to 3.74% for the current year from 3.24% for the year ended December 31, 2006.

The net interest margin decreased, on a fully taxable equivalent basis, by 60 basis points to 3.31% in the year ended December 31, 2007 compared to 3.91% for the same period in 2006.

The decrease in rate earned on earning assets and the increase in rate paid on interest bearing liabilities reflects the current highly competitive market for credit worthy borrowers and cost effective deposits in our primary trade area. Although the Federal Reserve began cutting interest rates last September, we did not experience any decline in market rates for deposit products through year end 2007.

Interest Income. Total interest income, on a fully taxable equivalent basis, increased by $2.8 million to $23.1 million for the year ended December 31, 2007 compared to $20.3 million in 2006.  The largest component of the increase was in the loan portfolio.

Total interest income on the loan portfolio increased by $2.5 million to $19.5 million for the current year from $17.0 million in 2006.  Comparing the average balance in the loan portfolio for the year ended December 31, 2007 to the same period in 2006, loans increased $43.5 million, or 18.1%.  The increase in our average loan portfolio reflects our continuing efforts to enhance our loan origination capacity.  The average rate earned on loans decreased 20 basis points to 6.89% for the period ended December 31, 2007 from 7.09% for the same period in 2006.  The decline was due to lower market rates of interest and the increase in average non-accrual loan balances.

Total interest income on securities, on a fully taxable equivalent basis, increased $175 thousand, or 6.2%, from the year ended December 31, 2006 to the same period in 2007.   The average balance of securities decreased $458 thousand, as cash flow from repayments and prepayments was primarily used to fund new loan origination. The average rate increased 33 basis points, from 4.75% in 2006 to 5.09% for 2007.  The increase in yield reflects the repricing of rates on the mortgage-backed securities held in the portfolio.

Interest Expense. The Company’s interest expense for the year ended December 31, 2007 increased $3.2 million, or 38.0%, to $11.4 million from $8.2 million for the same period in 2006, as the average balance in interest-bearing liabilities increased $49.9 million, or 19.6%, to $304.1 million from $254.2 million between the two periods.  The average rate paid on total interest-bearing liabilities increased by 50 basis points from 3.24% for the year ended December 31, 2006 to 3.74% for the same period in 2007.  The increase in interest expense reflects continued competition for deposits in our primary market. In order to attract and retain deposits, the Company has had to offer higher rates and emphasize more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts.  In addition, in 2007 the Company as seen a decrease in average non-interest bearing accounts of $5.4 million, or 12.5%, as customers have shifted excess balances into interest-bearing accounts.

The average balance of time deposits has increased by $38.5 million, or 38.6%, to $138.6 million for the year ended December 31, 2007 compared to $100.1 million the prior year.  The average rate paid on time deposits increased 66 basis points from 4.19% for the period ended December 31, 2006 to 4.85% for the same period in 2007.  The average balance in money market accounts has increased $6.5 million, or 21.3%, to $37.3 million for the year ended December 31, 2007 from $30.8 million for the same period in 2006.  While the average rate paid on money market

Index

deposits decreased 21 basis points from 3.90% to 3.69% between year end 2006 and year end 2007, the Company continued to promote a competitive money market product, while maintaining a market rate of interest.

At December 31, 2007, the Company’s borrowed funds consisted of six convertible notes, one repurchase agreement and one amortizing advance from the Federal Home Loan Bank totaling $35.2 million.  The Company also has $12.9 million in junior subordinated debentures outstanding at December 31, 2007.  The Company’s $5.2 million in junior subordinated debentures issued on July 11, 2002, were called on July 9, 2007.  The average rate paid on the debentures was 7.41% for the year ended December 31, 2007, down 122 basis points from the average rate paid in 2006 of 8.63%.

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

	December 31, 2007 v. 2006
	Increase (decrease)
	Due to changes in:
(Dollars in thousands)	Volume	Rate	Total
Securities:
Tax exempt	$-	$(66)	$(66)
Taxable	(19)	260	241
Total securities (1)	(19)	194	175
Total loans receivable (2)	3,010	(495)	2,515
Other interest-earning assets	67	5	72
Total net change in income on interest-earning assets	3,058	(296)	2,762
Interest bearing deposits:
NOW	53	(77)	(24)
Money Market	244	(66)	178
Savings	(70)	17	(53)
Time	1,797	739	2,536
Interest bearing deposits	2,024	613	2,637
Borrowed funds	287	(28)	259
Junior subordinated debentures	312	(70)	242
Total net change in expense on interest-bearing liabilities	2,623	515	3,138
Change in net interest income	$435	$(811)	$(376)

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
(2) Includes loan fee income

Provision for Loan Losses. The provision for loan losses in 2007 was $1.9 million compared to a provision of $733 thousand in 2006, an increase of $1.2 million or 163.3%.  At December 31, 2007 the Company had $9.7 million in impaired loans requiring a provision for loan losses of $1.7 million, an increase from the $147 thousand in impaired loans reported a year earlier which required a related provision for loan losses of $22,000.  A loan is considered impaired when it is probable that payments of principle or interest will not be paid according to the contractual terms of the loan agreement. For such loans an allowance is established when discounted cash flows of the impaired loan is lower than the carrying value for that loan. The Company does not consider all of its nonaccrual loans to be impaired.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income. The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.  The Company’s non-interest income increased by $372 thousand, or 7.1%, to $5.6 million for the year ended December 31, 2007 from $5.2 million for the same period in 2006.  The increase is primarily attributable to the Company’s increase in insurance commission income of $112 thousand to $2.7 million in 2007 from $2.6 million in 2006 and holding gains on trading securities of $258 thousand in 2007 due to the Company’s early adoption of SFAS No. 159 effective January 1, 2007.  Service charges on deposit account income increased $26 thousand, or 1.9%, to $1.4 million in 2007 and ATM and debit card fee income increased $38 thousand, or 10.2%, to $412 thousand, as interchange fees were increased in 2007.  These increases were partially offset by a decline in gain on the sale of securities of $80

Index

thousand, to $10 thousand for the year ended December 31, 2007 compared to $90 thousand for the year ended December 31, 2006.  Non-interest income from SussexMortgage.com for the year ended December 31, 2007 was $105 thousand as compared to $125 thousand a year earlier.

Non-Interest Expense. Total non-interest expense increased $500 thousand, or 4.0%, from $12.6 million in 2006 to $13.1 million in 2007.  Salaries and employee benefits, the largest component of non-interest expense, increased $281 thousand, or 4.1%.  The increase reflects both the additions to staff due to the Company’s continued growth and expansion and customary annual salary increases for the Bank’s and Tri-State’s existing staff.  Occupancy expenses and furniture, fixtures and data processing expenses have increased $169 thousand, or 15.7% and $252 thousand, or 20.8% respectively, in 2007 over 2006 due to the Company’s continued expansion into New York, the relocation of the Wantage, New Jersey branch and additions and upgrades to the Company’s data processing operations.  Stationary and supplies and postage expenses decreased a combined $53 thousand due to the Company outsourcing the processing of all monthly statements and including check images rather than physical checks.  Professional fees decreased $69 thousand as third party costs to assist in the initial implementation of the internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002 have been completed.

Income Taxes. The Company’s income tax provision, which includes both federal and state taxes, was $450 thousand and $1.1 million for the years ended December 31, 2007 and 2006, respectively.  This 60.1% decrease in income taxes resulted from a decrease in income before taxes of $1.7 million, or 45.8%, and the benefit from tax-exempt interest on securities for the year ended December 31, 2007 compared to the same period in 2006.  The Company’s effective tax rate of 23.0% and 31.8% for the years ended December 31, 2007 and 2006, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the Company’s investment in life insurance on two of our executive officers.

COMPARISION OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2007 AND 2006

At December 31, 2007, the Company had total assets of $393.5 million compared to total assets of $356.3 million at December 31, 2006, an increase of $37.2 million, or 10.5%. Net loans increased $36.6 million, or 14.1%, to $295.5 million at December 31, 2007 from $258.9 million at December 31, 2006.  Total deposits increased to $308.5 million at December 31, 2007 from $295.8 million at December 31, 2006.

Cash and Cash Equivalents. The Company's cash and cash equivalents decreased by $10.4 million or 46.9%, at December 31, 2007 to $11.8 million from $22.2 million at December 31, 2006.  This decrease largely reflects the Company's decrease in federal funds sold of $8.2 million to $3.8 million at December 31, 2007 from $12.0 million at year-end 2006.  The decrease is related to the Company's use of cash and cash equivalents to fund increases in the loan portfolio.

Trading Securities and Securities Portfolio.  The Company's securities portfolio is designed to provide interest income, including tax-exempt income, and also provide a source of liquidity, diversify the earning assets portfolio, allow for management of interest rate risk, and provide collateral for public fund deposits and borrowings.  Securities are classified as either trading securities or available for sale.  The portfolio is composed primarily of obligations of U.S. Government agencies and government sponsored entities including collateralized mortgage obligations issued by such agencies and entities, and tax-exempt municipal bonds.

All securities are classified as trading securities or available for sale and are stated at fair value.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity net of taxes.  Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar requirements.  The Company has no securities classified as held to maturity.  Management determines the appropriate classification of securities at the time of purchase.

Index

The following table shows the carrying value of the Company's available for sale security portfolio as of December 31, 2007, 2006 and 2005.  Securities available for sale are stated at their fair value.

	December 31,
(Dollars in thousands)	2007	2006	2005
U.S. Government agencies	$6,740	$9,655	$10,851
State and political subdivisions	23,384	20,833	23,757
Mortgage-backed securities	16,321	23,168	24,940
Corporate securities	-	-	751
Equity securities	1,952	979	881
Total available for sale	$48,397	$54,635	$61,180

Trading securities, at fair value, consist of the following at December 31, 2007.  There were no trading securities at December 31, 2006 and 2005.

(Dollars in thousands)	2007
U.S. Government agencies	$4,242
Mortgage-backed securities	10,017
Total trading securities	$14,259

The Company's securities, available for sale, decreased by $6.2 million, or 11.4%, to $48.4 million at December 31, 2007 from $54.6 million at December 31, 2006.  Included in this decrease was the reclassification of $14.4 million in available for sale securities to trading securities, retroactive to January 1, 2007 as the Company adopted SFAS 159 in the first quarter of 2007. The Company purchased $19.6 million in new securities during 2007, $2.3 million were sold and $9.0 million matured, were called and were repaid.  There was a $241 thousand net increase in unrealized gains in the available for sale portfolio; a $10 thousand realized gain on the sale of available for sale securities and $54 thousand in net accretion income recorded during 2007.  As of December 31, 2007 trading securities balances decreased $133 thousand to $14.3 million due to the net effect of $4.2 million in new security purchases, $905 thousand in sales, $3.7 million in paydowns and net amortization expenses and $258 thousand in holding gains on trading securities.  This decrease in the Company's securities provided cash to fund the growth in the loan portfolio.  The securities portfolio contained no high-risk securities or derivatives as of December 31, 2007.

The contractual maturity distribution and weighted average yield of the Company's securities, available for sale, at December 31, 2007 are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

December 31, 2007	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$6,730	5.02%	$-	-	$-	-	$-	-
State and political subdivisions	1,436	3.69%	-	-	-	-	22,029	4.24%
Mortgage-backed securities	-	-	2,632	5.35%	760	4.49%	12,784	5.70%
Equity securities	-	-	-	-	-	-	2,001	4.07%
Total available for sale	$8,166	4.79%	$2,632	5.35%	$760	4.49%	$36,814	4.74%

The Company holds $2,032,000 in Federal Home Loan Bank of New York stock at December 31, 2007 that it does not consider an investment security.  Ownership of this restricted stock is required for membership in the Federal Home Loan Bank of New York.

Loans. The loan portfolio comprises the largest part of the Company's earning assets.  Total loans receivable, net of unearned income, at December 31, 2007 increased $38.3 million, or 14.6% to $300.6 million from $262.3 million at year-end 2006.  During the year ended December 31, 2007, new originations have exceeded payoffs both through scheduled maturities and prepayments.  The Company has also increased its activity in the loan participation market as a tool to increase the loan portfolio.  The majority of the originated and sold participations are commercial real estate related loans that exceed the Company's legal lending limit.  The balance in construction and land development loans increased $11.9 million, or 39.4%, residential 1- 4 family real estate loans have increased $9.6 million, or 15.8%, non-residential real estate increased $15.1 million, or 10.9%, and commercial and industrial loans

Index

increased $2.4 million, or 13.1%, from December 31, 2006 to December 31, 2007.  The Company continued to process mortgage originations in-house, with FNMA/Freddie Mac qualifying residential mortgage loans being originated and funded directly by the Bank and referred non-qualifying loans to SussexMortgage.com, the Company's joint venture with the National City Mortgage Corporation.

The following table summarizes the composition of the Company's loan portfolio by type as of December 31, 2003 through 2007:

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial and industrial loans	$20,702	$18,298	$16,667	$14,233	$12,392
Non-residential real estate loans	154,559	139,428	110,391	69,778	59,182
One to four family residential property loans	70,597	60,960	47,409	41,971	46,587
Construction and land development loans	41,954	30,094	23,154	19,863	8,656
Consumer loans	1,483	1,620	1,550	1,500	1,430
Other loans	11,470	12,055	12,318	9,690	6,114
Total gross loans	$300,765	$262,455	$211,489	$157,035	$134,361

The increase in loans was funded during 2007 by an increase in the Company's deposits and borrowings, as well as maturities and payments on securities in the investment portfolio and a decrease in federal funds sold.  The end of the year loan to deposit ratios for 2007 and 2006 were 95.8% and 87.6%, respectively.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2007 are presented in the following table.

	December 31, 2007
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Real estate:
Commercial mortgage	$10,859	$17,175	$126,525
Construction and land development	27,910	12,254	1,790
Residential mortgage	1,294	5,743	63,560
Total real estate	40,063	35,172	191,875
Commercial and industrial	3,541	10,401	6,760
Consumer and other	439	1,219	11,295
Total loans	$44,043	$46,792	$209,930
Interest rates:
Predetermined	16,843	23,809	67,729
Floating	27,200	22,983	142,201
Total loans	$44,043	$46,792	$209,930

Loan and Asset Quality. Non-performing assets consist of non-accrual loans and all loans over ninety days delinquent and foreclosed other real estate owned ("OREO").  The Company's non-accrual loans increased to $12.3 million at December 31, 2007 from $1.4 million at December 31, 2006.  There were $69 thousand in past due loans over 90 days and still accruing interest and no OREO properties at December 31, 2007. Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing and restructured loans, increased by $11.3 million to $14.0 million at year end 2007 from $2.7 million at year end 2006. The increase reflects both the impact of variable rate loans resetting to higher market rates of interest in effect during most of 2007, which increased borrowers’ costs of servicing the loans, and a slowdown in the real estate market, which has made it more difficult for borrowers to lease or sell properties. Two loans representing $7.6 million of the non-accrual balance are dependent upon residential unit sales that due to market conditions have not met targeted levels and prices. As a result, the value of the collateral securing the loans has declined, leading to increased reserves. The balance of the increase reflects a number of individual loans being placed on non-accrual status, all of which Management believes are adequately secured or reserved for.

The Company seeks to actively manage its non-performing assets.  In addition to active monitoring and collecting on delinquent loans management has an active loan review process for customers with aggregate relationships of $250,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real

Index

estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.  Subsequent to year end the Company has brought the credit review process in-house through the hiring of a credit review officer.

Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan portfolio as of December 31, 2003 through 2007.

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans:
Commercial	$449	$-	$-	$726	$343
Consumer	11	-	-	-	-
Construction	10,210	465	-	-	-
Mortgage	1,631	942	816	578	834
Total nonaccrual loans	12,301	1,407	816	1,304	1,177
Loans past due 90 days and still accruing	69	746	535	34	-
Restructured loans	1,655	506	25	-	150
Total non-performing loans	14,025	2,659	1,376	1,338	1,327
Foreclosed real estate	-	-	-	-	223
Total non-performing assets	$14,025	$2,659	$1,376	$1,338	$1,550
Non-performing loans to total loans	4.66%	1.01%	0.65%	0.85%	0.99%
Non-performing assets to total assets	3.56%	0.75%	0.44%	0.48%	0.64%
Interest income received on nonaccrual loans	$50	$10	$42	N/A	$33
Interest income that would have been recorded under the original terms of the loans	$653	$127	$48	$88	$117

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

At December 31, 2007, the allowance for loan losses was $5.1 million, an increase of $1.8 million, or 53.9%, from $3.3 million at December 31, 2006.  The provision for loan losses was $1.9 million and there were $184 thousand in charge-offs and $54 thousand in recoveries for the year of 2007.  The allowance for loan losses as a percentage of total loans was 1.71% at December 31, 2007 compared to 1.27% on December 31, 2006.  The increase in the allowance reflects the growth in the Company’s loan portfolio and additional reserves required to adequately reserve for two loans, described above, secured by real estate where the collateral value  has declined.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Index

The table below presents information regarding the Company's provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$3,340	$2,615	$2,274	$1,734	$1,386
Provision charged to operating expenses	1,930	733	1,138	558	405
Recoveries of loans previously charged-off:
Commercial	2	-	198	10	-
Consumer	46	86	11	3	1
Real Estate	6	-	1	4	4
Total recoveries	54	86	210	17	5
Loans charged-off:
Commercial	70	-	398	15	-
Consumer	102	94	80	16	31
Real Estate	12	-	529	4	31
Total charge-offs	184	94	1,007	35	62
Net charge-offs	130	8	797	18	57
Balance at end of year	$5,140	$3,340	$2,615	$2,274	$1,734
Net charge-offs to average loans outstanding	0.05%	0.00%	0.43%	0.01%	0.05%
Allowance for loan losses to year-end loans	1.71%	1.27%	1.24%	1.45%	1.29%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2007		2006		2005
		% of		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
Commercial	$438	6.88%	$405	6.97%	$477	7.88%
Consumer and other loans	72	4.31%	66	5.21%	42	6.55%
Real estate, construction and development:
Commercial	4,367	65.34%	2,674	64.59%	1,939	63.15%
Residential	263	23.47%	195	23.23%	157	22.42%
Total	$5,140	100.00%	$3,340	100.00%	$2,615	100.00%

	Allowance for Loans Losses at December 31,
	2004		2003
		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial	$519	9.06%	$494	9.22%
Consumer and other loans	29	7.13%	109	5.62%
Real estate, construction and development:
Commercial	1,584	57.08%	990	50.49%
Residential	142	26.73%	141	34.67%
Total	$2,274	100.00%	$1,734	100.00%

Premises and Equipment; Other Assets. Premises and equipment increased by $1.3 million, or 16.9%, from $7.8 million at December 31, 2006 to $9.1 million at December 31, 2007.  This increase is largely due to the completion of the new Wantage, New Jersey branch location and beginning development in Milford, Pennsylvania.

Index

Other assets increased from $9.6 million at December 31, 2006 to $10.3 million at December 31, 2007, an increase of $747 thousand, or 11.1%.  This increase was generated from the prepayment of the Company's expenses and increases in deferred tax asset balances.

Deposits. Total deposits increased $12.8 million, or 4.3%, from $295.8 million at December 31, 2006 to $308.5 million at December 31, 2007.  Non-interest bearing deposits decreased $3.5 million, or 8.6%, to $36.6 million at December 31, 2007 from $40.1 million at December 31, 2006; interest-bearing deposits increased $16.2 million, or 6.4%, to $271.9 million at December 31, 2007 from $255.7 million at December 31, 2006.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Total average deposits increased $34.4 million from $277.8 million at year-end 2006 to $312.1 million at year-end 2007, a 12.4% increase.  Average time deposits increased to $138.6 million, an increase of $38.6 million, or 38.6%, from $100.1 million at year-end 2006.  Average money market accounts increased to $37.3 million, an increase of $6.5 million, or 21.3%, from $30.8 million at year-end 2006.  The change in the deposit portfolio reflects continued competition for deposits in our primary market. In order to attract and retain deposits to fund our growing loan portfolio, the Company has had to offer higher rates and emphasize more expensive accounts, such as time deposits and money market accounts, which typically bear higher rates than transactional or savings accounts, which resulted in a $7.8 million average balance decrease in savings deposits from $45.9 million at year-end 2006 to $38.1 million at year-end 2007.  The Company’s average non-interest bearing demand deposits also declined by $5.4 million, or 12.5%, during 2007 compared to the prior year, as balances have transferred into the Company’s interest-bearing deposit products.

The average balances and weighted average rates paid on deposits for 2007, 2006 and 2005 are presented below.

	Year Ended December 31,
	2007 Average		2006 Average		2005 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$37,663		$43,036		$38,068
Now accounts	60,377	2.12%	57,974	2.25%	43,939	0.68%
Money market accounts	37,317	3.69%	30,773	3.90%	22,083	2.42%
Savings	38,142	0.91%	45,916	0.87%	62,025	0.74%
Time	138,633	4.85%	100,061	4.19%	71,174	2.81%
Total deposits	$312,132		$277,760		$237,289

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2007 is presented in the following table.

(Dollars in thousands)	2007
3 months or less	$9,606
3 to 6 months	12,394
6 to 12 months	4,846
Over 12 months	7,934
Total	$34,780

Borrowings. Borrowings consist of long-term advances from the Federal Home Loan Bank.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  At December 31, 2007 the Company had $35.2 million in notes outstanding at a weighted  average interest rate of 4.30% compared to $18.3 million in notes outstanding at a weighted average rate of 4.70% on December 31, 2006.  During 2007, as $6.0 million in advances were called or repaid, Management purchased $23.0 million in new advances and repurchase agreements.  These additional borrowings were an ALM strategy to secure long term advances at historical low rates to offset maturing higher-priced municipal certificates of deposit accounts. In December of 2007, the Company elected not to competitively bid for approximately $12 million in municipal deposits, electing to use more cost efficient FHLB borrowings as a funding source.

Index

The Company had no short-term borrowings outstanding at December 31, 2007.  The following table summarizes short-term borrowing and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Average daily amount of short-term borrowings outstanding during the period	$28	$29	$202
Weighted average interest rate on average daily short-term borrowings	5.67%	4.96%	2.74%
Maximum short-term borrowings outstanding at any month-end	$2,650	$1,815	$2,195
Short-term borrowings outstanding at period end	-	-	-
Weighted average interest rate on short-term borrowings at period end	-	-	-

Junior Subordinated Debentures. On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2007 was 6.43%.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The Company’s $5.0 million in trust preferred securities issued on July 11, 2002, were called on July 9, 2007.  The rate on these securities at July 9, 2007 was 9.01%.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as  Tier I Capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiaries, Sussex Capital Trust I and Sussex Capital Trust II, are not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier I Capital subject to specified limitations

Equity.  Stockholders' equity inclusive of accumulated other comprehensive income (loss), net of income taxes, was $34.4 million at December 31, 2007, a decrease of $152 thousand from the $34.6 million at year-end 2006.  Stockholders' equity increased due to $1.5 million in net income earned for 2007, $257 thousand from the exercise of stock options and $108 thousand through the compensation expense of stock options granted, restricted stock grants and stock awards and the tax benefit of stock options exercised.  These increases were offset by a $1.0 million decrease in common stock due to the purchase and retirement of treasury shares and cash dividends paid of $888 thousand and an unrealized loss on securities available for sale, net of income tax, of $118 thousand.

LIQUIDITY AND CAPITAL RESOURCES

It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Company is a member of the Federal Home Loan Bank of New York and at December 31, 2007, had the ability to borrow up to $70.2 million against selected mortgages and investment securities as collateral for borrowings.  The Company also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $35.5 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

The Company has borrowings that consist of advances from the Federal Home Loan Bank ("FHLB").  The Company's long-term borrowings total $35.2 million at December 31, 2007 and are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The borrowings consist of six long-term notes that mature between December 21, 2010 and December 26, 2017, each with convertible options which allow the FHLB to change the note to then current market rates, one $2.0 million repurchase agreement which matures March 7, 2008 and one $3.2 million amortizing advance that matures on November 3, 2010. The interest rates on these borrowings range from 3.66% to 5.15%.

Index

At December 31, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied.  At December 31, 2007, liquid investments totaled $11.8 million, and all mature within 30 days.

At December 31, 2007, the Company had $14.3 million in trading securities and $48.4 million in securities available for sale.  Of the available for sale securities, $16.0 million had $344 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market recovery.

The Bank's regulators have classified and defined bank capital as consisting of Tier I capital, which includes tangible stockholders' equity for common stock and certain stock and other hybrid instruments, and Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

The Bank's regulators have implemented risk based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2007, the Bank's Tier I and Tier II capital ratios were 9.66% and 10.91%, respectively. The Company also maintained $9.8 million in cash and cash equivalents which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2007, the Bank had a leverage ratio of 7.72%.

Off-Balance Sheet Arrangements. The company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at December 31, 2007 totaled $63.2 million.  This consisted of $5.9 million in commitments to grant commercial and residential loans, $21.4 million in commercial construction lines of credit, $11.9 million in home equity lines of credit, and the remainder in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Not Applicable

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-ON
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sussex Bancorp

Franklin, New Jersey

We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. The Company's managementis responsible for those consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiaryas of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years thenended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 tothe consolidated financial statements, Sussex Bancorp and its subsidiaryearly adopted the provisions of FASB statement No. 157, “Fair Value Measurements” and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 6, 2008

Index

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars In Thousands, Except Per Share Data)	2007	2006

ASSETS
Cash and due from banks	$7,985	$10,170
Federal funds sold	3,790	11,995
Cash and cash equivalents	11,775	22,165

Interest bearing time deposits with other banks	100	100
Trading securities	14,259	-
Securities available for sale	48,397	54,635
Federal Home Loan Bank Stock, at cost	2,032	1,188

Loans receivable, net of unearned income	300,646	262,276
Less: allowance for loan losses	5,140	3,340
Net loans receivable	295,506	258,936

Premises and equipment, net	9,112	7,794
Accrued interest receivable	2,035	1,910
Goodwill	2,820	2,820
Other assets	7,496	6,749

Total Assets	$393,532	$356,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$36,625	$40,083
Interest bearing	271,913	255,687
Total Deposits	308,538	295,770

Borrowings	35,200	18,251
Accrued interest payable and other liabilities	2,467	2,529
Junior subordinated debentures	12,887	5,155

Total Liabilities	359,092	321,705

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,104,374 in 2007 and 3,158,399 in 2006;
outstanding shares 3,093,699 in 2007 and 3,152,374 in 2006	26,651	27,306
Retained earnings	7,774	7,415
Accumulated other comprehensive (loss)	15	(129)

Total Stockholders' Equity	34,440	34,592

Total Liabilities and Stockholders' Equity	$393,532	$356,297

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars In Thousands Except Per Share Data)	2007	2006

INTEREST INCOME
Loans receivable, including fees	$19,524	$17,009
Securities:
Taxable	1,696	1,455
Tax-exempt	1,014	1,032
Federal funds sold	569	490
Interest bearing deposits	5	12
Total Interest Income	22,808	19,998

INTEREST EXPENSE
Deposits	9,734	7,097
Borrowings	966	707
Junior subordinated debentures	687	445
Total Interest Expense	11,387	8,249

Net Interest Income	11,421	11,749
PROVISION FOR LOAN LOSSES	1,930	733
Net Interest Income after Provision for Loan Losses	9,491	11,016

OTHER INCOME
Service fees on deposit accounts	1,396	1,370
ATM fees	412	374
Insurance commissions and fees	2,688	2,576
Investment brokerage fees	282	265
Holding gains on trading securities	258	-
Net realized gain on sale of securities	10	90
Other	570	569
Total Other Income	5,616	5,244

OTHER EXPENSES
Salaries and employee benefits	7,153	6,872
Occupancy, net	1,246	1,077
Furniture, equipment and data processing	1,462	1,210
Stationary and supplies	187	199
Professional fees	599	668
Advertising and promotion	556	518
Insurance	176	197
Postage and freight	167	208
Amortization of intangible assets	93	150
Other	1,509	1,549
Total Other Expenses	13,148	12,648

Income before Income Taxes	1,959	3,612
PROVISION FOR INCOME TAXES	450	1,148
Net Income	$1,509	$2,464

EARNINGS PER SHARE
Basic	$0.48	$0.78
Diluted	$0.47	$0.77

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2007 and 2006

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands, Except Per Share Amounts)	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2005	3,153,004	$27,300	$5,842	$(218)	$-	$32,924
Comprehensive income:
Net income	-	-	2,464	-	-	2,464
Change in unrealized gains on securities available for sale, net of tax	-	-	-	89	-	89
Total Comprehensive Income						2,553

Treasury shares purchased	(23,458)	-	-	-	(336)	(336)
Treasury shares retired	-	(336)	-	-	336	-
Exercise of stock options	11,979	111	-	-	-	111
Income tax benefit of stock options exercised	-	18	-	-	-	18
Issuance of 6,025 unvested shares of restricted common stock, net of related unearned compensation	-	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	55	-	-	-	55
Compensation expense related to stock awards	4,368	65	-	-	-	65
Shares issued through dividend reinvestment plan	6,481	93	-	-	-	93
Dividends on common stock ($0.28 per share)	-	-	(891)	-	-	(886)

Balance December 31, 2006	3,152,374	$27,306	$7,415	$(129)	$-	$34,592

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 4)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	1,509	-	-	1,509
Change in unrealized losses on securities for available for sale, net of tax	-	-	-	(118)	-	(118)
Total Comprehensive Income						1,391

Treasury shares purchased	(82,451)	-	-	-	(1,020)	(1,020)
Treasury shares retired	-	(1,020)	-	-	1,020	-
Exercise of stock options	20,851	257	-	-	-	257
Income tax benefit of stock options exercised	-	18	-	-	-	18
Issuance of 6,875 unvested shares of restricted common stock, net of related unearned compensation (a)	-	-	-	-	-	-
Restricted stock vested during the period	1,925	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	75	-	-	-	75
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($0.28 per share)	-	-	(888)	-	-	(888)

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440

(a) less 300 unvested shares of restricted common stock that were forfeited.

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2007	2006
Cash Flows from Operating Activities
Net income	$1,509	$2,464
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,930	733
Provision for depreciation and amortization	1,033	911
Net change in value of trading securities	(258)	-
Net amortization of securities premiums and discounts	(7)	101
Net realized gain on sale of securities	(10)	(90)
Deferred income taxes	(556)	(375)
Earnings on investment in life insurance	(106)	(98)
Compensation expense for stock options and stock awards	90	120
Increase in assets:
Accrued interest receivable	(125)	(132)
Other assets	(100)	(222)
Increase (decrease) in accrued interest payable and other liabilities	(44)	591

Net Cash Provided by Operating Activities	3,356	4,003

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(19,635)	(13,434)
Proceeds from sale of securities	2,335	6,942
Maturities, calls and principal repayments	9,014	13,174
Trading securities:
Purchases	(4,245)	-
Proceeds from sale of securities	905	-
Maturities, calls and principal repayments	3,684	-
Net increase in loans	(38,500)	(47,513)
Purchases of bank premises and equipment	(2,258)	(1,936)
Increase in FHLB stock	(844)	(163)
Decrease in interest bearing time deposits with other banks	-	400
Net cash received for branch acquisition	-	2,354

Net Cash Used in Investing Activities	(49,544)	(40,176)

Cash Flows from Financing Activities
Net increase in deposits	12,768	32,630
Proceeds from borrowings	23,000	5,000
Repayments of borrowings	(6,051)	(3,049)
Proceeds from junior subordinated debentures	12,887	-
Repayments of junior subordinated debentures	(5,155)	-
Proceeds from the exercise of stock options	257	111
Purchase of treasury stock	(1,020)	(336)
Dividends paid, net of reinvestments	(888)	(798)

Net Cash Provided by Financing Activities	35,798	33,558

Net Decrease in Cash and Cash Equivalents	(10,390)	(2,615)

Cash and Cash Equivalents - Beginning	22,165	24,780
Cash and Cash Equivalents - Ending	$11,775	$22,165

Supplementary Cash Flows Information
Interest paid	$10,989	$8,088
Income taxes paid	$1,579	$1,186

See Notes to Consolidated Financial Statements

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary, Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company and Tri-State Insurance Agency, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations
Sussex Bancorp’s business is conducted principally through the Bank.  Sussex Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and two branches in Orange County, New York.  As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  Sussex Bancorp is subject to regulation by the Federal Reserve Board.  SCB Investment Company holds investments.  Tri-State Insurance Agency, Inc. provides insurance agency services mostly through the sale of property and casualty insurance policies.  In 2005, the Company formed a joint venture with National City Mortgage Inc., called SussexMortgage.com LLC to originate one to four family mortgage loans for funding by third party investors for sale into the secondary market.  Servicing is released to the third party investors.  Sussex Bancorp Mortgage Co., Inc. brokered mortgage loans for the Bank and third parties, but was inactive in 2006 and dissolved as of January 26, 2007.

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

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located within Sussex County, New Jersey and adjacent counties in the states of Pennsylvania, New Jersey and New York.  Notes 4 and 5 discuss the types of securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  The Company does not have any significant concentrations in any one industry or customer.

Presentation of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Trading Activities
The Company engages in trading activities for its own account.  Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in interest income.

Securities
Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity.  Securities available for sale are carried at fair value.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Fair values for securities are based upon quoted market prices or dealer prices, if available.  If quoted market prices or dealer prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the cost of the specific securities sold, are included in earnings.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Equity securities are comprised of stock in various companies and mutual funds. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district FHLB according to a predetermined formula.  The restricted stock is recorded at cost.

Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Bank is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Company has recorded goodwill of $2,820,000 at December 31, 2007 and 2006, related to the acquisition of an insurance agency on October 1, 2001 with an additional $486,000 in December 31, 2006 for the acquisition of the Port Jervis, New York branch. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  Goodwill was tested for impairment during 2007.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

The Company also has amortizable intangible assets resulting from the acquisition of insurance agencies, which include the value of executive employment contracts and the acquired book of businesses and is being amortized on a straight-line basis over 3 to 7 years.  The total net amortizable intangible assets were $26,000 and $60,000, net of accumulated amortization of $497,000 and $463,000 at December 31, 2007 and 2006, respectively.

The Company has two amortizable core deposit intangible assets related to the premiums paid on the acquisition of deposits.  One is being amortized on a straight-line basis over 15 years.  This core deposit intangible was fully amortized during the year ended December 31, 2007, with accumulated amortization of $1,258,000 and as of December 31, 2006 was $32,000, net of accumulated amortization of $1,226,000. The second core deposit intangible was created on March 24, 2006 in the acquisition of the Port Jervis branch and is being amortized on a seven year accelerated schedule.  This intangible was $71,000 and $98,000, net of accumulated amortization of $49,000 and $22,000 as of December 31, 2007 and 2006, respectively.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets are included in other assets on the balance sheets for December 31, 2007 and 2006.  Amortization expense on intangible assets was $93,000 and $150,000 for the years ended December 31, 2007, and 2006, respectively.  Amortization expense is estimated to be $49,000 for the year ending December 31, 2008; $18,000 for the year ending December 31, 2009; $14,000 for the year ending December 31, 2010, $10,000 for the year ending December 31, 2011, $5,000 for the year ending December 31, 2012 and $1,000 in 2013.

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

Stock-Based Compensation
The Company currently has several stock option plans in place for employees and directors of the Company.  The Company accounts for stock options under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment," using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant date fair value estimate in accordance with the provisions of FASB Statement No. 123(R). The Company had 47,679 unvested stock options at December 31, 2005; therefore, the adoption of FASB Statement No. 123(R) relates to these unvested stock options and any stock options granted after January 1, 2006.  Stock-based compensation expense related to stock options for the year ended December 31, 2007 and 2006 was $20,000 and $33,000, respectively.  The tax benefit recognized related to this compensation expense for the years ended December 31, 2007 and 2006 was $2,000, respectively.

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

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Standards
FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14,“Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

NOTE 2 – BRANCH AQUISITION

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

NOTE 3 – SEGMENT REPORTING

Segment information for 2007 and 2006 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2007:
Net interest income from external sources	$11,421	$-	$11,421
Other income from external sources	2,928	2,688	5,616
Depreciation and amortization	989	44	1,033
Income before income taxes	1,728	231	1,959
Income tax expense	358	92	450
Total assets	390,301	3,231	393,532

Year Ended December 31, 2006:
Net interest income from external sources	$11,749	$-	$11,749
Other income from external sources	2,668	2,576	5,244
Depreciation and amortization	856	55	911
Income before income taxes	3,458	154	3,612
Income tax expense	1,086	62	1,148
Total assets	352,920	3,377	356,297

NOTE 4 – TRADING ACTIVITIES

The Company elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 and FASB Statement No. 157, “Fair Value Measurements.”  SFAS No. 157, issued in September 2006, defines fair

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard, one of which is a requirement to adopt all the requirements of SFAS No. 157 at the early adoption date of SFAS No. 159 or earlier.

The Company elected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities and reclassified them as trading securities.  At December 31, 2006, it was the Company’s intent to hold these investments until maturity or market price recovery and classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report on Form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company has achieved.

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

The initial fair value measurement of these securities resulted in a $262 thousand cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007 as shown in the table below:

	Balance		Balance
	Sheet	Balance	Sheet
	1/1/2007	Sheet	1/1/2007
	prior to	Adjustment	after FVO
(Dollars in thousands)	adoption	Pretax	adoption

Securities, available for sale, at amortized cost	$54,851	$(14,828)	$40,023
Net unrealized gains (losses) on securities available for sale	(216)	436	220
Securities available for sale, at fair value	54,635	(14,392)	40,243
Trading securities	-	14,392	14,392
	$54,635	$-	$54,635
Pretax cumulative effect of adoption
of the fair value option		$(436)
Increase in deferred tax assets		174
Cumulative effect of adoption of the
fair value option (charge to retained earnings)		$(262)

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

Under SFAS No. 157, there is a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

Level I - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the valuation of the Company’s trading assets and available for sale securities by the above SFAS No. 157 pricing observability levels as of December 31, 2007:

Fair Value Measurements at
December 31, 2007 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets	Inputs	Inputs
(Dollars in thousands)	12/31/2007	(Level I)	(Level II)	(Level III)

Trading securities	$14,259	$-	$14,259	$-
Available for sale securities	48,397	-	48,397	-

There was a net gain on trading securities recorded on the income statement of $258,000 for the year ended December 31, 2007, which included fair value gains of $379,000 related to trading securities held by the Company as of December 31, 2007.

Trading securities, at fair value, consist of the following as of December 31, 2007:

U.S. Government agencies	$4,242
Mortgage-backed securities	10,017
$14,259

There were no trading securities as of December 31, 2006.

NOTE 5 – SECURITIES

The amortized cost and approximate fair value of securities available for sale as of December 31, 2007 and 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2007
U.S. Government agencies	$6,730	$13	$(3)	$6,740
State and political subdivisions	23,465	176	(257)	23,384
Mortgage-backed securities	16,176	168	(23)	16,321
Equity securities	2,001	12	(61)	1,952
	$48,372	$369	$(344)	$48,397
December 31, 2006
U.S. Government agencies	$9,677	$1	$(23)	$9,655
State and political subdivisions	20,554	314	(35)	20,833
Mortgage-backed securities	23,638	27	(497)	23,168
Equity securities	982	5	(8)	979
	$54,851	$347	$(563)	$54,635

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
U.S. Government agencies	$2,989	$(3)	$-	$-	$2,989	$(3)
State and political subdivisions	8,821	(232)	1,025	(25)	9,846	(257)
Mortgage-backed securities	649	(4)	1,755	(19)	2,404	(23)
Equity securities	235	(36)	824	(25)	1,059	(61)
Total Temporarily Impaired Securities	$12,694	$(275)	$3,604	$(69)	$16,298	$(344)

December 31, 2006
U.S. Government agencies	$3,949	$(11)	$2,737	$(12)	$6,686	$(23)
State and political subdivisions	4,016	(35)	-	-	4,016	(35)
Mortgage-backed securities	1,195	(3)	18,094	(494)	19,289	(497)
Equity securities	-	-	842	(8)	842	(8)
Total Temporarily Impaired Securities	$9,160	$(49)	$21,673	$(514)	$30,833	$(563)

The Company has 46 securities in an unrealized loss position as of December 31, 2007.  The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, state and political subdivisions  and mortgage-backed securities were caused by interest rate increases.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold such investments to maturity or market price recovery, no securities are deemed to be other-than-temporarily impaired.  None of the individual unrealized losses is significant.

The amortized cost and fair value of securities available for sale at December 31, 2007 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$8,165	$8,176
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	22,030	21,948
Total bonds and obligations	30,195	30,124
Mortgage-backed securities	16,176	16,321
Equity securities	2,001	1,952
Total debt securities	$48,372	$48,397

Gross gains on sales of securities were $14,000 and $98,000 and gross losses were $4,000 and $8,000 for the years ended December 31, 2007 and 2006 respectively.

Securities with a carrying value of approximately $22,448,000 and $23,590,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS

The composition of net loans receivable at December 31, 2007 and 2006 is as follows:

(Dollars in thousands)	2007	2006

Loans secured by one to four family residential properties	$70,597	$60,960
Loans secured by nonresidential properties	154,559	139,428
Loans for construction and land development	41,954	30,094
Loans secured by farmland	10,636	11,221
Commercial and industrial loans	20,702	18,298
Consumer	1,483	1,620
Other loans	834	834
	$300,765	$262,455
Unearned net loan origination (fees) costs	(119)	(179)
Allowance for loan losses	(5,140)	(3,340)
Net Loans Receivable	$295,506	$258,936

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $2,054,000 and $2,248,000 at December 31, 2007 and 2006, respectively.

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006

Balance, at beginning of year	$3,340	$2,615
Provision for loan losses	1,930	733
Loans charged off	(184)	(94)
Recoveries	54	86
Balance, at end of year	$5,140	$3,340

Loans on which the accrual of interest has been discontinued amounted to approximately $12,301,000 and $1,407,000 at December 31, 2007 and 2006, respectively.   Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $69,000 and $746,000 at December 31, 2007 and 2006, respectively.

The total recorded investment in impaired loans was $15,197,000 and $2,206,000 at December 31, 2007 and 2006, respectively.  Impaired loans not requiring an allowance for loan losses were $5,518,000 and $2,058,000 at December 31, 2007 and 2006, respectively.  Impaired loans requiring an allowance for loan losses were $9,679,000 and $147,000 at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the related allowance for loan losses associated with those loans was $1,736,000 and $22,000 respectively.  For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was $6,849,000 and $1,610,000, respectively.  Interest income recognized on such loans during the time each was impaired was $50,000 and $10,000, respectively.  The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	2007	2006

Land and land improvements	$1,650	$979
Building and building improvements	6,581	5,462
Leasehold improvements	344	332
Furniture, fixtures and equipment	6,542	5,883
Assets in progress	461	716
	15,578	13,372
Accumulated depreciation	(6,466)	(5,578)
Premises and equipment, net	$9,112	$7,794

During the years ended December 31, 2007 and 2006, depreciation expense totaled $940,000 and $761,000, respectively.

As of December 31, 2007, the Company had outstanding commitments of approximately $46,000 for computer software upgrades.

NOTE 9 – DEPOSITS

The components of deposits at December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	2007	2006

Demand, non-interest bearing	$36,625	$40,083
Savings, club and interest-bearing demand	130,894	131,939
Time, other	106,239	87,993
Time, $100,000 and more	34,780	35,755
Total deposits	$308,538	$295,770

At December 31, 2007 and 2006, there were no time deposits owned by local municipalities scheduled to mature within 30 days.

At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

2008	$112,409
2009	26,612
2010	1,241
2011	53
2012	79
Thereafter	625
$141,019

NOTE 10 – BORROWINGS

At December 31, 2007, the Bank has a line of credit commitment from the Federal Home Loan Bank of New York for borrowings up to $71,045,000 and a $4,000,000 line of credit at Atlantic Central Bankers Bank.  There were no borrowings under these lines of credit at December 31, 2007.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007 and 2006, under separate arrangements, the Bank had the following borrowings from the Federal Home Loan Bank (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2007	2006

March 7, 2008	N/A	5.15%	$2,000	$-
November 3, 2010	N/A	5.00%	3,200	3,251
December 21, 2010	December 21, 2001	4.77%	-	3,000
December 21, 2010	December 21, 2002	4.90%	-	3,000
December 21, 2010	December 21, 2003	5.14%	4,000	4,000
December 7, 2016	December 7, 2008	4.00%	5,000	5,000
June 21, 2017	June 21, 2008	4.60%	6,000	-
December 7, 2017	December 7, 2017	3.97%	5,000	-
December 26, 2017	December 26, 2009	3.66%	5,000	-
December 26, 2017	December 26, 2010	3.79%	5,000	-
			$35,200	$18,251

Maturities of long-term debt in years subsequent to December 31, 2007 are as follows (in thousands):

2008	$2,054
2009	56
2010	7,090
2011	-
2012	-
Thereafter	26,000
$35,200

The above convertible notes contain a convertible option which allows the Federal Home Loan Bank (FHLB), at quarterly intervals commencing after each initial conversion date, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at their current market rates.  The Bank has the option to repay these advances, if converted, without penalty.

At December 31, 2007, the above borrowings are secured by a pledge of qualifying one-to-four family mortgage loans and selected investment securities, having an aggregate unpaid principal balance of approximately $70,178,000 of which the Bank has borrowing capacity of at least 65%.

NOTE 11 –   JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 6.43% at December 31, 2007.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The Company's $5.2 million in trust preferred securities issued on July 11, 2002, were called on July 9, 2007.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2020.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum lease payments by year are as follows (In thousands):

2008	$457
2009	275
2010	257
2011	255
2012	235
Thereafter	716
$2,195

Rent expense was $488,000 and $471,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and Trust for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to this Plan for the years ended December 31, 2007 and 2006 was $114,000 and $100,000, respectively.

The Company also has a nonqualified Supplemental Salary Continuation Plan for two executive officers.  Under the provision of the Plan, the Company has executed agreements providing the officers a retirement benefit.  For the years ended December 31, 2007 and 2006, $182,000 and $124,000, respectively was charged to expense in connection with the Plan.  At December 31, 2007 and 2006, the Bank had an investment in life insurance of $3,099,000 and $2,993,000, respectively, related to this Plan which is included in other assets.  Earnings on the investment in life insurance, included in other income, were $106,000 and $98,000 for the years ended December 31, 2007 and 2006, respectively.

In March of 2005 the Board of Directors approved an Executive Incentive and Deferred Compensation Plan.  The purpose of the Plan is to motivate and reward for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  The Company recorded incentive compensation expense under the Plan of approximately $35,000 and $89,000 for the years ended December 31, 2007 and 2006, respectively.  Participants may elect to receive their award in cash or defer such compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  Of the 2007 and 2006 incentive awards accrued, $35,000 and $47,000, respectively, has been deferred.  The remainder was paid in cash.

In July 2006, the Board of Directors adopted a form of Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten (10) years.  As of the years ended December 31, 2007 and 2006, $37,000 and $9,000, respectively has been deferred.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an Employee Stock Ownership Plan for the benefit of all employees who meet the eligibility requirements set forth in the Plan.  The amount of employer contributions to the Plan is at the discretion of the Board of Directors.  The contributions charged to expense for each of the years ended December 31, 2007 and 2006 were $30,000.  At December 31, 2007 and 2006, 41,458 and 47,444 shares, respectively, of the Company's common stock were held in the Plan.  In the event a terminated Plan participant desires to sell his or her shares of the Company's stock, or for certain employees who elect to diversity their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

NOTE 14 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	2007	2006

Unrealized gains (losses) on available for sale securities	$(186)	$238
Less: reclassification adjustments for gains included in net income	10	90
Net unrealized gains (losses)	(196)	148
Tax effect	78	(59)
Net of tax amount	$(118)	$89

NOTE 15– EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(In Thousands, Except per Share Amounts)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2007:
Basic earnings per share:
Net income applicable to common stockholders	$1,509	3,150	$0.48
Effect of dilutive securities:
Stock options and nonvested stock awards	-	28
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,509	3,178	$0.47

Year Ended December 31, 2006:
Basic earnings per share:
Net income applicable to common stockholders	$2,464	3,155	$0.78
Effect of dilutive securities:
Stock options and nonvested stock awards	-	34
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$2,464	3,189	$0.77

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK OPTION PLANS

The following data have been adjusted to give retroactive effect to stock dividends declared subsequent to option authorizations, grants and exercises.

During 2001, the stockholders approved the 2001 Stock Option Plan established to provide equity incentives to selected persons.  Options may be granted to employees, officers and directors of the Company or subsidiary.  Options granted under the Plan may be either incentive stock options or non-qualified stock options as designated at the time of grant.  The shares granted under the Plan to directors are non-qualified stock options.  As of December 31, 2007, there were 34,358 shares available for future grants under this Plan.

During 2005, the stockholders approved the 2004 Equity Incentive Plan to provide equity incentives to selected persons.  Under the Plan, there are 200,000 authorized shares of the Company’s common stock.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the Plan may be either stock options or restricted stock and are designated at the time of grant.  Options granted under the Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options, which are subject to limitations under Section 422 of the Internal Revenue Code, or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2007, 12,600 restricted stock shares had been granted, 1,925 vested during 2007, 3,875 vest over five years, 2,900 vest over four years, 2,700 vest over two years and 1,200 vest over a one year period.  As of December 31, 2007, there were 187,400 shares available for future grants under the Plan.

Options granted under the 2001 stock option plan and the 2004 equity incentive plan to officers and other employees and which are incentive stock options, are subject to limitations under Section 422 of the Internal Revenue Code.  The option price under each such grant shall not be less than the fair market value on the date of the grant.  No option will be granted for a term in excess of 10 years.  The Company may establish a vesting schedule that must be satisfied before the options may be exercised, but not within six months after the date of grant.

During 1995, the stockholders approved a stock option plan for nonemployee directors (the Directors’ Plan).  This plan expired in 2005, and therefore there are no authorized shares left to be granted.  As of December 31, 2007, 9,323 options were outstanding and will expire between October 2008 to October 2014 and 3,392 shares were forfeited during 2007.

Stock option transactions under all plans are summarized as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate
	Shares	Price per Share	Contractual Term	Intrinsic Value

Outstanding, December 31, 2005	271,424	$12.77
Options exercised	(11,979)	9.19
Options expired	(4,669)	8.44
Options forfeited	(9,490)	13.59
Outstanding, December 31, 2006	245,286	$12.99
Options exercised	(20,851)	12.28
Options expired	-	.
Options forfeited	(6,621)	11.38
Outstanding, December 31, 2007	217,814	$13.11	5.31	$25,719
Exercisable, December 31, 2007	206,789	$13.12	7.15	$23,709

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2007 as adjusted for stock dividends:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

7.32	1,158	2.8	1,158
9.22	2,316	0.8	2,316
9.43	29,339	5.1	29,339
9.48	9,887	4.1	9,887
9.57	5,510	5.8	5,510
9.57	10,474	5.8	10,474
9.93	5,515	4.8	5,515
10.12	1,158	1.8	1,158
13.05	37,623	15.5	26,598
13.45	7,350	7.8	7,350
14.26	32,566	7.1	32,566
15.62	68,618	6.1	68,618
17.52	6,300	6.8	6,300
	217,814		206,789

The total intrinsic value or fair market price over the exercise price of stock options exercised during 2007 was $57,000.

Information regarding the Company's restricted stock grant activity for the year ended December 31, 2007 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	6,025	$14.90
Granted	6,875	15.22
Forfeited	(300)	15.50
Vested	(1,925)	14.84
Restricted stock, end of year	10,675	$15.06

Total stock-based compensation related to stock option awards and restricted stock awards totaled $90,000 for the year ended December 31, 2007.  Tax benefits recognized related to such stock-based compensation was $30,000.  As of December 31, 2007 there was $125,000 of unrecognized compensation cost related to non vested stock options and stock awards which is expected to be recognized over a weighted average period of 2.53 years.

NOTE 17 – INCOME TAXES

In July 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The Company has evaluated its tax positions as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent.  For the tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the  aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest or penalties.  The Company’s policy is to account for interest as a component of

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest expense and penalties as a component of other expense.  The Company and its subsidiary are subject to U.S. federal and state income tax.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

The components of income tax expense for the years ended December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	2007	2006

Current:
Federal	$860	$1,141
State	320	382
	1,180	1,523
Deferred:
Federal	(590)	(307)
State	(140)	(68)
	(730)	(375)
	$450	$1,148

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended December 31, 2007 and 2006 is as follows:

(Dollars in thousands)	2007		2006

Federal income tax at statutory rate	$666	34%	$1,228	34%
Tax exempt interest	(338)	(17)	(303)	(9)
State income tax, net of federal income tax effect	119	6	207	6
Other	3	-	16	1
	$450	23%	$1,148	32%

The income tax provision includes $4,000 and $36,000 in 2007 and 2006, respectively, of income tax expense related to net gains on sales of securities.

The components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$2,053	$1,334
Deferred compensation	358	286
Unrealized losses on securities available for sale	-	86
Intangible assets	63	69
Other	85	97
Total Deferred Tax Assets	2,559	1,872
Deferred tax liabilities:
Bank premises and equipment	(279)	(255)
Prepaid expenses	(197)	(178)
Unrealized gain on securities, available for sale	(10)	-
Total Deferred Tax Liabilities	(486)	(433)
Net Deferred Tax Asset	$2,073	$1,439

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND   PRINCIPAL STOCKHOLDERS

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

The related party loan activity for the year ended December 31, 2007 is summarized as follows:

(Dollars in thousands)	2007

Balance, beginning	$3,844
Disbursements	168
Repayments	(1,011)
Balance, ending	$3,001

Certain related parties of the Company provided legal and appraisal business to the Company.  Such services rendered totaled $17,000 and $21,000 during 2007 and 2006, respectively.  The Company paid rent to related parties for an office location in the amount of $162,000 in 2007 and $156,000 in 2006.

NOTE 19 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the Company's financial instrument commitments at December 31, 2007 and 2006 is as follows:

(Dollars in thousands)	2007	2006

Commitments to grant loans	$5,889	$7,420
Unfunded commitments under lines of credit	54,969	59,384
Outstanding standby letters of credit	2,389	2,690

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

NOTE 20 – REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $1,750,000 at December 31, 2007.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2007, that the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2007 and 2006 are presented below:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total capital (to risk-weighted assets)	$34,666	10.91%	$>25,414	>8.00%	$>31,767	>10.00%
Tier I capital (to risk-weighted assets)	30,678	9.66	>12,707	>4.00	>19,060	>6.00
Tier I capital (to average assets)	30,678	7.72	>15,902	>4.00	>19,878	>5.00

As of December 31, 2006
Total capital (to risk-weighted assets)	$33,098	11.63%	$>22,768	>8.00%	$>28,460	>10.00%
Tier I capital (to risk-weighted assets)	29,758	10.46	>11,384	>4.00	>17,076	>6.00
Tier I capital (to average assets)	29,758	8.54	>13,936	>4.00	>17,420	>5.00

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

At December 31, 2007, the Bank’s funds available for payment of dividends were $26,105,000.  Accordingly, $7,505,000 of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2007.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2007 and 2006:

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

Loans: The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans with similar remaining maturities would be made to borrowers with similar credit ratings.  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and Management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$11,775	$11,775	$22,165	$22,165
Time deposits with other banks	100	100	100	100
Trading securities	14,259	14,259	-	-
Securities available for sale	48,397	48,397	54,635	54,635
Federal Home Loan Bank stock	2,032	2,032	1,188	1,188
Loans receivable, net of allowance	295,506	296,289	258,936	257,159
Accrued interest receivable	2,035	2,035	1,910	1,910

Financial liabilities:
Deposits	308,538	309,225	295,770	295,842
Borrowings	35,200	36,318	18,251	18,282
Junior subordinated debentures	12,887	12,893	5,155	5,159
Accrued interest payable	895	895	497	497

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

NOTE 22 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp Inc., is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2007	2006

Assets:
Cash	$9,817	$4,428
Investment in subsidiary	34,029	32,805
Securities, available for sale	1,286	1,419
Loans	1,068	360
Accrued interest and other assets	1,183	844
Total Assets	$47,383	$39,856

Liabilities and Stockholders' Equity:
Other liabilities	$56	$109
Junior subordinated debentures	12,887	5,155
Stockholders' Equity	34,440	34,592
Total Liabilities and Stockholder's Equity	$47,383	$39,856

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands)	2007	2006

Dividends from banking subsidiary	$888	$841
Interest and fees on loans	42	86
Interest on investments	29	70
Interest expense on debentures	(687)	(445)
Other expenses	(113)	(118)
Income before Income Tax Benefit and Equity in
Undistributed Net Income of Banking Subsidiary	159	434
Income tax benefit	248	138
Income before Equity in Undistributed Net
Income of Banking Subsidiary	407	572
Equity in undistributed net income of banking subsidiary	715	1,737
Equity in undistributed net income of nonbanking subsidiary	387	155
Net Income	$1,509	$2,464

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2007	2006

Cash Flows from Operating Activities:
Net Income	$1,509	$2,464
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Net change in other assets and liabilities	(509)	(24)
Equity in undistributed net income of banking subsidiary	(1,102)	(1,892)
Net Cash Provided by (Used In) Operating Activities	(102)	548

Cash Flows Used In Investing Activities:
Securities available for sale:
Purchases	(772)	(75)
Maturities, calls and principal repayments	890	915
Net (increase) decrease in loans	(708)	996
Net Cash Provided By (Used In) Investing Activities	(590)	1,836

Cash Flows from Financing Activities:
Proceeds from junior subordinated debentures	12,887	-
Repayments of junior subordinated debentures	(5,155)	-
Cash dividends paid, net of reinvestments	(888)	(798)
Purchase of treasury stock	(1,020)	(336)
Proceeds from exercise of stock options	257	111
Net Cash Provided By (Used In) Financing Activities	6,081	(1,023)

Net Increase in Cash and Cash Equivalents	5,389	1,361
Cash and Cash Equivalents - Beginning of Year	4,428	3,067
Cash and Cash Equivalents - End of Year	$9,817	$4,428

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management of Sussex Bancorp ( the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15 (f) and 15d-15 (f) of the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b)  Report on Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2007, the Company’s internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

ITEM 9B. OTHER INFORMATION

Not applicable

Index

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is included in the Definitive Proxy Statement for the Company's 2008 Annual Meeting under the captions "ELECTION OF DIRECTORS", “INFORMATION ABOUT THE BOARD OF DIRECTORS AND MANAGEMENT” and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

The Company’s Code of Conduct governing its Chief Executive Officer and senior financial officers, as well as its Board of Directors, officers and employees, has been adopted as required by the SOX, SEC regulations and the Nasdaq listing standards.  It governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like.

The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name and Position	Age	Principal Occupation for the Past Five Years	Officer Since	Term Expires

Tammy Case	49	Executive Vice President, Loan Administration; Formerly Senior Lending Officer, Newton Trust Company	2004	N/A
George B. Harper	53	President, Tri-State Insurance Agency, Inc.	2001	N/A
Candace Leatham	53	Executive Vice President and Treasurer of the Bank	1984	N/A
George Lista	48	Chief Executive Officer, Tri-State Insurance Agency	2001	N/A

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Company's 2008 Annual Meeting under the captions "COMPENSATION DISCUSSION AND ANALYSIS" and "EXECUTIVE COMPENSATION".  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the Definitive Proxy Statement for the Company's 2008 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference.  It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Index

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	217,814	$13.11	221,758
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	217,814	$13.11	221,758

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is included in the Definitive Proxy Statement for the Company's 2008 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services of the Registrant’s principal accountant is included in the Definitive Proxy Statement for the Company’s 2008 Annual Meeting under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” which is incorporated herein by reference.  It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Sussex Bancorp (a)
3.2	Amended and Restated Bylaws of Sussex Bancorp (b)
4.1	Specimen Common Stock Certificate (c)
10.1	1995 Incentive Stock Option Plan (d)
10.2	2001 Stock Option Plan (e)
10.3	Amendment, dated January 7, 2004, to Employment Agreement dated September 15, 1999 with Donald L. Kovach (f)
10.4	Employment Agreement with Terry Thompson dated February 20, 2008 (g)
10.5	Employment Agreement with Tammy Case dated February 20, 2008 (g)
10.6	Employment Agreement with George Lista dated September 1, 2006 (h)
10.7	Employment Agreement with George B. Harper dated September 1, 2006 (h)
10.8	Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (i)

Index

10.8	Amendment, dated October 17, 2007 to Salary Continuation Agreement with Donald Kovach (j)
10.9	Salary Continuation Agreement dated January 8, 2004 with Terry Thompson (k)
10.10	First Amendment, dated October 17, 2007 to Salary Continuation Agreement with Terry Thompson (j)
10.11	2004 Equity Incentive Plan (l)
21	Subsidiaries of Sussex Bancorp
23	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) Certification of Donald L. Kovach
31.2	Rule 13a-14(a) Certification of Candace Leatham
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement on Form 14-A filed March 31, 1997 and Exhibit 99.4 of the Company's form 8-B filed December 13, 1996.
(b)	Incorporated herein by reference to Exhibit 3(ii) to Current Report on Form 8-K filed on October 22, 2007.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form SB-2 on October 6, 2004.
(d)	Incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-B filed December 13, 1996.
(e)	Incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Form 14-A filed March 19, 2001.
(f)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated herein by reference to Exhibit 10.A of the Company’s Form 8-K filed February 26, 2008.
(h)	Incorporated herein by reference to Exhibits 10.A and 10.B respectively of the Company’s Form 8-K filed September 7, 2006.
(i)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 10-QSB for the period ended June 30, 2003.
(j)	Incorporated by reference to Exhibits 10.2 and 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2007
(k)	Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(l)	Incorporated by reference from Exhibit C to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, filed on March 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

By:	/s/ Donald L. Kovach
Donald L. Kovach
Chairman of the Board and
Chief Executive Officer

Dated:    March 19, 2008

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald L. Kovach Donald L. Kovach	President, Chief Executive Officer and Director (Chairman of the Board)	March 19, 2008

/s/ Candace A. Leatham Candace A. Leatham	Executive Vice President (Principal Financial and Accounting Officer)	March 19, 2008

/s/ Anthony Abbate Anthony Abbate	Director	March 19, 2008

/s/ Irvin Ackerson Irvin Ackerson	Director	March 19, 2008

/s/ Patrick Brady Patrick Brady	Director	March 19, 2008

/s/ Richard Branca Richard Branca	Director	March 19, 2008

/s/ Mark J. Hontz Mark J. Hontz	Director	March 19, 2008

/s/ Edward J. Leppert Edward J. Leppert	Director	March 19, 2008
/s/ Timothy Marvil Timothy Marvil	Director	March 19, 2008

/s/ Richard Scott Richard Scott	Director	March 19, 2008

/s/ Terry H. Thompson Terry H. Thompson	Director	March 19, 2008