Form 10-Q
period 2008-03-31
SUSSEX BANCORP
filed 2008-05-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ________

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of May 9, 2008 there were 3,100,830 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	March 31, 2008	December 31, 2007

Cash and due from banks	$11,934	$7,985
Federal funds sold	10,350	3,790
Cash and cash equivalents	22,284	11,775

Interest bearing time deposits with other banks	100	100
Trading securities	13,834	14,259
Securities available for sale	48,997	48,397
Federal Home Loan Bank Stock, at cost	2,077	2,032

Loans receivable, net of unearned income	302,402	300,646
Less: allowance for loan losses	5,309	5,140
Net loans receivable	297,093	295,506

Premises and equipment, net	8,941	9,112
Accrued interest receivable	1,944	2,035
Goodwill	2,820	2,820
Other assets	7,435	7,496

Total Assets	$405,525	$393,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$42,621	$36,625
Interest bearing	276,626	271,913
Total Deposits	319,247	308,538

Borrowings	36,187	35,200
Accrued interest payable and other liabilities	2,336	2,467
Junior subordinated debentures	12,887	12,887

Total Liabilities	370,657	359,092

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares; issued shares 3,111,375 in 2008 and 3,104,374 in 2007; outstanding shares 3,098,280 in 2008 and 3,093,699 in 2007	26,702	26,651
Retained earnings	8,193	7,774
Accumulated other comprehensive income (loss)	(27)	15

Total Stockholders' Equity	34,868	34,440

Total Liabilities and Stockholders' Equity	$405,525	$393,532

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Loans receivable, including fees	$4,811	$4,653
Securities:
Taxable	524	396
Tax-exempt	236	250
Federal funds sold	24	92
Interest bearing deposits	1	1
Total Interest Income	5,596	5,392

INTEREST EXPENSE
Deposits	2,130	2,208
Borrowings	382	222
Junior subordinated debentures	193	113
Total Interest Expense	2,705	2,543

Net Interest Income	2,891	2,849
PROVISION FOR LOAN LOSSES	173	108
Net Interest Income after Provision for Loan Losses	2,718	2,741

OTHER INCOME
Service fees on deposit accounts	351	319
ATM and debit card fees	105	87
Insurance commissions and fees	743	854
Investment brokerage fees	47	157
Holding gains on trading securities	217	46
Gain on sale of securities, available for sale	84	-
Other	132	123
Total Other Income	1,679	1,586

OTHER EXPENSES
Salaries and employee benefits	1,879	1,782
Occupancy, net	358	313
Furniture, equipment and data processing	373	338
Stationary and supplies	43	46
Professional fees	109	139
Advertising and promotion	126	104
Insurance	38	46
Postage and freight	38	40
Amortization of intangible assets	15	37
Other	494	395
Total Other Expenses	3,473	3,240

Income before Income Taxes	924	1,087
PROVISION FOR INCOME TAXES	287	363
Net Income	$637	$724

EARNINGS PER SHARE
Basic	$0.21	$0.23
Diluted	$0.20	$0.23

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2008 and 2007
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Number of Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2006	3,152,374	$27,306	$7,415	$(129)	$-	$34,592
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 7)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	724	-	-	724
Change in unrealized gains on securities available for sale, net of tax	-	-	-	43	-	43
Total Comprehensive Income						767

Treasury shares purchased	(6,800)	-	-	-	(101)	(101)
Treasury shares retired	-	(101)	-	-	101	-
Exercise of stock options	13,193	163	-	-	-	163
Income tax benefit of stock options exercised	-	10	-	-	-	10
Restricted stock vested during the period (a)	725	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	15	-	-	-	15
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($.07 per share)	-	-	(222)	-	-	(222)

Balance March 31, 2007	3,160,492	$27,408	$7,655	$176	$-	$35,239

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440
Comprehensive income:
Net income	-	-	637	-	-	637
Change in unrealized losses on securities available for sale, net of tax	-	-	-	(42)	-	(42)
Total Comprehensive Income						595

Treasury shares purchased	(500)	-	-	-	(5)	(5)
Treasury shares retired	-	(5)	-	-	5	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	1,475	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	21	-	-	-	21
Dividends on common stock ($.07 per share)	-	-	(218)	-	-	(218)

Balance March 31, 2008	3,098,280	$26,702	$8,193	$(27)	$-	$34,868

(a) Balance of unvested shares of restricted stock; 13,095 in 2008 and 9,175 in 2007

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$637	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	173	108
Provision for depreciation and amortization	267	257
Net change in trading securities	416	916
Net amortization of securities premiums and discounts	2	8
Net realized gain on sale of securities	(84)	-
Earnings on investment in life insurance	(25)	(27)
Compensation expense for stock options and stock awards	21	30
(Increase) decrease in assets:
Accrued interest receivable	91	225
Other assets	415	(308)
Increase (decrease) in accrued interest payable and other liabilities	(130)	189

Net Cash Provided by Operating Activities	1,783	2,122

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,447)	(8,129)
Proceeds from sale of securities	2,091	1,304
Maturities, calls and principal repayments	2,777	2,188
Net increase in loans	(2,076)	(8,484)
Purchases of premises and equipment	(81)	(598)
Increase in FHLB stock	(45)	(89)

Net Cash Used in Investing Activities	(2,781)	(13,808)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	10,709	(1,859)
Proceeds from borrowings	3,000	2,000
Repayments of borrowings	(2,013)	(12)
Proceeds from the exercise of stock options	34	163
Purchase of treasury stock	(5)	(101)
Dividends paid	(218)	(222)

Net Cash Provided by (Used in) Financing Activities	11,507	(31)

Net Increase (Decrease) in Cash and Cash Equivalents	10,509	(11,717)
Cash and Cash Equivalents - Beginning	11,775	22,165
Cash and Cash Equivalents - Ending	$22,284	$10,448
Supplementary Cash Flows Information
Interest paid	$2,913	$2,543
Income taxes paid	$10	$585
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$316	$-

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc. and Tri-State Insurance Agency, Inc. (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Bank has also received regulatory approval for a branch location in Pike County, Pennsylvania.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Note 2 - Earnings per Share

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

The following table sets forth the computations of basic and diluted earnings per share.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$637	3,098	$0.21	$724	3,158	$0.23
Effect of dilutive securities:
Stock options	-	17		-	34
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$637	3,115	$0.20	$724	3,192	$0.23

Index

Note 3 - Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Unrealized holding gain on available for sale securities	$14	$73
Reclassification adjustments for gains included in net income	(84)	-
Net unrealized gain (loss)	(70)	73
Tax effect	28	(30)
Other comprehensive income (loss), net of tax	$(42)	$43

Note 4 – Segment Information

      The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$2,891	$-	$2,891	$2,849	$-	$2,849
Other income from external sources	936	743	1,679	732	854	1,586
Depreciation and amortization	256	11	267	247	10	257
Income before income taxes	805	119	924	858	229	1,087
Income tax expense (1)	239	48	287	271	92	363
Total assets	402,366	3,159	405,525	353,975	3,277	357,252

 (1) Insurance services calculated at statutory tax rate of 40%.

Note 5 - Stock-Based Compensation

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

During the first three months of 2008, the Company expensed $21 thousand in stock-based compensation under stock option plans and restricted stock awards, including $5 thousand related to stock option plans.  No stock options have been granted in 2008.  At March 31, 2008, the unrecognized compensation expense for stock option plans was $7 thousand and will be recognized through July of 2008.

Information regarding the Company’s stock option plans as of March 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term	Aggregate Intrinsic Intrinsic Value
Options outstanding, beginning of year	217,814	$13.11
Options exercised	(3,606)	9.37
Options forfeited	(3,820)	15.19
Options outstanding, end of quarter	210,388	$13.14	5.48	$66,714
Options exercisable, end of quarter	199,363	$13.14	6.96	$66,714
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercisable shares	$7.32 to $17.52

The total intrinsic value or fair market price over the exercise price, of stock options exercised was $7,000 during the first three months of 2008.

Index

Information regarding the Company’s restricted stock activity as of March 31, 2008 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	10,675	$15.06
Granted	4,095	10.51
Forfeited	(200)	15.00
Vested	(1,475)	15.00
Restricted stock, end of quarter	13,095	$13.93

Compensation expense recognized for restricted stock was $16 thousand for the first three months of 2008.  At March 31, 2008, unrecognized compensation expense for non-vested restricted stock was $136 thousand, which is expected to be recognized over an average period of 2.9 years.

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,479,000 of undrawn standby letters of credit outstanding as of March 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

Note 7 - Adoption of SFAS 157 and 159

The Company elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 and FASB Statement No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard, one of which is a requirement to adopt all the requirements of SFAS No. 157 at the early adoption date of SFAS No. 159 or earlier.

On January 1, 2007, the Company elected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities, or $14.4 million of its $23.2 million in mortgage-backed securities, and reclassified them as trading securities.  At December 31, 2006, it was the Company’s intent to hold these investments until maturity or market price recovery and classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report on Form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company has achieved.  The Company selected these mortgage-backed securities primarily on the basis of yield.

The following table summarizes the impact of adopting SFAS No. 159 for certain investment securities:

(Dollars in thousands)	Balance Sheet 1/1/2007 prior to adoption	Balance Sheet Adjustment Pretax	Balance Sheet 1/1/2007 after FVO adoption
Securities, available for sale, at amortized cost	$54,851	$(14,828)	$40,023
Net unrealized losses on securities available for sale	(216)	436	220
Securities available for sale, at fair value	54,635	(14,392)	40,243
Trading securities	-	14,392	14,392
	$54,635	$-	$54,635
Pretax cumulative effect of adoption of the fair value option		$(436)
Increase in deferred tax assets		174
Cumulative effect of adoption of the fair value option (charged to retained earnings)		$(262)

Index

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Other real estate owned is evaluated at the time the loan is foreclosed upon at market value.  Market value is measured based on the value of the collateral securing these loans and assets.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s expertise and knowledge of the client and client’s business.  Impaired loans and other real estate owned are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Under SFAS No. 157, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these asset and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 - Assets and liabilities that have little to no pricing observability as of reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s assets measured at fair value by the above SFAS No. 157 pricing observability levels:

		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2008:
Trading securities	$13,834	$-	$13,834	$-
Available for sale securities	48,997	-	48,997	-
Impaired loans	14,189	-	-	14,189
Other real estate owned	316	-	-	316

At March 31, 2007:
Trading securities	$13,476	$-	$13,476	$-
Available for sale securities	46,945	-	46,945	-
Impaired loans	3,460	-	-	3,460
Other real estate owned	-	-	-	-

There was a gain on trading securities recorded on the income statement of $217,000 and $46,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Index

The table below presents a reconciliation for assets measured at fair value using Level 3 significant unobservable inputs:

	2008			2007
	Impaired	Other Real		Impaired	Other Real
	Loans	Estate Owned	Total	Loans	Estate Owned	Total

Beginning balance, January 1,	$13,461	$-	$13,461	$2,185	$-	$2,185
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-	-
Other changes in fair value	(50)	-	(50)	(5)	-	(5)
Purchases, Issuances, and settlements	778	316	1,094	1,280	-	1,280
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance, March 31,	$14,189	$316	$14,505	$3,460	$-	$3,460

Impaired loans, which are measured for impairment using the fair value of collateral-dependent loans, had carrying amounts of $16,033,000 and $3,480,000, with valuation allowances of $1,844,000 and $20,000 at March 31, 2008 and 2007, respectively.  For the period ended March 31, 2008, impaired loans required an additional provision for loan losses of $108,000 and in the three month period ended March 31, 2007, a $2,000 decrease in the related provision for loan losses was recorded.

Note 8 - New Accounting Standards

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to

Index

continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 was effective January 1, 2008 and did not have a significant impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have an impact on its consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company's goal is to serve as community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York.  In addition, the Company has received regulatory approval to open an office in Pike County, Pennsylvania.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations.

The Company has continued to face strong competition for cost effective deposits in its primary trade area. This competition has caused us to rely more heavily on higher promotional rate savings and time deposits than traditional deposit accounts to fund our growing loan portfolio. In addition, we have experienced an increase in non-performing loans, which coupled with the competitive deposit market, has caused our margin to compress.  In response, the Company is closely monitoring rates offered on deposit products and is seeking to enhance its yield on interest earning assets, primarily its loan portfolio. The Company will no longer seek to compete on rate for all potential customers, but only on its more profitable relationships. This may lead to a slowing in the rate of growth of the Company’s loan portfolio, as certain borrowers elect to obtain credit products from competing institutions. However, Management believes this will benefit the Company’s net interest margin and profitability.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and

Index

judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the critical accounting policies relating to the allowance for loan losses, stock-based compensation, goodwill and other intangible assets, and investment securities impairment evaluation, encompass the most significant judgments and estimates used in preparation of our consolidated financial statements.  These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Overview - The Company realized net income of $637 thousand for the first quarter of 2008, a decrease of $87 thousand, or 12.0%, from the $724 thousand reported for the same period in 2007. Basic earnings per share for the three months ended March 31, 2007 was $0.21 compared to $0.23 for the comparable period of 2007.  Diluted earnings per share were $0.20 and $0.23 for the three month period ending March 31, 2008 and 2007, respectively.  The decline in both net income and earnings per share reflects increases in net interest income and non-interest income offset by greater increases in the Company’s provision for loan losses and non-interest expenses.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2008 and 2007.
	Three Months Ended March 31,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$22,643	$352	6.25%	$23,640	$328	5.63%
Taxable	40,389	524	5.22%	34,149	396	4.70%
Total securities	63,032	876	5.59%	57,789	724	5.08%
Total loans receivable (4)	300,024	4,811	6.45%	266,252	4,653	7.09%
Other interest-earning assets	2,941	25	3.42%	6,819	93	5.53%
Total earning assets	365,997	$5,712	6.28%	330,860	$5,470	6.70%

Non-interest earning assets	29,437			27,298
Allowance for loan losses	(5,226)			(3,385)
Total Assets	$390,208			$354,773

Sources of Funds:
Interest bearing deposits:
NOW	$59,235	$244	1.66%	$57,140	$314	2.23%
Money market	32,716	215	2.65%	35,400	343	3.92%
Savings	38,504	112	1.17%	39,884	90	0.91%
Time	136,092	1,559	4.61%	124,130	1,462	4.78%
Total interest bearing deposits	266,547	2,130	3.21%	256,554	2,208	3.49%
Borrowed funds	35,650	382	4.24%	18,777	222	4.72%
Junior subordinated debentures	12,887	193	5.91%	5,155	113	8.74%
Total interest bearing liabilities	315,084	$2,705	3.45%	280,486	$2,543	3.68%

Non-interest bearing liabilities:
Demand deposits	38,653			37,294
Other liabilities	1,844			2,159
Total non-interest bearing liabilities	40,497			39,453
Stockholders' equity	34,627			34,834
Total Liabilities and Stockholders' Equity	$390,208			$354,773

Net Interest Income and Margin (5)		$3,007	3.30%		$2,927	3.59%

Index

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Fully taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4) Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net Interest Income - Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities.  Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities.

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $80 thousand, or 2.7%, to $3.0 million for the three months ended March 31, 2008 from $2.9 million for the same three month period in 2007.  Total average earning assets increased by $35.1 million, or 10.6%, to $366.0 million for the three months ended March 31, 2008, while total interest bearing liabilities increased $34.6 million, or 12.3%, to $315.1 million during the same three month period. The major increase in average earning assets was in the loan portfolio while the largest increase in interest bearing liabilities was in time deposits.

The net interest margin decreased, on a fully taxable equivalent basis, by 29 basis points to 3.30% for the three months ended March 31, 2008 compared to 3.59% for the same period in 2007, as the yield on total earning assets decreased 42 basis points to 6.28% and the cost of total interest bearing liabilities decreased 23 basis points to 3.45% in the three month period ended March 31, 2008 from the same period a year earlier.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decrease in market rates of interest.

Interest Income - Total interest income, on a fully taxable equivalent basis, increased by $242 thousand to $5.7 million for the three months ended March 31, 2008 compared to $5.5 million in the same period in 2007.  The increase in interest income primarily reflects the $35.1 million increase in average earning assets, as the yield on earning assets decreased 42 basis points to 6.28% for the first quarter of 2008 from 6.70% in the same period in 2007. This decrease in yield is the net result of a 64 basis point decline in the yield on loan receivables, offset by a 51 basis point increase in yield on investment securities.

Total interest income on securities, on a fully taxable equivalent basis, increased $152 thousand, to $876 thousand for the quarter ended March 31, 2008 from $724 thousand for the first quarter of 2007.  As the average balance of total securities increased $5.2 million, the yield on securities increased 51 basis points, from 5.08% in the first quarter of 2007 to 5.59% for the first quarter of 2008.  The increase in the average balances of the securities portfolio reflects a $6.2 million increase in taxable securities and a $1.0 million decrease in tax-exempt securities, as new purchases exceeded sales, paydowns and maturities of securities.  The increase in yield was accomplished by the repricing of existing mortgage backed securities, new security purchases and the effective tax rate adjustments on tax exempt securities between the two first quarter periods.

The average balance in loans receivable increased $33.8 million, or 12.7%, to $300.0 million in the current three month period from $266.3 million in the same period of 2007, while the interest earned on total loans receivable increased $158 thousand, or 3.4% from the first quarter of 2007 to the current period.  The average rate earned on loans decreased 64 basis points from 7.09% for the three months ended March 31, 2007 to 6.45% for the same period in 2008.  The increase in our loan portfolio average balance reflects our continuing efforts to enhance our loan origination capacity and continue to grow our commercial portfolio, while the decrease in yield is the result of a $9.4 million increase in non-accrual loan balances between the two three month periods and market competition.

Interest Expense - The Company’s interest expense for the three months ended March 31, 2008 increased $162 thousand, or 6.4%, to $2.7 million from $2.5 million for the same period in 2007, as the balance in average interest-bearing liabilities increased $34.6 million, or 12.3% to $315.1 million from $280.5 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 23 basis points from 3.68% for the three months ended March 31, 2007 to 3.45% for the same period in 2008.  The decrease in rate reflects the Company’s efforts to reprice time deposits, borrowings and junior subordinated debentures in a declining interest rate environment, while offering competitive deposit products in the Company’s market area.

Index

The Company’s time deposits represent the largest component of interest-bearing deposits.  As depositors have continued to transfer balances from lower yielding traditional accounts into higher yielding products, the average balance in time deposits increased by $12.0 million, or 9.6%, to $136.1 million for the three month period ended March 31, 2008 compared to $124.1 million for the same period in 2007, while the related interest expense on time deposits increased $97 thousand, or 6.7%, to $1.6 million. The increase reflects the Company’s advertising efforts on time deposit product offerings.  The average rate paid on time deposits decreased 17 basis points from 4.78% for the three months ended March 31, 2007 to 4.61% for the same period in 2008 reflective of the current decrease in market interest rates.

Smaller variations took place between the average balances in NOW, money market and savings accounts as balances shifted to time deposits during the first quarter of 2008 compared to the same period in 2007.  Combined average balances in the NOW, money market and savings accounts decreased $2.0 million from $132.4 million for the first quarter of 2007 to $130.4 million for the three months ended March 31, 2008, while the interest expense decreased $176 thousand, or 23.6%, from $747 thousand for the period ended March 31, 2007 to $571 thousand during the same period in 2008.

For the quarter ended March 31, 2008, the Company’s average borrowed funds increased $16.9 million to $35.7 million compared to average borrowed funds of $18.8 million during the first quarter of 2007.  The balance at March 31, 2008 consisted of six convertible notes, one repurchase agreement and one amortizing advance from the Federal Home Loan Bank.  The average rate paid on total borrowed funds decreased 48 basis points from the first quarter of 2007 to the same period in 2008, as $6.0 million in convertible notes were called and $21.0 million in lower yielding convertible advances were purchased.  The one $2.0 million repurchase agreement matured in March of 2008 and was replaced by a $3.0 million repurchase agreement which matures in December of 2008.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first quarter of 2008 compared to $5.2 million during the same period in 2007.  One $5.2 million debenture which bore a floating rate of interest averaging 8.74% during the three months ended March 31, 2007 was called and repaid on July 9, 2007 and replaced with a $12.9 million junior subordinated debenture, issued on June 28, 2007 which also bears a floating rate of interest tied to the three month LIBOR. The rate on the newly issued debenture averaged 5.91% for the three months ended March 31, 2008.  The restructuring of the junior subordinated debentures increased the average balance of these instruments by $8.2 million while lowering the Company’s cost 283 basis points.

Provision for Loan Losses - The loan loss provision for the first quarter of 2008 increased $65 thousand, or 60.2%, to $173 thousand compared to a provision of $108 thousand in the first quarter of 2007.  The increase is related both to the continued growth in the Company’s loan portfolio and an increase in non-performing loan balances.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  The Company’s non-interest income increased by $93 thousand, or 5.9%, to $1.7 million for the three months ended March 31, 2008 from $1.6 million for the same period in 2007.  Insurance commission income from Tri-State has decreased $111 thousand, or 13.0%, in the first quarter of 2008 over the same period in 2007, largely due to a decrease in contingency commission income, which is based upon the amount of business written with a given insurance carrier.  Service fees on deposit accounts have increased by $32 thousand, or 10.0%, to $351 thousand in the first quarter of 2008 from $319 thousand during the same period in 2007.

ATM and debit card fees increased $18 thousand, or 20.7%, from $87 thousand in the first quarter of 2007 to $105 thousand in the three month period ended March 31, 2008, due to increased usage of our ATMs and debit cards.  Following the early adoption of SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities in the first quarter of 2007, the Company has reported $217 thousand in holding gains on trading securities, an increase of $171 thousand in the first quarter of 2008 over the $46 thousand reported in the same first quarter period one year ago.  The trading securities gains reflect the mark to market adjustment at each first quarter end to the investment securities for which the Company has elected the fair value option.   The Company has also reported an $84 thousand gain on the sale of securities, available for sale in the first quarter of 2008 compared to no such gains or losses in the same period of 2007.  Investment brokerage fees have decreased $110 thousand, or 70.1%, to $47 thousand in the first quarter of 2008 compared to $157 thousand during the same period in 2007.  During the first quarter of 2007 several new large

Index

brokerage accounts were opened and the Company earned related commission income. There was no similar activity in 2008.

Non-Interest Expense - Total non-interest expense increased $233 thousand, or 7.2%, from $3.2 million in the first quarter of 2007 to $3.5 million in the first quarter of 2008.  Salaries and employee benefits increased $97 thousand, or 5.4%, due to additions to staff and normal pay increases.  Occupancy expenses increased $45 thousand, or 14.4%, and furniture, equipment and data processing expenses rose $35 thousand, or 10.4%, between the two periods due to the Wantage branch relocation, increased heating costs and new software products and technology enhancements.  Advertising and promotion expenses increased $22 thousand, or 21.2%, in the first quarter of 2008 from the same period in 2007 as the Company increased its newspaper advertising for time deposits and a new Savings Plus account promotion.

Professional fees have decreased $30 thousand, or 21.6%, to $109 thousand in the first quarter of 2008 due to non-recurring professional fees during 2007 for outsourced loan review services which are now performed internally by a credit review officer.  Certain amortization expenses on intangible assets have expired, reducing these expenses $22 thousand in the first quarter of 2008.  The $99 thousand increase in other non-interest expenses in first quarter 2008 over 2007 was mostly attributable to increased FDIC insurance premiums related to the new assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005.

Income Taxes - The Company’s income tax provision, which includes both federal and state taxes, was $287 thousand and $363 thousand for the three months ended March 31, 2008 and 2007, respectively.  This $76 thousand decrease in income taxes resulted from a decrease in income before taxes of $163 thousand, or 15.0% for the three months ended March 31, 2008 as compared to the same period in 2007 and a benefit from tax-exempt interest on securities.  The Company’s effective tax rate of 31.1% and 33.4% for the three months ended March 31, 2008 and 2007, respectively, is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2008 TO DECEMBER 31, 2007

At March 31, 2008 the Company had total assets of $405.5 million compared to total assets of $393.5 million at December 31, 2007, an increase of 3.1%, or $12.0 million.  Loans receivable increased $1.8 million, or 1.0%, to $302.4 million while total deposits increased $10.7 million, or 3.5%, to $319.2 million at March 31, 2008 from $308.5 million at December 31, 2007.  Additionally, cash and cash equivalents increased $10.5 million to $22.3 million at March 31, 2008, up from $11.8 million at December 31, 2007.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $10.5 thousand at March 31, 2008 to $22.3 million from $11.8 million at December 31, 2007.  This increase mostly reflects the Company’s increase in federal funds sold of $6.6 million to $10.4 million at March 31, 2008 from $3.8 million at year-end 2007.  The increased balance in federal funds sold is the result of the Company’s deposit growth outpacing loan growth in the first quarter of 2008.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $600 thousand from $48.4 million at December 31, 2007 to $49.0 million at March 31, 2008.  During the first three months of 2008 the Company purchased $5.5 million in new available for sale securities, $2.0 million in available for sale securities matured, $2.1 million were sold and $759 thousand were repaid.  As of March 31, 2008 trading securities balances decreased $425 thousand to $13.8 million due to the net effect of $2.0 million in new security purchases, $1.9 million in sales, $723 thousand in paydowns and net amortization expenses offset by $217 thousand in holding gains on trading securities.

Balances in state and municipal tax-exempt securities, at fair value, decreased $2.0 million to $21.4 million from $23.4 million at December 31, 2007 as balances in taxable securities, at fair value, increased $2.6 million to $27.6 million at March 31, 2008.  This shift from tax-exempt to taxable security balances was the result of realizing net gains on the sale of municipal securities, while increasing the taxable securities balance to fulfill collateral requirements.

The carrying value of the available for sale portfolio at March 31, 2008 includes a net unrealized loss of $44 thousand, reflected as an accumulated other comprehensive loss of $27 thousand in stockholders’ equity, net of deferred income tax asset of $17 thousand.  This compares with an unrealized gain at December 31, 2007 of $25 thousand, shown as an accumulated other comprehensive gain of $15 thousand in stockholders’ equity, net of deferred income tax liability of $10 thousand.  Management considers the unrealized gains and losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2008.  There were no held to

Index

maturity securities at March 31, 2008 or December 31, 2007.

Loans - The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at March 31, 2008 increased $1.8 million to $302.4 million from $300.6 million at year-end 2007.  The balance in loans secured by non-residential property accounts for 51.6% of the Company’s total loan portfolio and increased $1.6 million, to $156.1 million at March 31, 2008 from $154.6 million on December 31, 2007.  The largest percentage increase during this three month period was in one to four family residential mortgage loans which increased 4.6%, or $3.5 million, from $70.6 million at December 31, 2007 to $74.1 million at March 31, 2008.   During the first three months of 2008, the Company has decreased its construction and land development loans $3.0 million, or 7.2%, to $38.9 million from $42.0 million at December 31, 2007.

The increase in loans was funded during the first three months of 2008 by an increase in deposits and borrowings.  The loan to deposit ratios at March 31, 2008 and December 31, 2007 were 93.1% and 95.8%, respectively.

 Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans and foreclosed real estate owned (“OREO”), increased by $2.0 million to $16.0 million at March 31, 2008 from $14.0 million at year end 2007. The increase reflects a slowdown in the real estate market, which has made it more difficult for commercial borrowers to lease or sell properties. The Company’s non-accrual loans increased $660 thousand to $13.0 million at March 31, 2008 from $12.3 million at December 31, 2007.  The non-accrual loans at March 31, 2008 primarily consist of loans which are collateralized by real estate.  The Company had $2.1 million in restructured loans at March 31, 2008 and $1.7 million at December 31, 2007.  There were $651 thousand in loans past due over 90 days and still accruing and $316 thousand in OREO properties at March 31, 2008.

The Company seeks to actively manage its non-performing assets.  In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for customers with aggregate relationships of $500,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.  During the first quarter of 2008 the Company has brought the credit review process in-house through the hiring of a credit review officer.

Management continues to monitor the Company’s asset quality and believes that the non-performing assets are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market additional provisions for losses may be deemed necessary in future periods.  In addition the Company does not invest in sub prime investments or loans.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Non-accrual loans	$12,961	$12,301
Non-accrual loans to total loans	4.29%	4.09%
Non-performing assets	$16,021	$14,025
Non-performing assets to total assets	3.95%	3.66%
Allowance for loan losses as a % of non-performing loans	33.80%	36.65%
Allowance for loan losses to total loans	1.76%	1.71%

Allowance for Loan Losses - The allowance is allocated to specific loan categories based upon management’s classification of problem loans under the bank’s internal loan grading system and to pools of other loans that are not individually analyzed.  Management makes allocations to specific loans based on the present value of expected future cash flows or the fair value of the underlying collateral for impaired loans and to other classified loans based on various credit risk factors.  These factors include collateral values, the financial condition of the borrower and industry and current economic trends.

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

At March 31, 2008, the total allowance for loan losses was $5.3 million, an increase of $169 thousand from the $5.1 million at December 31, 2007.  The total provision for loan losses was $173 thousand and there were $21 thousand in charge-offs and $16 thousand in recoveries for the first three months of 2008.  The allowance for loan losses as a percentage of total loans was 1.76% at March 31, 2008 and 1.71% at December 31, 2007.

Index

Management regularly assesses the adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is adequate for each of the periods presented.  Additional provisions for losses may be deemed necessary in future periods due to the uncertainty of current trends in the real estate market.

Deposits - Total deposits increased $10.7 million, or 3.5%, from $308.5 million at December 31, 2007 to $319.2 million at March 31, 2008.  The Company’s total non-interest bearing deposits increased $6.0 million to $42.6 million at March 31, 2008 from $36.6 million at December 31, 2007 and interest-bearing deposits increased $4.7 million to $276.6 million at March 31, 2008 from $271.9 million at December 31, 2007.  Interest-bearing deposit balance increases included total time deposit balances increases of $2.8 million, or 2.0%, to $143.8 million and other interest bearing deposit account balance increases of $1.9 million, or 1.5%, to $132.8 million at March 31, 2008.  In order to attract and retain deposits, in February of 2008 the Company began offering a promotional rate on a savings deposit product which must be opened in conjunction with a checking account.  As of March 31, 2008 the savings account promotion has brought in approximately $3.8 million in new deposits to the Company.   In addition, higher rate time deposit products with specific maturities, are promoted to manage asset/liability maturity variances.

Brokered time deposits are also available to fund liquidity needs of the Company.  Included in time deposit balances are brokered time deposits which at March 31, 2008 accounted for $756 thousand of the total time deposits, a decrease of $743 thousand, or 49.6%, from $1.5 million at December 31, 2007.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances and a repurchase agreement from the Federal Home Loan Bank (“FHLB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans and the repurchase agreement is secured by selected investment securities held at the FHLB.  As of March 31, 2008, the Company had $36.2 million in borrowings at a weighted average interest rate of 4.09%, compared to $35.2 million in borrowings at an average rate of 4.30% at December 31, 2007.  The advances total $30.0 million, all with quarterly convertible options, that allow the FHLB to change the note rate to a then current market rate.  In November of 2005, the Company entered into a $3.2 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.  A one year $3.0 million repurchase agreement was entered into in March of 2008 at a rate of 2.24%, replacing a matured $2.0 million repurchase agreement at 5.15%, lowering the weighted average rate on borrowings by 21 basis points.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2008 was 4.24%.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity -  Stockholders' equity, inclusive of accumulated other comprehensive income (loss), net of income taxes, was $34.9 million at March 31, 2008, an increase of $428 thousand over the $34.4 million at year-end 2007.  Stockholders' equity increased due to $637 thousand in net income earned in the first three months of 2008, $34 thousand from the exercise of stock options and $22 thousand through the compensation expense of stock options, restricted stock and the tax benefit of stock options exercised.  These changes were offset by a $5 thousand decrease in common stock due to the purchase and retirement of treasury shares, cash dividends paid of $218 thousand and an unrealized loss on securities available for sale, net of income tax, of $42 thousand.

LIQUIDITY AND CAPITAL RESOURCES

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In

Index

addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2008, had the ability to borrow up to $70.1 million against selected mortgages and investment securities as collateral for borrowings.  At March 31, 2008, the Bank had outstanding borrowings with the FHLBNY totaling $36.2 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $35.5 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At March 31, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At March 31, 2008, liquid investments totaled $22.3 million and all mature within 30 days.

At March 31, 2008, the Company had $49.0 million of securities classified as available for sale.  Of these securities, $15.5 million had $615 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  The Bank meets the well-capitalized regulatory standards applicable to it.  At March 31, 2008, the Bank's Tier I and Tier II capital ratios were 9.69% and 10.94%, respectively. The Company also maintained $9.7 million in cash and cash equivalents which could be contributed to the Bank as capital.

In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of March 31, 2008, the Bank had a leverage ratio of 8.11%.

The Company has no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the junior subordinated debentures of Sussex Capital Trust II.  The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2008 totaled $59.6 million and consisted of $26.9 million in commitments to grant commercial real estate, construction and land development loans, $11.8 million in home equity lines of credit, and $21.0 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4 (T) - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

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

(b)  Changes in Internal Control over Financial Reporting

Not applicable

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses.  In the opinion of management, except as described below, no material loss is expected from any such pending lawsuit.

In connection with a non-performing asset with a current balance of $3.3 million, the Bank has initiated a foreclosure and collection proceeding. The borrower and the guarantor, who are related parties, have asserted various counterclaims against the Bank, claiming, among other things, that they were coerced into signing loan modifications and that the Bank has breached its obligations under the loan agreements. As is permitted under New Jersey law, the claimants have not made demand for any specific amount of damages. The Bank believes the claims are wholly without merit, and the counterclaims have been dismissed in the foreclosure proceeding, although they are still at issue in the collection action. The Bank intends to vigorously defend the counterclaims in the collection action and pursue the foreclosure and collection actions.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares; on April 19, 2006 to 150,000 shares and on August 23, 2007 to 250,000 shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	-	-
February 1, 2008 through February 29, 2008	500	$11.00
March 1, 2008 through March 31, 2008	-	-
Total	500	$11.00	184,797	65,203

Index

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

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
Date: May 14, 2008