Form 10-Q
period 2008-06-30
SUSSEX BANCORP
filed 2008-08-13
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]          No [X]

As of August 7, 2008 there were 3,096,565 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	June 30, 2008	December 31, 2007

Cash and due from banks	$11,409	$7,985
Federal funds sold	30,735	3,790
Cash and cash equivalents	42,144	11,775

Interest bearing time deposits with other banks	100	100
Trading securities	14,104	14,259
Securities available for sale	48,539	48,397
Federal Home Loan Bank Stock, at cost	2,111	2,032

Loans receivable, net of unearned income	305,366	300,646
Less: allowance for loan losses	4,831	5,140
Net loans receivable	300,535	295,506

Foreclosed real estate	3,437	-
Premises and equipment, net	8,868	9,112
Accrued interest receivable	1,862	2,035
Goodwill	2,820	2,820
Other assets	7,943	7,496

Total Assets	$432,463	$393,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$43,750	$36,625
Interest bearing	302,546	271,913
Total Deposits	346,296	308,538

Borrowings	36,173	35,200
Accrued interest payable and other liabilities	2,547	2,467
Junior subordinated debentures	12,887	12,887

Total Liabilities	397,903	359,092

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,114,075 in 2008 and 3,104,374 in 2007;
outstanding shares 3,100,830 in 2008 and 3,093,699 in 2007	26,724	26,651
Retained earnings	8,334	7,774
Accumulated other comprehensive income (loss)	(498)	15

Total Stockholders' Equity	34,560	34,440

Total Liabilities and Stockholders' Equity	$432,463	$393,532

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans receivable, including fees	$4,637	$4,881	$9,448	$9,534
Securities:
Taxable	543	404	1,067	800
Tax-exempt	226	257	462	507
Federal funds sold	88	69	112	161
Interest bearing deposits	-	2	1	3
Total Interest Income	5,494	5,613	11,090	11,005

INTEREST EXPENSE
Deposits	2,068	2,355	4,198	4,563
Borrowings	373	243	755	465
Junior subordinated debentures	131	121	324	234
Total Interest Expense	2,572	2,719	5,277	5,262

Net Interest Income	2,922	2,894	5,813	5,743
PROVISION FOR LOAN LOSSES	117	436	290	544
Net Interest Income after Provision for Loan Losses	2,805	2,458	5,523	5,199

OTHER INCOME
Service fees on deposit accounts	351	335	702	654
ATM and debit card fees	120	104	225	191
Insurance commissions and fees	653	664	1,396	1,518
Investment brokerage fees	48	56	95	213
Holding gains (losses) on trading securities	(196)	(48)	21	(2)
Gain on sale of securities, available for sale	68	-	152	-
Other	184	124	316	247
Total Other Income	1,228	1,235	2,907	2,821

OTHER EXPENSES
Salaries and employee benefits	1,976	1,829	3,855	3,611
Occupancy, net	304	300	662	613
Furniture, equipment and data processing	374	356	747	694
Stationary and supplies	48	46	91	92
Professional fees	88	165	197	304
Advertising and promotion	161	137	287	241
Insurance	47	48	85	94
FDIC assessment	90	9	185	18
Postage and freight	46	48	84	88
Amortization of intangible assets	14	26	29	63
Other	419	372	818	758
Total Other Expenses	3,567	3,336	7,040	6,576

Income before Income Taxes	466	357	1,390	1,444
PROVISION FOR INCOME TAXES	107	63	394	426
Net Income	$359	$294	$996	$1,018

EARNINGS PER SHARE
Basic	$0.12	$0.09	$0.32	$0.32
Diluted	$0.12	$0.09	$0.32	$0.32

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2008 and 2007
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2006	3,152,374	$27,306	$7,415	$(129)	$-	$34,592
Adjustment to opening balance, net of tax, for the adoption
of SFAS No. 159 (see Note 7)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	1,018	-	-	1,018
Change in unrealized gains on securities
available for sale, net of tax	-	-	-	(399)	-	(399)
Total Comprehensive Income						619

Treasury shares purchased	(6,800)	-	-	-	(101)	(101)
Treasury shares retired	-	(101)	-	-	101	-
Exercise of stock options	20,851	256	-	-	-	256
Income tax benefit of stock options exercised	-	18	-	-	-	18
Restricted stock vested during the period (a)	1,925	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	34	-	-	-	34
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($0.14 per share)	-	-	(445)	-	-	(445)

Balance June 30, 2007	3,169,350	$27,528	$7,726	$(266)	$-	$34,988

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440
Comprehensive income:
Net income	-	-	996	-	-	996
Change in unrealized losses on securities
available for sale, net of tax	-	-	-	(513)	-	(513)
Total Comprehensive Income						483

Treasury shares purchased	(500)	-	-	-	(5)	(5)
Treasury shares retired	-	(5)	-	-	5	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	4,025	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	43	-	-	-	43
Dividends on common stock ($0.14 per share)	-	-	(436)	-	-	(436)

Balance June 30, 2008	3,100,830	$26,724	$8,334	$(498)	$-	$34,560

(a) Balance of unvested shares of restricted stock; 13,245 in 2008 and 10,675 in 2007

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$996	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	290	544
Provision for depreciation and amortization	522	513
Net change in trading securities	155	2,082
Net amortization of securities premiums and discounts	-	11
Net realized gain on sale of securities	(152)	-
Earnings on investment in life insurance	(51)	(53)
Compensation expense for stock options and stock awards	43	49
(Increase) decrease in assets:
Accrued interest receivable	173	106
Other assets	(83)	(761)
Increase in accrued interest payable and other liabilities	81	152

Net Cash Provided by Operating Activities	1,974	3,661

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(11,320)	(11,141)
Proceeds from sale of securities	5,240	1,304
Maturities, calls and principal repayments	5,235	3,729
Net increase in loans	(9,072)	(22,388)
Proceeds from sale of foreclosed real estate	316	-
Purchases of premises and equipment	(249)	(1,262)
Increase in FHLB stock	(79)	(170)

Net Cash Used in Investing Activities	(9,929)	(29,928)

Cash Flows from Financing Activities
Net increase in deposits	37,758	15,565
Proceeds from borrowings	3,000	8,000
Repayments of borrowings	(2,027)	(6,025)
Proceeds from junior subordinated debentures	-	12,887
Proceeds from the exercise of stock options	34	256
Purchase of treasury stock	(5)	(101)
Dividends paid	(436)	(445)

Net Cash Provided by Financing Activities	38,324	30,137

Net Increase in Cash and Cash Equivalents	30,369	3,870
Cash and Cash Equivalents - Beginning	11,775	22,165
Cash and Cash Equivalents - Ending	$42,144	$26,035
Supplementary Cash Flows Information
Interest paid	$5,521	$5,026
Income taxes paid	$282	$1,093
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$3,753	$-

See Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The following table sets forth the computations of basic and diluted earnings per share.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$359	3,100	$0.12	$294	3,166	$0.09
Effect of dilutive securities:
Stock options	-	14		-	17
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$359	3,114	$0.12	$294	3,183	$0.09

Index

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$996	3,099	$0.32	$1,018	3,162	$0.32
Effect of dilutive securities:
Stock options	-	16		-	35
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$996	3,115	$0.32	$1,018	3,197	$0.32

Note 3 - Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Unrealized holding loss on available for sale securities	$(717)	$(738)	$(703)	$(665)
Reclassification adjustments for gains included in net income	(68)	-	(152)	-
Net unrealized loss	(785)	(738)	(855)	(665)
Tax effect	314	294	342	266
Other comprehensive loss, net of tax	$(471)	$(444)	$(513)	$(399)

Note 4 – Segment Information

      The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$2,922	$-	$2,922	$2,894	$-	$2,894
Other income from external sources	575	653	1,228	571	664	1,235
Depreciation and amortization	243	12	255	246	10	256
Income before income taxes	477	(11)	466	308	49	357
Income tax expense (1)	111	(4)	107	43	20	63
Total assets	429,185	3,278	432,463	384,074	3,180	387,254

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$5,813	$-	$5,813	$5,743	$-	$5,743
Other income from external sources	1,511	1,396	2,907	1,303	1,518	2,821
Depreciation and amortization	499	23	522	493	20	513
Income before income taxes	1,282	108	1,390	1,166	278	1,444
Income tax expense (1)	351	43	394	315	111	426
Total assets	429,185	3,278	432,463	384,074	3,180	387,254

 (1) Insurance services calculated at statutory tax rate of 40%

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

Index

During the first six months of 2008, the Company expensed $43 thousand in stock-based compensation under stock option plans and restricted stock awards, including $10 thousand related to stock option plans.  No stock options have been granted in 2008.  At June 30, 2008, the unrecognized compensation expense for stock option plans was $2 thousand and will be recognized in July of 2008.

Information regarding the Company’s stock option plans as of June 30, 2008 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	217,814	$13.11
Options exercised	(3,606)	9.37
Options forfeited	(3,820)	15.19
Options outstanding, end of quarter	210,388	$13.14	5.18	$899
Options exercisable, end of quarter	199,363	$13.14	6.66	$899
Option price range at end of quarter	$7.32 to $17.52
Option price range for exercisable shares	$7.32 to $17.52

The total intrinsic value or fair market price over the exercise price, of stock options exercised was $7 thousand during the first six months of 2008.

Information regarding the Company’s restricted stock activity as of June 30, 2008 was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	10,675	$15.06
Granted	6,795	10.41
Forfeited	(200)	15.00
Vested	(4,025)	15.09
Restricted stock, end of quarter	13,245	$13.22

Compensation expense recognized for restricted stock was $33 thousand for the first six months of 2008.  At June 30, 2008, unrecognized compensation expense for non-vested restricted stock was $147 thousand, which is expected to be recognized over an average period of 2.9 years.

Note 6 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,320,000 of undrawn standby letters of credit outstanding as of June 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

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

Index

On January 1, 2007, the Company elected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities, or $14.4 million of its $23.2 million in mortgage-backed securities, and reclassified them as trading securities.

At December 31, 2006, it was the Company’s intent to hold these investments until maturity or market price recovery and the Company classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report on Form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company has achieved.  The Company selected these mortgage-backed securities primarily on the basis of yield.

The following table summarizes the impact of adopting SFAS No. 159 for certain investment securities:

	Balance Sheet	Balance Sheet	Balance Sheet
	1/1/2007 prior	Adjustment	1/1/2007 after
(Dollars in thousands)	to adoption	Pretax	FVO adoption
Securities, available for sale, at amortized cost	$54,851	$(14,828)	$40,023
Net unrealized losses on securities available for sale	(216)	436	220
Securities available for sale, at fair value	54,635	(14,392)	40,243
Trading securities	-	14,392	14,392
	$54,635	$-	$54,635
Pretax cumulative effect of adoption of the fair value option		$(436)
Increase in deferred tax assets		174
Cumulative effect of adoption of the fair value option (charged to retained earnings)		$(262)

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

Index

The following table summarizes the valuation of the Company’s assets measured at fair value by the above SFAS No. 157 pricing observability levels:
		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At June 30, 2008:
Trading securities	$14,104	$-	$14,104	$-
Available for sale securities	48,539	-	48,539	-
Impaired loans	9,821	-	-	9,821
Other real estate owned	3,437	-	-	3,437

At December 31, 2007:
Trading securities	$14,259	$-	$14,259	$-
Available for sale securities	48,397	-	48,397	-
Impaired loans	13,461	-	-	13,461
Other real estate owned	-	-	-	-

There was an unrealized gain on trading securities recorded on the income statement of $21 thousand for the six months ended June 30, 2008 and $2 thousand unrealized loss for the same period in 2007.

The table below presents a reconciliation for assets measured at fair value using Level 3 significant unobservable inputs:

	2008			2007
	Impaired	Other Real		Impaired	Other Real
	Loans	Estate Owned	Total	Loans	Estate Owned	Total

Beginning balance, January 1,	$13,461	$-	$13,461	$2,185	$-	$2,185
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-	-
Other changes in fair value	(519)	-	(519)	5	-	5
Purchases, Issuances, and settlements	(3,121)	3,437	316	6,506	-	6,506
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance, June 30,	$9,821	$3,437	$13,258	$8,696	$-	$8,696

Impaired loans, which are measured for impairment using the fair value of collateral-dependent loans, had carrying amounts of $11.2 million and $9.2 million, with valuation allowances of $1.4 million and $483 thousand at June 30, 2008 and 2007, respectively.  For the six month period ended June 30, 2008, a $344 thousand decrease in the related provision for loan losses was recorded, as $522 thousand in impaired loans was charged-off in related transactions and in the six month period ended June 30, 2007, impaired loans required an additional provision for loan losses of $461 thousand.

Note 8 - New Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Index

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

The Company's goal is to serve as community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  Our market presence has expanded by opening branch offices in Port Jervis and Warwick, New York.  In addition, the Company has received regulatory approval to open an office in Pike County, Pennsylvania.  While offering traditional community bank loan and deposit products and services, the Company obtains non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations.

Index

The Company has continued to face strong competition for cost effective deposits in its primary trade area. This competition has caused us to rely more heavily on higher promotional rate savings and time deposits than traditional deposit accounts to fund our growing loan portfolio. In addition, we have experienced an increase in non-performing loans, which coupled with the competitive deposit market, has caused our margin to compress.  In response, the Company is closely monitoring rates offered on deposit products and is seeking to enhance its yield on interest earning assets, primarily its loan portfolio. The Company has strategically slowed its loan growth in 2008 to maintain its loan to deposit ratio within policy guidelines while focusing on its more profitable relationships and deemphasizing construction development loans.  Management believes this will benefit the Company’s net interest margin and profitability.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Overview - The Company realized net income of $359 thousand for the second quarter of 2008, an increase of $65 thousand, or 22.1%, from the $294 thousand reported for the same period in 2007. Basic and diluted earnings per share for the three months ended June 30, 2008 were $0.12 compared to $0.09 for the comparable period of 2007.

The increase in both net income and earnings per share reflects a $319 thousand decrease in the Company’s provision for loan losses, largely offset by an $81 thousand increase in FDIC insurance premiums and a $35 thousand increase in other real estate expenses for the three month period ended June 30, 2008 compared to the same period in 2007.

Index

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2008 and 2007.

(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$21,931	$339	6.22%	$24,417	$335	5.50%
Taxable	42,289	543	5.16%	34,547	404	4.69%
Total securities	64,220	882	5.52%	58,964	739	5.03%
Total loans receivable (4)	306,361	4,637	6.09%	279,035	4,881	7.02%
Other interest-earning assets	17,364	88	2.04%	5,980	71	4.75%
Total earning assets	387,945	$5,607	5.81%	343,979	$5,691	6.64%

Non-interest earning assets	30,671			28,463
Allowance for loan losses	(5,384)			(3,605)
Total Assets	$413,232			$368,837

Sources of Funds:
Interest bearing deposits:
NOW	$57,617	$186	1.30%	$59,290	$327	2.22%
Money market	26,460	138	2.10%	38,047	362	3.81%
Savings	69,485	439	2.54%	39,429	89	0.90%
Time	133,455	1,305	3.93%	130,606	1,577	4.84%
Total interest bearing deposits	287,017	2,068	2.90%	267,372	2,355	3.53%
Borrowed funds	36,178	373	4.08%	20,343	243	4.73%
Junior subordinated debentures	12,887	131	4.02%	5,576	121	8.58%
Total interest bearing liabilities	336,082	$2,572	3.08%	293,291	$2,719	3.72%

Non-interest bearing liabilities:
Demand deposits	39,919			37,995
Other liabilities	2,293			2,277
Total non-interest bearing liabilities	42,212			40,272
Stockholders' equity	34,938			35,273
Total Liabilities and Stockholders' Equity	$413,232			$368,837

Net Interest Income and Margin (5)		$3,035	3.15%		$2,972	3.46%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $63 thousand, or 2.1%, to $3.0 million for the three months ended June 30, 2008 from $2.9 million for the second quarter of  2007.  Total average earning assets increased by $44.0 million, or 12.8%, to $387.9 million for the three months ended June 30, 2008, while total interest bearing liabilities increased $42.8 million, or 14.6%, to $336.1 million during the same three month period. The major increase in average earning assets was in the loan portfolio, while the largest increase in interest bearing liabilities was in savings deposits.

The net interest margin decreased, on a fully taxable equivalent basis, by 32 basis points to 3.15% for the three months ended June 30, 2008 compared to 3.46% for the same period in 2007, as the yield on total earning assets decreased 82 basis points to 5.81% and the cost of total interest bearing liabilities decreased 64 basis points to 3.08% in the three month period ended June 30, 2008 from the same period a year earlier.  The decrease in yield on earning assets and cost of interest bearing liabilities largely reflects the decrease in market rates of interest and, with regard to the decrease in yield, the increase in non-performing loans.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased by $82 thousand to $5.6 million for the three months ended June 30, 2008 compared to $5.7 million in the same period in 2007.  The decrease in interest income primarily reflects the $245 thousand decrease in interest earned on second quarter average loan receivable balances, as the yield on loan receivables decreased 93 basis points to 6.09% for the three month period ended June 30, 2008 from 7.02% in the same period in 2007. This decrease in yield is offset by a 49 basis point increase in yield on investment securities from 5.03% for the three month period ended June 30, 2007 to 5.52% during the same period in 2008.

Total interest income on securities, on a fully taxable equivalent basis, increased $143 thousand, to $882 thousand for the quarter ended June 30, 2008 from $739 thousand for the second quarter of 2007.  As the average balance of total securities increased $5.3 million, the yield on securities increased 49 basis points, from 5.03% in the second quarter of 2007 to 5.52% for the second quarter of 2008.  The increase in the average balances of the securities portfolio reflects a $7.7 million increase in taxable securities and a $2.5 million decrease in tax-exempt securities, as new purchases exceeded sales, paydowns and maturities of securities.  The increase in yield was accomplished by the repricing of existing mortgage backed securities, new security purchases and the effective tax rate adjustments on tax exempt securities between the two second quarter periods.

The average balance in loans receivable increased $27.3 million, or 9.8%, to $306.4 million in the current three month period from $279.0 million in the same period of 2007, while the interest earned on total loans receivable decreased $245 thousand, or 5.0% from the second quarter of 2007 to the current period.  The average rate earned on loans decreased 93 basis points from 7.02% for the three months ended June 30, 2007 to 6.09% for the same period in 2008.  The increase in our loan portfolio average balance reflects our continuing efforts to enhance our loan origination capacity, while the decrease in yield is the result of increased loan competition on the basis of rate and the impact of non-accrual loans.   In the second quarter of 2008, non-accrual loan balances increased $5.2 million.  In addition $3.4 million in non-accrual loan receivable balances were transferred to foreclosed real estate between the two three month periods.

Interest Expense - The Company’s interest expense for the three months ended June 30, 2008 decreased $147 thousand, or 5.4%, to $2.6 million from $2.7 million for the same period in 2007, as the balance in average interest-bearing liabilities increased $42.8 million, or 14.6%, to $336.1 million from $293.3 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 64 basis points from 3.72% for the three months ended June 30, 2007 to 3.08% for the same period in 2008.  The decrease in rate reflects the Company’s efforts to reprice higher costing time deposits into a promotional savings account product, as well as repricing borrowings and junior subordinated debentures in a declining interest rate environment.

The Company’s time deposits represent the largest component of interest-bearing deposits.  The average balance in time deposits increased by $2.8 million, or 2.2%, to $133.5 million for the three month period ended June 30, 2008 compared to $130.6 million for the same period in 2007, while the related interest expense on time deposits decreased $272 thousand, or 17.3%, to $1.3 million. The average rate paid on time deposits decreased 91 basis points from 4.84% for the three months ended June 30, 2007 to 3.93% for the same period in 2008 reflecting the current decrease in market interest rates.

In March of 2008 the Company began offering a promotional savings account product linked to a demand deposit account.  The new savings account product was well received by customers; increasing second quarter 2008 average savings balances $30.1 million, or 76.2%, to $69.5 million over the same period balances in 2007.  The yield on savings accounts increased 164 basis points to 2.5% from 0.9% between the periods ending June 30, 2008 and 2007, respectively, resulting in an increase of $350 thousand in savings deposit interest expense to $439 thousand for the second quarter of 2008 from $89 thousand a year earlier, while contributing to the overall decline in interest expense.

Offsetting the savings account average balance increase, money market account average balances declined $11.6 million, to $26.5 million for the three month period ended June 30, 2008 from $38.0 million one year earlier.  The yield on money market accounts declined 171 basis points from 3.81% to 2.10% during the two periods as interest expense decreased $223 thousand, or 61.8%, from $362 thousand for the three months ended June 30, 2007 to $138 thousand during the same period in 2008.

For the quarter ended June 30, 2008, the Company’s average borrowed funds increased $15.8 million to $36.2 million compared to average borrowed funds of $20.3 million during the second quarter of 2007.  The balance at June 30, 2008 consisted of six convertible notes, one repurchase agreement and one amortizing advance from the Federal Home Loan Bank.  The average rate paid on total borrowed funds decreased 66 basis points from the second quarter of 2007 to the same period in 2008, as $6.0 million in convertible notes were called and $21.0 million in lower yielding convertible advances were purchased.  One $2.0 million repurchase agreement matured in March of 2008 and was replaced by a $3.0 million repurchase agreement which matures in December of 2008.

Index

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the second quarter of 2008 compared to $5.6 million during the same period in 2007.  One $5.2 million debenture which bore a floating rate of interest averaging 9.01% during the three months ended June 30, 2007 was called and repaid on July 9, 2007 and replaced with a $12.9 million junior subordinated debenture, issued on June 28, 2007 which also bares a floating rate of interest tied to the three month LIBOR. The rate on the newly issued debenture averaged 4.02% for the three months ended June 30, 2008.  The restructuring of the junior subordinated debentures increased the average balance of these instruments by $7.3 million while lowering the Company’s cost 456 basis points.

Provision for Loan Losses - The loan loss provision for the second quarter of 2008 decreased $254 thousand, or 46.7%, to $117 thousand compared to a provision of $436 thousand in the second quarter of 2007.  Additional provisions were necessary in the second quarter of 2007 to adequately reserve for the increase in non-performing loan balances during that period, as compared to a decrease in non-performing loans during the second quarter of 2008.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  The Company’s non-interest income decreased $7 thousand, or 1.0%, to $1.2 million for the three months ended June 30, 2008 and 2007.  Insurance commission income from Tri-State has decreased $11 thousand, or 1.7%, in the second quarter of 2008 over the same period in 2007, and service fees on deposit accounts have increased by $16 thousand, or 4.8%, to $351 thousand in the second quarter of 2008 from $335 thousand during the same period in 2007.  For the three months ended June 30, 2008, we recognized a loss before taxes of $11 thousand from Tri-State’s operations, compared to net income before taxes of $49 thousand in the year ago period.

ATM and debit card fees increased $16 thousand, or 15.4%, from $104 thousand in the second quarter of 2007 to $120 thousand in the three month period ended June 30, 2008, due to increased usage of our ATMs and debit cards.  Following the early adoption of SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities in the first quarter of 2007, the Company has reported $196 thousand in holding losses on trading securities in the second quarter of 2008, compared to $48 thousand in holding losses reported in the same period one year ago.  The trading securities losses reflect the mark to market adjustment at each quarter end to the investment securities for which the Company has elected the fair value option.   The Company has also reported a $68 thousand gain on the sale of securities, available for sale in the second quarter of 2008 compared to no such gains or losses in the same period of 2007.  Investment brokerage fees have decreased $8 thousand, or 14.3%, to $48 thousand in the second quarter of 2008 compared to $56 thousand during the same period in 2007.

Other non-interest income increased $60 thousand, or 48.4%, in the second quarter of 2008 to $184 thousand from $124 thousand during the same period a year earlier.  The majority of the increase in other income in the second quarter of 2008 was a $28 thousand increase in the Company’s 49% share of joint venture income from SussexMortgage.com and a $32 thousand increase in other loan fee income over second quarter 2007 earnings.

Non-Interest Expense - Total non-interest expense increased $231 thousand, or 6.9%, from $3.3 million in the second quarter of 2007 to $3.6 million in the second quarter of 2008.  Salaries and employee benefits increased $147 thousand, or 8.0%, due to additions to staff and normal pay increases.  Furniture, equipment and data processing expenses rose $18 thousand, or 5.1%, while occupancy expenses increased $4 thousand, or 1.3%, between the two periods.  Advertising and promotion expenses increased $24 thousand, or 17.5%, in the second quarter of 2008 from the same period in 2007 as the Company increased its newspaper advertising for a new Savings Plus account promotion and FDIC insurance premiums related to the new assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005 increased $81 thousand to $90 thousand for the second quarter of 2008 from $9 thousand in the same year ago period.  The $47 thousand increase in other non-interest expenses in second quarter 2008 over 2007 was mostly attributable to a $35 thousand increase in other real estate expenses directly related to the $3.4 million in foreclosed real estate owned by the Company which was not present during the second quarter of 2007.

Professional fees have decreased $77 thousand, or 46.7%, to $88 thousand in the second quarter of 2008 due to loan review and compliance services which were outsourced in 2007 and are now performed internally by credit review and compliance officers, as well as a restructuring of the internal audit services provided.  Certain amortization expenses on intangible assets have expired, reducing these expenses $12 thousand in the second quarter of 2008.

Index

Income Taxes - The Company’s income tax provision, which includes both federal and state taxes, was $107 thousand and $63 thousand for the three months ended June 30, 2008 and 2007, respectively.  This $44 thousand increase in income taxes resulted from an increase in income before taxes of $109 thousand, or 30.5% for the three months ended June 30, 2008 as compared to the same period in 2007.  The Company’s effective tax rate, which is below the statutory tax rate, increased to 23.0% from 17.5% for the three months ended June 30, 2008 and 2007, respectively, due a decrease in tax-exempt interest on securities.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Overview - For the six months ended June 30, 2008, net income was $996 thousand, a decrease of $22 thousand, or 2.2%, from the $1.0 million reported for the same period in 2007.  Basic and diluted earnings per share were $0.32 for both six month periods ended June 30, 2008 and 2007.  The decline in net income reflects a $254 thousand decrease in the Company’s provision for loan losses and increases in net interest income and non-interest income, offset by an increase in non-interest expenses.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2008 and 2007.

	Six Months Ended June 30,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$22,287	$690	6.23%	$24,030	$663	5.57%
Taxable	41,339	1,067	5.19%	34,135	800	4.73%
Total securities	63,626	1,757	5.55%	58,166	1,463	5.07%
Total loans receivable (4)	303,192	9,448	6.27%	272,678	9,534	7.05%
Other interest-earning assets	10,153	113	2.24%	6,397	164	5.16%
Total earning assets	376,971	$11,318	6.04%	337,242	$11,161	6.67%

Non-interest earning assets	30,054			28,098
Allowance for loan losses	(5,305)			(3,496)
Total Assets	$401,720			$361,844

Sources of Funds:
Interest bearing deposits:
NOW	$58,426	$429	1.48%	$58,221	$642	2.22%
Money market	29,588	354	2.41%	36,731	704	3.87%
Savings	53,995	551	2.05%	39,655	178	0.91%
Time	134,773	2,864	4.27%	127,386	3,039	4.81%
Total interest bearing deposits	276,782	4,198	3.05%	261,993	4,563	3.51%
Borrowed funds	35,914	755	4.16%	19,565	465	4.73%
Junior subordinated debentures	12,887	324	4.97%	5,366	234	8.66%
Total interest bearing liabilities	325,583	$5,277	3.26%	286,924	$5,262	3.70%

Non-interest bearing liabilities:
Demand deposits	39,286			37,647
Other liabilities	2,069			2,218
Total non-interest bearing liabilities	41,355			39,865
Stockholders' equity	34,782			35,055
Total Liabilities and Stockholders' Equity	$401,720			$361,844

Net Interest Income and Margin (5)		$6,041	3.22%		$5,899	3.53%

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

Index

Net Interest Income - Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $143 thousand, or 2.4%, to $6.0 million for the six months ended June 30, 2008 from $5.9 million for the same six month period in 2007.  The net interest margin decreased, on a fully taxable equivalent basis, by 31 basis points to 3.22% for the six months ended June 30, 2008 compared to 3.53% for the same period in 2007, as the yield on total earning assets decreased 63 basis points to 6.04% and the cost of total interest bearing liabilities decreased 44 basis points to 3.26% in the six month period ended June 30, 2008 from the same period a year earlier.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decrease in market rates of interest and, with regard to the decrease in yield, an increase in non-accrual loans.

Interest Income - Total interest income, on a fully taxable equivalent basis, increased by $158 thousand to $11.3 million for the six months ended June 30, 2008 compared to $11.2 million in the same period in 2007.  The increase in interest income primarily reflects a $39.7 million increase in average earning assets, offset by a decline in yield to 6.04% for the first six months of 2008 from 6.67% in the same period in 2007.  This decrease in yield is the net result of a 78 basis point decline in the yield on loan receivables, offset by a 48 basis point increase in yield on investment securities.

Total interest income on securities, on a fully taxable equivalent basis, increased $294 thousand, to $1.8 million for the first six months of 2008 from $1.5 million for the first half of 2007.  As the average balance of total securities increased $5.5 million, the yield on securities increased 48 basis points, from 5.07% in the first half of 2007 to 5.55% for the first six months of 2008.  The increase in the average balances of the securities portfolio reflects a $7.2 million increase in taxable securities and a $1.7 million decrease in tax-exempt securities, as new purchases exceeded sales, paydowns and maturities of securities.  The increase in yield was accomplished by the repricing of existing mortgage backed securities, new security purchases and the effective tax rate adjustments on tax exempt securities between the two six month periods.

The average balance in loans receivable increased $30.5 million, or 11.2%, to $303.2 million in the current six month period from $272.7 million in the same period of 2007, while the interest earned on total loans receivable decreased $86 thousand, or 0.9% from the first half of 2007 to the current period.  The average rate earned on loans decreased 78 basis points from 7.05% for the six months ended June 30, 2007 to 6.27% for the same period in 2008.  The increase in our loan portfolio average balance reflects our continuing efforts to grow our loan portfolio, while the decrease in yield is the result of the reclassification of $8.6 million in loan receivable balances to non-accrual and foreclosed real estate between the two six month periods and market competition.

Interest Expense - The Company’s interest expense for the six months ended June 30, 2008 increased $15 thousand, or 0.3%, to $5.3 million, as the balance in average interest-bearing liabilities increased $38.7 million, or 13.5% to $325.6 million from $286.9 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 44 basis points from 3.70% for the six months ended June 30, 2007 to 3.26% for the same period in 2008.  The decrease in rate reflects the Company’s efforts to reprice all interest-bearing liabilities in a declining interest rate environment, while offering competitive deposit products in the Company’s market area.

The Company’s time deposits represent the largest component of interest-bearing deposits.  The average balance in time deposits increased by $7.4 million, or 5.8%, to $134.8 million for the six month period ended June 30, 2008 compared to $127.4 million for the same period in 2007, while the interest expense on time deposits decreased $175 thousand, or 5.8%, to $2.9 million.  The average rate paid on time deposits decreased 54 basis points from 4.81% for the six months ended June 30, 2007 to 4.27% for the same period in 2008, reflecting the current decrease in market interest rates.

In March of 2008, the Company began offering a high rate savings account associated with a checking account to attract core deposits and build customer relationships.  The promotion has successfully increased savings account average balances by $14.3 million, or 36.2%, to $54.0 million in the first six months of 2008 from $39.7 million in the same period a year earlier.  The yield on savings accounts increased 114 basis points to 2.05% and interest expense on savings accounts increased $373 thousand to $551 thousand in the first half of 2008 from the six month period ended June 30, 2007.

Total average interest bearing deposit balances increased $14.8 million, or 5.6%, to $276.8 million, while interest expense decreased $365 thousand, or 8.0%, to $4.2 million during the first six months of 2008 from the first six months of 2007.  As the Company has repositioned higher costing time deposits into lower yielding core deposits in a declining interest rate environment, the average rate paid on interest bearing deposits decreased 46 basis points to 3.05% for the first six months of 2008 from 3.51% from the first half of 2007.   Also contributing to the interest bearing deposit rate decline was a 146 basis point decrease in the rate paid on money market accounts to 2.41% during the first six months of 2008 from 3.87% during the same period in 2007.  This decline reduced the Company’s interest expense on money market accounts $350 thousand to $354 thousand while average money market balances decreased $7.1 million to $29.6 million in the first half of 2008 from the first six months of 2007.

Index

For the six months ended June 30, 2008, the Company’s average borrowed funds increased $16.3 million to $35.9 million compared to average borrowed funds of $19.6 million during the first half of 2007.  The average rate paid on total borrowed funds decreased 57 basis points to 4.16% during the first six months of 2008 from 4.73% for the same period in 2007, as the Company has restructured its advances into lower yielding instruments while meeting asset liability needs.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first six months of 2008 compared to $5.4 million during the same period in 2007.  As described in the three month comparison, the restructuring of the junior subordinated debentures increased the average balance of these instruments by $7.5 million while lowering the Company’s cost 369 basis points between the two six month periods.

Provision for Loan Losses - The loan loss provision for the first half of 2008 decreased $254 thousand, or 46.7%, to $290 thousand compared to a provision of $544 thousand in the first half of 2007.  The lower provision during the first six months of 2008 was related to a decrease in non-performing loan balances compared to the same period in 2007 and an 11.2% increase in the Company’s loan growth during the first six months of 2008, as compared to loan growth of 19.9% in the first six months of 2007.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income increased by $86 thousand, or 3.1%, to $2.9 million for the six months ended June 30, 2008 from $2.8 million for the same period in 2007.  Insurance commissions earned through the operation of Tri-State are the Company’s primary source of non-interest income.  Insurance commission income from Tri-State has decreased $122 thousand, or 8.0%, in the first half of 2008 over the same period in 2007, largely due to a decrease in contingency commission income, which is based upon criteria set by each insurance carrier.  Investment brokerage fees have also decreased the first half of 2008 by $118 thousand, or 55.4%, to $95 thousand compared to $213 thousand during the same period in 2007.  During the first quarter of 2007 several new large brokerage accounts were opened and the Company earned related commission income. There was no similar activity in 2008.

Offsetting these decreases, other sources of non-interest income increased. Service fees on deposit accounts have increased by $48 thousand, or 7.3%, to $702 thousand in the first six months of 2008 from $654 thousand during the same period in 2007.  Due to increased usage of our ATMs and debit cards, related fees increased $34 thousand, or 17.8%, from $191 thousand in the first half of 2007 to $225 thousand in the six month period ended June 30, 2008.  The Company has reported a $152 thousand gain on the sale of securities, available for sale in the first half of 2008 compared to no such gains or losses in the same period of 2007 and there was a $23 thousand increase in holding gains on trading securities to $21 thousand compared to a $2 thousand holding loss on trading securities recorded in the first half of 2007.  As stated in the second quarter comparison, increases in loan fees and joint venture income from SussexMortgage.com are the largest components of the $69 thousand, or 27.9%, increase in other non-interest income between the two six month periods.

Non-Interest Expense - Total non-interest expense increased $464 thousand, or 7.1%, from $6.6 million in the first half of 2007 to $7.0 million in the first six months of 2008.  Salaries and employee benefits increased $244 thousand, or 6.8%, due to additions to staff and normal pay increases, as professional fees have decreased $107 thousand, or 35.2%, to $197 thousand in the first six months of 2008 largely due to outsourced loan review and compliance services which are now performed internally.

Occupancy expenses increased $49 thousand or 8.0%, and furniture, equipment and data processing expenses rose $53 thousand, or 7.6%, between the two six month periods due to an increase in overhead costs associated with the Wantage branch relocation, increased heating costs and new software products and technology enhancements.  Advertising and promotion expenses increased $46 thousand, or 19.1%, in the first half of 2008 from the same period in 2007 as the Company increased its newspaper advertising to promote its new savings account product.  FDIC insurance premiums have increased from $18 thousand during the first half of 2007 to $185 thousand in the first six months of 2008 due to one-time assessment credits which were applied in the first half of 2007.  These credits were not available in 2008.  Other non-interest expenses increased $60 thousand, or 7.9%, to $818 thousand as other real estate expenses increased $56 thousand during the first six months of 2008 compared to the same period in 2007.  Certain amortization expenses on intangible assets have expired, reducing these expenses $34 thousand in the first six months of 2008.

Income Taxes - The Company’s federal and state income tax provision decreased $32 thousand, or 7.5%, to $394 thousand for the six months ended June 30, 2008 from $426 thousand recorded for the first half of 2007.  This decrease in income taxes resulted from a decrease in income before taxes of $54 thousand, or 3.7%, for the six months ended June 30, 2008 as compared to the same period in 2007.  The Company’s effective tax rate decreased from 29.5% for the six months period ended June 30, 2007 to 28.3% for the first half of 2008 and is below the statutory tax rate due to tax exempt interest on securities and earnings on the investment in life insurance.

Index

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2008 TO DECEMBER 31, 2007

At June 30, 2008 the Company had total assets of $432.5 million compared to total assets of $393.5 million at December 31, 2007, an increase of 9.9%, or $38.9 million.  Loans receivable, net of unearned income increased $4.7 million, or 1.6%, to $305.4 million while total deposits increased $37.8 million, or 12.2%, to $346.3 million at June 30, 2008 from $308.5 million at December 31, 2007.  Additionally, cash and cash equivalents increased $30.3 million to $42.1 million at June 30, 2008, up from $11.8 million at December 31, 2007.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $30.3 million at June 30, 2008 to $42.1 million from $11.8 million at December 31, 2007.  This increase mostly reflects the Company’s increase in federal funds sold of $26.9 million to $30.7 million at June 30, 2008 from $3.8 million at year-end 2007.  The increased balance in federal funds sold is the result of the Company’s deposit growth outpacing loan growth in the first half of 2008.  The Company intends to use the cash and cash equivalents to fund future loan demand and purchase securities.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $142 thousand from $48.4 million at December 31, 2007 to $48.5 million at June 30, 2008.  During the first six months of 2008 the Company purchased $11.3 million in new available for sale securities, $3.5 million in available for sale securities matured, $5.2 million were sold or called and $1.7 million were repaid.  As of June 30, 2008 trading securities balances decreased $155 thousand to $14.1 million due to the net effect of $4.7 million in new security purchases, $3.2 million in sales or calls, $1.7 million in paydowns and net amortization expenses offset by $21 thousand in holding gains on trading securities.

Balances in state and municipal tax-exempt securities, at fair value, decreased $2.3 million to $21.1 million from $23.4 million at December 31, 2007 as balances in taxable securities, at fair value, increased $2.5 million to $27.4 million at June 30, 2008.  This shift from tax-exempt to taxable security balances was the result of realizing net gains on the sale of municipal securities, while increasing the taxable securities balance to fulfill collateral requirements.

The carrying value of the available for sale portfolio at June 30, 2008 includes a net unrealized loss of $830 thousand, reflected as an accumulated other comprehensive loss of $498 thousand in stockholders’ equity, net of a deferred income tax asset of $332 thousand.  This compares with an unrealized gain at December 31, 2007 of $25 thousand, shown as an accumulated other comprehensive gain of $15 thousand in stockholders’ equity, net of a deferred income tax liability of $10 thousand.  Management considers the unrealized gains and losses to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2008.  There were no held to maturity securities at June 30, 2008 or December 31, 2007.

Loans - The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at June 30, 2008 increased $4.7 million to $305.4 million from $300.6 million at year-end 2007.  The balance in loans secured by non-residential property accounts for 51.5% of the Company’s total loan portfolio and increased $2.8 million, to $157.3 million at June 30, 2008 from $154.6 million on December 31, 2007.  The largest percentage increase during this six month period was in one to four family residential mortgage loans which increased 10.8%, or $7.6 million, from $70.6 million at December 31, 2007 to $78.2 million at June 30, 2008.   During the first six months of 2008, the Company decreased its construction and land development loans $6.0 million, or 14.2%, to $36.0 million from $42.0 million at December 31, 2007, as $3.4 million in these loan balances were transferred to foreclosed real estate properties.

The increase in loans was funded during the first six months of 2008 by an increase in deposits.  The loan to deposit ratios at June 30, 2008 and December 31, 2007 were 86.8% and 95.8%, respectively.

 Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans and foreclosed real estate owned (“OREO”), increased by $724 thousand to $13.6 million at June 30, 2008 from $12.9 million at year end 2007. The Company’s non-accrual loans decreased $2.7 million to $9.6 million at June 30, 2008 from $12.3 million at December 31, 2007.  Foreclosed real estate at June 30, 2008 increased to $3.4 million and consisted of two parcels of real estate, from no OREO properties at December 31, 2007. The non-accrual loans at June 30, 2008 primarily consist of loans which are collateralized by real estate.  The Company had $576 thousand and $554 thousand in restructured loans and loans past due over 90 days and still accruing at June 30, 2008 and December 31, 2007, respectively.

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

(Dollars in thousands)	June 30, 2008	December 31, 2007
Non-accrual loans	$9,566	$12,301
Non-accrual loans to total loans	3.13%	4.09%
Non-performing assets	$13,579	$12,864
Non-performing assets to total assets	3.14%	3.35%
Allowance for loan losses as a % of non-performing loans	47.63%	39.96%
Allowance for loan losses to total loans	1.58%	1.71%

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

At June 30, 2008, the total allowance for loan losses was $4.8 million, a decrease of $309 thousand from the $5.1 million at December 31, 2007.  The total provision for loan losses was $290 thousand and there were $627 thousand in charge-offs and $27 thousand in recoveries for the first six months of 2008.  A charge-off for $454 thousand was taken on one loan with a balance of $3.4 million upon transfer to foreclosed real estate at its fair value of $3.0 million.  The allowance for loan losses as a percentage of total loans was 1.58% at June 30, 2008 and 1.71% at December 31, 2007.

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

Deposits - Total deposits increased $37.8 million, or 12.2%, from $308.5 million at December 31, 2007 to $346.3 million at June 30, 2008.  The Company’s total non-interest bearing deposits increased $7.1 million to $43.8 million at June 30, 2008 from $36.6 million at December 31, 2007 and interest-bearing deposits increased $30.6 million to $302.5 million at June 30, 2008 from $271.9 million at December 31, 2007.  In February of 2008 the Company began offering a promotional rate on a savings deposit product which must be opened in conjunction with a checking account.  The focus of the promotion was to attract banking relationships with lower-costing core deposits and reduce the Company’s dependency on higher priced time deposits.  As of June 30, 2008 the savings account promotion has brought in approximately $32.0 million in new deposits to the Company.   Total savings account balances have increased $64.5 million, or 176.1%, to $101.2 million at June 30, 2008 from $36.7 million on December 31, 2007, while NOW, money market and time deposit balances have decreased a combined $33.9 million, as depositors transferred balances into the new promotional savings account.

Index

Included in time deposit balances at June 30, 2008 are $533 thousand in brokered time deposits, a decrease of $966 thousand from $1.5 million at December 31, 2007.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances and a repurchase agreement from the Federal Home Loan Bank (“FHLB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans and the repurchase agreement is secured by selected investment securities held at the FHLB.  As of June 30, 2008, the Company had $36.2 million in borrowings at a weighted average interest rate of 4.09%, compared to $35.2 million in borrowings at an average rate of 4.30% at December 31, 2007.  The advances total $30.0 million, all with quarterly convertible options, that allow the FHLB to change the note rate to a then current market rate.  In November of 2005, the Company entered into a $3.2 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.  A one year $3.0 million repurchase agreement was entered into in March of 2008 at a rate of 2.24%, replacing a matured $2.0 million repurchase agreement at 5.15%, lowering the weighted average rate on borrowings by 21 basis points.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2008 was 4.22%.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity -  Stockholders' equity, inclusive of accumulated other comprehensive income (loss), net of income taxes, was $34.6 million at June 30, 2008, an increase of $120 thousand over the $34.4 million at year-end 2007.  Stockholders' equity increased due to $996 thousand in net income earned in the first six months of 2008, $34 thousand from the exercise of stock options and $44 thousand through the compensation expense of stock options, restricted stock and the tax benefit of stock options exercised.  These changes were offset by a $5 thousand decrease in common stock due to the purchase and retirement of treasury shares, cash dividends paid of $436 thousand and an unrealized loss on securities available for sale, net of income tax, of $513 thousand.

LIQUIDITY AND CAPITAL RESOURCES

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2008, had the ability to borrow up to $72.8 million against selected mortgages and investment securities as collateral for borrowings.  At June 30, 2008, the Bank had outstanding borrowings with the FHLBNY totaling $36.2 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $35.5 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At June 30, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At June 30, 2008, liquid investments totaled $42.1 million and all mature within 30 days.

At June 30, 2008, the Company had $48.5 million of securities classified as available for sale.  Of these securities, $30.8 million had $959 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  The Bank meets the well-capitalized regulatory standards applicable to it.  At June 30, 2008, the Bank's Tier I and Tier II capital ratios were 9.48% and 10.73%, respectively. The Company also maintained $42.1 million in cash and cash equivalents which could be contributed to the Bank as capital.

Index

In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of June 30, 2008, the Bank had a leverage ratio of 7.69%.

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2008 totaled $61.7 million and consisted of $28.6 million in commitments to grant commercial real estate, construction and land development loans, $12.3 million in home equity lines of credit, and $20.9 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Index

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares; on April 19, 2006 to 150,000 shares and on August 23, 2007 to 250,000 shares of the Company’s common stock.  There were no stock repurchases during the second quarter of 2008 and as of June 30, 2008, 184,797 shares had been purchased as part of the plan and 65,203 shares were left to be purchased under the plan.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

On April 23, 2008, the Registrant held its annual meeting of shareholders to elect members of the Company’s Board of Directors.

Nominees for election to the Board of Directors received the following votes:

Nominees:	For	Withhold Authority
Patrick Brady	2,206,763	156,582
Edward Leppert	2,206,620	156,725
Richard Scott	2,180,296	183,049
Timothy Marvil	2,200,540	162,805

Item 5 - Other Information

Not applicable

Index

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
Date: August 13, 2008