Form 10-Q
period 2008-09-30
SUSSEX BANCORP
filed 2008-11-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

______________________________________________________________
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
Yes [   ]                No [X]

As of November 7, 2008 there were 3,298,367 shares of common stock, no par value, outstanding, as adjusted for the 6.5% stock dividend declared October 15, 2008.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)

ASSETS	September 30, 2008	December 31, 2007

Cash and due from banks	$10,537	$7,985
Federal funds sold	15,470	3,790
Cash and cash equivalents	26,007	11,775

Interest bearing time deposits with other banks	100	100
Trading securities	13,519	14,259
Securities available for sale	64,487	48,397
Federal Home Loan Bank Stock, at cost	2,111	2,032

Loans receivable, net of unearned income	312,330	300,646
Less: allowance for loan losses	5,080	5,140
Net loans receivable	307,250	295,506

Foreclosed real estate	3,931	-
Premises and equipment, net	8,697	9,112
Accrued interest receivable	2,058	2,035
Goodwill	2,820	2,820
Other assets	8,099	7,496

Total Assets	$439,079	$393,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$40,430	$36,625
Interest bearing	316,231	271,913
Total Deposits	356,661	308,538

Borrowings	36,160	35,200
Accrued interest payable and other liabilities	2,572	2,467
Junior subordinated debentures	12,887	12,887

Total Liabilities	408,280	359,092

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,311,312 in 2008 and 3,104,374 in 2007;
outstanding shares 3,298,367 in 2008 and 3,093,699 in 2007	28,119	26,651
Retained earnings	3,676	7,774
Accumulated other comprehensive income (loss)	(996)	15

Total Stockholders' Equity	30,799	34,440

Total Liabilities and Stockholders' Equity	$439,079	$393,532

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans receivable, including fees	$4,887	$5,038	$14,335	$14,572
Securities:
Taxable	631	439	1,698	1,239
Tax-exempt	248	255	710	762
Federal funds sold	111	193	223	354
Interest bearing deposits	1	1	2	4
Total Interest Income	5,878	5,926	16,968	16,931

INTEREST EXPENSE
Deposits	2,219	2,548	6,417	7,111
Borrowings	377	241	1,132	706
Junior subordinated debentures	135	226	459	460
Total Interest Expense	2,731	3,015	8,008	8,277

Net Interest Income	3,147	2,911	8,960	8,654
PROVISION FOR LOAN LOSSES	279	324	569	868
Net Interest Income after Provision for Loan Losses	2,868	2,587	8,391	7,786

OTHER INCOME
Service fees on deposit accounts	409	362	1,111	1,016
ATM and debit card fees	123	109	348	300
Insurance commissions and fees	576	618	1,972	2,136
Investment brokerage fees	22	26	117	239
Holding gains (losses) on trading securities	(8)	194	13	192
Gain on sale of securities, available for sale	-	10	152	10
Impairment write-down on equity securities	(3,526)	-	(3,526)	-
Other	129	149	445	396
Total Other Income	(2,275)	1,468	632	4,289

OTHER EXPENSES
Salaries and employee benefits	1,842	1,792	5,697	5,403
Occupancy, net	315	319	977	932
Furniture, equipment and data processing	372	372	1,119	1,066
Stationary and supplies	50	46	141	138
Professional fees	140	120	337	424
Advertising and promotion	92	174	379	415
Insurance	42	41	127	135
FDIC assessment	95	9	280	26
Postage and freight	34	36	118	124
Amortization of intangible assets	14	15	43	78
Other	443	360	1,261	1,119
Total Other Expenses	3,439	3,284	10,479	9,860

Income (Loss) before Income Taxes	(2,846)	771	(1,456)	2,215
PROVISION FOR INCOME TAXES	181	238	575	664
Net Income (Loss)	$(3,027)	$533	$(2,031)	$1,551

EARNINGS (LOSS) PER SHARE
Basic	$(0.92)	$0.16	$(0.62)	$0.46
Diluted	$(0.92)	$0.16	$(0.62)	$0.46

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2008 and 2007
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2006	3,152,374	$27,306	$7,415	$(129)	$-	$34,592
Adjustment to opening balance, net of tax, for the adoption
of SFAS No. 159 (see Note 8)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	1,551	-	-	1,551
Change in unrealized gains on securities
available for sale, net of tax	-	-	-	(177)	-	(177)
Total Comprehensive Income						1,374

Treasury shares purchased	(30,800)	-	-	-	(397)	(397)
Treasury shares retired	-	(397)	-	-	397	-
Exercise of stock options	20,851	256	-	-	-	256
Income tax benefit of stock options exercised	-	18	-	-	-	18
Restricted stock vested during the period (a)	1,925	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	54	-	-	-	54
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($0.20 per share)	-	-	(667)	-	-	(667)

Balance September 30, 2007	3,145,350	$27,252	$8,037	$(44)	$-	$35,245

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440
Comprehensive loss:
Net loss	-	-	(2,031)	-	-	(2,031)
Change in unrealized losses on securities
available for sale, net of tax	-	-	-	(1,011)	-	(1,011)
Total Comprehensive Loss						(3,042)

Treasury shares purchased	(4,765)	-	-	-	(40)	(40)
Treasury shares retired	-	(40)	-	-	40	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	4,025	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	60	-	-	-	60
Dividends on common stock ($0.20 per share)	-	-	(654)	-	-	(654)
6.5% stock dividend	201,802	1,413	(1,413)	-	-	-

Balance September 30, 2008	3,298,367	$28,119	$3,676	$(996)	$-	$30,799

(a) Balance of unvested shares of restricted stock; 12,945 in 2008 and 10,675 in 2007

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(2,031)	$1,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	569	868
Provision for depreciation and amortization	775	770
Net change in trading securities	740	2,488
Impairment on equity securities	3,526	-
Net amortization of securities premiums and discounts	8	5
Net realized gain on sale of securities	(152)	(10)
Earnings on investment in life insurance	(78)	(79)
Compensation expense for stock options and stock awards	60	69
(Increase) decrease in assets:
Accrued interest receivable	(23)	(136)
Other assets	107	(615)
Increase in accrued interest payable and other liabilities	106	647

Net Cash Provided by Operating Activities	3,607	5,558

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(33,720)	(15,475)
Proceeds from sale of securities	5,240	2,335
Maturities, calls and principal repayments	7,322	6,886
Net increase in loans	(16,560)	(31,740)
Proceeds from sale of foreclosed real estate	316	-
Purchases of premises and equipment	(317)	(1,795)
Increase in FHLB stock	(79)	(170)

Net Cash Used in Investing Activities	(37,798)	(39,959)

Cash Flows from Financing Activities
Net increase in deposits	48,123	24,661
Proceeds from borrowings	3,000	8,000
Repayments of borrowings	(2,040)	(6,038)
Proceeds from junior subordinated debentures	-	12,887
Repayments of junior subordinated debentures	-	(5,155)
Proceeds from the exercise of stock options	34	256
Purchase of treasury stock	(40)	(397)
Dividends paid	(654)	(667)

Net Cash Provided by Financing Activities	48,423	33,547

Net Increase(Decrease) in Cash and Cash Equivalents	14,232	(854)
Cash and Cash Equivalents - Beginning	11,775	22,165
Cash and Cash Equivalents - Ending	$26,007	$21,311
Supplementary Cash Flows Information
Interest paid	$8,207	$7,920
Income taxes paid	$384	$1,227
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$4,247	$-

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., and Tri-State Insurance Agency, Inc. (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank is also a 49% partner of SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with National City Mortgage, Inc.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Bank has also received regulatory approval for a branch location in Pike County, Pennsylvania.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Note 2 - Stockholders’ Equity and Subsequent Events

On October 15, 2008, the Board of Directors declared a 6.5% common stock dividend payable on November 12, 2008 to shareholders of record as of October 29, 2008.  Accordingly, 201,802 shares of common stock will be issued to the Company’s stockholders and $1,413,000 will be transferred from retained earnings to common stock.  The effect of the stock dividend has been retroactively reflected as of September 30, 2008 in the consolidated balance sheet and the consolidated statement of stockholders’ equity.  The earnings per share amounts, stock options, restricted stock grants and dividend per share amounts disclosed in the consolidated financial statements and related footnote reflect the effect of the stock dividend as noted.

Note 3 –Other Than Temporary Impairment

As previously announced in an 8-K filing on September 8, 2008, Sussex Bancorp held Fannie Mae and Freddie Mac perpetual preferred stock at September 30, 2008 with a cost basis of approximately $3.8 million.  These securities were subject to an other than temporary impairment (“OTTI”) charge.  On September 7, 2008, the Federal Housing Finance Agency placed both Fannie Mae and Freddie Mac under conservatorship.  Although this action did not eliminate the equity in Fannie Mae and Freddie Mac represented by the perpetual preferred stock, it has negatively impacted the value of the perpetual preferred stock.   The fair value of these securities at September 30, 2008 was $284 thousand and the OTTI charge taken in the quarter ended September 30, 2008 was $3.5 million.

At September 30, 2008, Sussex Bank’s capital ratios were all above the level required to be categorized as a “well capitalized” bank.  Sussex Bank’s total risk-based capital, Tier I capital and leverage ratios were 12.16%, 10.91% and 8.41%, respectively.

While the reported results for the three and nine month periods reflect the effects of the OTTI charge, they do not reflect the change in tax treatment enacted as part of the Emergency Economic Stabilization Act of 2008 (the “Act”), which was

Index

adopted on October 3, 2008. Under the Act, the Company is permitted to deduct the loss as an ordinary loss for tax purposes, thereby offsetting a portion of the Company’s ordinary income. However, since the Act was not enacted until the fourth quarter, the Company can not recognize this tax benefit as part of its third quarter results. The tax benefit will be recognized in the fourth quarter, and it is expected to amount to approximately $1.3 million or $0.40 per share, based on the average shares outstanding for the quarter ended September 30, 2008 and adjusted for the 6.5% stock dividend.

Note 4 – Earnings (Loss) per Share

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted for the dividend discussed in Note 2.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. For the three months and nine months ended September 30, 2008, the Company had 9,237 and 14,363 shares, respectively, not included in the below calculation due to their anti-dilutive effect on earnings per share.  Potential common shares related to stock options are determined using the treasury stock method.

The following table sets forth the computations of basic and diluted earnings (loss) per share as retroactively adjusted for the 6.5% stock dividend declared October 15, 2008.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$(3,027)	3,299	$(0.92)	$533	3,363	$0.16
Effect of dilutive securities:
Stock options	-	-		-	25
Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders
and assumed conversions	$(3,027)	3,299	$(0.92)	$533	3,388	$0.16

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$(2,031)	3,300	$(0.62)	$1,551	3,366	$0.46
Effect of dilutive securities:
Stock options	-	-		-	33
Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders
and assumed conversions	$(2,031)	3,300	$(0.62)	$1,551	3,399	$0.46

Note 5 - Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	2007		2008	2007
Unrealized holding gain (loss) on available for sale securities	$(4,357)	$382		$(5,060)	$(283)
Reclassification adjustments for gains (losses) included in net income	(3,526)	10	(10)	(3,374)	10
Net unrealized gain (loss)	(831)	372		(1,686)	(293)
Tax effect	333	(150)		675	116
Other comprehensive income (loss), net of tax	$(498)	$222		$(1,011)	$(177)

Index

Note 6 – Segment Information

      The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$3,147	$-	$3,147	$2,911	$-	$2,911
Other income from external sources	(2,851)	576	(2,275)	850	618	1,468
Depreciation and amortization	241	12	253	247	10	257
Income (loss) before income taxes	(2,822)	(24)	(2,846)	756	15	771
Income tax expense (benefit) (1)	191	(10)	181	232	6	238
Total assets	435,932	3,147	439,079	388,650	3,284	391,934

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$8,960	$-	$8,960	$8,654	$-	$8,654
Other income from external sources	(1,340)	1,972	632	2,153	2,136	4,289
Depreciation and amortization	741	34	775	740	30	770
Income (loss) before income taxes	(1,540)	84	(1,456)	1,922	293	2,215
Income tax expense (1)	541	34	575	547	117	664
Total assets	435,932	3,147	439,079	388,650	3,284	391,934

 (1) Insurance services calculated at statutory tax rate of 40%

Note 7 - Stock-Based Compensation

The Company currently has stock-based compensation plans in place for directors, officers, employees, consultants and advisors of the Company.   Under the terms of these plans the Company may grant restricted shares and stock options for the purchase of the Company’s common stock.  The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors.  Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and five years.  All dividends paid on restricted stock, whether vested or unvested, are granted to the shareholder.

During the first nine months of 2008 and 2007, the Company expensed $60 thousand and $54 thousand, respectively, in stock-based compensation under stock option plans and restricted stock awards, including $12 thousand in 2008 and $15 thousand in 2007 related to previous grants under stock option plans.  No stock options have been granted in 2008.  As of September 30, 2008, all unrecognized compensation expense for stock option plans has been expensed.

Information regarding the Company’s stock option plans as of September 30, 2008 was as follows, as adjusted for the 6.5% stock dividend:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	231,974	$12.31
Options exercised	(3,840)	8.80
Options forfeited	(9,531)	11.69
Options outstanding, end of quarter	218,603	$12.32	6.88	$436
Options exercisable, end of quarter	218,603	$12.32	6.88	$436
Option price range at end of quarter	$6.88 to $16.45
Option price range for exercisable shares	$6.88 to $16.45

The total intrinsic value or fair market price over the exercise price, of stock options exercised was $7 thousand during the first nine months of 2008.

Index

Information regarding the Company’s restricted stock activity as of September 30, 2008, as adjusted for the 6.5% stock dividend, was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	11,371	$14.14
Granted	7,237	9.77
Forfeited	(533)	13.03
Vested and stock dividend	(5,130)	13.80
Restricted stock, end of quarter	12,945	$12.68

Compensation expense recognized for restricted stock was $48 thousand for the first nine months of 2008.  At September 30, 2008, unrecognized compensation expense for non-vested restricted stock was $128 thousand, which is expected to be recognized over an average period of 2.9 years.

Note 8 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,343,000 of undrawn standby letters of credit outstanding as of September 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

Note 9 - Adoption of SFAS 157 and 159

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

The following table summarizes the valuation of the Company’s assets measured at fair value by the above SFAS No. 157 pricing observability levels:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At September 30, 2008:
Trading securities	$13,519	$-	$13,519	$-
Available for sale securities	64,487	-	64,487	-
Impaired loans	9,629	-	-	9,629
Other real estate owned	3,931	-	-	3,931

At December 31, 2007:
Trading securities	$14,259	$-	$14,259	$-
Available for sale securities	48,397	-	48,397	-
Impaired loans	13,461	-	-	13,461
Other real estate owned	-	-	-	-

The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There was an unrealized gain on trading securities recorded on the income statement of $13 thousand for the nine months ended September 30, 2008 and $192 thousand unrealized gain for the same period in 2007.

Index

The table below presents a reconciliation for assets measured at fair value using Level 3 significant unobservable inputs:

	2008			2007
	Impaired	Other Real		Impaired	Other Real
	Loans	Estate Owned	Total	Loans	Estate Owned	Total

Beginning balance, January 1,	$13,461	$-	$13,461	$2,185	$-	$2,185
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-	-
Other changes in fair value	(612)	-	(612)	25	-	25
Purchases, Issuances, and settlements	(3,220)	3,931	711	6,357	-	6,357
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance, September 30,	$9,629	$3,931	$13,560	$8,567	$-	$8,567

Impaired loans, which are measured for impairment using the fair value of collateral-dependent loans, had carrying amounts of $11.2 million and $9.1 million, with valuation allowances of $1.6 million and $502 thousand at September 30, 2008 and 2007, respectively.  For the nine month period ended September 30, 2008, a $122 thousand decrease in the provision for loan losses was recorded, as $522 thousand in impaired loans were charged-off.  In the nine month period ended September 30, 2007, impaired loans required an additional provision for loan losses of $480 thousand.

Note 10 - New Accounting Standards

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the  disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operation.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

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

Index

The Company has continued to face competition for cost effective deposits in its primary trade area. This competition has caused us to rely more heavily on promotional rate savings and time deposits than traditional deposit accounts to fund our loan portfolio and maintain liquidity. There has been a concentrated effort to increase lower costing deposits relationships with business customers to help offset the high cost of competing for deposits in the present economic environment.  Additionally, the reduction in interest rates continues to pressure our ability to increase the Company’s net interest margin.  In response, the Company closely monitors rates offered on deposit products, continues to market lower costing commercial products, through the efforts of its retail business development and loan personnel, and seeks to maximize its return on interest earning assets.   The Company has maintained its loan to deposit ratio in 2008 to within policy guidelines while focusing on its more profitable loan and deposit relationships and deemphasizing construction development loans.  Management believes this will benefit the Company’s net interest margin and profitability.

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

Index

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Overview - The Company realized a net loss of $3.0 million for the third quarter of 2008, a decrease of $3.6 million from the $533 thousand in net income reported for the same period in 2007. Basic and diluted earnings per share for the three months ended September 30, 2008 were ($0.92) compared to $0.16 for the comparable period of 2007.

The decrease in both net income and earnings per share reflects a $3.5 million other than temporary impairment charge related to our holdings of Fannie Mae and Freddie Mac preferred stock. The reported loss does not take into account a tax benefit we will recognize in the fourth quarter, when we are able to offset the loss against our ordinary income for Federal tax purposes.  The fourth quarter benefit will be approximately $1.3 million or $0.40 per share, based on the average shares outstanding for the quarter ended September 30, 2008 and adjusted for the stock dividend.

During the quarter, our net interest income increased compared to the prior year period, as our interest income remained stable and our interest expense declined, reflecting changes in market rates offset by increases in average earning assets and average liabilities.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2008 and 2007.

(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$24,131	$370	6.10%	$24,187	$329	5.40%
Taxable	53,957	631	4.65%	36,026	439	4.83%
Total securities	78,088	1,001	5.10%	60,213	768	5.06%
Total loans receivable (4)	308,154	4,887	6.31%	288,773	5,038	6.92%
Other interest-earning assets	22,653	112	1.97%	14,959	194	5.16%
Total earning assets	408,895	$6,000	5.84%	363,945	$6,000	6.54%

Non-interest earning assets	32,386			29,053
Allowance for loan losses	(4,955)			(3,878)
Total Assets	$436,326			$389,120

Sources of Funds:
Interest bearing deposits:
NOW	$57,983	$174	1.20%	$60,917	$329	2.15%
Money market	19,933	98	1.95%	41,624	393	3.75%
Savings	110,888	825	2.96%	37,294	86	0.91%
Time	121,689	1,122	3.67%	141,317	1,740	4.88%
Total interest bearing deposits	310,493	2,219	2.84%	281,152	2,548	3.60%
Borrowed funds	36,165	377	4.08%	20,218	241	4.65%
Junior subordinated debentures	12,887	135	4.10%	13,335	226	6.65%
Total interest bearing liabilities	359,545	$2,731	3.02%	314,705	$3,015	3.80%

Non-interest bearing liabilities:
Demand deposits	40,581			37,076
Other liabilities	2,481			2,320
Total non-interest bearing liabilities	43,062			39,396
Stockholders' equity	33,719			35,019
Total Liabilities and Stockholders' Equity	$436,326			$389,120

Net Interest Income and Margin (5)		$3,269	3.18%		$2,985	3.25%

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

Index

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $284 thousand, or 9.5%, to $3.3 million for the three months ended September 30, 2008 from $3.0 million for the third quarter of 2007.  Total average interest earning assets increased by $45.0 million, or 12.4%, to $409.0 million for the three months ended September 30, 2008, while total interest bearing liabilities increased $44.8 million, or 14.3%, to $359.5 million during the same three month period. The major increase in average earning assets were in the loan and investment securities portfolios, while the largest increase in interest bearing liabilities was in savings deposits.

The net interest margin decreased, on a fully taxable equivalent basis, by 7 basis points to 3.18% for the three months ended September 30, 2008 compared to 3.25% for the same period in 2007, as the yield on total earning assets decreased 70 basis points to 5.84% and the cost of total interest bearing liabilities decreased 78 basis points to 3.02% in the three month period ended September 30, 2008 from the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest and the increase in non-performing loans while the decrease in cost of interest bearing liabilities is related to a shift from higher costing time deposits to a lower costing savings account product.  During 2008, the Company began offering a higher yielding savings account product linked to a demand deposit account. The goal of the program is to reduce the Company’s interest expense by increasing savings and demand deposit accounts, reducing reliance on time deposits, and increasing the Company’s total deposits.

Interest Income - Total interest income, on a fully taxable equivalent basis, was unchanged at $6.0 million for both three month periods ended September 30, 2008 and 2007.  Total interest income primarily reflects a $151 thousand decrease in interest earned on third quarter average loan receivable balances, as the yield on loan receivables decreased 61 basis points to 6.31% for the three month period ended September 30, 2008 from 6.92% in the same period in 2007. This decrease in loan receivable income and yield was offset by a $233 thousand increase in interest income earned on average investment securities.

Total interest income on securities, on a fully taxable equivalent basis, increased $233 thousand, to $1.0 million for the quarter ended September 30, 2008 from $768 thousand for the third quarter of 2007.  As the average balance of total securities increased $17.9 million, or 29.7%, the yield on securities increased 4 basis points, from 5.06% in the third quarter of 2007 to 5.10% for the third quarter of 2008.  The increase in the average balance in the securities portfolio reflects a $17.9 million increase in taxable securities and a $56 thousand decrease in tax-exempt securities, as new purchases exceeded sales, paydowns and maturities of securities.  The increase in yield was accomplished by the repricing of existing mortgage backed securities, new security purchases and the effective tax rate adjustments on tax exempt securities between the two third quarter periods.  The suspension of dividends on the Freddie Mac and Fannie Mae securities resulted in a $51 thousand reduction to income and a 38 basis point decrease in the yield on taxable securities in the third quarter of 2008.

The average balance in loans receivable increased $19.4 million, or 6.7%, to $308.2 million in the current three month period from $288.8 million in the same period of 2007, while the interest earned on total loans receivable decreased $151 thousand, or 3.0% from the third quarter of 2007 to the current period.  The average rate earned on loans decreased 61 basis points from 6.92% for the three months ended September 30, 2007 to 6.31% for the same period in 2008.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share, while the decrease in yield is the result of increased loan competition on the basis of rate and the impact of non-accrual loans.   At September 30, 2008, non-accrual loan balances increased $3.1 million, to $10.0 million from $6.8 million at September 30, 2007.

Interest Expense - The Company’s interest expense for the three months ended September 30, 2008 decreased $284 thousand, or 9.4%, to $2.7 million from $3.0 million for the same period in 2007, as the balance in average interest-bearing liabilities increased $44.8 million, or 14.3%, to $359.5 million from $314.7 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 78 basis points from 3.80% for the three months ended September 30, 2007 to 3.02% for the same period in 2008.  The decrease in rate reflects the Company’s efforts to reprice higher costing time deposits into a promotional savings account product, as well as repricing borrowings and junior subordinated debentures in a declining interest rate environment.

The Company’s time deposits represent the largest component of interest-bearing deposits.  The average balance in time deposits decreased by $19.6 million, or 13.9%, to $121.7 million for the three month period ended September 30, 2008 compared to $141.3 million for the same period in 2007, while the related interest expense on time deposits decreased $618 thousand, or 35.5%, to $1.1 million from $1.7 million in the third quarter of 2007. The average rate paid on time deposits decreased 121 basis points from 4.88% for the three months ended September 30, 2007 to 3.67% for the same period in 2008 reflecting the current decrease in market interest rates and the Company’s emphasis on its new savings account product.

Index

In February of 2008 the Company began offering a promotional savings account product linked to a demand deposit account.  The new savings account product has been well received by customers.  Third quarter 2008 average savings balances increased by $73.6 million, or 197.3%, over the same period balances in 2007, to $110.9 million.  The yield on savings accounts increased 205 basis points to 2.96% from 0.91% between the three month periods ending September 30, 2008 and 2007, respectively.  The result was an increase of $739 thousand in savings deposit interest expense to $825 thousand for the third quarter of 2008 from $86 thousand a year earlier, while contributing to the overall decline in interest expense.

Offsetting the savings account average balance increase, money market account average balances declined $21.7 million, to $19.9 million for the three month period ended September 30, 2008 from $41.6 million one year earlier.  The yield on money market accounts declined 180 basis points from 3.75% to 1.95% during the two periods as interest expense decreased $295 thousand, or 75.1%, from $393 thousand for the three months ended September 30, 2007 to $98 thousand during the same period in 2008. The decline in yield on our money market account reflects the decline in market rates between the two comparable three month periods.

For the quarter ended September 30, 2008, the Company’s average borrowed funds increased $15.9 million to $36.2 million compared to average borrowed funds of $20.2 million during the third quarter of 2007.  The balance at September 30, 2008 consisted of six convertible notes totaling $30.0 million, one $3.0 million repurchase agreement and one $3.2 million amortizing advance from the Federal Home Loan Bank.  The average rate paid on total borrowed funds decreased 57 basis points from the third quarter of 2007 to the same period in 2008, as $15.0 million in lower yielding convertible advances and $3.0 million in lower yielding repurchase agreements were purchased in December of 2007 and March of 2008, respectively.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the third quarter of 2008 compared to $13.3 million during the same period in 2007.  One $5.2 million debenture which bore a floating rate of interest averaging 9.01% was called and repaid on July 9, 2007 and replaced with a $12.9 million junior subordinated debenture, issued on June 28, 2007 which also bares a floating rate of interest tied to the three month LIBOR. The rate on the new debenture averaged 4.10% for the three months ended September 30, 2008.  The restructuring of the junior subordinated debentures increased the balance of these instruments by $7.7 million while lowering the Company’s cost 255 basis points.

Provision for Loan Losses - The loan loss provision for the third quarter of 2008 decreased $45 thousand, or 13.9%, to $279 thousand compared to a provision of $324 thousand in the third quarter of 2007.  The higher provision during the third quarter of 2007 was related to an increase in non-performing loan balances during that period of $2.0 million compared to a decrease in non-performing loans in the third quarter of 2008 of $742 thousand.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased $3.7 million, or 255.0%, to a net expense of $2.3 million for the three months ended September 30, 2008 as compared to non-interest income of $1.5 million for the same period in 2007.  The net expense resulted from a $3.5 million other than temporary impairment charge related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock, that was written down due to the Federal Housing Finance Agency placing both Fannie Mae and Freddie Mac under conservatorship.  Although this action did not eliminate the equity in Fannie Mae and Freddie Mac perpetual preferred stock, it has negatively impacted its value.

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  Insurance commission income from Tri-State has decreased $42 thousand, or 6.8%, to $576 thousand in the third quarter of 2008 over the same period in 2007.  For the three months ended September 30, 2008, we recognized a loss before taxes of $24 thousand from Tri-State’s operations, compared to net income before taxes of $15 thousand in the year ago period, as market pricing has fallen between the two third quarter periods.  Service fees on deposit accounts have increased by $47 thousand, or 13.0%, to $409 thousand in the third quarter of 2008 from $362 thousand during the same period in 2007.  ATM and debit card fees increased $14 thousand, or 12.8%, from $109 thousand in the third quarter of 2007 to $123 thousand in the three month period ended September 30, 2008, due to increased usage of our ATMs and debit cards.

Index

The Company had $8 thousand in holding losses on trading securities in the third quarter of 2008, compared to $194 thousand in holding gains reported in the same period one year ago.  The trading securities losses reflect the mark to market adjustment at each quarter end to the investment securities for which the Company has elected the fair value option under SFAS No. 159.   The Company reported no gains or losses on the sale of securities available for sale in the third quarter of 2008 compared to $10 thousand gain in the same period of 2007.  Investment brokerage fees have decreased $4 thousand, or 15.4%, to $22 thousand in the third quarter of 2008 compared to $26 thousand during the same period in 2007.

Other non-interest income decreased $20 thousand, or 13.4%, in the third quarter of 2008 to $129 thousand from $149 thousand during the same period a year earlier.  The majority of the decrease in other income in the third quarter of 2008 was an $18 thousand decrease in other loan fee income compared to third quarter 2007 earnings.

Non-Interest Expense - Total non-interest expense increased $155 thousand, or 4.7%, from $3.3 million in the third quarter of 2007 to $3.4 million in the third quarter of 2008, as the Company has instituted several cost containment measures during 2008.  Salaries and employee benefits increased 2.8% due to restricted pay increases and recent reductions to staff; furniture, equipment and data processing expenses remained unchanged at $372 thousand and occupancy expenses decreased $4 thousand, or 1.3%, between the two periods.  Advertising and promotion expenses decreased $82 thousand, or 47.1%, in the third quarter of 2008 from the same period in 2007 as the Company decreased its newspaper advertising and reduced its marketing campaign for new account promotions in the third quarter of 2008.

FDIC insurance premiums related to the new assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005 increased $86 thousand to $95 thousand for the third quarter of 2008 from $9 thousand in the same year ago period.  Professional fees have increased $20 thousand, or 16.7%, to $140 thousand in the third quarter of 2008, as we retained consultants to review the executives’ deferred compensation plan and perform an operational review of Tri-State Insurance Company.  The $83 thousand increase in other non-interest expenses in third quarter 2008 over 2007 was mostly attributable to a $75 thousand increase in foreclosed real estate expenses directly related to the $3.9 million in foreclosed real estate owned by the Company which was not present during the third quarter of 2007.

Income Taxes - The Company’s income tax provision, which includes both federal and state taxes, was $181 thousand and $238 thousand for the three months ended September 30, 2008 and 2007, respectively.  This $57 thousand decrease in income taxes resulted from a decrease in income before taxes.  While the reported results for the three month period ended September 30, 2008 reflects the $3.5 million other than temporary impairment charge for the Company’s holdings in Fannie Mae and Freddie Mac perpetual preferred stock, it does not reflect the change in tax treatment enacted as part of the Emergency Economic Stabilization Act of 2008 (the “Act”), which was adopted on October 3, 2008. Under the Act, the Company is permitted to deduct the loss as an ordinary loss for tax purposes, thereby offsetting a portion of the Company’s ordinary income. However, since the Act was not enacted until the fourth quarter, the Company can not recognize this tax benefit as part of its third quarter results. The tax benefit will be recognized in the fourth quarter, and it is expected to amount to approximately $1.3 million.

Index

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Overview - For the nine months ended September 30, 2008, the Company reported a net loss of $2.0 million, a decrease of $3.6 million from the net income of $1.6 million reported for the same period in 2007.  Basic and diluted earnings per share were ($0.62) and $0.46 for the nine month period ended September 30, 2008 and 2007, respectively.  The decline in net income reflects an other than temporary impairment charge of $3.5 million for the write-down of Fannie Mae and Freddie Mac preferred equity securities and a $619 thousand increase in non-interest expenses, offset by a $306 thousand increase in net interest income and a $299 thousand decrease in the provision for loan losses

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2008 and 2007.

(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$22,906	$1,061	6.19%	$24,083	$992	5.51%
Taxable	45,576	1,698	4.98%	34,773	1,239	4.76%
Total securities	68,482	2,759	5.38%	58,856	2,231	5.07%
Total loans receivable (4)	304,859	14,335	6.28%	278,102	14,572	7.01%
Other interest-earning assets	14,350	225	2.10%	9,283	358	5.16%
Total earning assets	387,691	$17,319	5.97%	346,241	$17,161	6.63%

Non-interest earning assets	30,837			28,420
Allowance for loan losses	(5,188)			(3,626)
Total Assets	$413,340			$371,035

Sources of Funds:
Interest bearing deposits:
NOW	$58,277	$604	1.38%	$59,130	$971	2.20%
Money market	26,346	451	2.29%	38,379	1,097	3.82%
Savings	73,098	1,376	2.51%	38,860	264	0.91%
Time	130,380	3,986	4.08%	132,081	4,779	4.84%
Total interest bearing deposits	288,101	6,417	2.98%	268,450	7,111	3.54%
Borrowed funds	35,998	1,132	4.13%	19,785	706	4.70%
Junior subordinated debentures	12,887	459	4.68%	8,052	460	7.54%
Total interest bearing liabilities	336,986	$8,008	3.17%	296,287	$8,277	3.74%

Non-interest bearing liabilities:
Demand deposits	39,721			37,454
Other liabilities	2,207			2,252
Total non-interest bearing liabilities	41,928			39,706
Stockholders' equity	34,426			35,042
Total Liabilities and Stockholders' Equity	$413,340			$371,035

Net Interest Income and Margin (5)		$9,311	3.21%		$8,884	3.43%

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

Net Interest Income - Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $427 thousand, or 4.8%, to $9.3 million for the nine months ended September 30, 2008 from $8.9 million for the same nine month period in 2007.  The net interest margin decreased, on a fully taxable equivalent basis, by 22 basis points to 3.21% for the nine months ended September 30, 2008 compared to 3.43% for the same period in 2007, as the yield on total earning assets decreased 66 basis points to 5.97% and the cost of total interest bearing liabilities decreased 57 basis points to 3.17% in the nine month period ended September 30, 2008 from the same period a year earlier.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decrease in market rates of interest and, with regard to the decrease in yield on earning assets, an increase in non-accrual loans.

Interest Income - Total interest income, on a fully taxable equivalent basis, increased by $158 thousand to $17.3 million for the nine months ended September 30, 2008.  The increase in interest income primarily reflects a $41.5 million

Index

increase in average earning assets, offset by a decline in yield of 66 basis points to 5.97% for the first nine months of 2008 from 6.63% in the same period in 2007.  This decrease in yield is the net result of a 73 basis point decline in the yield on loan receivables and an increase in non-accrual loans offset by a 31 basis point increase in yield on investment securities.

Total interest income on securities, on a fully taxable equivalent basis, increased $528 thousand, to $2.8 million for the first nine months of 2008 from $2.2 million for the first nine months of 2007.  As the average balance of total securities increased $9.6 million, the yield on securities increased 31 basis points, from 5.07% in the first nine months of 2007 to 5.38% for the first nine months of 2008.  The increase in the average balances of the securities portfolio reflects a $10.8 million increase in taxable securities and a $1.2 million decrease in tax-exempt securities, as new purchases exceeded sales, paydowns and maturities of securities.  The increase in yield was accomplished by the repricing of existing mortgage backed securities, new security purchases and the effective tax rate adjustments on tax exempt securities between the two nine month periods.  The suspension of dividends on the Fannie Mae and Freddie Mac preferred equity securities resulted in a $51 thousand loss in interest income, or 2 basis point reduction to the Company’s net interest margin.
The average balance in loans receivable increased $26.8 million, or 9.6%, to $304.9 million in the current nine month period from $278.1 million in the same period of 2007, while the interest earned on total loans receivable decreased $237 thousand, or 1.6% between the two nine month periods.  The average rate earned on loans decreased 73 basis points from 7.01% for the nine months ended September 30, 2007 to 6.28% for the same period in 2008.  The increase in our loan portfolio average balance reflects our continuing efforts to grow our loan portfolio, while the decrease in yield is the result of market competition and the reclassification of $7.1 million in loan receivable balances to non-accrual and foreclosed real estate between the two nine month periods.

Interest Expense - The Company’s interest expense for the nine months ended September 30, 2008 decreased $269 thousand, or 3.3%, to $8.0 million.  During the current nine month period, the balance in average interest-bearing liabilities increased $40.7 million, or 13.7%, to $337.0 million from $296.3 million in the year ago period.  However, the average rate paid on total interest-bearing liabilities has decreased by 57 basis points from 3.74% for the nine months ended September 30, 2007 to 3.17% for the same period in 2008.  The decrease in rate reflects the Company’s successful efforts to reprice interest-bearing liabilities in a declining interest rate environment, while offering very competitive deposit products in the Company’s market area.

The Company’s time deposits represent the largest component of interest-bearing deposits.  The average balance in time deposits decreased by $1.7 million, or 1.3%, to $130.4 million for the nine month period ended September 30, 2008 compared to $132.1 million for the same period in 2007, while the interest expense on time deposits decreased $792 thousand, or 16.6%, to $4.0 million.  The average rate paid on time deposits decreased 76 basis points from 4.84% for the nine months ended September 30, 2007 to 4.08% for the same period in 2008, reflecting the current decrease in market interest rates.

In March of 2008, the Company began offering a high rate savings account associated with a checking account to attract core deposits and build customer relationships.  The promotion has successfully increased savings account average balances by $34.2 million, or 88.1%, to $73.1 million in the first nine months of 2008 from $38.9 million in the same period a year earlier.  The yield on savings accounts increased 160 basis points to 2.51% and interest expense on savings accounts increased $1.1 million to $1.4 million in the first nine months of 2008 from the first nine months of 2007.

Total average interest bearing deposit balances increased $19.7 million, or 7.3%, to $288.1 million, while interest expense decreased $694 thousand, or 9.8%, to $6.4 million during the first nine months of 2008 from the same period in 2007.  As the Company has repositioned higher costing time deposits into lower yielding core deposits in a declining interest rate environment, the average rate paid on interest bearing deposits decreased 56 basis points to 2.98% for the first nine months of 2008 from 3.54% in the first nine months of 2007.   Also contributing to the interest bearing deposit rate decline was a 153 basis point decrease in the rate paid on money market accounts to 2.29% during the first nine months of 2008 from 3.82% during the same period in 2007.  This decline reduced the Company’s interest expense on money market accounts $646 thousand to $451 thousand while average money market balances decreased $12.0 million to $26.3 million in the first nine months of 2008 from the same period in 2007.

For the nine months ended September 30, 2008, the Company’s average borrowed funds increased $16.2 million to $36.0 million compared to average borrowed funds of $19.8 million during the first nine months of 2007.  The average rate paid on total borrowed funds decreased 57 basis points to 4.13% during the first nine months of 2008 from 4.70% for the same period in 2007, as the Company has restructured its advances into lower yielding instruments while meeting asset liability needs.

Index

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first nine months of 2008 compared to $8.1 million during the same period in 2007.  As described in the three month comparison, the restructuring of the junior subordinated debentures increased the average balance of these instruments by $4.8 million while lowering the Company’s cost 286 basis points between the two nine month periods.

Provision for Loan Losses - The loan loss provision for the first nine months of 2008 decreased $299 thousand, or 34.5%, to $569 thousand compared to a provision of $868 thousand in the first nine months of 2007.  The higher provision during the first nine months of 2007 was related to an increase in non-performing loan balances during that period of $4.7 million compared to a decrease in non-performing loans in the first nine months of 2008 of $2.0 million.  In addition, the Company’s loan growth increased 12.1% during the first nine months of 2007, as compared to loan growth of 3.9% in the first nine months of 2008.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased by $3.7 million, or 85.3%, to $632 thousand for the nine months ended September 30, 2008 from $4.3 million for the same period in 2007.  The majority of this decrease was the $3.5 million other than temporary impairment (“OTTI”) charge on equity securities previously discussed in the quarterly operating results.  Net of the OTTI, non-interest income decreased $131 thousand for the first nine months of 2008 compared to the same nine month period in 2007.

Insurance commissions earned through the operation of Tri-State are the Company’s primary source of non-interest income.  Insurance commissions decreased $164 thousand, or 7.7%, in the first nine months of 2008 over the same period in 2007, largely due to a decrease in contingency commission income, which is based upon criteria set by each insurance carrier.  Investment brokerage fees have also decreased in the first nine months of 2008 by $122 thousand, or 51.1%, to $117 thousand compared to $239 thousand during the same period in 2007.  During the first quarter of 2007 several new large brokerage accounts were opened and the Company earned related commission income. There was no similar activity in 2008.  Holding gains on trading securities decreased $179 thousand to $13 thousand for the first nine months of 2008 compared to $192 thousand in holding gains on trading securities recorded in the first nine months of 2007.

Offsetting these decreases, several other sources of non-interest income increased. Service fees on deposit accounts have increased by $95 thousand, or 9.4%, to $1.1 million in the first nine months of 2008 from $1.0 million during the same period in 2007.  Due to increased usage of our ATMs and debit cards, related fees increased $48 thousand, or 16.0%, from $300 thousand in the first nine months of 2007 to $348 thousand in the nine month period ended September 30, 2008.  The Company has reported a $152 thousand gain on the sale of securities available for sale in the first nine months of 2008 compared to gains of $10 thousand in the same period of 2007.  The largest components of the $49 thousand increase in other non-interest income include a $19 thousand increase in loan fees and a $24 thousand increase in joint venture income from SussexMortgage.com between the two nine month periods.

Non-Interest Expense - Total non-interest expense increased $619 thousand, or 6.3%, from $9.9 million in the first nine months of 2007 to $10.5 million in the first nine months of 2008.  The Company has instituted several cost containment measures during 2008 to mitigate the decrease in its net interest margin and increases in other real estate expenses and FDIC insurance assessment.  Salaries and employee benefits increased $294 thousand, or 5.4%, reflecting normal pay increases and an increase in staff, as outsourced loan review and compliance services are now performed internally by salaried staff.  We believe this will provide better quality loan review and compliance at a more effect cost.   Offsetting the increase to salaries and employee benefits is an $87 thousand, or 20.5%, decrease in professional fees to $337 thousand in the first nine months of 2008.

Advertising and promotion expenses decreased $36 thousand, or 8.7%, in the first nine months of 2008 from the same period in 2007 as the Company has reduced its newspaper advertising and new account promotions in a cost cutting effort.  In addition, certain amortization expenses on intangible assets have expired, reducing these expenses $35 thousand in the first nine months of 2008.

FDIC insurance premiums have increased from $26 thousand during the first nine months of 2007 to $280 thousand in the first nine months of 2008.  The increase reflects the exhaustion of one-time assessment credits which were applied in 2007 and higher assessment charges in 2008.  Other non-interest expenses increased $142 thousand, or 12.7%, to $1.3 million as foreclosed real estate expenses increased $131 thousand during the first nine months of 2008 compared to the same period in 2007.

Index

Occupancy expenses increased $45 thousand or 4.8%, and furniture, equipment and data processing expenses rose $53 thousand, or 5.0%, between the two nine month periods due to an increase in overhead costs associated with the new Wantage branch site, increased energy costs and the purchase of competitive software products and technology enhancements.

Income Taxes - The Company’s federal and state income tax provision decreased $89 thousand, or 13.4%, to $575 thousand for the nine months ended September 30, 2008 from $664 thousand recorded for the first nine months of 2007.  This income tax provision does not reflect the change in tax treatment resulted from the Emergency Economic Stabilization Act of 2008 (the “ACT”), which permits the Company to deduct the $3.5 million other than temporary impairment charge for the Company’s holding in Fannie Mae and Freddie Mac perpetual preferred stock as an ordinary loss for tax purposes.  Since the Act was not enacted until the fourth quarter, the Company can not recognize this tax benefit as part of its nine month results. The tax benefit of approximately $1.3 million will be recognized in the fourth quarter of 2008. The Company’s effective tax rate was 29.5% for the nine months period ended September 30, 2007 and is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in life insurance.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 TO DECEMBER 31, 2007

At September 30, 2008 the Company had total assets of $439.1 million compared to total assets of $393.5 million at December 31, 2007, an increase of 11.6%, or $45.5 million.  Loans receivable, net of unearned income increased $11.7 million, or 3.9%, to $312.3 million while total deposits increased $48.1 million, or 15.6%, to $356.7 million at September 30, 2008 from $308.5 million at December 31, 2007.  Additionally, cash and cash equivalents increased $14.2 million to $26.0 million at September 30, 2008, up from $11.8 million at December 31, 2007 and securities available for sale increased $16.1 million, or 33.3%, to $64.5 million since year end 2007.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $14.2 million at September 30, 2008 to $26.0 million from $11.8 million at December 31, 2007.  This increase mostly reflects the Company’s increase in federal funds sold of $11.7 million to $15.5 million at September 30, 2008 from $3.8 million at year-end 2007.  The increased balance in federal funds sold is the result of the Company’s deposit growth outpacing loan growth in the first nine months of 2008.  The Company intends to use the cash and cash equivalents to fund future loan demand and purchase securities.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $16.1 million from $48.4 million at December 31, 2007 to $64.5 million at September 30, 2008.  During the first nine months of 2008 the Company purchased $33.7 million in new available for sale securities, including $3.6 million in Fannie Mae and Freddie Mac equity securities; $4.9 million in available for sale securities matured; $5.2 million were sold or called and $2.4 million were repaid.  Net amortization expenses were $8 thousand and a realized gain on the sale of securities available for sale of $152 thousand was recorded in the first nine months of 2008.  The Fannie Mae and Freddie Mac equity securities held a fair value of $284 thousand, after the impairment write-down of $3.5 million on September 30, 2008.  As of September 30, 2008 trading securities balances decreased $740 thousand to $13.5 million due to the net effect of $4.7 million in new security purchases, $3.2 million in sales or calls, $2.3 million in paydowns and net amortization expenses offset by $13 thousand in holding gains on trading securities.

Balances in state and municipal tax-exempt securities, at fair value, increased $238 thousand to $24.5 million from $24.3 million at December 31, 2007 and balances in taxable securities, at fair value, increased $15.9 million to $40.0 million at September 30, 2008.  This shift from tax-exempt to taxable security balances was the result of realizing net gains on the sale of municipal securities, while increasing the taxable securities balance to fulfill collateral requirements.

The carrying value of the available for sale portfolio at September 30, 2008 includes a net unrealized loss of $1.7 million, reflected as an accumulated other comprehensive loss of $1.0 million in stockholders’ equity, net of a deferred income tax asset of $664 thousand.  This compares with an unrealized gain at December 31, 2007 of $25 thousand, shown as an accumulated other comprehensive gain of $15 thousand in stockholders’ equity, net of a deferred income tax liability of $10 thousand.  Management considers the unrealized gains and losses to be temporary and primarily resulting from changes in the interest rate environment. Other than the Fannie Mae and Freddie Mac equity securities, as of September 30, 2008, the securities portfolio contains no other high-risk securities or derivatives, as the Company only invests in agency, mortgage-backed and municipal debt securities and marketable equity securities.   There were no held to maturity securities at September 30, 2008 or December 31, 2007.

Index

Loans - The loan portfolio comprises the largest part of the Company's earning assets. Total loans receivable, net of unearned income, at September 30, 2008 increased $11.7 million to $312.3 million from $300.6 million at year-end 2007.  The balance in loans secured by non-residential property accounts for 50.5% of the Company’s total loan portfolio and increased $3.1 million, to $157.7 million at September 30, 2008 from $154.6 million on December 31, 2007.  The largest percentage increase during this nine month period was in one to four family residential mortgage loans which increased 15.8%, or $11.1 million, from $70.6 million at December 31, 2007 to $81.8 million at September 30, 2008.  Commercial and industrial loans increased 10.9% to $23.0 million at September 30, 2008.   During the first nine months of 2008, the Company had a net decrease in construction and land development loans of $2.8 million, or 6.6%, to $39.2 million from $42.0 million at December 31, 2007, as $3.4 million in these loan balances were transferred to foreclosed real estate properties.  The Company’s does not originate sub-prime or unconventional one to four family real estate loans.

The increase in loans was funded during the first nine months of 2008 by an increase in deposits.  The loan to deposit ratios at September 30, 2008 and December 31, 2007 were 86.2% and 95.8%, respectively.

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans, foreclosed real estate owned (“OREO”) and impaired equity securities, increased by $2.2 million to $15.1 million at September 30, 2008 from $12.9 million at year end 2007. The Company’s non-accrual loans decreased $2.3 million to $10.0 million at September 30, 2008 from $12.3 million at December 31, 2007, as $3.9 million in non-accrual loan receivable balances, consisting of four parcels of real estate, were transferred to foreclosed real estate. The Company had no foreclosed real estate properties at December 31, 2007. The non-accrual loans at September 30, 2008 primarily consist of loans which are collateralized by real estate.  The Company had $488 thousand in restructured loans and $433 thousand in loans past due over 90 days and still accruing at September 30, 2008 compared to $494 thousand in restructured loans and $69 thousand in loans past due over 90 days and still accruing at December 31, 2007.  The fair value on September 30, 2008 of the Fannie Mae and Freddie Mac equity securities, which the Company recorded the $3.5 million impairment write-down, was $284 thousand.

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

(Dollars in thousands)	September 30, 2008	December 31, 2007
Non-accrual loans	$9,964	$12,301
Non-accrual loans to total loans	3.19%	4.09%
Non-performing assets	$15,100	$12,864
Non-performing assets to total assets	3.44%	3.35%
Allowance for loan losses as a % of non-performing loans	46.67%	39.96%
Allowance for loan losses to total loans	1.63%	1.71%

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

At September 30, 2008, the total allowance for loan losses was $5.1 million, consistent with the allowance at December 31, 2007.  The total provision for loan losses was $569 thousand and there were $662 thousand in charge-offs and $33

Index

 thousand in recoveries for the first nine months of 2008.  A charge-off for $454 thousand was taken on one loan with a balance of $3.4 million upon transfer to foreclosed real estate at its fair value of $3.0 million.  The allowance for loan losses as a percentage of total loans was 1.63% at September 30, 2008 and 1.71% at December 31, 2007.

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

Deposits - Total deposits increased $48.1 million, or 15.6%, from $308.5 million at December 31, 2007 to $356.7 million at September 30, 2008.  The Company’s total non-interest bearing deposits increased $3.8 million to $40.4 million at September 30, 2008 from $36.6 million at December 31, 2007 and interest-bearing deposits increased $44.3 million to $316.2 million at September 30, 2008 from $271.9 million at December 31, 2007.  In February of 2008 the Company began offering a promotional rate on a savings deposit product which must be opened in conjunction with a checking account.  The focus of the promotion was to attract banking relationships with lower-costing core deposits and reduce the Company’s dependency on higher priced time deposits.  As a result of the highly successful promotion, total savings account balances have increased $83.9 million, or 229.1%, to $120.6 million at September 30, 2008 from $36.7 million on December 31, 2007, while NOW, money market and time deposit balances have decreased a combined $39.6 million, as depositors transferred balances into the new promotional savings account.

Included in time deposit balances at September 30, 2008 are $535 thousand in brokered time deposits, a decrease of $966 thousand from $1.5 million at December 31, 2007.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances and a repurchase agreement from the Federal Home Loan Bank (“FHLB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans and the repurchase agreement is secured by selected investment securities held at the FHLB.  As of September 30, 2008, the Company had $36.2 million in borrowings at a weighted average interest rate of 4.09%, compared to $35.2 million in borrowings at an average rate of 4.30% at December 31, 2007.  The advances total $30.0 million, all with quarterly convertible options, that allow the FHLB to change the note rate to a then current market rate.  In November of 2005, the Company entered into a $3.2 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.  A nine month $3.0 million repurchase agreement was entered into in March of 2008 at a rate of 2.24%, replacing a matured $2.0 million repurchase agreement at 5.15%, lowering the weighted average rate on borrowings by 291 basis points.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2008 was 4.26%.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity -  Stockholders' equity, inclusive of accumulated other comprehensive loss, net of income taxes, was $30.8 million at September 30, 2008, a decrease of $3.6 million over the $34.4 million at year-end 2007, largely due to the $3.5 million impairment write-down on Fannie Mae and Freddie Mac preferred equity securities.  Stockholders' equity decreased due to $2.0 million in a net loss in the first nine months of 2008, a $40 thousand decrease in common stock due to the purchase and retirement of treasury shares, cash dividends paid of $654 thousand and an unrealized loss on securities available for sale, net of income tax, of $1.0 million.   These changes were offset by $34 thousand from the exercise of stock options and $61 thousand through the compensation expense of stock options, restricted stock and the tax benefit of stock options exercised.  The 6.5% stock dividend, as retroactively adjusted to stockholders’ equity, reclassified $1.4 million to common stock from retained earnings.

Index

LIQUIDITY AND CAPITAL RESOURCES

It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2008, had the ability to borrow up to $75.3 million against selected mortgages and investment securities as collateral for borrowings.  At September 30, 2008, the Bank had outstanding borrowings with the FHLBNY totaling $36.2 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $40.3 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At September 30, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At September 30, 2008, liquid investments totaled $26.0 million and all mature within 30 days.

At September 30, 2008, the Company had $64.5 million of securities classified as available for sale.  Of these securities, $34.2 million had $1.9 million of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  The Bank meets the well-capitalized regulatory standards applicable to it.  At September 30, 2008, the Bank's Tier I and Tier II capital ratios were 10.91% and 12.16%, respectively. The Company also maintained $26.0 million in cash and cash equivalents which could be contributed to the Bank as capital.

In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of September 30, 2008, the Bank had a leverage ratio of 8.41%.

On October 14, the United States Treasury (the “UST”) announced its Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP). Under the CPP, the UST will purchase shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions must issue to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST’s preferred stock investment.  The Company is currently analyzing whether participation in this program is appropriate and will likely file an application to participate to ensure that the Company has that alternative, while assessment of the Government’s requirements continue.

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2008 totaled $49.5 million and consisted of $23.1 million in commitments to grant commercial real estate, construction and land development loans, $12.7 million in home equity lines of credit, and $13.7 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Index

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15 (f) and 15d-15 (f) of the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Index

			Total Number	Maximum Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1, 2008 through July 31, 2008	4,265	$8.14	189,062	60,938
August 1, 2008 through August 31, 2008	-	-	189,062	60,938
September 1, 2008 through September 30, 2008	-	-	189,062	60,938
Total	4,265	$8.14	189,062	60,938

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
Date: November 14, 2008