Form 10-K
period 2008-12-31
SUSSEX BANCORP
filed 2009-03-23
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes ☐               No ☒

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of June 30, 2008 was $20,843,600. The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 9, 2009 was 3,270,932.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975.  The Bank operates from its main office at 399 Route 23, Franklin, New Jersey, and its nine branch offices located at 7 Church Street, Vernon, New Jersey; 266 Clove Road, Montague, New Jersey; 33 Main Street, Sparta, New Jersey; 378 Route 23, Wantage, New Jersey; 15 Trinity Street, Newton, New Jersey; 100 Route 206, Augusta, New Jersey; 165 Route 206, Andover, New Jersey; 20-22 Fowler Street, Port Jervis, New York; and 65-67 Main Street, Warwick, New York.  On March 24, 2006, the Bank acquired the Port Jervis, New York branch office of NBT Bank, N.A. and expanded its branch network outside of Sussex County New Jersey and into New York State for the first time.  The Company received regulatory approval to establish a branch in Westfall Township, Pennsylvania in 2007, although this branch has not yet opened.

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

The Company has two business segments, banking and financial services and insurance services. For Financial data on the segments see Part II, Item 8, “Financial Statements,” Note 2 of the consolidated financial statements.

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

Index

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

PERSONNEL
At December 31, 2008, the Company employed 113 full-time employees and 19 part-time employees.  None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public; such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects; such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Index

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

INSURANCE OF DEPOSITS
During the third quarter of 2008, Congress instituted the Emergency Economic Stabilization Act (the "EESA") to address the dysfunctional credit markets.  Among other things, the Act authorized a temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account.  In addition, the FDIC implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC. Both increases in deposit insurance will expire on December 31, 2009, unless extended, and the prior limits, described below, will go back into effect.  The Bank elected not to opt out of this program, and is paying the required additional assessment.

Prior to the fall of 2008, the Bank's deposits were insured up to a maximum of $100 thousand per depositor ($250 thousand per IRA account) under the Deposit Insurance Fund of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the FDIC has established a risk-based assessment system.  Premium assessments under this system are based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

Index

The FDIC has significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009.  As increased, the adjusted base assessment rates will range from 12 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment of 10 basis points of the amount of deposits in excess of $250,000 held in non-interest bearing transactional accounts under the enhanced insurance program discussed above.  Finally, the FDIC has proposed a special assessment equal to twenty (20) basis points of insured deposits as of June 30, 2009, to be paid on September 30, 2009. This proposal has not yet been finalized.  The FDIC in this proposal has also reserved the right to impose one or more additional special assessments of ten (10) basis points if needed to recapitalize the Deposit Insurance Fund.

DIVIDEND RIGHTS
Under the Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

LEGISLATIVE AND REGULATORY CHANGES
On October 8, 2008, the Emergency Economic Stabilization Act (the “EESA”) was signed into law. On October 14, 2008, the United States Treasury (the “UST”) announced its Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). Under the CPP, the UST will purchase shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions must issue to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST’s preferred stock investment. The Company applied for, and was approved for participation in, the CPP.  In order to participate, the Company was required to amend its certificate of incorporation to provide for preferred stock.  Our shareholders approved an amendment to the Company’s certificate of incorporation to authorize preferred stock on February 25, 2009.  Subsequent to shareholder approval, the Company’s Board of Director’s voted not to participate in the CPP due to a number of factors, including the Company’s strong capital position, the changed public perception of the CPP, changes to the terms of the CPP, and reduced opportunities to profitably deploy the additional capital due to the continued economic slowdown and reduced loan demand.

On February 16, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was adopted. Among other things, the ARRA amended various provisions of the EESA to, among other things, substantially restrict executive compensation for those entities that participate in the CPP, including those institutions that participated prior to the adoption of the ARRA, impose more stringent reporting requirements on such institutions and requires such institutions to permit their shareholders to have a non-binding, advisory vote on executive compensation.

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

SOX includes very specific additional disclosure requirements and new corporate government rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•	audit committees;
•	certification of financial statements by the chief executive officer and the chief financial officer;
•	management’s assessment of a company’s internal controls over financial reporting, and a company’s auditor’s certification of such assessment;
•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

Index

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

ITEM 1A.  RISK FACTORS

Risks affecting Our Business:
The nationwide recession may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.  Our trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability on both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of non-accrual loans.  In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

Our non-performing assets have substantially increased over the past two years, and this has, and will continue, to affect our results of operations.  Since year end 2006, our total non-performing assets have increased to $15.0 million, or 3.41% of our total assets, from $2.7 million, or 0.75% of our total assets. The increase in non-performing assets reflects difficulties experienced by several large development projects and the general slowdown in the economy in our trade area. The increase in non-performing assets has negatively impacted our results of operations over the past two years, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our non-performing assets will further negatively affect our results of operations. We can give you no assurance that our non-performing assets will not increase further.

Our FDIC deposit insurance premiums have increased and may continue to increase, substantially increasing our non-interest expense.  During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures.  In 2007, we paid $36 thousand, net of a $127 thousand credit adjustment, in deposit insurance assessments, and in 2008 this increased to $385 thousand. Premium assessment rates in 2007 ranged from 5 to 43 basis points. The FDIC has recently announced an increased assessment, to go into effect for the second quarter of 2009, which will raise insurance premiums for the healthiest banks by 7 basis points, with the new assessments ranging from 12 to 77.5 basis points. Banks like the Bank that have opted to remain eligible for the FDIC’s increased insurance program for non-interest  bearing deposit must also pay an assessment of 10 basis points of the amount of non-interest bearing deposits in excess of $250,000.  Finally, the FDIC has proposed a special assessment of 20 basis points of insured deposits as of June 30, 2009, to be paid September 30, 2009, with the possibility of additional 10 basis point special assessments if needed to recapitalize the Deposit Insurance Fund. This proposal is still under review and may be modified.  However, had the special assessment been in effect on our deposits at December 31, 2008 at the proposed rate, we would have paid approximately $719 thousand. These additional costs will adversely affect our results of operations.

Index

Due to the current state of the yield curve, our net-interest margin and net-interest spread have declined.  Continued declines in our net-interest margin and net-interest spread will negatively impact our results of operations. During 2008, the yield curve; i.e., the difference between short and long-term rates of interest, has been flat or inverted.  This has impacted our results of operations, since most of our funding (our deposits) are short-term, while our assets (our loans) are longer term obligations.  If the yield curve remains flat, or short-term rates continue to rise relative to longer term rates, our net-interest income and results of operations will be negatively impacted.

Our earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.  We have experienced significant growth, and our future business strategy is to continue to expand.  Historically, the growth of our loans and deposits has been the principal factor in our increase in net-interest income.  In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted.  Our ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest-rate trends.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees and manage our expenses.  We expect to continue to experience growth in the scope of our operations and, correspondingly, in the number of our employees and customers.  We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth.  Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees.  Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

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

Risks Related to the Banking Industry:
Changes in local economic conditions could adversely affect our loan portfolio.  Our success depends to a great extent upon the general economic conditions of the local markets that we serve.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the three counties in the New Jersey, Pennsylvania and New York markets in which we have branches, so any decline in the economy of this specific region could have an adverse impact on us.

Our loans, the ability of borrowers to repay these loans and the value of collateral securing these loans, are impacted by economic conditions.  Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  We cannot assure you that continued negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.  The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2008, the Company’s allowance for loan losses was $5.8 million.  The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management; and, periodically, by an independent loan review function and by the Audit Committee.  A risk

Index

system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

We are in competition with many other banks, including larger commercial banks which have greater resources than us.  The banking industry within our trade area is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently-formed banks seeking to compete as “home town” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The laws that regulate our operations are designed for the protection of depositors and the public, but not our stockholders.  The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities and generally have been promulgated to protect depositors and the deposit insurance funds and to foster economic growth and not for the purpose of protecting stockholders.  These laws and regulations can materially affect our future business.  Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.  We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We may be subject to higher operating costs as a result of government regulation.  We are subject to extensive federal and state legislation, regulation and supervision which are intended primarily to protect depositors and the Federal Deposit Insurance Company's Deposit Insurance Fund, rather than investors.  Legislative and regulatory changes may increase our costs of doing business; or, otherwise, adversely affect us and create competitive advantages for non-bank competitors.

We cannot predict how changes in technology will impact our business.  The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:
•	telecommunications;
•	data processing;
•	automation;
•	Internet-based banking;
•	Tele-banking; and
•	debit cards and so-called "smart cards."

Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes.  To develop these and other new technologies, we will likely have to make additional capital investments.  Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The Company’s information systems may experience an interruption or breach in security.  The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer-relationship management, general ledger, deposit, loan and other systems.  While the Company has policies and procedures

Index

designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability; any of which could have a material adverse affect on the Company’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company conducts its business through its principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, its ten banking offices, and its insurance agency office.  The following table sets forth certain information regarding the Company's properties as of December 31, 2008.  All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Owned	N/A
96 Route 206 Augusta, New Jersey	Leased	July, 2015
378 Route 23 Wantage, New Jersey	Owned	N/A
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2013
20-22 Fowler Street Port Jervis, New York	Leased (2)	June 30, 2009
65-67 Main Street Warwick, New York	Leased	December, 2009

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the NASDAQ Global Market, under the symbol "SBBX".   As of December 31, 2008, the Company had approximately 622 holders of record of its common stock.

The following table shows the high and low sales price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years, as adjusted for the 6.5% stock dividend paid on November 12, 2008:

2008	High Sales Price:	Low Sales Price:	Dividends Declared:
4th Quarter	$8.75	$3.50	$ -
3rd Quarter	$9.50	$6.93	$0.065
2nd Quarter	$13.00	$8.01	$0.065
1st Quarter	$12.89	$9.74	$0.065
2007	High Sales Price:	Low Sales Price:	Dividends Declared:
4th Quarter	$12.67	$10.19	$0.065
3rd Quarter	$14.08	$9.39	$0.065
2nd Quarter	$14.74	$13.23	$0.065
1st Quarter	$15.15	$13.41	$0.065

Index

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes.

	As of and for the Year Ended December 31
(Dollars in thousands, except per share data))	2008	2007	2006	2005	2004
SUMMARY OF INCOME:
Interest income	$22,653	$22,808	$19,998	$15,547	$11,791
Interest expense	10,843	11,387	8,249	4,328	2,814
Net interest income	11,810	11,421	11,749	11,219	8,977
Provision for loan losses	1,350	1,930	733	1,138	558
Net interest income after provision for loan losses	10,460	9,491	11,016	10,081	8,419
Other income	1,991	5,616	5,244	4,873	4,542
Other expenses	14,589	13,148	12,648	11,603	10,789
Income (loss) before income taxes	(2,138)	1,959	3,612	3,351	2,172
Income taxes	(1,096)	450	1,148	952	581
Net income (loss)	$(1,042)	$1,509	$2,464	$2,399	$1,591

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	3,291,710	3,354,828	3,359,529	3,368,788	2,093,518
Diluted	3,291,710	3,385,052	3,395,880	3,408,933	2,179,594

PER SHARE DATA:
Basic earnings (loss) per share	$(0.32)	$0.45	$0.73	$0.71	$0.76
Diluted earnings (loss) per share	(0.32)	0.45	0.73	0.70	0.73
Cash dividends (2)	0.20	0.26	0.26	0.19	0.25
Stock dividends	6.5%	0.0%	0.0%	5.0%	0.0%

BALANCE SHEET:
Loans, net	$315,067	$295,506	$258,936	$208,720	$154,642
Total assets	440,595	393,532	356,297	313,182	278,275
Total deposits	360,081	308,538	295,770	256,847	229,827
Total stockholders’ equity	31,910	34,440	34,592	32,924	31,652
Average assets	419,725	379,155	332,912	291,368	251,338
Average stockholders’ equity	33,699	35,046	33,710	32,368	16,067

PERFORMANCE RATIOS:
Return on average assets	-0.25%	0.40%	0.74%	0.82%	0.63%
Return on average stockholders’ equity	-3.09%	4.31%	7.31%	7.41%	9.90%
Average equity/average assets	8.03%	9.24%	10.13%	11.11%	6.39%
Net interest margin	3.12%	3.31%	3.91%	4.34%	4.10%
Efficiency ratio (3)	1.06%	0.77%	0.74%	0.72%	0.80%
Other income to net interest income plus other income	14.43%	32.96%	30.86%	30.28%	33.60%
Dividend payout ratio	-63%	58%	36%	26%	33%

BANK CAPITAL RATIOS: (4)
Tier I capital to average assets	8.59%	7.72%	8.54%	9.23%	9.96%
Tier I capital to total risk-weighted assets	11.04%	9.66%	10.46%	12.40%	14.61%
Total capital to total risk-weighted assets	12.29%	10.91%	11.63%	13.55%	15.86%

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans	3.44%	4.28%	1.01%	0.65%	0.85%
Non-performing assets to total assets	3.41%	3.35%	0.75%	0.44%	0.48%
Net loan charge-offs to average total loans	0.22%	0.05%	0.00%	0.43%	0.01%
Allowance for loan losses to total gross loans at period end	1.81%	1.71%	1.27%	1.24%	1.45%
Allowance for loan losses to non-performing loans (5)	52.62%	39.96%	125.61%	190.04%	169.96%

(1) The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(2) Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends.
(3) Efficiency ratio is total other expenses divided by net interest income and total other income.
(4) As the Company has consolidated assets of less than $500 million, it does not have a minimum consolidated requirement. The ratios presented are those of the Bank.
(5) Non-performing loans includes non-accrual loans, loans past due 90 days and still accruing and renegotiated loans.

Index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This discussion is intended to assist in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this report.

MANAGEMENT STRATEGY
The Company's goal is to serve as a community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State"), insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 2 to the Consolidated Financial Statements for December 31, 2008 included herein for more financial data regarding our two segments.

FORWARD LOOKING STATEMENTS
When used in this discussion the words: “believes”, “anticipates”, “contemplated”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those discussed under Item 1A – “Risk Factors” of our Annual Report on Form 10-K and to the following: changes to interest rates, the ability to control costs and expenses, the Company’s ability to integrate new technology into its operations, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, the impact of changing statutory and regulatory requirements on the Company  and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES
Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements for December 31, 2008 included herein.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio.  Management's judgment is based on the evaluation of the past experience of individual loans, the assessment of current economic conditions, and other relevant factors.  Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.  Management uses significant estimates to determine the allowance for loan losses.  Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Since the sufficiency of the allowance for loan losses is dependent to a great extent on conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.  For example, a downturn in the local economy could cause increases in non-performing loans.  Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized.  In either case, this may require us to increase our provisions for loan losses, which would negatively

Index

impact earnings.  Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings.  Finally, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses.  They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination.  Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Stock-Based Compensation. The Company currently has several stock option plans in place for employees and directors of the Company.  The Company accounts for stock options under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment," using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant date fair value estimate in accordance with the provisions of FASB Statement No. 123(R). The Company had 47,679 unvested stock options at December 31, 2005; therefore, the adoption of FASB Statement No. 123(R) relates to these unvested stock options and any stock options granted after January 1, 2006.

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax assets and liabilities.  Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax expense is the result of changes between deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation and securities available to sale.

Goodwill and Other Intangible Assets. The Company has recorded goodwill of $2.3 million at December 31, 2008 related to the acquisition of Tri-State Insurance Agency on October 1, 2001 and $486 thousand from the acquisition of the Port Jervis, New York branch office on March 24, 2006.  SFAS No. 142, “Goodwill and Other Intangible Assets.” requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.   The Company performs its annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  The Company determined that no impairment write-offs were necessary during 2008 and 2007.

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

Investment Securities Impairment Evaluation. Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

COMPARISION OF OPERATING RESULTS AT YEAR-END DECEMBER 31, 2008 and 2007

Overview. Total assets were $440.6 million at year-end 2008 compared to $393.5 million at year-end 2007, an increase of $47.1 million, or 12.0%.  Total loans, net of the allowance for loan losses, increased $19.6 million, or 6.6%, to $315.1 million at December 31, 2008 from $295.5 million at December 31, 2007.  Total deposits increased by $51.5 million, or 16.7% to $360.1 million at December 31, 2008 from $308.5 million at December 31, 2007.

Results of Operations. For the year ended December 31, 2008, the Company reflected a net loss of $1.0 million compared to net income of $1.5 million for prior year.  Basic and diluted loss per share were ($0.32) for the year ended December 31, 2008 compared to basic and diluted earnings per share of $0.45 for the same period last year.

Index

For the year ended December 31, 2008 the Company had 3,291,710 average basic shares outstanding, compared to 3,354,828 average basic shares for the year ended December 31, 2007, as adjusted for the 6.5% stock dividend.

The Company’s results are primarily attributable to the effect of a $3.5 million other than temporary impairment charge recognized by the Company in the third quarter in connection with certain Fannie Mae and Freddie Mac perpetual preferred stock held by the Company.  During 2008, the Company’s net interest income increased by $569 thousand, its provision for loan losses declined by $580 thousand and its other expenses increased by $1.4 million, reflecting increased salary and compensation expense, FDIC premium expense, write downs on foreclosed real estate and other foreclosed real estate expense. The Company’s net interest margin declined to 3.12% in 2008 from 3.31% in 2007, while its net interest spread (i.e., the difference between the average yield on the Company’s interest earning assets and the average rate on its interest bearing liabilities) declined 5 basis points to 2.73% in 2008 from 2.78% in 2007.

Comparative Average Balance and Average Interest Rates
The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2008 and 2007.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months Ended December 31,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$23,720	$1,458	6.15%	$24,033	$1,317	5.48%
Taxable	47,234	2,266	4.80%	35,214	1,696	4.82%
Total securities	70,954	3,724	5.25%	59,247	3,013	5.09%
Total loans receivable (4)	307,845	19,150	6.22%	283,346	19,524	6.89%
Other interest-earning assets	14,749	261	1.77%	11,603	574	4.95%
Total earning assets	393,548	$23,135	5.88%	354,196	$23,111	6.52%

Non-interest earning assets	31,359			28,738
Allowance for loan losses	(5,182)			(3,778)
Total Assets	$419,725			$379,156

Sources of Funds:
Interest bearing deposits:
NOW	$58,878	$798	1.36%	$60,377	$1,282	2.12%
Money market	23,769	527	2.22%	37,317	1,378	3.69%
Savings	85,707	2,350	2.74%	38,142	348	0.91%
Time	127,475	5,071	3.98%	138,633	6,726	4.85%
Total interest bearing deposits	295,829	8,746	2.96%	274,469	9,734	3.55%
Borrowed funds	35,971	1,507	4.19%	20,397	966	4.74%
Junior subordinated debentures	12,887	590	4.57%	9,271	687	7.41%
Total interest bearing liabilities	344,687	$10,843	3.15%	304,137	$11,387	3.74%

Non-interest bearing liabilities:
Demand deposits	39,303			37,663
Other liabilities	2,036			2,309
Total non-interest bearing liabilities	41,339			39,972
Stockholders' equity	33,699			35,047
Total Liabilities and Stockholders' Equity	$419,725			$379,156

Net Interest Income and Margin (5)		$12,292	3.12%		$11,724	3.31%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $569 thousand, or 4.9%, to $12.3 million for the year ended December 31, 2008 compared to $11.7 million in 2007.  Total interest income, on a fully taxable equivalent basis, remained consistent in 2008 compared to 2007 at $23.1 million.  Our total interest income reflects a net increase in the volume of interest earning assets, offset by a net decrease in the average rate earned on those assets.  Total average earning assets increased by $39.4 million to $393.5 million from $354.2 million for the year ended December 31, 2007.  The average rate earned on total earning assets declined 64 basis points to 5.88% in 2008 from 6.52% for 2007.

Interest expense decreased by $544 thousand to $10.8 million for the year ended December 31, 2008 from $11.4 million for the year ago period as a result of decreases in market rates of interest. The average balance of interest bearing liabilities increased $40.6 million, to $344.7 million for the year ended December 31, 2008 from $304.1 million the year earlier. The average rate paid on interest bearing liabilities decreased by 59 basis points to 3.15% for the current year from 3.74% for the year ended December 31, 2007.

The net interest margin decreased, on a fully taxable equivalent basis, by 19 basis points to 3.12% in the year ended December 31, 2008 compared to 3.31% for the same period in 2007.

The decrease in rate earned on earning assets and the decrease in rate paid on interest bearing liabilities reflects the declining rate environment, as Federal Reserve rate cuts implemented to stimulate the economy have resulted in lower market rates on credit products. The greater decline in yield earned on assets than in rate paid on deposits reflects the current highly competitive market for credit worthy borrowers and cost effective deposits in our primary trade area.

Interest Income. Total interest income, on a fully taxable equivalent basis, remained constant at $23.1 million for both years ended December 31, 2008 and 2007.  Interest income in the securities portfolio increased by $711 thousand, offset by a decline in interest income in both loans receivable and other interest-earning assets.

Total interest income on the loan portfolio decreased by $374 thousand to $19.2 million for the current year from $19.5 million in 2007.  The average balance in the loan portfolio increased $24.5 million, or 8.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The average rate earned on loans decreased 67 basis points to 6.22% for the year ended December 31, 2008 from 6.89% for the same period in 2007.  The impact of our non-accrual loans accounted for 9 basis points of this decline, as average non-accrual loan balances increased $5.2 million during the year ended December 31, 2008 from the prior year end.  The remainder of the decline was due to lower market rates of interest.

Total interest income on securities, on a fully taxable equivalent basis, increased $711 thousand, or 23.6%, from the year ended December 31, 2007 to the same period in 2008, while the average balance of securities increased $11.7 million during the same two periods.  The average rate increased 16 basis points, from 5.09% in 2007 to 5.25% for 2008.  The increase in the yield on the securities portfolio reflects an increase in the tax equivalent yield calculation on the tax exempt municipal securities held in the portfolio due to new tax guidelines.

Interest Expense. The Company’s interest expense for the year ended December 31, 2008 decreased $544 thousand, or 4.8%, to $10.8 million from $11.4 million for the same period in 2007, as the average balance in interest-bearing liabilities increased $40.6 million, or 13.3%, to $344.7 million from $304.1 million between the two periods.  The average rate paid on total interest-bearing liabilities decreased by 59 basis points from 3.74% for the year ended December 31, 2007 to 3.15% for the same period in 2008.  The decrease in interest expense reflects a decline in current market rates of interest and the Company’s promotion of a highly competitive savings product yielding lower average rates of interest compared to time deposits.

During 2008 the promotion of the savings account product drew balances from other interest bearing deposit accounts.  The average balance in savings accounts increased $47.6 million, or 124.7%, to $85.7 million for the year ended December 31, 2008 from $38.1 million for the same period in 2007, as the average rate paid on those deposits increased 183 basis points to 2.74% for the year ended December 31, 2008 from 0.91% for the year ended December 31, 2007.

Index

The average balance of time deposits has decreased by $11.2 million, or 8.1%, to $127.5 million for the year ended December 31, 2008 compared to $138.6 million the prior year.  The average rate paid on time deposits decreased 87 basis points from 4.85% for the period ended December 31, 2007 to 3.98% for the same period in 2008.  The average balance in money market accounts has decreased $13.5 million, or 36.3%, to $23.8 million for the year ended December 31, 2008 from $37.3 million for the same period in 2007.   The average rate paid on money market deposits decreased 147 basis points from 3.69% to 2.22% between year end 2007 and year end 2008.

The average balance in the Company’s borrowed funds increased $15.6 million, or 76.4%, to $36.0 million in the year ended December 31, 2008, as $15.0 million in convertible notes were purchased in December of 2007 and one $2.0 million repurchase agreement paid off in March of 2008.  At December 31, 2008, the Company’s borrowed funds consisted of six convertible notes and one amortizing advance from the Federal Home Loan Bank totaling $33.1 million.  The interest expense on borrowed funds increased $541 thousand to $1.5 million for the year ended December 31, 2008 from $1.0 million for the same period in 2007, while the average rate paid on borrowed funds declined 55 basis points to 4.19% for the year 2008 from 4.74% in 2007.  The Company’s average balance in junior subordinated debentures increased $3.6 million to $12.9 million for the year ended December 31, 2008.  The interest rate paid on the debentures resets quarterly and averaged 4.57% for the year ended December 31, 2008, a decline of 284 basis points from the average rate paid in 2007 of 7.41%.

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

	December 31, 2008 v. 2007
	Increase (decrease)
	Due to changes in:
(Dollars in thousands)	Volume	Rate	Total
Securities:
Tax exempt	$(17)	$158	$141
Taxable	576	(6)	570
Total securities (1)	559	152	711
Total loans receivable (2)	1,611	(1,985)	(374)
Other interest-earning assets	126	(439)	(313)
Total net change in income on interest-earning assets	2,296	(2,272)	24
Interest bearing deposits:
NOW	(31)	(453)	(484)
Money Market	(405)	(446)	(851)
Savings	766	1,236	2,002
Time	(511)	(1,144)	(1,655)
Interest bearing deposits	(181)	(807)	(988)
Borrowed funds	664	(123)	541
Junior subordinated debentures	216	(313)	(97)
Total net change in expense on interest-bearing liabilities	699	(1,243)	(544)
Change in net interest income	$1,597	$(1,029)	$568

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
(2) Includes loan fee income

Provision for Loan Losses. The provision for loan losses in 2008 was $1.4 million compared to a provision of $1.9 million in 2007, a decrease of $580 thousand.  A loan is considered impaired when it is probable that payments of principle or interest will not be paid according to the contractual terms of the loan agreement. An allowance on impaired loans is established when discounted cash flows of the impaired loan are lower than the carrying value for that loan. The Company does not consider all of its nonaccrual loans to be impaired.  At December 31, 2008 the Company had $4.1 million in impaired loans requiring an allowance for loan losses of $2.1 million, a decrease from the $9.7 million in impaired loans reported a year earlier which required a related allowance for loan losses of $1.7 million.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Index

Non-Interest Income. The Company’s non-interest income decreased by $3.6 million to $2.0 million for the year ended December 31, 2008 from $5.6 million for the same period in 2007.  The decrease is primarily attributable to an other than temporary impairment charge on equity securities of $3.5 million in connection with certain Fannie Mae and Freddie Mac perpetual preferred stock held by the Company. The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.   While service charges on deposit account income increased $138 thousand, or 9.9%, to $1.5 million in 2008 from $1.4 million in 2007, the Company recorded a decrease in insurance commissions of $181 thousand to $2.5 million for the year ended December 31, 2008 from $2.7 million for the same period in 2007.  ATM and debit card fee income increased $52 thousand, or 12.6%, to $464 thousand. Gain on the sale of securities, available for sale increased $140 thousand, to $150 thousand for the year ended December 31, 2008 compared to $10 thousand for the year ended December 31, 2007, offset by a decrease in holding gains on trading securities of $59 thousand between the same two periods.  Non-interest income from SussexMortgage.com for the year ended December 31, 2008 was $111 thousand as compared to $105 thousand a year earlier and is included in other non-interest income.

Non-Interest Expense. Total non-interest expense increased $1.4 million, or 11.0%, from $13.1 million in 2007 to $14.6 million in 2008.  Salaries and employee benefits, the largest component of non-interest expense, increased $392 thousand, or 5.5%.  The increase reflects the cost of additional staff needed to administer the Company’s growth and customary annual salary increases for the Bank’s and Tri-State’s existing staff.  Occupancy expenses and furniture, fixtures and data processing expenses have increased $72 thousand, or 2.7% in 2008 over 2007 due to the Company’s continued additions and upgrades to the Company’s data processing operations.  Stationary and supplies and postage expenses decreased a combined $7 thousand due to the Company outsourcing the processing of all monthly statements and including check images rather than physical checks.  Professional fees increased $22 thousand combined with an increase of $437 thousand attributable to the write-down of foreclosed real estate coupled with expenses related to the foreclosed properties of $255 thousand.  The write-downs are due to the decline in fair value of these foreclosed properties, and the additional expense is related to the ongoing cost to maintain those foreclosed properties held by the Bank.

During 2008, our expense for FDIC deposit insurance premiums increased by $349 thousand, due to the availability of a $127 thousand credit in 2007 and higher assessments rates applicable to all insured institutions in 2008. Our expense for FDIC deposit insurance will increase substantially due both to an increase in assessments rates adopted by the FDIC effective April 1, 2009 and a likely special assessment. The FDIC has proposed a special assessment of 20 basis points applicable to deposits as of June 30, 2009 and payable September 30, 2009. This proposal has no yet become final. Had this assessment been in effect as of December 31, 2008 at the 20 basis point level, we would have paid approximately $719 thousand in additional assessments.

Income Taxes. The Company recognized a tax benefit of $1.1 million for the year ended December 31, 2008 and an income tax provision of $450 thousand for the year ended December 31, 2007.  The tax benefit in 2008 was attributable to the loss of Fannie Mae and Freddie Mac perpetual preferred stock being recognized as an ordinary loss, rather than a capital loss.

COMPARISION OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2008 AND 2007

At December 31, 2008, the Company had total assets of $440.6 million compared to total assets of $393.5 million at December 31, 2007, an increase of $47.1 million, or 12.0%. Net loans increased $19.6 million, or 6.6%, to $315.1 million at December 31, 2008 from $295.5 million at December 31, 2007.  Total deposits increased to $360.1 million at December 31, 2008 from $308.5 million at December 31, 2007.

Cash and Cash Equivalents. The Company's cash and cash equivalents increased by $9.1 million or 77.6%, at December 31, 2008 to $20.9 million from $11.8 million at December 31, 2007.  This increase largely reflects the Company's increase in federal funds sold of $9.5 million to $13.3 million at December 31, 2008 from $3.8 million at year-end 2007.  The increase is related to the Company's offering of a high yielding savings product and the slowing of the loan portfolio growth during 2008.  Excess liquidity was temporarily invested in federal funds sold pending increased loan demand or investment in the securities portfolio.

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

Index

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

The following table shows the carrying value of the Company's available for sale security portfolio as of December 31, 2008, 2007 and 2006.  Securities available for sale are stated at their fair value.

	December 31,
(Dollars in thousands)	2008	2007	2006
U.S. Government agencies	$7,963	$6,740	$9,655
State and political subdivisions	23,859	23,384	20,833
Mortgage-backed securities	28,701	16,321	23,168
Equity securities	1,749	1,952	979
Total available for sale	$62,272	$48,397	$54,635

Trading securities, at fair value, consist of the following at December 31, 2008 and 2007.  There were no trading securities at December 31, 2006.

(Dollars in thousands)	2008	2007
U.S. Government agencies	$5,744	$4,242
Mortgage-backed securities	7,546	10,017
Total trading securities	$13,290	$14,259

The Company's securities, available for sale, increased by $13.9 million, or 28.7%, to $62.3 million at December 31, 2008 from $48.4 million at December 31, 2007.  The Company purchased $36.7 million in new securities during 2008, $9.7 million in securities were sold and $8.8 million in securities matured, were called and were repaid.  There was a $922 thousand net increase in unrealized losses in the available for sale portfolio, a $150 thousand realized gain on the sale of available for sale securities and $12 thousand in net amortization expense recorded during 2008.  As of December 31, 2008 trading securities balances decreased $969 thousand to $13.3 million due to $2.7 million in paydowns and amortization expense and $4.7 million in new security purchases, $3.2 million in sales or called securities and a realized gain of $199 thousand.  This overall increase in the Company's securities was funded through an increase in deposits.  The securities portfolio contained no high-risk securities or derivatives as of December 31, 2008.

The contractual maturity distribution and weighted average yield of the Company's securities, available for sale, at December 31, 2008 are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

December 31, 2008	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$-	-	$7,751	4.10%	$-	-	$-	-
State and political subdivisions	1,810	2.28%	-	-	204	4.03%	23,013	4.21%
Mortgage-backed securities	7	5.13%	56	5.20%	571	4.58%	27,676	5.17%
Equity securities	-	-	-	-	-	-	2,081	2.35%
Total available for sale	$1,817	2.29%	$7,807	4.11%	$775	4.44%	$52,770	4.64%

The Company holds $2.0 million in Federal Home Loan Bank of New York stock at December 31, 2008 that it does not consider an investment security.  Ownership of this restricted stock is required for membership in the Federal Home Loan Bank of New York.

Index

Loans. The loan portfolio comprises the largest part of the Company's earning assets.  Total loans receivable, net of unearned income, at December 31, 2008 increased $20.2 million, or 6.7% to $320.9 million from $300.6 million at year-end 2007.  During the year ended December 31, 2008, new originations have exceeded payoffs both through scheduled maturities and prepayments. The balance in construction and land development loans decreased $3.5 million, or 8.4%, residential 1- 4 family real estate loans have increased $13.8 million, or 19.6%, loans secured by non-residential real estate increased $10.5 million, or 6.8%, and commercial and industrial loans increased $1.6 million, or 7.9%, from December 31, 2007 to December 31, 2008.  The Company continued to process mortgage originations in-house, with FNMA/Freddie Mac qualifying residential mortgage loans being originated and funded directly by the Bank and non-qualifying loans being referred to SussexMortgage.com, the Company's joint venture with the National City Mortgage Corporation.

The following table summarizes the composition of the Company's loan portfolio by type as of December 31, 2004 through 2008:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial and industrial loans	$22,346	$20,702	$18.298	$16,667	$14,233
Non-residential real estate loans	165,019	154,559	139,428	110,391	69,778
One to four family residential property loans	84,412	70,597	60,960	47,409	41,971
Construction and land development loans	38,413	41,954	30,094	23,154	19,863
Consumer loans	1,248	1,483	1,620	1,550	1,500
Other loans	9,572	11,470	12,055	12,318	9,690
Total gross loans	$321,010	$300,765	$262,455	$211,489	$157,035

The increase in loans was funded during 2008 by an increase in the Company's deposits. The end of year loan to deposit ratios for 2008 and 2007 were 87.5% and 95.8%, respectively.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2008 are presented in the following table.

	December 31, 2008
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Real estate:
Commercial mortgage	$16,308	$12,894	$135,817
Construction and land development	31,587	2,850	3,976
Residential mortgage	1,532	6,079	76,801
Total real estate	49,427	21,823	216,594
Commercial and industrial	3,594	11,921	6,831
Consumer and other	280	1,023	9,517
Total loans	$53,301	$34,767	$232,942
Interest rates:
Predetermined	19,337	23,141	77,770
Floating	33,964	11,626	155,172
Total loans	$53,301	$34,767	$232,942

Loan and Asset Quality. Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, renegotiated loans, foreclosed other real estate owned ("OREO") and impaired securities.  Total non-performing assets increased by $2.1 million to $15.0 million at year end 2008 from $12.9 million at year end 2007. The increase reflects the overall decline in the economy and real estate market, which has made it more difficult for borrowers to meet the terms of their loans and lease or sell properties. The Company's non-accrual loan balance decreased $2.6 million to $9.7 million at December 31, 2008 from $12.3 million at December 31, 2007, largely due to the reclassification of one loan with a value of $2.5 million from non-accrual to OREO, as the  Company foreclosed on the property securing the loan.  There were no loans past due over 90 days and still accruing interest, $1.3 million in renegotiated loans, $3.9 million in OREO properties and $93 thousand in impaired securities at December 31, 2008.

The Company seeks to actively manage its non-performing assets.  In addition to active monitoring and collecting on delinquent loans, management has an active loan review process for customers with aggregate relationships of $500,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real

Index

estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.  During 2008 the Company brought the credit review process in-house through the hiring of a credit review officer.

Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2004 through 2008.

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans:
Commercial	$336	$449	$-	$-	$726
Consumer	11	11	-	-	-
Construction	5,042	10,210	465	-	-
Mortgage	4,356	1,631	942	816	578
Total nonaccrual loans	9,745	12,301	1,407	816	1,304
Loans past due 90 days and still accruing	-	69	746	535	34
Restructured loans	1,302	494	506	25	-
Total non-performing loans	11,047	12,864	2,659	1,376	1,338
Impaired securities	93	-	-	-	-
Foreclosed real estate	3,864	-	-	-	-
Total non-performing assets	$15,004	$12,864	$2,659	$1,376	$1,338
Non-performing loans to total loans	3.44%	4.28%	1.01%	0.65%	0.85%
Non-performing assets to total assets	3.41%	3.27%	0.75%	0.44%	0.48%
Interest income received on nonaccrual loans	$61	$50	$10	$42	N/A
Interest income that would have been recorded under the original terms of the loans	$858	$653	$127	$48	$88

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

At December 31, 2008, the allowance for loan losses was $5.8 million, an increase of $673 thousand, or 13.1%, from $5.1 million at December 31, 2007.  The provision for loan losses was $1.4 million and there were $716 thousand in charge-offs and $39 thousand in recoveries during 2008.  The allowance for loan losses as a percentage of total loans was 1.81% at December 31, 2008 compared to 1.71% on December 31, 2007.  The increase in the allowance reflects the growth in the Company’s loan portfolio and additional reserves required to adequately reserve for impaired and past due loans.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

Index

The table below presents information regarding the Company's provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$5,140	$3,340	$2,615	$2,274	$1,734
Provision charged to operating expenses	1,350	1,930	733	1,138	558
Recoveries of loans previously charged-off:
Commercial	-	2	-	198	10
Consumer	30	46	86	11	3
Real Estate	9	6	-	1	4
Total recoveries	39	54	86	210	17
Loans charged-off:
Commercial	34	70	-	398	15
Consumer	110	102	94	80	16
Real Estate	572	12	-	529	4
Total charge-offs	716	184	94	1,007	35
Net charge-offs	677	130	8	797	18
Balance at end of year	$5,813	$5,140	$3,340	$2,615	$2,274
Net charge-offs to average loans outstanding	0.22%	0.05%	0.00%	0.43%	0.01%
Allowance for loan losses to year-end loans	1.81%	1.71%	1.27%	1.24%	1.45%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2008		2007		2006
		% of		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
Commercial	$526	6.96%	$438	6.88%	$405	6.97%
Consumer and other loans	55	3.37%	72	4.31%	66	5.21%
Real estate, construction and development:
Commercial	4,519	63.37%	4,367	65.34%	2,674	64.59%
Residential	713	26.30%	263	23.47%	195	23.23%
Total	$5,813	100.00%	$5,140	100.00%	$3,340	100.00%

	Allowance for Loans Losses at December 31,
	2005		2004
		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial	$477	7.88%	$519	9.06%
Consumer and other loans	42	6.55%	29	7.13%
Real estate, construction and development:
Commercial	1,939	63.15%	1,584	57.08%
Residential	157	22.42%	142	26.73%
Total	$2,615	100.00%	$2,274	100.00%

Premises and Equipment; Other Assets. Premises and equipment decreased by $586 thousand, or 6.4%, from $9.1 million at December 31, 2007 to $8.5 million at December 31, 2008.  This decrease is largely due to leasehold improvement being completely amortized and the disposal of obsolete furniture, fixtures and equipment.

Other assets increased from $7.5 million at December 31, 2007 to $9.7 million at December 31, 2008, an increase of $2.2 million, or 28.8%.  This increase was primarily generated from the prepayment of the Company's expenses and increases in deferred tax asset balances and the cash surrender value of life insurance polices.

Deposits. Total deposits increased $51.5 million, or 16.7%, from $308.6 million at December 31, 2007 to $360.1 million at December 31, 2008.  Non-interest bearing deposits decreased $1.9 million, or 5.0%, to $34.8 million at December 31, 2008 from $36.6 million at December 31, 2007; interest-bearing deposits increased $53.4 million, or

Index

19.6%, to $325.3 million at December 31, 2008 from $271.9 million at December 31, 2007. The increase in interest bearing deposits was attributable to the Company’s offering of a high yielding savings product. Although this product has increased the rate paid on savings accounts, management believes it is a more cost effect source of deposits than time deposits, and provides greater opportunities to establish stronger customer relationships and cross marketing opportunities. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Total average deposits increased $23.0 million from $312.1 million at year-end 2007 to $335.1 million at year-end 2008, a 7.4% increase.  Average time deposits decreased to $11.2 million to $127.5 million at December 31, 2008, or 8.1%, from $138.6 million at year-end 2007.  Average money market accounts decreased to $23.8 million, a decrease of $13.5 million, or 36.3%, from $37.3 million at year-end 2007.  The change in the deposit portfolio reflects the offering of a competitive savings product. The average savings account balances increased $47.6 million, or 124.7% from $38.1 million at year-end 2007 to $85.7 million at year-end 2008.  The Company’s average non-interest bearing demand deposits increased $1.6 million, or 4.4%, during 2008

The average balances and weighted average rates paid on deposits for 2008, 2007 and 2006 are presented below.

	Year Ended December 31,
	2008 Average		2007 Average		2006 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$39,303		$37,663		$43,036
Now accounts	58,878	1.36%	60,377	2.12%	57,974	2.25%
Money market accounts	23,769	2.22%	37,317	3.69%	30,773	3.90%
Savings	85,707	2.74%	38,142	0.91%	45,916	0.87%
Time	127,475	3.98%	138,633	4.85%	100,061	4.19%
Total deposits	$335,132		$312,132		$277,760

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2008 is presented in the following table.

(Dollars in thousands)	2008
3 months or less	$6,084
3 to 6 months	14,539
6 to 12 months	18,229
Over 12 months	3,126
Total	$41,978

Borrowings. Borrowings consist of long-term advances from the Federal Home Loan Bank.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  At December 31, 2008 the Company had $33.1 million in notes outstanding at a weighted average interest rate of 4.25% compared to $35.2 million in notes outstanding at a weighted average rate of 4.30% on December 31, 2007.  During 2008, $5.1 million in advances were called and repaid.

The Company had no short-term borrowings outstanding at December 31, 2008.  The following table summarizes short-term borrowing and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Average daily amount of short-term borrowings outstanding during the period	$185	$28	$29
Weighted average interest rate on average daily short-term borrowings	2.87%	5.67%	4.96%
Maximum short-term borrowings outstanding at any month-end	$1,175	$2,650	$1,815
Short-term borrowings outstanding at period end	-	-	-
Weighted average interest rate on short-term borrowings at period end	-	-	-

Junior Subordinated Debentures. On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2008 was 3.44%.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par

Index

on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.   The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I Capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiaries, Sussex Capital Trust I and Sussex Capital Trust II, are not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier I Capital subject to specified limitations

Equity.  Stockholders' equity inclusive of accumulated other comprehensive income (loss), net of income taxes, was $31.9 million at December 31, 2008, a decrease of $2.5 million from the $34.4 million at year-end 2007.  Stockholders' equity decreased due to $1.0 million in net losses recorded in 2008, a $390 thousand decrease in common stock due to the purchase and retirement of treasury shares, cash dividends paid of $654 thousand and an unrealized loss on securities available for sale, net of income tax, of $553 thousand.  These decreases were offset by $34 thousand from the exercise of stock options and $77 thousand through the compensation expense of stock options granted, restricted stock grants and stock awards and the tax benefit of stock options exercised.

LIQUIDITY AND CAPITAL RESOURCES
It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Company is a member of the Federal Home Loan Bank of New York and at December 31, 2008, had the ability to borrow up to $74.5 million against selected mortgages and investment securities as collateral for borrowings.  The Company also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $40.3 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

The Company has borrowings that consist of advances from the Federal Home Loan Bank ("FHLB").  The Company's long-term borrowings total $33.1 million at December 31, 2008 and are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The borrowings consist of six long-term notes that mature between December 21, 2010 and December 26, 2017, each with convertible options which allow the FHLB to change the note to then current market rates and one $3.1 million amortizing advance that matures on November 3, 2010. The interest rates on these borrowings range from 3.66% to 5.14%.

At December 31, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied.  At December 31, 2008, liquid investments totaled $20.9 million, and all mature within 30 days.

At December 31, 2008, the Company had $13.3 million in trading securities and $62.3 million in securities available for sale.  Of the available for sale securities, $29.7 million had $1.7 million of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market recovery.

The Bank's regulators have classified and defined bank capital as consisting of Tier I Capital, which includes tangible stockholders' equity for common stock and certain stock and other hybrid instruments, and Tier II Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

The Bank's regulators have implemented risk based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2008, the Bank's Tier I and Tier II capital ratios were 11.04% and 12.29%, respectively. The Company also maintained $1.0 million in cash and cash equivalents which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2008, the Bank had a leverage ratio of 8.59%.

Index

Off-Balance Sheet Arrangements. The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at December 31, 2008 totaled $48.9 million.  This consisted of $2.3 million in commitments to grant commercial and residential loans, $12.3 million in commercial construction lines of credit, $12.9 million in home equity lines of credit, and the remainder in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

INTEREST RATE RISK
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

Our Board of Directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios.  At December 31, 2008 the percentage of change in interest income in the event of a 100 or 200 basis point change in interest rates was within the policy limits.

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

The following table sets forth our interest rate risk profile at December 31, 2008 and 2007.  The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	2008			2007
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	$(412)	-0.09%	4.71%	$(267)	-0.07%	3.42%
Down 100 basis points	76	0.02%	-1.74%	155	0.04%	-3.96%
Up 100 basis points	(497)	-0.11%	-11.37%	(456)	-0.12%	-11.69%
Up 200 basis points	(1,376)	-0.32%	-15.75%	(1,299)	-0.33%	-16.65%

IMPACT OF INFLATION AND CHANGING PRICES
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, the level of interest rates has a more significant impact on a financial institution's performance than general levels of inflation.  Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which are affected by inflation.  Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of the Company's assets and liabilities are more indicative of its ability to maintain acceptable performance levels.  Management of the Company monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities to gap, thus seeking to minimize the potential effect of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-ON
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sussex Bancorp
Franklin, New Jersey

We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The Company's management is responsible for those consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, Sussex Bancorp and its subsidiary early adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”

Beard Miller Company LLP
Allentown, Pennsylvania
March 13, 2009

Index

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars In Thousands, Except Share Data)	2008	2007

ASSETS
Cash and due from banks	$7,602	$7,985
Federal funds sold	13,310	3,790
Cash and cash equivalents	20,912	11,775

Interest bearing time deposits with other banks	100	100
Trading securities	13,290	14,259
Securities available for sale	62,272	48,397
Federal Home Loan Bank Stock, at cost	1,975	2,032

Loans receivable, net of unearned income	320,880	300,646
Less: allowance for loan losses	5,813	5,140
Net loans receivable	315,067	295,506

Foreclosed real estate, net of allowance for losses of $437 for 2008	3,864	-
Premises and equipment, net	8,526	9,112
Accrued interest receivable	2,115	2,035
Goodwill	2,820	2,820
Other assets	9,654	7,496

Total Assets	$440,595	$393,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$34,784	$36,625
Interest bearing	325,297	271,913
Total Deposits	360,081	308,538

Borrowings	33,146	35,200
Accrued interest payable and other liabilities	2,571	2,467
Junior subordinated debentures	12,887	12,887

Total Liabilities	408,685	359,092

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,261,362 in 2008 and 3,104,374 in 2007;
outstanding shares 3,248,417 in 2008 and 3,093,699 in 2007	27,783	26,651
Retained earnings	4,665	7,774
Accumulated other comprehensive (loss)	(538)	15

Total Stockholders' Equity	31,910	34,440

Total Liabilities and Stockholders' Equity	$440,595	$393,532

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars In Thousands Except Per Share Data)	2008	2007

INTEREST INCOME
Loans receivable, including fees	$19,150	$19,524
Securities:
Taxable	2,266	1,696
Tax-exempt	976	1,014
Federal funds sold	259	569
Interest bearing deposits	2	5
Total Interest Income	22,653	22,808

INTEREST EXPENSE
Deposits	8,746	9,734
Borrowings	1,507	966
Junior subordinated debentures	590	687
Total Interest Expense	10,843	11,387

Net Interest Income	11,810	11,421
PROVISION FOR LOAN LOSSES	1,350	1,930
Net Interest Income after Provision for Loan Losses	10,460	9,491

OTHER INCOME
Service fees on deposit accounts	1,534	1,396
ATM fees	464	412
Insurance commissions and fees	2,507	2,688
Investment brokerage fees	151	282
Holding gains on trading securities	199	258
Gain on sale of securities, available for sale	150	10
Loss on sale of foreclosed real estate	(58)	-
Impairment write-downs on equity securities	(3,526)	-
Other	570	570
Total Other Income	1,991	5,616

OTHER EXPENSES
Salaries and employee benefits	7,545	7,153
Occupancy, net	1,299	1,246
Furniture, equipment and data processing	1,481	1,462
Stationary and supplies	192	187
Professional fees	621	599
Advertising and promotion	469	556
Insurance	171	176
FDIC Assessment	385	36
Postage and freight	155	167
Amortization of intangible assets	49	93
Write-down on foreclosed real estate	437	-
Expenses related to foreclosed real estate	255	-
Other	1,530	1,473
Total Other Expenses	14,589	13,148

Income (Loss) before Income Taxes	(2,138)	1,959
PROVISION (BENEFIT) FOR INCOME TAXES	(1,096)	450
Net Income (Loss)	$(1,042)	$1,509

EARNINGS (LOSS) PER SHARE
Basic	$(0.32)	$0.45
Diluted	$(0.32)	$0.45

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands, Except Per Share Data)	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2006	3,152,374	$27,306	$7,415	$(129)	$-	$34,592

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 3)	-	-	(262)	262	-	-
Adjusted opening balance, January 1, 2007	3,152,374	27,306	7,153	133	-	34,592

Comprehensive income:
Net income	-	-	1,509	-	-	1,509
Change in unrealized losses on securities for available for sale, net of tax	-	-	-	(118)	-	(118)
Total Comprehensive Income						1,391

Treasury shares purchased	(82,451)	-	-	-	(1,020)	(1,020)
Treasury shares retired	-	(1,020)	-	-	1,020	-
Exercise of stock options	20,851	257	-	-	-	257
Income tax benefit of stock options exercised	-	18	-	-	-	18
Restricted stock vested during the period (a)	1,925	-	-	-	-	-
Compensation expense related to stock option
and restricted stock grants	-	75	-	-	-	75
Compensation expense related to stock awards	1,000	15	-	-	-	15
Dividends on common stock ($0.26 per share)	-	-	(888)	-	-	(888)

Balance December 31, 2007	3,093,699	26,651	7,774	15	-	34,440

Comprehensive loss:
Net loss	-	-	(1,042)	-	-	(1,042)
Change in unrealized losses on securities for available for sale, net of tax	-	-	-	(553)	-	(553)
Total Comprehensive Loss						(1,595)

Treasury shares purchased	(54,765)	-	-	-	(390)	(390)
Treasury shares retired	-	(390)	-	-	390	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	4,025	-	-	-	-	-
Compensation expense related to stock option
and restricted stock grants	-	76	-	-	-	76
Dividends on common stock ($0.20 per share)	-	-	(654)	-	-	(654)
6.5% stock dividend	201,852	1,411	(1,413)	-	-	(2)

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$-	$31,910

(a) Balance of unvested shares of restricted stock; 12,945 in 2008 and 10,675 in 2007

See Notes to Consolidated Financial Statements

Index
SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(1,042)	$1,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,350	1,930
Provision for depreciation and amortization	1,005	1,033
Net change in trading securities	969	133
Impairment charge on preferred securities	3,526	-
Net amortization of securities premiums and discounts	12	(54)
Net realized gain on sale of securities	(150)	(10)
Net realized loss on sale of foreclosed real estate	58	-
Provision for foreclosed real estate	437	-
Deferred income taxes	(1,844)	(556)
Earnings on investment in life insurance	(105)	(106)
Compensation expense for stock options and stock awards	76	90
(Increase) decrease in assets:
Accrued interest receivable	(80)	(125)
Other assets	111	(100)
Increase (decrease) in accrued interest payable and other liabilities	105	(44)

Net Cash Provided by Operating Activities	4,428	3,700

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(36,692)	(19,635)
Proceeds from sale of securities	9,679	2,335
Maturities, calls and principal repayments	8,828	9,014
Net increase in loans	(26,008)	(38,500)
Proceeds from the sale of foreclosed real estate	738	-
Purchases of bank premises and equipment	(370)	(2,258)
Increase in FHLB stock	57	(844)

Net Cash Used in Investing Activities	(43,768)	(49,888)

Cash Flows from Financing Activities
Net increase in deposits	51,543	12,768
Proceeds from borrowings	3,000	23,000
Repayments of borrowings	(5,054)	(6,051)
Proceeds from junior subordinated debentures	-	12,887
Repayments of junior subordinated debentures	-	(5,155)
Proceeds from the exercise of stock options	34	257
Purchase of treasury stock	(390)	(1,020)
Dividends paid, net of reinvestments	(656)	(888)

Net Cash Provided by Financing Activities	48,477	35,798

Net Increase (Decrease) in Cash and Cash Equivalents	9,137	(10,390)

Cash and Cash Equivalents - Beginning	11,775	22,165
Cash and Cash Equivalents - Ending	$20,912	$11,775

Supplementary Cash Flows Information
Interest paid	$10,997	$10,989
Income taxes paid	$450	$1,579

Supplementary Schedule of Noncash Investing and Financing Activities Supplementary Cash Flows Information
Foreclosed real estate acquired in settlement of loans	$5,097	$-

See Notes to Consolidated Financial Statements

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary, Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, SCBNY Company, Inc. and Tri-State Insurance Agency, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations
Sussex Bancorp’s business is conducted principally through the Bank.  Sussex Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and two branches in Orange County, New York.  As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  Sussex Bancorp is subject to regulation by the Federal Reserve Board.  SCB Investment Company and SCBNY Company, Inc. hold investments.  Tri-State Insurance Agency, Inc. provides insurance agency services mostly through the sale of property and casualty insurance policies.  In 2005, the Company formed a joint venture with National City Mortgage Inc., called SussexMortgage.com LLC to originate one to four family mortgage loans for funding by third party investors for sale into the secondary market.  Servicing is released to the third party investors.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the other than temporary impairment, allowance for losses, valuation of goodwill and intangible assets and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located within Sussex County, New Jersey and adjacent counties in the states of Pennsylvania, New Jersey and New York.  Notes 3 and 4 discuss the types of securities that the Company invests in.  Note 5 discusses the types of lending that the Company engages in.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  The Company does not have any significant concentrations in any one industry or customer.

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

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district FHLB according to a predetermined formula.  The restricted stock is recorded at cost.  The Federal Home Loan Bank stock was carried at $1,975,000 and $2,032,000 for the years ended December 31, 2008 and 2007, respectively.

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

Depreciation expense for the years ended December 31, 2008 and 2007 was $956 thousand and $940 thousand, respectively.

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Company has recorded goodwill of $2.8 million at December 31, 2008 and 2007, related to the acquisition of an insurance agency on October 1, 2001 with an additional $486 thousand in December 31, 2006 for the acquisition of the Port Jervis, New York branch. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  Goodwill was tested for impairment during 2008.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

The Company also has amortizable intangible assets resulting from the acquisition of insurance agencies, which include the value of executive employment contracts and the acquired book of businesses which were being amortized on a straight-line basis over 3 to 7 years.  The total net amortizable intangible assets were fully amortized during the year ended December 31, 2008 with total accumulated amortization of $523 thousand.  As of December 31, 2007 net amortizable intangible assets was $26 thousand, net of accumulated amortization of $497 thousand.

The Company had two amortizable core deposit intangible assets related to the premiums paid on the acquisition of deposits.  One core deposit was being amortized on a straight-line basis over 15 years and was fully amortized during the year ended December 31, 2007, with accumulated amortization of $1.3 million.  The second core deposit intangible was created on March 24, 2006 in the acquisition of the Port Jervis branch and is being amortized on a seven year accelerated schedule.  This intangible was $48 thousand and $71 thousand, net of accumulated amortization of $72 thousand and $49 thousand as of December 31, 2008 and 2007, respectively.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets are included in other assets on the balance sheets for December 31, 2008 and 2007.  Amortization expense on intangible assets was $49 thousand and $93 thousand for the years ended December 31, 2008, and 2007, respectively.  Amortization expense is estimated to be $18 thousand for the year ending December 31, 2009, $14 thousand for the year ending December 31, 2010, $10 thousand for the year ending December 31, 2011, $5 thousand for the year ending December 31, 2012 and $1 thousand in 2013.

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

Stock-Based Compensation

The Company currently has several stock option plans in place for employees and directors of the Company.  The Company accounts for stock options under the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment," using the modified-prospective transition method.  Stock-based compensation expense related to stock options for the year ended December 31, 2008 and 2007 was $12 thousand and $20 thousand, respectively.  There was no tax benefit recognized related to this compensation expense for the year ended December 31, 2008 and $2 thousand for the year ended December 31, 2007.

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

Segment Reporting
The Company acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers.  Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.  The Bank also performs fiduciary services through its Trust Department.  Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Bank.  As such, discrete financial information is not available and segment reporting would not be meaningful.  The Company’s insurance agency is managed separately from the traditional banking and related financial services that the Company offers.  The insurance operations provides primarily property and casualty coverage.  See Note 2 for segment reporting of insurance operations.

Insurance Agency Operations
Tri-State Insurance Agency, Inc. is a retail insurance broker operating in the State of New Jersey.  The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters.  The insurance agency places basic property and casualty, life and

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8.  FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”’ to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN 46(R), “Consolidation of Variable Interest Entities”’ to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  FSP SFAS 140-4 and FIN 46(R) is effective for the reporting periods (annual or interim) ending December 15, 2008.  The Company does not expect FSP FSAS 140-4 and FIN 46(R)-8 to have a material impact on its consolidated financial statements.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1).  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”’ to achieve more consistent determination of  whether an other-than-temporary impairment has occurred.  FSP EITF 99-20-1 also retains and emphasizes the objective of an other than temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”’ and other related guidance.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted.  The adoption of this new pronouncement did not have a material effect on the Company’s consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

NOTE 2 – SEGMENT REPORTING

Segment information for 2008 and 2007 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2008:
Net interest income from external sources	$11,810	$-	$11,810
Other income from external sources	(516)	2,507	1,991
Depreciation and amortization	968	37	1,005
Loss before income taxes	(2,132)	(6)	(2,138)
Income tax benefit (1)	(1,094)	(2)	(1,096)
Total assets	437,499	3,096	440,595

Year Ended December 31, 2007:
Net interest income from external sources	$11,421	$-	$11,421
Other income from external sources	2,928	2,688	5,616
Depreciation and amortization	989	44	1,033
Income before income taxes	1,728	231	1,959
Income tax expense (1)	358	92	450
Total assets	390,301	3,231	393,532
(1) Calculated at statutory tax rate of 40%

NOTE 3 – TRADING ACTIVITIES

In 2007, the Company elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 and FASB Statement No. 157, “Fair Value Measurements.”  SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard, one of which is a requirement to adopt all the requirements of SFAS No. 157 at the early adoption date of SFAS No. 159 or earlier.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2007, the Company elected to early adopt SFAS No. 159 for 28, or 20.3%, of its 138 available for sale securities and reclassified them as trading securities.  At December 31, 2006, it was the Company’s intent to hold these investments until maturity or market price recovery and classified the securities as available for sale.  In the weeks following the filing of the Company’s annual report on Form 10-K, the Company evaluated the impact of the adoption of each of the statements on the Company’s consolidated balance sheets and consolidated statements of income.  The purposes weighing most heavily in favor of adoption of SFAS No. 159 included the potential net-interest margin improvements afforded by the election and the balance sheet management flexibility which the Company has achieved.

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

Trading securities, at fair value, consist of the following as of December 31, 2008 and 2007:

	2008	2007
U.S. Government agencies	$5,744	$4,242
Mortgage-backed securities	7,546	10,017
	$13,290	$14,259

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

The amortized cost and approximate fair value of securities available for sale as of December 31, 2008 and 2007 are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2008
U.S. Government agencies	$7,751	$212	$-	$7,963
State and political subdivisions	25,027	39	(1,207)	23,859
Mortgage-backed securities	28,310	529	(138)	28,701
Equity securities	2,081	1	(333)	1,749
	$63,169	$781	$(1,678)	$62,272

December 31, 2007
U.S. Government agencies	$6,730	$13	$(3)	$6,740
State and political subdivisions	23,465	176	(257)	23,384
Mortgage-backed securities	16,176	168	(23)	16,321
Equity securities	2,001	12	(61)	1,952
	$48,372	$369	$(344)	$48,397

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2008
State and political subdivisions	$18,067	$(954)	$1,038	$(253)	$19,105	$(1,207)
Mortgage-backed securities	9,243	(137)	166	(1)	9,409	(138)
Equity securities	199	(203)	950	(130)	1,149	(333)
Total Temporarily Impaired Securities	$27,509	$(1,294)	$2,154	$(384)	$29,663	$(1,678)

December 31, 2007
U.S. Government agencies	$2,989	$(3)	$-	$-	$2,989	$(3)
State and political subdivisions	8,821	(232)	1,025	(25)	9,846	(257)
Mortgage-backed securities	649	(4)	1,755	(19)	2,404	(23)
Equity securities	235	(36)	824	(25)	1,059	(61)
Total Temporarily Impaired Securities	$12,694	$(275)	$3,604	$(69)	$16,298	$(344)

The Company has 78 and 46 securities in an unrealized loss position as of December 31, 2008 and 2007, respectively.  The unrealized losses on the Company’s investments in state and political subdivisions and mortgage-backed securities which are backed implicitly by the government were caused by increases in spreads for all products and market illiquidity.  The unrealized losses on equity securities were caused by market illiquidity.

During the third quarter of 2008 the Company held Fannie Mae and Freddie Mac perpetual preferred stock with a cost basis of approximately $3.8 million.  These securities were subject to an other than temporary impairment (“OTTI”) charge due to the Federal Housing Finance Agency placing both Fannie Mae and Freddie Mac under conservatorship on September 7, 2008.  Although this action did not eliminate the equity in Fannie Mae and Freddie Mac represented by the perpetual preferred stock, it has negatively impacted the value of the perpetual preferred stock.   The fair value of these securities at December 31, 2008 was $93 thousand and the OTTI charge taken in the quarter ended September 30, 2008 was $3.5 million.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other declines in fair value are attributable to changes in spread and market conditions and not credit quality, and because the Company has the intent and ability to hold such investments to maturity or market price recovery, no other securities are deemed to be other than temporarily impaired.

The amortized cost and fair value of securities available for sale at December 31, 2008 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,810	$1,810
Due after one year through five years	7,752	7,964
Due after five years through ten years	204	206
Due after ten years	23,012	21,842
Total bonds and obligations	32,778	31,822
Mortgage-backed securities	28,310	28,701
Equity securities	2,081	1,749
Total debt securities	$63,169	$62,272

Gross gains on sales of securities were $157 thousand and $14 thousand and gross losses were $7 thousand and $4 thousand for the years ended December 31, 2008 and 2007, respectively.

Securities with a carrying value of approximately $24.7 million and $22.4 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008	2007

Loans secured by one to four family residential properties	$84,412	$70,597
Loans secured by nonresidential properties	165,019	154,559
Loans for construction and land development	38,413	41,954
Loans secured by farmland	8,561	10,636
Commercial and industrial loans	22,346	20,702
Consumer	1,248	1,483
Other loans	1,011	834
	321,010	300,765
Unearned net loan origination (fees) costs	(130)	(119)
Allowance for loan losses	(5,813)	(5,140)
Net Loans Receivable	$315,067	$295,506

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $2.0 million and $2.1 million at December 31, 2008 and 2007, respectively.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	2008	2007

Balance, at beginning of year	$5,140	$3,340
Provision for loan losses	1,350	1,930
Loans charged off	(716)	(184)
Recoveries	39	54
Balance, at end of year	$5,813	$5,140

Loans on which the accrual of interest has been discontinued amounted to approximately $9.7 million and $12.3 million at December 31, 2008 and 2007, respectively.   There was no loan balance past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, at December 31, 2008 and $69 thousand at December 31, 2007.

The total recorded investment in impaired loans was $11.3 million and $15.2 million at December 31, 2008 and 2007, respectively.  Impaired loans not requiring an allowance for loan losses were $7.2 million and $5.5 million at December 31, 2008 and 2007, respectively.  Impaired loans requiring an allowance for loan losses were $4.1 million and $9.7 million at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, the related allowance for loan losses associated with those loans was $2.1 million and $1.7 million respectively.  For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was $13.1 million and $6.8 million, respectively.  Interest income recognized on such loans during the time each was impaired was $61 thousand and $50 thousand, respectively.  The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

NOTE 7 – PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Land and land improvements	$2,111	$1,650
Building and building improvements	6,726	6,581
Leasehold improvements	310	344
Furniture, fixtures and equipment	6,122	6,542
Assets in progress	118	461
	15,387	15,578
Accumulated depreciation	(6,861)	(6,466)
Premises and equipment, net	$8,526	$9,112

During the years ended December 31, 2008 and 2007, depreciation expense totaled $959 thousand and $940 thousand, respectively.  As of December 31, 2008, the Company had outstanding commitments of approximately $15 thousand for computer software upgrades.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Demand, non-interest bearing	$34,784	$36,625
Savings, club and interest-bearing demand	207,080	130,894
Time, other	76,239	106,239
Time, $100,000 and more	41,978	34,780
Total deposits	$360,081	$308,538

At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$106,408
2010	5,607
2011	288
2012	38
2013	5,776
Thereafter	100
$118,217

NOTE 9 – BORROWINGS

At December 31, 2008, the Bank has a line of credit commitment from the Federal Home Loan Bank of New York for borrowings up to $80.5 million and a $4.0 million line of credit at Atlantic Central Bankers Bank.  There were no borrowings under these lines of credit at December 31, 2008.

At December 31, 2008 and 2007, under separate arrangements, the Bank had the following borrowings from the Federal Home Loan Bank (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2008	2007

March 7, 2008	N/A	5.15%	$-	$2,000
November 3, 2010	N/A	5.00%	3,146	3,200
December 21, 2010	December 21, 2003	5.14%	4,000	4,000
December 7, 2016	December 7, 2008	4.00%	5,000	5,000
June 21, 2017	June 21, 2008	4.60%	6,000	6,000
December 7, 2017	December 7, 2017	3.97%	5,000	5,000
December 26, 2017	December 26, 2009	3.66%	5,000	5,000
December 26, 2017	December 26, 2010	3.79%	5,000	5,000
			$33,146	$35,200

Maturities of long-term debt in years subsequent to December 31, 2008 are as follows (in thousands):

2009	$56
2010	7,090
2011	-
2012	-
2013	-
Thereafter	26,000
$33,146

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2008, the above borrowings are secured by a pledge of qualifying one-to-four family mortgage loans and selected investment securities, having an aggregate unpaid principal balance of approximately $104.6 million of which the Bank has borrowing capacity of at least 71%.

NOTE 10 –   JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 3.44% at December 31, 2008.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The Company's $5.2 million in trust preferred securities issued on July 11, 2002, were called on July 9, 2007.

NOTE 11 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2020.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum lease payments by year are as follows (in thousands):

2008	$468
2009	438
2010	419
2011	396
2012	394
Thereafter	494
$2,609

Rent expense was $493 thousand and $488 thousand for the years ended December 31, 2008 and 2007, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and Trust for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to this Plan for the years ended December 31, 2008 and 2007 was $117 thousand and $114 thousand, respectively.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has nonqualified Supplemental Salary Continuation Plans for two executive officers.  Under the provisions of the Plans, the Company has executed agreements providing the officers a retirement benefit.  For the years ended December 31, 2008 and 2007, $164 thousand and $182 thousand, respectively was charged to expense in connection with the Plans.  At December 31, 2008 and 2007, the Bank had an investment in life insurance of $3.2 million and $3.1 million, respectively, related to these Plans which are included in other assets.  Earnings on the investment in life insurance, included in other income, were $106 thousand and $105 thousand the years ended December 31, 2008 and 2007, respectively.

In March of 2005 the Board of Directors approved an Executive Incentive and Deferred Compensation Plan.  The purpose of the Plan is to motivate and reward for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  No incentive compensation was recorded under the Plan for the year ended December 31, 2008 and approximately $35 thousand for the year ended December 31, 2007 was expensed.  Participants may elect to receive their award in cash or defer such compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  The 2007 incentive award of $35 thousand was deferred and $12 thousand in compensation was deferred in 2008.

In July 2006, the Board of Directors adopted a form of Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to either (i) the average interest rate earned by the Company on its investment portfolio or (ii) the total return on the Company’s common stock, at the election of the participant.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten (10) years or in a lump sum, if the obligation is settled in Company stock.  As of the years ended December 31, 2008 and 2007, $85 thousand and $46 thousand, respectively has been deferred.

The Company has an Employee Stock Ownership Plan for the benefit of all employees who meet the eligibility requirements set forth in the Plan.  The amount of employer contributions to the Plan is at the discretion of the Board of Directors.  The contributions charged to expense for the years ended December 31, 2008 and 2007 were $40 thousand and $30 thousand, respectively.  At December 31, 2008 and 2007, 54,631 and 41,458 shares, respectively, of the Company's common stock were held in the Plan.

NOTE 13 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Unrealized losses on available for sale securities	$(4,297)	$(186)
Less: reclassification adjustments for gains (losses) included in net income (loss)	(3,375)	10
Net unrealized losses	(922)	(196)
Tax effect	369	78
Net of tax amount	$(553)	$(118)

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14– EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share, adjusted for the 6.5% stock dividend in 2008:
	Income	Shares	Per Share
(In Thousands, Except per Share Amounts)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2008:
Basic earnings per share:
Net loss applicable to common stockholders	$(1,042)	3,292	$(0.32)
Effect of dilutive securities:
Stock options and nonvested stock awards	-	-
Diluted earnings per share:
Net loss applicable to common stockholders
and assumed conversions	$(1,042)	3,292	$(0.32)

Year Ended December 31, 2007:
Basic earnings per share:
Net income applicable to common stockholders	$1,509	3,355	$0.45
Effect of dilutive securities:
Stock options and nonvested stock awards	-	30
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,509	3,385	$0.45

For 2008, the Company had 12,981 shares not included in the above calculation due to their anti-dilutive effect on earnings per share.

NOTE 15 – STOCKHOLDERS’ EQUITY, STOCK OPTION PLANS AND SUBSEQUENT EVENTS

On October 15, 2008 the Board of Directors approved a 6.5% stock dividend to stockholders of record as of October 29, 2008.  The following data have been adjusted to give retroactive effect to stock dividends declared subsequent to option authorizations, grants and exercises.

The Company had received preliminary approval to participate in the US Department of Treasury Capital Purchase Program, “CPP” in December of 2008.  On February 25, 2009 the stockholders of the Company approved an amendment to its Certificate of Incorporation to permit the issuance of 1,000,000 shares of series preferred stock required to participate in the CPP.  Subsequent to the stockholders’ February vote, on March 2, 2009, the Company announced that its Board of Directors elected not to participate in CPP.

During 2001, the stockholders approved the 2001 Stock Option Plan established to provide equity incentives to selected persons.  Options may be granted to employees, officers and directors of the Company or subsidiary.  Options granted under the Plan may be either incentive stock options or non-qualified stock options as designated at the time of grant.  The shares granted under the Plan to directors are non-qualified stock options.  As of December 31, 2008, there were 39,137 shares available for future grants under this Plan.

During 2005, the stockholders approved the 2004 Equity Incentive Plan to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the Plan may be either stock options or restricted stock and are designated at the time of grant.  Options granted under the Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options, which are subject to limitations under Section 422 of the Internal Revenue Code, or non-qualified stock options. Restricted stock awards may be

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

made to any plan participant.  As of December 31, 2008, there were 192,877 shares available for future grants under the Plan.

Restricted stock activity for the years ended December 31, 2008 and 2007 are as follows:

	Number of Shares
	2008	2007

Accumulated shares granted	18,895	12,600
Vested during the year	4,025	1,925

Remaining unvested restricted stock grants are expected to vest as follows:

Number of Shares

2009	4,894
2010	3,544
2011	2,194
2012	1,519
2013	794
8,051

Options granted under the 2001 stock option plan and the 2004 equity incentive plan to officers and other employees and which are incentive stock options, are subject to limitations under Section 422 of the Internal Revenue Code.  The option price under each such grant shall not be less than the fair market value on the date of the grant.  No option will be granted for a term in excess of 10 years.  The Company may establish a vesting schedule that must be satisfied before the options may be exercised.

During 1995, the stockholders approved a stock option plan for nonemployee directors (the Directors’ Plan).  This plan expired in 2005, and therefore there are no authorized shares left to be granted.  As of December 31, 2008, 7,464 options were outstanding and will expire from October 2009 to October 2014.

Stock option transactions under all plans are summarized as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate
	Shares	Price per Share	Contractual Term	Intrinsic Value

Outstanding, December 31, 2006	261,233	$12.20		12.34
Options exercised	(22,206)	11.53
Options expired	-	-
Options forfeited	(7,051)	10.69
Outstanding, December 31, 2007	231,975	$12.31
Options exercised	(3,840)	8.80
Options expired	(1,233)	8.65
Options forfeited	(9,531)	11.69
Outstanding, December 31, 2008	217,371	$12.34	6.74	$-
Exercisable, December 31, 2008	217,371	$12.34	6.74	$-

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2008 as adjusted for stock dividends:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

6.88	1,234	1.8	1,234
8.86	27,759	4.1	27,759
8.90	10,015	3.1	10,015
8.99	5,870	4.8	5,870
8.99	11,154	4.8	11,154
9.33	5,875	3.8	5,875
9.51	1,234	0.8	1,234
12.25	40,068	14.5	40,068
12.63	7,826	6.8	7,826
13.39	32,139	6.1	32,139
14.67	67,489	5.1	67,489
16.45	6,708	5.8	6,708
	217,371		217,371

The total intrinsic value or fair market price over the exercise price of stock options exercised during 2008 was $7 thousand.

Information regarding the Company's restricted stock grants activity for the year ended December 31, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	10,675	$14.14
Granted	6,795	9.77
Forfeited	(500)	13.03
Vested	(4,025)	13.80
Restricted stock, end of year	12,945	$12.68

Total stock-based compensation related to stock option awards and restricted stock awards totaled $76 thousand for the year ended December 31, 2008.  Tax benefits recognized related to such stock-based compensation was $1 thousand.  As of December 31, 2008 there was $112 thousand of unrecognized compensation cost related to non vested stock options and stock awards which is expected to be recognized over a weighted average period of 2.61 years.

NOTE 16 – INCOME TAXES

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

The components of income tax expense (benefit) for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Current:
Federal	$412	$860
State	336	320
	748	1,180
Deferred:
Federal	(1,442)	(590)
State	(402)	(140)
	(1,844)	(730)
	$(1,096)	$450

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of income for the years ended December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008		2007

Federal income tax (benefit) at statutory rate	$(727)	(34%)	$666	34%
Tax exempt interest	(329)	(15)	(338)	(17)
State income tax (benefit), net of federal income tax effect	(43)	(2)	119	6
Other	3	-	3	-
	$(1,096)	(51%)	$450	23%

The income tax provision includes $60 thousand and $4 thousand in 2008 and 2007, respectively, of income tax expense related to net gains on sales of securities.

The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Deferred tax assets:
Allowance for loan losses	$2,322	$2,053
Deferred compensation	402	358
Other than temporary impairment	1,408	-
Unrealized losses on securities available for sale	359	-
Intangible assets	58	63
Other	90	85
Total Deferred Tax Assets	4,639	2,559
Deferred tax liabilities:
Bank premises and equipment	(177)	(279)
Prepaid expenses	(176)	(197)
Unrealized gain on securities, available for sale	-	(10)
Total Deferred Tax Liabilities	(353)	(486)
Net Deferred Tax Asset	$4,286	$2,073

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

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

The related party loan activity for the year ended December 31, 2008 is summarized as follows:

(Dollars in thousands)	2008

Balance, beginning	$3,001
Disbursements	-
Repayments	(320)
Balance, ending	$2,681

Certain related parties of the Company provided legal and appraisal services to the Company.  Such services rendered totaled $30 thousand and $17 thousand during 2008 and 2007, respectively.  The Company paid rent to related parties for an office location in the amount of $166 thousand in 2008 and $162 thousand in 2007.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the Company's financial instrument commitments at December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008	2007

Commitments to grant loans	$2,275	$5,889
Unfunded commitments under lines of credit	44,005	54,969
Outstanding standby letters of credit	2,580	2,389

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

NOTE 19 – REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $1.8 million at December 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 are presented below:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total capital (to risk-weighted assets)	$41,524	12.29%	$>27,023	>8.00%	$>33,778	>10.00%
Tier I capital (to risk-weighted assets)	37,278	11.04	>13,511	>4.00	>20,267	>6.00
Tier I capital (to average assets)	37,278	8.59	>17,361	>4.00	>21,702	>5.00

As of December 31, 2007
Total capital (to risk-weighted assets)	$34,666	10.91%	$>25,414	>8.00%	$>31,767	>10.00%
Tier I capital (to risk-weighted assets)	30,678	9.66	>12,707	>4.00	>19,060	>6.00
Tier I capital (to average assets)	30,678	7.72	>15,902	>4.00	>19,878	>5.00

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

At December 31, 2008, the Bank’s funds available for payment of dividends were $32.8 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2008.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above SFAS No. 157 pricing observability levels as of December 31, 2008 and 2007:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2008:
Trading securities	$13,290	$-	$13,290	$-
Available for sale securities	62,272	-	62,272	-

December 31, 2007:
Trading securities	$14,259	$-	$14,259	$-
Available for sale securities	48,397	-	48,397	-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 and 2007 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2008:
Impaired loans	$9,184	$-	$-	$9,184
Foreclosed real estate	3,864	-	-	3,864

December 31, 2007:
Impaired loans	$13,461	$-	$-	$13,461

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has delayed its disclosure requirements of non-financial assets and liabilities.  Certain foreclosed real estate with write-downs subsequent to foreclosure, intangible assets and goodwill are carried at fair value at the balance sheet date for which the Bank has not yet adopted the provisions of SFAS No. 157.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost): The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

Deposits (Carried at Cost): Fair value for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Securities: The fair value of securities, available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost): The fair values of loans are estimated using discounted cash flow analyses, using the market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $9.2 million and $13.5 million, net of valuation allowance of $2.1 million and $1.7 million.  Additional provisions for loan losses of $1.0 million and $1.8 million for 2008 and 2007, respectively were recorded during these periods

Federal Home Loan Bank Stock (Carried at Cost):   The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Deposit Liabilities (Carried at Cost): The fair values disclosed for demand, savings and club accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings (Carried at Cost): Fair values of FHLB advances are estimated using discounted cash flows analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Junior Subordinated Debentures (Carried at Cost): Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Accrued Interest Receivable and Accrued Interest Payable (Carried at Cost): The carrying amounts of accrued interest receivable and payable approximates its fair value.

Off-Balance Sheet Instruments (Disclosed at Cost): Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$20,912	$20,912	$11,775	$11,775
Time deposits with other banks	100	100	100	100
Trading securities	13,290	13,290	14,259	14,259
Securities available for sale	62,272	62,272	48,397	48,397
Federal Home Loan Bank stock	1,975	1,975	2,032	2,032
Loans receivable, net of allowance	315,067	324,787	295,506	296,289
Accrued interest receivable	2,115	2,115	2,035	2,035

Financial liabilities:
Deposits	360,081	360,900	308,538	309,225
Borrowings	33,146	37,373	35,200	36,318
Junior subordinated debentures	12,887	12,888	12,887	12,893
Accrued interest payable	741	741	895	895

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2008	2007

Assets:
Cash	$1,012	$9,817
Investment in subsidiaries	40,192	34,029
Securities, available for sale	1,140	1,286
Loans	1,038	1,068
Accrued interest and other assets	1,477	1,183
Total Assets	$44,859	$47,383

Liabilities and Stockholders' Equity:
Other liabilities	$62	$56
Junior subordinated debentures	12,887	12,887
Stockholders' Equity	31,910	34,440
Total Liabilities and Stockholders’ Equity	$44,859	$47,383

STATEMENTS OF INCOME
	Years Ended December 31,
(Dollars in thousands)	2008	2007

Dividends from banking subsidiary	$656	$888
Interest and fees on loans	68	42
Interest on investments	32	29
Interest expense on debentures	(590)	(687)
Other expenses	(131)	(113)
Income before Income Tax Benefit and Equity in
Undistributed Net Income of Banking Subsidiary	35	159
Income tax benefit	211	248
Income before Equity in Undistributed Net
Income of Banking Subsidiary	246	407
Equity in undistributed net income (loss) of banking subsidiary	(1,675)	715
Equity in undistributed net income of nonbanking subsidiary	387	387
Net Income (Loss)	$(1,042)	$1,509

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,042)	$1,509
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Net change in other assets and liabilities	(208)	(509)
Equity in undistributed net income (loss) of banking subsidiary	1,288	(1,102)
Net Cash Provided by (Used In) Operating Activities	38	(102)

Cash Flows Used In Investing Activities:
Securities available for sale:
Purchases	-	(772)
Maturities, calls and principal repayments	139	890
Net (increase) decrease in loans	30	(708)
Capital contribution to banking subsidiary	(8,000)	-
Net Cash Used In Investing Activities	(7,831)	(590)

Cash Flows from Financing Activities:
Proceeds from junior subordinated debentures	-	12,887
Repayments of junior subordinated debentures	-	(5,155)
Cash dividends paid, net of reinvestments	(656)	(888)
Purchase of treasury stock	(390)	(1,020)
Proceeds from exercise of stock options	34	257
Net Cash Provided By (Used In) Financing Activities	(1,012)	6,081

Net Increase (decrease) in Cash and Cash Equivalents	(8,805)	5,389
Cash and Cash Equivalents - Beginning of Year	9,817	4,428
Cash and Cash Equivalents - End of Year	$1,012	$9,817

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2008, the Company’s internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

The forgoing shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.  In addition, this information shall not be deemed to be incorporated by reference into any of the Registrant’s filings with the Securities and Exchange Commission, except as shall be expressly set forth by specific reference in any such filing.

By: /s/ Donald L. Kovach	By: /s/ Candace A. Leatham
Chairman and Chief Executive Officer	Executive Vice President and Treasurer

(c)  Changes in Internal Control over Financial Reporting

Not applicable

ITEM  9B.  OTHER INFORMATION

Not applicable

Index

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is included in the Definitive Proxy Statement for the Company's 2009 Annual Meeting under the captions "ELECTION OF DIRECTORS", “INFORMATION ABOUT THE BOARD OF DIRECTORS AND MANAGEMENT” and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

The Company’s Code of Conduct governing its Chief Executive Officer and senior financial officers, as well as its Board of Directors, officers and employees, has been adopted as required by the SOX, SEC regulations and the Nasdaq listing standards.  It governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like.

The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name and Position	Age	Principal Occupation for the Past Five Years	Officer Since	Term Expires

Tammy Case	50	Executive Vice President, Loan Administration; Formerly Senior Lending Officer, Newton Trust Company	2004	N/A
George B. Harper	54	President, Tri-State Insurance Agency, Inc.	2001	N/A

Candace A. Leatham	54	Executive Vice President and Treasurer of the Bank	1984	N/A
George Lista	49	Chief Executive Officer, Tri-State Insurance Agency	2001	N/A

ITEM  11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Company's 2009 Annual Meeting under the caption "EXECUTIVE COMPENSATION".  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the Definitive Proxy Statement for the Company's 2009 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference.  It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

Index

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	217,317	$12.34	232,014
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	217,317	$12.34	232,014

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is included in the Definitive Proxy Statement for the Company's 2009 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services of the Registrant’s independent principal accountant is included in the Definitive Proxy Statement for the Company’s 2009 Annual Meeting under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” which is incorporated herein by reference.  It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Sussex Bancorp (a)
3.2	Amended and Restated Bylaws of Sussex Bancorp (b)
4.1	Specimen Common Stock Certificate (c)
10.1	1995 Incentive Stock Option Plan (d)
10.2	2001 Stock Option Plan (e)
10.3	Amendment, dated January 7, 2004, to Employment Agreement dated September 15, 1999 with Donald L. Kovach (f)
10.4	Employment Agreement with Terry Thompson dated February 20, 2008 (g)
10.5	Employment Agreement with Tammy Case dated February 20, 2008 (g)
10.6	Employment Agreement with George Lista dated September 28, 2004 (h)
10.7	Employment Agreement with George B. Harper dated September 28, 2004 (h)
10.8	Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (i)
10.8	Amendment, dated October 17, 2007, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (j)

Index

10.9	Salary Continuation Agreement dated January 8, 2004 with Terry Thompson (k)
10.10	First Amendment, dated October 17, 2007 to Salary Continuation Agreement with Terry Thompson (j)
10.11	2004 Equity Incentive Plan (l)
10.12	Amended and Restated Director Deferred Cooperation Agreement (m)
21	Subsidiaries of Sussex Bancorp
23	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) Certification of Donald L. Kovach
31.2	Rule 13a-14(a) Certification of Candace Leatham
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14-A filed March 31, 1997, Exhibit 99.4 of the Company's form 8-B filed December 13, 1996 and Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 28, 2009.

(b)	Incorporated herein by reference to Exhibit 3(ii) to Current Report on Form 8-K filed October 22, 2008.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form SB-2 on October 6, 2004.
(d)	Incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-B filed December 13, 1996.
(e)	Incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Form 14-A filed March 19, 2001.
(f)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated herein by reference to Exhibit 10.A and 10.B of the Company’s Form 8-K filed February 26, 2008
(h)	Incorporated herein by reference to Exhibit 10.A and 10.B respectively of the Company’s Form 8-K filed September 7, 2006.
(i)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 10-QSB for the period ended June 30, 2003.
(j)	Incorporated herein by reference to Exhibit 10.2 and 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2007.
(k)	Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(l)	Incorporated herein by reference to Exhibit C of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, filed on March 15, 2005.
(m)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K filed December 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

By: /s/ Donald L. Kovach
Donald L. Kovach
Chairman of the Board and
Chief Executive Officer

Dated: March 23, 2009

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald L. Kovach Donald L. Kovach	President, Chief Executive Officer and Director (Chairman of the Board)	March 23, 2009

/s/ Candace A. Leatham Candace A. Leatham	Executive Vice President (Principal Financial and Accounting Officer)	March 23, 2009

/s/ Anthony S. Abbate Anthony S. Abbate	Director	March 23, 2009

/s/ Irvin Ackerson Irvin Ackerson	Director	March 23, 2009

/s/ Patrick Brady Patrick Brady	Director	March 23, 2009

/s/ Richard Branca Richard Branca	Director	March 23, 2009

/s/ Mark J. Hontz Mark J. Hontz	Director	March 23, 2009

/s/ Edward J. Leppert Edward J. Leppert	Director	March 23, 2009
/s/ Timothy Marvil Timothy Marvil	Director	March 23, 2009

/s/ Richard W. Scott Richard W. Scott	Director	March 23, 2009

/s/ Terry H. Thompson Terry H. Thompson	Director	March 23, 2009