Form 10-Q
period 2009-03-31
SUSSEX BANCORP
filed 2009-05-15
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ____________

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

  _______________________________________________________________________
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
Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SD-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
Yes ☐                      No ☒

As of May 15, 2009 there were 3,270,932 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

INDEX

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share data)	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$10,871	$7,602
Federal funds sold	32,930	13,310
Cash and cash equivalents	43,801	20,912

Interest bearing time deposits with other banks	2,839	100
Trading securities	11,315	13,290
Securities available for sale	76,589	62,272
Federal Home Loan Bank Stock, at cost	1,974	1,975

Loans receivable, net of unearned income	323,204	320,880
Less: allowance for loan losses	6,412	5,813
Net loans receivable	316,792	315,067

Foreclosed real estate	4,607	3,864
Premises and equipment, net	8,332	8,526
Accrued interest receivable	2,032	2,115
Goodwill	2,820	2,820
Other assets	10,055	9,654

Total Assets	$481,156	$440,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$36,215	$34,784
Interest bearing	364,461	325,297
Total Deposits	400,676	360,081

Borrowings	33,132	33,146
Accrued interest payable and other liabilities	2,525	2,571
Junior subordinated debentures	12,887	12,887

Total Liabilities	449,220	408,685

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,270,932 in 2009 and 3,261,362 in 2008;
outstanding shares 3,250,611 in 2009 and 3,248,417 in 2008	27,802	27,783
Retained earnings	4,819	4,665
Accumulated other comprehensive loss	(685)	(538)

Total Stockholders' Equity	31,936	31,910

Total Liabilities and Stockholders' Equity	$481,156	$440,595

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008

INTEREST INCOME
Loans receivable, including fees	$4,808	$4,811
Securities:
Taxable	627	524
Tax-exempt	273	236
Federal funds sold	12	24
Interest bearing deposits	7	1
Total Interest Income	5,727	5,596

INTEREST EXPENSE
Deposits	2,169	2,130
Borrowings	352	382
Junior subordinated debentures	104	193
Total Interest Expense	2,625	2,705

Net Interest Income	3,102	2,891
PROVISION FOR LOAN LOSSES	639	173
Net Interest Income after Provision for Loan Losses	2,463	2,718

OTHER INCOME
Service fees on deposit accounts	367	351
ATM and debit card fees	107	105
Insurance commissions and fees	614	743
Investment brokerage fees	47	47
Holding gains (losses) on trading securities	35	217
Gain on sale of securities, available for sale	-	84
Loss on sale of foreclosed real estate	(1)	-
Other	168	132
Total Other Income	1,337	1,679

OTHER EXPENSES
Salaries and employee benefits	1,783	1,879
Occupancy, net	352	358
Furniture, equipment and data processing	340	373
Stationary and supplies	45	43
Professional fees	183	109
Advertising and promotion	59	126
Insurance	41	38
FDIC Assessment	150	95
Postage and freight	42	38
Amortization of intangible assets	5	15
Expenses related to foreclosed real estate	183	22
Other	365	377
Total Other Expenses	3,548	3,473

Income before Income Taxes	252	924
PROVISION (BENEFIT) FOR INCOME TAXES	(1)	287
Net Income	$253	$637

EARNINGS PER SHARE
Basic	$0.08	$0.19
Diluted	$0.08	$0.19

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2009 and 2008
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In thousands, except per share amounts)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440
Comprehensive income:
Net income	-	-	637	-	-	637
Change in unrealized losses on securities
available for sale, net of tax	-	-	-	(42)	-	(42)
Total Comprehensive Income						595

Treasury shares purchased	(500)	-	-	-	(5)	(5)
Treasury shares retired	-	(5)	-	-	5	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	1,475	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	21	-	-	-	21
Dividends on common stock ($0.066 per share)	-	-	(218)	-	-	(218)

Balance March 31. 2008	3,098,280	$26,702	$8,193	$(27)	$-	$34,868

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$-	$31,910
Comprehensive income:
Net income	-	-	253	-	-	253
Change in unrealized losses on securities
available for sale, net of tax	-	-	-	(147)	-	(147)
Total Comprehensive Income						106

Restricted stock vested during the period (a)	2,194	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	19	-	-	-	19
Dividends on common stock ($0.03 per share)	-	-	(99)	-	-	(99)

Balance March 31, 2009	3,250,611	$27,802	$4,819	$(685)	$-	$31,936

(a) Balance of unvested shares of restricted stock; 20,321 in 2009 and 13,095 in 2008

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Cash Flows from Operating Activities
Net income	$253	$637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	639	173
Provision for depreciation and amortization	215	267
Net change in trading securities	1,975	416
Net amortization of securities premiums and discounts	22	2
Net realized gain on sale of securities	-	(84)
Net realized loss on sale of foreclosed real estate	1	-
Earnings on investment in life insurance	(27)	(25)
Compensation expense for stock options and stock awards	19	21
(Increase) decrease in assets:
Accrued interest receivable	83	91
Other assets	(281)	415
Decrease in accrued interest payable and other liabilities	(46)	(130)

Net Cash Provided by Operating Activities	2,853	1,783

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(18,198)	(5,447)
Proceeds from sale of securities	-	2,091
Maturities, calls and principal repayments	3,614	2,777
Net increase in loans	(3,364)	(2,076)
Proceeds from sale of foreclosed real estate	256	-
Purchases of interest bearing time deposits	(2,739)	-
Purchases of premises and equipment	(16)	(81)
Decrease (increase) in FHLB stock	1	(45)

Net Cash Used in Investing Activities	(20,446)	(2,781)

Cash Flows from Financing Activities
Net increase in deposits	40,595	10,709
Proceeds from borrowings	-	3,000
Repayments of borrowings	(14)	(2,013)
Proceeds from the exercise of stock options	-	34
Purchase of treasury stock	-	(5)
Dividends paid	(99)	(218)

Net Cash Provided by Financing Activities	40,482	11,507

Net Increase in Cash and Cash Equivalents	22,889	10,509
Cash and Cash Equivalents - Beginning	20,912	11,775
Cash and Cash Equivalents - Ending	$43,801	$22,284
Supplementary Cash Flows Information
Interest paid	$2,699	$2,913
Income taxes paid	$45	$10
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,000	$316

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 2 – Earnings per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted for the 6.5% stock dividend declared October 15, 2008.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. Potential common shares related to stock options are determined using the treasury stock method.

The 2008 amounts included in the following table sets forth the computations of basic and diluted earnings per share as retroactively adjusted for the 6.5% stock dividend declared in October of 2008.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$253	3,251	$0.08	$637	3,299	$0.19
Effect of dilutive securities:
Stock options	-	13		-	19
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$253	3,264	$0.08	$637	3,318	$0.19

Index

Note 3 - Comprehensive Loss
The components of other comprehensive loss and related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Unrealized holding gain (loss) on available for sale securities	$(245)	$14
Reclassification adjustments for gains included in net income	-	(84)
Net unrealized loss	(245)	(70)
Tax effect	98	28
Other comprehensive loss, net of tax	$(147)	$(42)

Note 4 – Segment Information
The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$3,102	$-	$3,102	$2,891	$-	$2,891
Other income from external sources	723	614	1,337	936	743	1,679
Depreciation and amortization	212	3	215	256	11	267
Income before income taxes	220	32	252	805	119	924
Income tax expense (benefit) (1)	(14)	13	(1)	239	48	287
Total assets	478,059	3,097	481,156	402,366	3,159	405,525

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

During the first three months of 2009 and 2008, the Company expensed $19 thousand and $21 thousand, respectively, in stock-based compensation under stock option plans and restricted stock awards, including $5 thousand in 2008 related to previous grants under stock option plans.  As of March 31, 2009, all unrecognized compensation expense for stock option plans has been expensed.  No stock options have been granted in 2009.

Information regarding the Company’s stock option plans as of March 31, 2009 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	217,371	$12.34
Options exercised	-	-
Options forfeited	-	-
Options outstanding, end of quarter	217,371	$12.34	6.48	$-
Options exercisable, end of quarter	217,371	$12.34	6.48	$-
Option price range at end of quarter	$6.88 to $16.45
Option price range for exercisable shares	$6.88 to $16.45

Information regarding the Company’s restricted stock activity as of March 31, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	12,945	$12.68
Granted	9,570	4.75
Vested	(2,194)	12.56
Restricted stock, end of quarter	20,321	$8.87

Index

Compensation expense recognized for restricted stock was $19 thousand for the first three months of 2009.  At March 31, 2009, unrecognized compensation expense for non-vested restricted stock was $139 thousand, which is expected to be recognized over an average period of 3.5 years.

Note 6 - Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,395,000 of undrawn standby letters of credit outstanding as of March 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

Note 7 - Fair Value of Financial Instruments
The Company records trading securities at fair value.  Any holding gains and losses on those trading securities are reflected in the consolidated statements of income. The degree of judgment utilized in measuring the fair value of trading securities generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of asset, whether the asset has an established market and the characteristics specific to the transaction.  Trading securities with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report on non-financial assets and liabilities in 2009.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  The adoption of SFAS 157-2 had no impact on the amounts reported in the financial statements.

Under SFAS No. 157, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

Level I - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II- Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these asset and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III - Assets and liabilities that have little to no pricing observability as of reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Index

The following table summarizes the valuation of the Company’s financial assets measured on a recurring basis by the above SFAS No. 157 pricing observability levels:

		Fair Value Measurements Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
At March 31, 2009:
Trading securities	$11,315	$-	$11,315	$-
Available for sale securities	76,589	-	76,589	-

At December 31, 2008:
Trading securities	$13,290	$-	$13,290	$-
Available for sale securities	62,272	-	62,272	-

The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There was an unrealized gain on trading securities recorded on the income statement of $35 thousand for the three months ended March 31, 2009 and $217 thousand unrealized gain for the same period in 2008.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
March 31, 2009:
Impaired loans	$12,674	$-	$-	$12,674
Foreclosed real estate	4,607	-	-	4,607

December 31, 2008:
Impaired loans	$9,184	$-	$-	$9,184
Foreclosed real estate	3,864	-	-	3,864

Impaired loans and foreclosed real estate, which are measured for impairment using the fair value of collateral-dependent loans, had carrying amounts of $15.4 million and $16.0 million, with valuation allowances of $2.7 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively.  Impaired loans not requiring an allowance for loan losses were $8.7 million and $7.2 million at March 31, 2009 and 2008, respectively.  Impaired loans requiring an allowance for loan losses were $6.7 million and $8.8 million at March 31, 2009 and 2008, respectively.

Note 8 - New Accounting Standards
New Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.  This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Index

An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.  In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8.  FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”’ to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN 46(R), “Consolidation of Variable Interest Entities”’ to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  FSP SFAS 140-4 and FIN 46(R) is effective for the reporting periods (annual or interim) ending December 15, 2008.  Adoption of the pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Index

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  Adoption of the pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Our results of operations continue to be impacted by the continuing economic downturn, which has affected our level of nonperforming assets. This in turn has increased our provision for loan losses and our expenses related to foreclosed real estate.  We continue to work out our non-performing assets, but our ability to return to historic levels of profitability will depend, in part, upon a strengthening of the real estate market in our trade area.

The Company has continued to face competition for cost effective deposits in its primary trade area. This competition has caused us to rely more heavily on promotional rate savings and time deposits than traditional deposit accounts to fund our loan portfolio and maintain liquidity. There has been a concentrated effort to increase lower costing deposit relationships with business customers to help offset the high cost of competing for deposits in the present economic environment.  Additionally, the reduction in interest rates continues to pressure our ability to increase the Company’s net interest margin.  In response, the Company closely monitors rates offered on deposit products, continues to market lower costing commercial products, through the efforts of its retail business development and loan personnel, and seeks to maximize its return on interest earning assets.   The Company has maintained its loan to deposit ratio in 2009 to within policy guidelines while focusing on its more profitable loan and deposit relationships and deemphasizing construction and development loans.  Management believes this will benefit the Company’s net interest margin and profitability.

FORWARD LOOKING STATEMENTS
When used in this discussion the words: “believes”, “anticipates”, “contemplates”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those listed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, risks associated with the quality of the Company’s assets and the ability of its borrowers to comply with repayment terms, and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES
Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the critical accounting policies relating to the allowance for loan losses, stock-based compensation, income taxes, goodwill and other intangible assets, and investment securities impairment evaluation, encompass the most significant judgments and estimates used in preparation of our consolidated financial statements.  These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Overview - The Company realized net income of $253 thousand for the first quarter of 2009, a decrease of $384 thousand from the $637 thousand in net income reported for the same period in 2008. Basic and diluted earnings per share for the three months ended March 31, 2009 were $0.08 compared to $0.19 for the comparable period of 2008.

Index

The decrease in both net income and earnings per share reflects an increase in the provision for loan losses and decrease in non-interest income, partially offset by an increase in net interest income and decreased provision for income taxes. During the quarter, our net interest income increased compared to the prior year period, as our total interest income increased by $131 thousand while our interest expense declined by $80 thousand, reflecting changes in market rates offset by increases in average earning assets and average liabilities.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2009 and 2008.

	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$26,709	$408	6.19%	$22,643	$352	6.25%
Taxable	56,817	627	4.48%	40,389	524	5.22%
Total securities	83,526	1,035	5.02%	63,032	876	5.59%
Total loans receivable (4)	322,535	4,808	6.05%	300,024	4,811	6.45%
Other interest-earning assets	26,676	19	0.29%	2,941	25	3.42%
Total earning assets	432,737	$5,862	5.49%	365,997	$5,712	6.28%

Non-interest earning assets	34,492			29,437
Allowance for loan losses	(6,000)			(5,226)
Total Assets	$461,228			$390,208

Sources of Funds:
Interest bearing deposits:
NOW	$57,897	$159	1.11%	$59,235	$244	1.66%
Money market	14,703	48	1.33%	32,716	215	2.65%
Savings	159,739	1,026	2.61%	38,504	112	1.17%
Time	112,901	936	3.36%	136,092	1,559	4.61%
Total interest bearing deposits	345,240	2,169	2.55%	266,547	2,130	3.21%
Borrowed funds	33,138	352	4.25%	35,650	382	4.24%
Junior subordinated debentures	12,887	104	3.22%	12,887	193	5.91%
Total interest bearing liabilities	391,265	$2,625	2.72%	315,084	$2,705	3.45%

Non-interest bearing liabilities:
Demand deposits	36,479			38,653
Other liabilities	1,261			1,844
Total non-interest bearing liabilities	37,740			40,497
Stockholders' equity	32,223			34,627
Total Liabilities and Stockholders' Equity	$461,228			$390,208

Net Interest Income and Margin (5)		$3,237	3.03%		$3,007	3.30%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $230 thousand, or 7.6%, to $3.2 million for the three months ended March 31, 2009 from $3.0 million for the first quarter of 2008.  Total average interest earning assets increased by $66.7 million, or 18.2%, to $432.7 million for the three months ended March 31, 2009, while total interest bearing liabilities increased $76.2 million, or 24.2%, to $391.3 million during the same three month period. The major increase in average earning assets was in other interest-earning assets consisting primarily of federal funds sold, while the largest increase in interest bearing liabilities was in savings deposits.

Index

The net interest margin decreased, on a fully taxable equivalent basis, by 27 basis points to 3.03% for the three months ended March 31, 2009 compared to 3.30% for the same period in 2008, as the yield on total earning assets decreased 79 basis points to 5.49% and the cost of total interest bearing liabilities decreased 73 basis points to 2.72% in the three month period ended March 31, 2009 from the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest and the increase in non-performing loans while the decrease in cost of interest bearing liabilities is related to a shift from higher costing time deposits to a lower costing savings account product.  During 2008, the Company began offering a higher yielding savings account product linked to a demand deposit account. The goal of the program is to reduce the Company’s interest expense by increasing savings and demand deposit accounts, reducing reliance on time deposits, and increasing the Company’s total deposits.

Interest Income - Total interest income, on a fully taxable equivalent basis, increased $150 thousand to $5.9 million for the three month period ended March 31, 2009 from $5.7 million in the same period a year earlier.  Total interest income primarily reflects a $159 thousand increase in interest earned on first quarter average securities balances. This increase in securities income was offset by a $9 thousand decrease in interest income earned on loan receivable and other interest-earning asset balances.

Other interest-earning asset average balances increased $23.7 million to $26.7 million in the first quarter of 2009 from $2.9 million during the first quarter a year earlier.  As the current market rates of interest on federal funds sold are at historical lows, the yield on these assets fell 313 basis points to 0.29% in the first quarter of 2009 from 3.42% during the same period a year earlier and the interest earned decreased $6 thousand to $19 thousand in the first quarter of 2009.  The average balance increase in other interest-earning assets was largely due to the increase in federal funds sold, as savings account average balances increased faster than average loan or security balances.

Total interest income on securities, on a fully taxable equivalent basis, increased $159 thousand, to $1.0 million for the quarter ended March 31, 2009 from $876 thousand for the first quarter of 2008.  As the average balance of total securities increased $20.5 million, or 32.5%, the yield on securities decreased 57 basis points, from 5.59% in the first quarter of 2008 to 5.02% for the first quarter of 2009.  The increase in the average balance in the securities portfolio reflects a $16.4 million increase in taxable securities and a $4.1 million increase in tax-exempt securities, as new purchases exceeded sales, paydowns and maturities of securities.

The average balance in loans receivable increased $22.5 million, or 7.5%, to $322.5 million in the current three month period from $300.0 million in the same period of 2008, while the interest earned on total loans receivable was unchanged at $4.8 million for the  first quarter of  each of 2009 and 2008.  The average rate earned on loans decreased 40 basis points from 6.45% for the three months ended March 31, 2008 to 6.05% for the same period in 2009.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share, while the decrease in yield is the result of lower market rates of interest.

Interest Expense - The Company’s interest expense for the three months ended March 31, 2009 decreased $80 thousand to $2.6 million from $2.7 million for the same period in 2008, as the balance in average interest-bearing liabilities increased $76.2 million, or 24.2%, to $391.3 million from $315.1 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 73 basis points from 3.45% for the three months ended March 31, 2008 to 2.72% for the same period in 2009.  The decrease in rate reflects the Company’s efforts to reprice higher costing time deposits into a savings account product, as well as quarterly repricing of the junior subordinated debentures in a declining interest rate environment.

The promotion of a high yielding savings account product, which began in the first quarter of 2008, has changed the Company’s average balance breakdown between products.  Time deposits represented the largest component of average interest-bearing deposits in the first quarter of 2008.  However, in the first quarter of 2009, average savings deposits have surpassed time deposit average balances.  First quarter 2009 average savings balances increased by $121.2 million, or 314.9%, over the same period balances in 2008, to $159.7 million.  The yield on savings accounts increased 144 basis points to 2.61% from 1.17% between the three month periods ending March 31, 2009 and 2008, respectively.  The result was an increase of $914 thousand in savings deposit interest expense to $1.0 million for the first quarter of 2009 from $112 thousand a year earlier, while interest expense on time deposits decreased by 623 thousand.

The average balance in time deposits decreased $23.2 million, or 17.0%, to $112.9 million for the three month period ended March 31, 2009 compared to $136.1 million for the same period in 2008, while the related interest expense on time deposits decreased $623 thousand, or 40.0%, to $936 thousand from $1.6 million in the first quarter of 2008. The average rate paid on time deposits decreased 125 basis points from 4.61% for the three months ended March 31, 2008 to 3.36% for the same period in 2009 reflecting the current decrease in market interest rates.

Index

As the popularity of the savings account product grew, customers trended towards reallocating funds from money market and NOW account balances.  Money market average balances declined $18.0 million, or 55.1%, to $14.7 million for the three month period ended March 31, 2009 from $32.7 million one year earlier.  The yield on money market accounts declined 132 basis points from 3.65% to 1.33% during the two periods as interest expense decreased $167 thousand, or 77.5%, from $215 thousand for the three months ended March 31, 2008 to $48 thousand during the same period in 2009. The decline in yield on our money market account reflects the decline in market rates between the two comparable three month periods.  NOW account average balances saw the smallest decrease between the first quarter periods of 2009 and 2008, as average balances decreased $1.3 million, or 2.3%, to $57.9 million, and the yield fell 54 basis points to 1.11% from 1.66%.

For the quarter ended March 31, 2009, the Company’s average borrowed funds decreased $2.5 million to $33.1 million compared to average borrowed funds of $35.6 million during the first quarter of 2008.  The balance at March 31, 2009 consisted of six convertible notes totaling $30.0 million and one $3.1 million amortizing advance from the Federal Home Loan Bank of New York.  The average rate paid on total borrowed funds increased 1 basis point from 4.24% in the first quarter of 2008 to 4.25% in the same period in 2009, as a $2.0 million lower yielding repurchase agreement matured in December of 2008.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first quarters of 2009 and 2008.  The $12.9 million junior subordinated debenture, issued on June 28, 2007 bares a floating rate of interest tied to the three month LIBOR. The average rate on the debenture was 5.91% for the three months ended March 31, 2008 compared to 3.22% for the same period in 2009.

Provision for Loan Losses - The loan loss provision for the first quarter of 2009 increased $466 thousand to $639 thousand compared to a provision of $173 thousand in the first quarter of 2008.  The higher provision during the first quarter of 2009 was related to a $2.3 million increase in non-performing loan balances during the quarter. During the first quarter of 2008, non-performing loans increase by $1.3 million.  In addition, the current period provision reflects the deterioration of collateral in the portfolio between the two first quarter periods, as real estate values in our trade area have continued to decline.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  In addition, regulatory agencies as an integral part of their examination process, periodically review the credit portfolio and the allowance.  Such review may result in additional provisions based on their judgment of information available at the time of each examination.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased $342 thousand, or 20.4%, to $1.3 million for the three months ended March 31, 2009 as compared to non-interest income of $1.7 million for the same period in 2008.

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  Insurance commission income from Tri-State has decreased $129 thousand, or 17.4%, to $614 thousand in the first quarter of 2009 over the same period in 2008.  For the three months ended March 31, 2009, we recognized net income before taxes of $32 thousand from Tri-State’s operations, compared to net income before taxes of $119 thousand in the year ago period. The decline in Tri-State’s income reflects reduced contingency payments which did not meet select criteria and market competition, which has reduced insurance commission income between the two first quarter periods.  Service fees on deposit accounts have increased by $16 thousand, or 4.6%, to $367 thousand in the first quarter of 2009 from $351 thousand during the same period in 2008.

ATM and debit card fees increased $2 thousand to $107 thousand in the first quarter of 2009, as holding gains on trading securities decreased $182 thousand to $35 thousand and there were no sales in the available for sale securities portfolio the first quarter period of 2009 compared to $84 thousand in gains on the sale of securities available for sale from the same period one year ago.  Investment brokerage fees remained unchanged at $47 thousand in both first quarter periods of 2009 and 2008.

Other income increased $36 thousand, or 27.3%, in the first quarter of 2009 to $168 thousand from $132 thousand during the same period a year earlier.  The majority of the increase in other income in the first quarter of 2009 was a $9 thousand increase in other loan fee income and a $26 thousand increase in joint venture fee income received from SussexMortgage.com compared to first quarter 2008.

Non-Interest Expense – Non-interest expense remained stable at $3.5 million in the first quarter of 2009 compared to the year ago period as the Company continues to closely monitor expenses.  Management’s cost savings measures have had the biggest impact on salaries and employee benefits and advertising and promotion expenses.  Salary and employee

Index

benefits decreased $96 thousand, or 5.1%, due to restricted pay increases and reductions to staff and certain benefits.  Advertising and promotion expenses decreased $67 thousand, or 53.2%, in the first quarter of 2009 from the same period in 2008 as the Company eliminated all print advertising and severely reduced its marketing campaign for account promotions in the first quarter of 2009.  Furniture, equipment and data processing expenses decreased $33 thousand to $340 thousand and occupancy expenses decreased $6 thousand between the two periods.

FDIC insurance premiums related to the new assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005 increased $55 thousand to $150 thousand for the first quarter of 2009 from $95 thousand in the same year ago period.  Professional fees have increased $74 thousand, or 67.9%, to $183 thousand in the first quarter of 2009, largely due to legal expenses associated with non-performing loans.  Expenses related to foreclosed real estate increased $161 thousand to $183 thousand for the first quarter of 2009 compared to $22 thousand for the same year ago period, as costs to maintain the foreclosed properties continue to be expensed.

Income Taxes - The Company’s income tax benefit, which includes both federal and state taxes, was $1 thousand for the three months ended March 31, 2009 compared to an income tax expense of $287 thousand for the first three months of 2008.  This $288 thousand decrease in income taxes resulted from a decrease in income before taxes and the benefit on tax exempt securities exceeding pre-tax income.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2009 TO DECEMBER 31, 2008
At March 31, 2009 the Company had total assets of $481.2 million compared to total assets of $440.6 million at December 31, 2008, an increase of 9.2%, or $40.6 million.  Loans receivable, net of unearned income increased $2.3 million to $323.2 million at March 31, 2009 from $320.9 million at December 31, 2008, while total deposits increased $40.6 million, or 11.3%, to $400.7 million at March 31, 2009 from $360.1 million at December 31, 2008.  Additionally, cash and cash equivalents increased $22.9 million to $43.8 million at March 31, 2009, an increase from $20.9 million at December 31, 2008 and securities available for sale increased $14.3 million, or 23.0%, to $76.6 million since year end 2008.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $22.9 million at March 31, 2009 to $43.8 million from $20.9 million at December 31, 2008.  This increase primarily reflects the Company’s increase in federal funds sold of $19.6 million to $32.9 million at March 31, 2009 from $13.3 million at year-end 2008.  The increased balance in federal funds sold is the result of the Company’s deposit growth outpacing loan growth in the first three months of 2009.  The Company intends to use a significant portion of the increase in the cash and cash equivalents to fund future loan demand and to purchase securities.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $14.3 million from $62.3 million at December 31, 2008 to $76.6 million at March 31, 2009.  During the first three months of 2009 the Company purchased $18.2 million in new available for sale securities, $300 thousand in available for sale securities matured, $1.5 million were called and $1.8 million were repaid.  Net amortization expenses were $22 thousand and there were no sales of securities available for sale in the first three months of 2009.  As of March 31, 2009 trading securities balances decreased $2.0 thousand to $11.3 million due to the net effect of $1.5 million in calls, $510 thousand in paydowns and net amortization expenses offset by $35 thousand in holding gains on trading securities.

The carrying value of the available for sale portfolio at March 31, 2009 includes a net unrealized loss of $1.1 million, reflected as an accumulated other comprehensive loss of $685 thousand in stockholders’ equity, net of a deferred income tax asset of $457 thousand.  This compares with an unrealized loss at December 31, 2008 of $897 thousand, shown as an accumulated other comprehensive loss of $538 thousand in stockholders’ equity, net of a deferred income tax asset of $359 thousand.  Management considers the unrealized gains and losses to be temporary and primarily resulting from changes in the interest rate environment.  The Company holds $115 thousand in Fannie Mae and Freddie Mac equity securities which it considers high-risk securities and holds no derivatives as of March 31, 2009.  There were no held to maturity securities at March 31, 2009 or December 31, 2008.

Loans - The loan portfolio comprises the largest class of earning assets for the Company. Total loans receivable, net of unearned income, at March 31, 2009 increased $2.3 million to $323.2 million from $320.9 million at year-end 2008.  The balance in loans secured by non-residential property accounts for 53.0% of the Company’s total loan portfolio and increased $6.3 million, to $171.3 million at March 31, 2009 from $165.0 million on December 31, 2008.  One to four family residential mortgage loans increased $651 thousand, from $84.4 million at December 31, 2008 to $85.1 million at March 31, 2009.  During the first three months of 2009, the Company had a net decrease in commercial and industrial loans of $2.3 million, or 10.2%, to $20.1 million and construction and land development loans of $2.0 million, or 5.2%, to $36.4 million from year-end 2008.  The Company does not originate sub-prime or unconventional one to four family real estate loans.

Index

The increase in loans was funded during the first three months of 2009 by an increase in deposits.  The loan to deposit ratios at March 31, 2009 and December 31, 2008 were 79.1% and 87.5%, respectively.

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans, foreclosed real estate owned (“OREO”) and impaired equity securities, increased by $3.1 million to $18.1 million at March 31, 2009 from $15.0 million at year end 2008. The Company’s non-accrual loans increased $1.3 million to $11.1 million at March 31, 2009 from $9.7 million at December 31, 2008 and loans past due over 90 days and still accruing were $1.0 million at March 31, 2009 compared to none at December 31, 2008.  Non-accrual loans at March 31, 2009 primarily consist of loans which are collateralized by real estate.  Foreclosed real estate increased by a net of $743 thousand as one $1.0 million property was foreclosed on and one $257 thousand foreclosed property was sold during the first quarter of 2009.  In addition the Company had $1.3 million in restructured loans which were not on non-accrual at both March 31, 2009 and December 31, 2008.  The increase in non-performing assets was primarily related to three real estate secured credit relationships.  The fair value on March 31, 2009 of the impaired Fannie Mae and Freddie Mac equity securities was $115 thousand compared to $93 thousand at year-end 2008.

The Company seeks to actively manage its non-performing assets.  In addition to monitoring and collecting on delinquent loans, management maintains a loan review process for customers with aggregate relationships of $500,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.

Management continues to monitor the Company’s asset quality and believes that the non-performing assets are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Non-accrual loans	$11,064	$9,745
Non-accrual loans to total loans	3.42%	3.04%
Non-performing assets	$18,109	$15,004
Non-performing assets to total assets	3.76%	3.41%
Allowance for loan losses as a % of non-performing loans	47.90%	52.62%
Allowance for loan losses to total loans	1.98%	1.81%

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

At March 31, 2009, the total allowance for loan losses was $6.4 million, as compared to $5.8 million at December 31, 2008.  The total provision for loan losses was $639 thousand and there were $100 thousand in charge-offs and $60 thousand in recoveries for the first three months of 2009.  The increase reflects an increase in non-performing assets and added reserves necessary to adequately provide for potential collateral shortfalls caused by the decline in current real estate values, combined with increases deemed necessary by management due to continued general economic weakness.  The allowance for loan losses as a percentage of total loans was 1.98% at March 31, 2009 and 1.81% at December 31, 2008.

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

Index

Deposits - Total deposits increased $40.6 million, or 11.3%, from $360.1 million at December 31, 2008 to $400.7 million at March 31, 2009.  The Company’s total non-interest bearing deposits increased $1.4 million to $36.2 million at March 31, 2009 from $34.8 million at December 31, 2008 and interest-bearing deposits increased $39.2 million to $364.5 million at March 31, 2009 from $325.3 million at December 31, 2008.  In February of 2008 the Company began offering a promotional rate on a savings deposit product which must be opened in conjunction with a checking account.  The focus of the promotion was to attract banking relationships with lower-costing core deposits and reduce the Company’s dependency on higher priced time deposits.  As a result of the promotion, total savings account balances have increased $41.3 million, or 30.3%, to $177.8 million at March 31, 2009 from $136.5 million on December 31, 2008.  NOW account balances increased $7.9 million to $64.1 million, as public fund and attorney trust NOW account balances increased $6.2 million and personal and business NOW accounts increased $1.7 million at March 31, 2009 from year-end balances.  Money market deposit account balances have decreased $903 thousand to $13.4 million and time deposit balances have decreased $9.2 million to $109.0 million, as depositors transferred balances into the new promotional savings account.

Included in time deposit balances at March 31, 2009 are $540 thousand in brokered time deposits, an increase of $2 thousand from $538 thousand at December 31, 2008.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances and a repurchase agreement from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The Company had $33.1 million in borrowings, at a weighted average interest rate of 4.25%, at both March 31, 2009 and December 31, 2008.  The advances total $30.0 million, all with quarterly convertible options, that allow the FHLBNY to change the note rate to a then current market rate and a $3.1 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2009 was 2.76%.  The capital securities are redeemable by the Company during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity -  Stockholders' equity, inclusive of accumulated other comprehensive loss, net of income taxes, was unchanged at $31.9 million at March 31, 2009 and year-end 2008.  Retained earnings increased $154 thousand to $4.8 million due to $253 thousand in net income earned in the first three months of 2009, offset by cash dividends paid of $99 thousand.  In order to preserve capital, the Board of Directors has elected not to pay a cash dividend in the second quarter of 2009. Accumulated other comprehensive loss increased $147 thousand to $685 thousand, due to increases in unrealized losses on securities available for sale, net of income tax.  The March 31, 2009 balance in common stock remained relatively unchanged at $27.8 million, as the compensation expense of restricted stock awards increased common stock by $19 thousand.

LIQUIDITY AND CAPITAL RESOURCES
It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2009, had the ability to borrow up to $72.2 million against selected mortgages and investment securities as collateral for borrowings.  At March 31, 2009, the Bank had outstanding borrowings with the FHLBNY totaling $33.1 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $40.3 million at the Federal Home Loan Bank of New York and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

Index

At March 31, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At March 31, 2009, liquid investments totaled $43.8 million and all mature within 30 days.

At March 31, 2009, the Company had $76.6 million of securities classified as available for sale.  Of these securities, $33.2 million had $2.2 million of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At March 31, 2009, the Bank's Tier I and Tier II capital ratios were 10.78% and 12.04%, respectively. In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of March 31, 2009, the Bank had a leverage ratio of 8.23%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2009 totaled $44.1 million and consisted of $14.6 million in commitments to grant commercial real estate, construction and land development loans, $12.8 million in home equity lines of credit, $2.4 million in letters of credit and $14.3 million in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Index

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

There were no significant changes in the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses.  In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares; on April 19, 2006 to 150,000 shares, on August 23, 2007 to 250,000 shares and on April 22, 2009 to 400,000 shares of the Company’s common stock.  There were no stock repurchases during the first quarter of 2009 and as of March 31, 2009, 239,062 shares had been purchased as part of the plan and 160,938 shares were left to be purchased under the plan.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

On February 25, 2009, the Registrant held a special meeting of its shareholders to amend the Company’s Certificate of Incorporation to provide for $1,000,000 shares of series preferred stock.

The shareholder vote was as follows:	For	Against	Abstain
	1,758,823	211,624	11,457

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

Number	Description
31.1	Certification of Donald L. Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

By: /s/ Candace A. Leatham
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer
Date: May 15, 2009