Form 10-Q
period 2009-06-30
SUSSEX BANCORP
filed 2009-08-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☒               No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SD-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐               No ☒

As of August 14, 2009 there were 3,262,934 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share data)	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$11,932	$7,602
Federal funds sold and interest bearing deposits with other banks	5,237	13,310
Cash and cash equivalents	17,169	20,912

Interest bearing time deposits with other banks	1,096	100
Trading securities	7,910	13,290
Securities available for sale	86,758	62,272
Federal Home Loan Bank Stock, at cost	2,047	1,975

Loans receivable, net of unearned income	329,181	320,880
Less: allowance for loan losses	6,709	5,813
Net loans receivable	322,472	315,067

Foreclosed real estate	4,627	3,864
Premises and equipment, net	7,302	8,526
Accrued interest receivable	2,064	2,115
Goodwill	2,820	2,820
Other assets	10,393	9,654

Total Assets	$464,658	$440,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$40,868	$34,784
Interest bearing	342,278	325,297
Total Deposits	383,146	360,081

Borrowings	33,119	33,146
Accrued interest payable and other liabilities	2,756	2,571
Junior subordinated debentures	12,887	12,887

Total Liabilities	431,908	408,685

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,263,232 in 2009 and 3,261,362 in 2008;
outstanding shares 3,245,811 in 2009 and 3,248,417 in 2008	27,786	27,783
Retained earnings	5,414	4,665
Accumulated other comprehensive loss	(450)	(538)

Total Stockholders' Equity	32,750	31,910

Total Liabilities and Stockholders' Equity	$464,658	$440,595

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans receivable, including fees	$4,789	$4,637	$9,597	$9,448
Securities:
Taxable	754	543	1,381	1,067
Tax-exempt	316	226	589	462
Federal funds sold	9	88	21	112
Interest bearing deposits	7	-	14	1
Total Interest Income	5,875	5,494	11,602	11,090

INTEREST EXPENSE
Deposits	1,733	2,068	3,902	4,198
Borrowings	356	373	708	755
Junior subordinated debentures	83	131	187	324
Total Interest Expense	2,172	2,572	4,797	5,277

Net Interest Income	3,703	2,922	6,805	5,813
PROVISION FOR LOAN LOSSES	424	117	1,063	290
Net Interest Income after Provision for Loan Losses	3,279	2,805	5,742	5,523

OTHER INCOME
Service fees on deposit accounts	348	351	715	702
ATM and debit card fees	121	120	228	225
Insurance commissions and fees	595	653	1,209	1,396
Investment brokerage fees	34	48	81	95
Unrealized holding gains (losses) on trading securities	(16)	(196)	19	21
Gain on sale of securities, available for sale	-	68	-	152
Gain on sale of fixed assets	203	-	203	-
Loss on sale of foreclosed real estate	-	-	(1)	-
Other	168	184	336	316
Total Other Income	1,453	1,228	2,790	2,907

OTHER EXPENSES
Salaries and employee benefits	1,771	1,976	3,554	3,855
Occupancy, net	309	304	661	662
Furniture, equipment and data processing	337	374	677	747
Stationary and supplies	45	48	90	91
Professional fees	186	88	369	197
Advertising and promotion	37	161	96	287
Insurance	45	47	86	85
FDIC assessment	365	90	515	185
Postage and freight	35	46	77	84
Amortization of intangible assets	5	14	10	29
Write-down on foreclosed real estate	456	-	456	-
Expenses related to foreclosed real estate	93	35	276	57
Other	318	384	683	761
Total Other Expenses	4,002	3,567	7,550	7,040

Income before Income Taxes	730	466	982	1,390
PROVISION FOR INCOME TAXES	135	107	134	394
Net Income	$595	$359	$848	$996

EARNINGS PER SHARE
Basic	$0.18	$0.11	$0.26	$0.30
Diluted	$0.18	$0.11	$0.26	$0.30

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2009 and 2008
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In thousands, except per share amounts)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440
Comprehensive income:
Net income	-	-	996	-	-	996
Change in unrealized gains (losses) on securities
available for sale, net of tax	-	-	-	(513)	-	(513)
Total Comprehensive Income						483

Treasury shares purchased	(500)	-	-	-	(5)	(5)
Treasury shares retired	-	(5)	-	-	5	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	4,025	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	43	-	-	-	43
Dividends on common stock ($0.13 per share)	-	-	(436)	-	-	(436)

Balance June 30, 2008	3,100,830	$26,724	$8,334	$(498)	$-	$34,560

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$-	$31,910
Comprehensive income:
Net income	-	-	848	-	-	848
Change in unrealized losses on securities
available for sale, net of tax	-	-	-	88	-	88
Total Comprehensive Income						936

Treasury shares purchased	(7,500)	-	-	-	(30)	(30)
Treasury shares retired	-	(30)	-	-	30	-
Restricted stock vested during the period (a)	4,894	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	33	-	-	-	33
Dividends on common stock ($0.03 per share)	-	-	(99)	-	-	(99)

Balance June 30, 2009	3,245,811	$27,786	$5,414	$(450)	$-	$32,750

(a) Balance of unvested shares of restricted stock; 17,421 in 2009 and 13,245 in 2008

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Cash Flows from Operating Activities
Net income	$848	$996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,063	290
Provision for depreciation and amortization	425	522
Net change in trading securities	5,380	155
Net amortization of securities premiums and discounts	31	-
Net realized gain on sale of securities	-	(152)
Net realized gain on sale of fixed assets	(203)	-
Net realized loss on sale of foreclosed real estate	1	-
Provision for foreclosed real estate	456	-
Earnings on investment in life insurance	(85)	(51)
Compensation expense for stock options and stock awards	33	43
(Increase) decrease in assets:
Accrued interest receivable	51	173
Other assets	(722)	(83)
Decrease in accrued interest payable and other liabilities	185	81

Net Cash Provided by Operating Activities	7,463	1,974

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(33,584)	(11,320)
Proceeds from sale of securities	-	5,240
Maturities, calls and principal repayments	9,214	5,235
Net increase in loans	(9,922)	(9,072)
Proceeds from sale of fixed assets	1,089	-
Proceeds from sale of foreclosed real estate	256	316
Purchases of interest bearing time deposits	(996)	-
Purchases of premises and equipment	(100)	(249)
Increase in FHLB stock	(72)	(79)

Net Cash Used in Investing Activities	(34,115)	(9,929)

Cash Flows from Financing Activities
Net increase in deposits	23,065	37,758
Proceeds from borrowings	-	3,000
Repayments of borrowings	(27)	(2,027)
Proceeds from the exercise of stock options	-	34
Purchase of treasury stock	(30)	(5)
Dividends paid	(99)	(436)

Net Cash Provided by Financing Activities	22,909	38,324

Net Increase (Decrease) in Cash and Cash Equivalents	(3,743)	30,369
Cash and Cash Equivalents - Beginning	20,912	11,775
Cash and Cash Equivalents - Ending	$17,169	$42,144
Supplementary Cash Flows Information
Interest paid	$5,017	$5,521
Income taxes paid	$216	$282
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,454	$3,753

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$595	3,249	$0.18	$359	3,302	$0.11
Effect of dilutive securities:
Stock options	-	11		-	15
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$595	3,260	$0.18	$359	3,317	$0.11

Index

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$848	3,250	$0.26	$996	3,300	$0.30
Effect of dilutive securities:
Stock options	-	12		-	17
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$848	3,262	$0.26	$996	3,117	$0.30

Note 3 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Unrealized holding gain (loss) on available for sale securities	$392	$(717)	$147	$(703)
Reclassification adjustments for gains included in net income	-	(68)	-	(152)
Net unrealized gain (loss)	392	(785)	147	(855)
Tax effect	(157)	314	(59)	342
Other comprehensive income (loss), net of tax	$235	$(471)	$88	$(513)

Note 4 – Segment Information
The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$3,703	$-	$3,703	$2,922	$-	$2,922
Other income from external sources	858	595	1,453	575	653	1,228
Depreciation and amortization	207	3	210	243	12	255
Income before income taxes	696	34	730	477	(11)	466
Income tax expense (benefit) (1)	121	14	135	111	(4)	107
Total assets	461,532	3,126	464,658	429,185	3,278	432,463

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$6,805	$-	$6,805	$5,813	$-	$5,813
Other income from external sources	1,581	1,209	2,790	1,511	1,396	2,907
Depreciation and amortization	419	6	425	499	23	522
Income before income taxes	916	66	982	1,282	108	1,390
Income tax expense (benefit) (1)	108	26	134	351	43	394
Total assets	461,532	3,126	464,658	429,185	3,278	432,463

(1) Insurance services calculated at statutory tax rate of 40%

Note 5 - Stock-Based Compensation
The Company currently has stock-based compensation plans in place for directors, officers, employees, consultants and advisors of the Company.   Under the terms of these plans the Company may grant restricted shares and stock options for the purchase of the Company’s common stock.  The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors.  Stock options granted have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and five years.  All dividends paid on restricted stock, whether vested or unvested, are granted to the stockholder.

During the first six months of 2009 and 2008, the Company expensed $33 thousand and $43 thousand, respectively, in stock-based compensation under stock option plans and restricted stock awards, including $10 thousand in 2008 related to previous grants under stock option plans.  As of September 30, 2008, all unrecognized compensation expense for stock option plans has been expensed.  No stock options have been granted in 2009.

Index

Information regarding the Company’s stock option plans as of June 30, 2009 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	217,371	$12.34
Options exercised	-	-
Options forfeited	-	-
Options outstanding, end of quarter	217,371	$12.34	6.18	$-
Options exercisable, end of quarter	217,371	$12.34	6.18	$-
Option price range at end of quarter	$6.88 to $16.45
Option price range for exercisable shares	$6.88 to $16.45

Information regarding the Company’s restricted stock activity as of June 30, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	12,945	$12.68
Granted	9,570	4.75
Forfeited	(200)	4.75
Vested	(4,894)	12.73
Restricted stock, end of quarter	17,421	$8.30

Compensation expense recognized for restricted stock was $33 thousand for the first half of 2009.  At June 30, 2009, unrecognized compensation expense for non-vested restricted stock was $123 thousand, which is expected to be recognized over an average period of 3.6 years.

Note 6 - Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,467,000 of undrawn standby letters of credit outstanding as of June 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 7 - Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report on non-financial assets and liabilities in 2009.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  The adoption of SFAS 157-2 had no impact on the amounts reported in the financial statements.

Index

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

The following table summarizes the valuation of the Company’s financial assets measured on a recurring basis by the above SFAS No. 157 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
At June 30, 2009:
Trading securities	$7,910	$-	$7,910	$-
Available for sale securities	86,758	-	86,758	-

At December 31, 2008:
Trading securities	$13,290	$-	$13,290	$-
Available for sale securities	62,272	-	62,272	-

The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There was an unrealized gain on trading securities recorded on the income statement of $19 thousand for the six months ended June 30, 2009 and $21 thousand unrealized gain for the same period in 2008.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
June 30, 2009:
Impaired loans	$17,205	$-	$-	$17,205
Foreclosed real estate	4,627	-	-	4,627

December 31, 2008:
Impaired loans	$9,184	$-	$-	$9,184
Foreclosed real estate	3,864	-	-	3,864

Impaired loans and foreclosed real estate are measured for impairment using the fair value of collateral-dependent loans.  Impaired loans had carrying amounts of $20.0 million and $11.3 million, with valuation allowances of $2.8 million and $2.1 million at June 30, 2009 and December 31, 2008, respectively.  Impaired loans not requiring an allowance for loan losses were $12.2 million and $7.2 million at June 30, 2009 and December 31, 2008, respectively.  Impaired loans requiring an allowance for loan losses were $7.8 million and $4.1 million at June 30, 2009 and December 31, 2008, respectively.

In April 2009, the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 107, Disclosures about Fair Value of Financial Instruments, in staff position FAS 107-1.  FAS 107-1 requires publically traded companies to disclose in the notes of interim statements the fair value and carrying value of assets and liabilities as of the statement date.  An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period.  FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009.  FAS 107-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FAS 107-1 requires comparative disclosures only for periods ending after the initial adoption.

Index

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

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

Trading Securities (Carried at Fair Value): Any holding gains and losses on those trading securities are reflected in the consolidated statements of income. The degree of judgment utilized in measuring the fair value of trading securities generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of asset, whether the asset has an established market and the characteristics specific to the transaction.  Trading securities with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Securities (Carried at Fair Value): The fair value of securities, available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Borrowings (Carried at Cost): Fair values of FHLB advances are estimated using discounted cash flows analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Index

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

The following information is an estimate of the fair value of a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:
	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$17,169	$17,169	$20,912	$20,912
Time deposits with other banks	1,096	1,096	100	100
Trading securities	7,910	7,910	13,290	13,290
Securities available for sale	86,758	86,758	62,272	62,272
Federal Home Loan Bank stock	2,047	2,047	1,975	1,975
Loans receivable, net of allowance	322,472	326,668	315,067	324,787
Accrued interest receivable	2,064	2,064	2,115	2,115

Financial liabilities:
Deposits	383,146	384,004	360,081	360,900
Borrowings	33,119	35,703	33,146	37,373
Junior subordinated debentures	12,887	12,888	12,887	12,888
Accrued interest payable	521	521	741	741

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Note 8 – Securities
The amortized cost and approximate fair value of securities available for sale as of June 30, 2009 and December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2009
U.S. Government agencies	$14,164	$177	$(79)	$14,262
State and political subdivisions	30,032	105	(936)	29,201
Mortgage-backed securities	40,202	810	(135)	40,877
Corporate securities	1,025	-	(2)	1,023
Equity securities	2,085	-	(690)	1,395
	$87,508	$1,092	$(1,842)	$86,758
December 31, 2008
U.S. Government agencies	$7,751	$212	$-	$7,963
State and political subdivisions	25,027	39	(1,207)	23,859
Mortgage-backed securities	28,310	529	(138)	28,701
Equity securities	2,081	1	(333)	1,749
	$63,169	$781	$(1,678)	$62,272

Index

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2009
U.S. Government agencies	$5,281	$(79)	$-	$-	$5,281	$(79)
State and political subdivisions	10,810	(226)	9,623	(710)	20,433	(936)
Mortgage-backed securities	7,491	(135)	46	-	7,537	(135)
Corporate securities	1,025	(2)	-	-	1,025	(2)
Equity securities	898	(513)	903	(177)	1,801	(690)
Total Temporarily Impaired Securities	$25,505	$(955)	$10,572	$(887)	$36,077	$(1,842)

December 31, 2008
State and political subdivisions	$18,067	$(954)	$1,038	$(253)	$19,105	$(1,207)
Mortgage-backed securities	9,243	(137)	166	(1)	9,409	(138)
Equity securities	199	(203)	950	(130)	1,149	(333)
Total Temporarily Impaired Securities	$27,509	$(1,294)	$2,154	$(384)	$29,663	$(1,678)

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  As it relates to our holdings of private-label CMO’s, we review current delinquency and default data as well as historical trends taking into consideration information related to vintage, type of collateral, borrower creditworthiness and location, and others.  In cases where principal or interest losses are forecasted, a present value of the forecasted cash flows is compared to contracted cash flows to determine other-than-temporary impairment. We evaluate the intent and likelihood of sale of debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, and whether the federal government provides assistance to financial institutions.  At the current time we do not intend to sell and it is more likely than not that we will not have to sell any of our temporarily impaired securities.

Note 9 - New Accounting Standards
New Accounting Standards
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

Index

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on our financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 amend Other-Than Temporary Impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment and debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and aging of securities with unrealized losses.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Refer to Note 8 – “Securities” for further discussion.

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

Our results of operations continue to be impacted by the continuing economic downturn, which has affected our level of nonperforming assets. This in turn has increased our provision for loan losses and our expenses related to foreclosed real estate.  We continue to work out our non-performing assets, but our ability to return to historic levels of profitability will depend, in part, upon a strengthening of the real estate market in our trade area.  The Company is closely monitoring rates offered on deposit products and is seeking to enhance its yield on earning assets.  Management believes this will benefit the Company’s net interest margin and profitability.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2009 AND 2008
Overview - The Company realized net income of $595 thousand for the second quarter of 2009, an increase of $236 thousand, or 32.7%, from the $359 thousand in net income reported for the same period in 2008. Basic and diluted earnings per share for the three months ended June 30, 2009 were $0.18 compared to $0.11 for the comparable period of 2008.

The increase in both net income and earnings per share reflects an increase in net interest income and non-interest income, partially offset by increases in the provision for loan losses and non-interest expenses. During the quarter, our net interest income increased compared to the prior year period, as our total interest income increased by $381 thousand while our interest expense declined by $400 thousand, reflecting changes in market rates offset by increases in average balances in earning assets and average liabilities.

Index

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2009 and 2008.

	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$30,456	$475	6.25%	$21,931	$339	6.22%
Taxable	66,888	754	4.52%	42,289	543	5.16%
Total securities	97,344	1,229	5.06%	64,220	882	5.52%
Total loans receivable (4)	325,164	4,789	5.91%	306,361	4,637	6.09%
Other interest-earning assets	26,371	16	0.24%	17,364	88	2.04%
Total earning assets	448,879	$6,034	5.39%	387,945	$5,607	5.81%

Non-interest earning assets	37,291			30,671
Allowance for loan losses	(6,576)			(5,384)
Total Assets	$479,594			$413,232

Sources of Funds:
Interest bearing deposits:
NOW	$57,542	$141	0.98%	$57,617	$186	1.30%
Money market	14,906	47	1.26%	26,460	138	2.10%
Savings	179,725	716	1.60%	69,485	439	2.54%
Time	107,251	829	3.10%	133,455	1,305	3.93%
Total interest bearing deposits	359,424	1,733	1.93%	287,017	2,068	2.90%
Borrowed funds	33,123	356	4.25%	36,178	373	4.08%
Junior subordinated debentures	12,887	83	2.56%	12,887	131	4.02%
Total interest bearing liabilities	405,434	$2,172	2.15%	336,082	$2,572	3.08%

Non-interest bearing liabilities:
Demand deposits	38,886			39,919
Other liabilities	2,476			2,293
Total non-interest bearing liabilities	41,362			42,212
Stockholders' equity	32,798			34,938
Total Liabilities and Stockholders' Equity	$479,594			$413,232

Net Interest Income and Margin (5)		$3,862	3.45%		$3,035	3.15%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $828 thousand, or 27.3%, to $3.9 million for the three months ended June 30, 2009 from $3.0 million for the second quarter of 2008.  Total average interest earning assets increased by $60.9 million, or 15.7%, to $448.9 million for the three months ended June 30, 2009, while total interest bearing liabilities increased $69.4 million, or 20.6%, to $405.4 million during the same three month period. The major increase in average earning assets was in total securities, while the largest increase in interest bearing liabilities was in savings deposits.

The net interest margin increased, on a fully taxable equivalent basis, by 30 basis points to 3.45% for the three months ended June 30, 2009 compared to 3.15% for the same period in 2008, as the yield on total earning assets decreased 42 basis points to 5.39% and the cost of total interest bearing liabilities decreased 93 basis points to 2.15% in the three month period ended June 30, 2009 from the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest and a 51.6% increase in lower yielding average security balances, as compared to a 6.1% increase in average loan balances, while the decrease in cost of interest bearing liabilities is related to a shift from higher costing time deposits to a lower costing savings account product between the two quarterly periods.  During 2008, the Company began offering a higher yielding savings account product linked to a demand deposit account. The goal of the program is to reduce the Company’s interest expense by increasing savings and demand deposit accounts, reducing reliance on time deposits, and increasing the Company’s total deposits.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, increased $427 thousand to $6.0 million for the three month period ended June 30, 2009 from $5.6 million in the same period a year earlier.  The increase in total interest income primarily reflects a $347 thousand increase in interest earned on second quarter average securities balances.
Other interest-earning asset average balances increased $9.0 million to $26.4 million in the second quarter of 2009 from $17.4 million during the second quarter a year earlier.  As the current market rates of interest on federal funds sold are at historical lows, the yield on these assets fell 180 basis points to 0.24% in the second quarter of 2009 from 2.04% during the same period a year earlier and the interest earned decreased $72 thousand to $16 thousand in the second quarter of 2009.  The average balance increase in other interest-earning assets was largely due to the increase in federal funds sold, which increased as average deposit account balances grew faster than new loan demand.

Total interest income on securities, on a fully taxable equivalent basis, increased $347 thousand, to $1.2 million for the quarter ended June 30, 2009 from $882 thousand for the second quarter of 2008.  As the average balance of total securities increased $33.1 million, or 51.6%, the yield on securities decreased 46 basis points, from 5.52% in the second quarter of 2008 to 5.06% for the second quarter of 2009.  The increase in the average balance in the securities portfolio reflects a $24.6 million increase in taxable securities and an $8.5 million increase in tax-exempt securities, as excess liquidity in federal funds sold balances were used to purchase securities, as deposit balance growth outpaced loan demand in the second quarter of 2009.

The interest earned on total loans receivable increased $152 thousand to $4.8 million for the second quarter of 2009 from $4.6 million in the second quarter a year earlier, while the average balance in loans receivable increased $18.8 million, or 6.1%, to $325.2 million in the current three month period from $306.4 million in the same period of 2008.  The average rate earned on loans decreased 18 basis points from 6.09% for the three months ended June 30, 2008 to 5.91% for the same period in 2009.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share, while the decrease in yield is the result of lower market rates of interest and an increase in non-accrual loan balances.

Interest Expense - The Company’s interest expense for the three months ended June 30, 2009 decreased $400 thousand to $2.2 million from $2.6 million for the same period in 2008, as the balance in average interest-bearing liabilities increased $69.4 million, or 20.6%, to $405.4 million from $336.1 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 93 basis points from 3.08% for the three months ended June 30, 2008 to 2.15% for the same period in 2009.  The decrease in rate reflects the Company’s efforts to reprice higher costing time deposits into a savings account product, as well as quarterly repricing of the junior subordinated debentures in a declining interest rate environment.

The promotion of a high yielding savings account product, which began in the first quarter of 2008, has changed the Company’s average balance breakdown between products.  Time deposits represented the largest component of average interest-bearing deposits in the second quarter of 2008.  However, in the second quarter of 2009, average savings deposits have surpassed time deposit average balances.  Second quarter 2009 average savings balances increased by 158.7%, to $179.7 million, from $69.5 million for the same period in 2008, as the yield on savings accounts decreased 94 basis points to 1.60% from 2.54% between the three month periods ending June 30, 2009 and 2008, respectively.  The result was an increase of $277 thousand in savings deposit interest expense to $716 thousand for the second quarter of 2009 from $439 thousand a year earlier.

The average balance in time deposits decreased $26.2 million, or 19.6%, to $107.3 million for the three month period ended June 30, 2009 compared to $133.5 million for the same period in 2008, while the related interest expense on time deposits decreased $477 thousand, or 36.6%, to $829 thousand from $1.3 million in the second quarter of 2008. The average rate paid on time deposits decreased 83 basis points from 3.93% for the three months ended June 30, 2008 to 3.10% for the same period in 2009 reflecting the current decrease in market interest rates.

As the popularity of the savings account product grew, customers trended towards reallocating funds from money market and NOW account balances.  Money market average balances declined $11.6 million, or 43.7%, to $14.9 million for the three month period ended June 30, 2009 from $26.5 million one year earlier.  The yield on money market accounts declined 84 basis points from 2.10% to 1.26% during the two periods as interest expense decreased $91 thousand, or 66.0%, from $138 thousand for the three months ended June 30, 2008 to $47 thousand during the same period in 2009. The decline in yield on our money market account reflects the decline in market rates between the two comparable three month periods.  NOW account average balances saw the smallest decrease between this year’s second quarter and the same period of 2008, as average balances decreased $75 thousand, to $57.5 million, and the yield fell 32 basis points to 0.98% from 1.30%.

Index

For the quarter ended June 30, 2009, the Company’s average borrowed funds decreased $3.1 million to $33.1 million compared to average borrowed funds of $36.2 million during the second quarter of 2008.  The balance at June 30, 2009 consisted of six convertible notes totaling $30.0 million and one $3.1 million amortizing advance from the Federal Home Loan Bank of New York.  The average rate paid on total borrowed funds increased 17 basis points, from 4.08% in the second quarter of 2008 to 4.25% in the same period in 2009, as a $2.0 million lower yielding repurchase agreement matured in December of 2008.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the second quarters of 2009 and 2008.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bears a floating rate of interest tied to the three month LIBOR. The average rate paid on the debentures declined 154 basis points from 4.02% for the three months ended June 30, 2008 compared to 2.56% for the same period in 2009, as the LIBOR rate decreased between the two second quarter periods.

Provision for Loan Losses - The loan loss provision for the second quarter of 2009 increased $307 thousand to $424 thousand compared to a provision of $117 thousand in the second quarter of 2008.  The higher provision during the second quarter of 2009 was related to a $3.4 million increase in non-performing loan balances during the quarter, compared to a $915 thousand decrease in the same period one year earlier.  The current period provision reflects the deterioration of collateral in the portfolio between the two second quarter periods, as real estate values in our trade area have declined, and the general economic slow-down in our market area, which has affected borrowers’ cash flows.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income increased $225 thousand, or 18.3%, to $1.5 million for the three months ended June 30, 2009 as compared to non-interest income of $1.2 million for the same period in 2008.

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  Insurance commission income from Tri-State has decreased $58 thousand, or 8.9%, to $595 thousand in the second quarter of 2009 over the same period in 2008.  For the three months ended June 30, 2009, we recognized net income before taxes of $34 thousand from Tri-State’s operations, compared to a net loss before taxes of $11 thousand in the year ago period. The increase in Tri-State’s income before taxes reflects a reduction in expenses between the two second quarter periods.  Service fees on deposit accounts have decreased $3 thousand, to $348 thousand in the second quarter of 2009 from $351 thousand during the same period in 2008.

ATM and debit card fees increased $1 thousand to $121 thousand in the second quarter of 2009.  Unrealized holding losses on trading securities decreased $180 thousand to an unrealized holding loss of $16 thousand, compared to an unrealized loss of $196 thousand in the second quarter of 2008.  There was a $203 thousand gain on the sale of fixed assets during the second quarter of 2009 on the sale of a commercial strip mall in Montague, New Jersey.  The Company continues to rent space in the mall which is the location of our Montague branch.

Other income decreased $16 thousand, or 8.7%, in the second quarter of 2009 to $168 thousand from $184 thousand during the same period a year earlier.  The majority of the decrease in other income in the second quarter of 2009 was the result of a $27 thousand decrease in other loan fee income and a $22 thousand decrease in joint venture fee income received from SussexMortgage.com compared to second quarter 2008, offset by an increase in income on executive life insurance policies.

Non-Interest Expense – Non-interest expense increased $435 thousand to $4.0 million in the second quarter of 2009 compared to $3.6 million in the year ago period.  The increases are partially related to increased FDIC insurance premiums, plus a special assessment of 5 basis points on assets less tier 1 capital imposed on all insured depository institutions as of June 30, 2009, and payable September 30, 2009. In addition, the Company recognized increases in expenses related to foreclosed real estate. Offsetting these increases were operational decreases in non-interest expenses as the Company continues to closely monitor these expenses.

Index

Management’s cost savings measures have had the biggest impact on salaries and employee benefits and advertising and promotion expenses.  Salary and employee benefits decreased $205 thousand, or 10.4%, due to restricted pay increases and reductions to staff and certain benefits.  Advertising and promotion expenses decreased $124 thousand, or 77.0%, in the second quarter of 2009 from the same period in 2008 as the Company eliminated most print advertising and severely reduced its marketing campaign for account promotions in the second quarter of 2009.  Furniture, equipment and data processing expenses decreased $37 thousand to $337 thousand and other expenses decreased $66 thousand between the two periods.

Normal FDIC insurance premiums increased $60 thousand to $150 thousand for the second quarter of 2009 from $90 thousand in the same year ago period mostly due to higher assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005.  In addition, the FDIC was required to establish a plan to rebuild the Deposit Insurance Fund to preserve its minimum 1.15 percent reserve threshold and thereby established a special assessment determined as of June 30, 2009 and payable September 30, 2009. The Company’s assessment is $215 thousand.  Professional fees have increased $98 thousand, or 111.4%, to $186 thousand in the second quarter of 2009, largely due to legal expenses associated with non-performing loans.  Expenses related to foreclosed real estate increased $58 thousand to $93 thousand for the second quarter of 2009 compared to $35 thousand for the same year ago period, and $456 thousand was expensed to write-down the value on one foreclosed property in the second quarter of 2009.

Income Taxes - The Company’s income tax expense, which includes both federal and state taxes, was $135 thousand for the three months ended June 30, 2009 compared to an income tax expense of $107 thousand for the second three months of 2008.  This $28 thousand increase in income taxes resulted from a $264 thousand increase in income before taxes and the tax benefit on tax exempt securities and life insurance policies on executives.

Index

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Overview - For the six months ended June 30, 2009, net income was $848 thousand, a decrease of $148 thousand, or 14.8%, from the $996 thousand reported for the same period in 2008.  Basic and diluted earnings per share were $0.26 for the six month period ended June 30, 2009 and $0.30 for the six month period ended June 30, 2008.  The decline in net income  reflects a $773 thousand increase in the provision for loan losses and $510 thousand increase in non-interest expenses (substantially related to increased FDIC insurance assessments and expenses related to foreclosed real estate) partially offset by a $992 thousand increase in the Company’s net interest income and $260 thousand decrease in the provision for income taxes.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2009 and 2008.

	Six Months Ended June 30,
(Dollars in thousands)	2009			2008
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$28,593	$883	6.22%	$22,287	$690	6.23%
Taxable	61,881	1,381	4.50%	41,339	1,067	5.19%
Total securities	90,473	2,264	5.05%	63,626	1,757	5.55%
Total loans receivable (4)	323,857	9,597	5.98%	303,192	9,448	6.27%
Other interest-earning assets	26,523	35	0.26%	10,153	113	2.24%
Total earning assets	440,853	$11,895	5.44%	376,971	$11,318	6.04%

Non-interest earning assets	35,899			30,054
Allowance for loan losses	(6,290)			(5,305)
Total Assets	$470,462			$401,720

Sources of Funds:
Interest bearing deposits:
NOW	$57,718	$300	1.05%	$58,426	$429	1.48%
Money market	14,805	96	1.30%	29,588	354	2.41%
Savings	169,788	1,742	2.07%	53,995	551	2.05%
Time	110,060	1,764	3.23%	134,773	2,864	4.27%
Total interest bearing deposits	352,371	3,902	2.23%	276,782	4,198	3.05%
Borrowed funds	33,130	708	4.25%	35,914	755	4.16%
Junior subordinated debentures	12,887	187	2.89%	12,887	324	4.97%
Total interest bearing liabilities	398,388	$4,797	2.43%	325,583	$5,277	3.26%

Non-interest bearing liabilities:
Demand deposits	37,690			39,286
Other liabilities	1,872			2,069
Total non-interest bearing liabilities	39,562			41,355
Stockholders' equity	32,512			34,782
Total Liabilities and Stockholders' Equity	$470,462			$401,720

Net Interest Income and Margin (5)		$7,098	3.25%		$6,041	3.22%

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

Net Interest Income - Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $1.1 million, or 17.5%, to $7.1 million for the six months ended June 30, 2009 from $6.0 million for the same six month period in 2008.  The net interest margin increased 3 basis points, on a fully taxable equivalent basis, to 3.25% for the six months ended June 30, 2009 compared to 3.22% for the same period in 2008, as the yield on total earning assets decreased 60 basis points to 5.44% and the cost of total interest bearing liabilities decreased 83 basis points to 2.43%.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decrease in market rates of interest and, with regard to the decrease in yield, an increase in non-accrual loans and a higher volume of lower yielding securities as compared to that of total loans.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, increased by $577 thousand to $11.9 million for the six months ended June 30, 2009 compared to $11.3 million in the same period in 2008.  The increase in interest income primarily reflects a $63.9 million increase in average earning assets, offset by a 60 basis point decline in yield to 5.44% for the first six months of 2009 from 6.04% in the same period in 2008.

Other interest-earning asset average balances increased $16.4 million to $26.5 million in the first half of 2009 from $10.2 million during the first six months of 2008.  The yield on these assets fell 198 basis points to 0.26% in the first half of 2009 from 2.24% during the same period a year earlier and the interest earned decreased $78 thousand to $35 thousand in the first six months of 2009, as the current market rates of interest on federal funds sold have fallen to record lows.  The average balance increase in federal funds sold was due to deposit account average balances growing faster than new loan demand.

Total interest income on securities, on a fully taxable equivalent basis, increased $507 thousand, to $2.3 million for the first six months of 2009 from $1.8 million for the first half of 2008.  As the average balance of total securities increased $26.8 million, the yield on securities decreased 50 basis points, from 5.55% in the first half of 2008 to 5.05% for the first six months of 2009.  The increase in the average balances of the securities portfolio reflects a $20.5 million increase in taxable securities and a $6.3 million decrease in tax-exempt securities, as excess federal funds sold balances were reinvested in security purchases.

The average balance in loans receivable increased $20.7 million, or 6.8%, to $323.9 million in the current six month period from $303.2 million in the same period of 2008, and the interest earned on total loans receivable increased $149 thousand, or 1.2% from the first half of 2008 to the current period.  The average rate earned on loans decreased 29 basis points from 6.27% for the six months ended June 30, 2008 to 5.98% for the same period in 2009.  The increase in our loan portfolio average balance reflects our commitment to make credit available in our service area, while the decrease in yield is largely the result of lower market rate of interest and increased non-accrual loan balances between the two six month periods.

Interest Expense - The Company’s interest expense for the six months ended June 30, 2009 decreased $480 thousand, or 9.1%, to $4.8 million, as the balance in average interest-bearing liabilities increased $72.8 million, or 22.4% to $398.4 million from $325.6 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 83 basis points from 3.26% for the six months ended June 30, 2008 to 2.43% for the same period in 2009.  The decrease in rate reflects the Company’s efforts to promote a higher yielding savings account product with lower rates of interest than time deposits which provides a better interest rate spread and added liquidity to the Company’s balance sheet.

In March of 2008, the Company began offering a high rate savings account associated with a checking account to attract core deposits and build customer relationships.  The promotion has increased savings account average balances by $115.8 million, or 214.5%, to $169.8 million in the first six months of 2009 from $54.0 million in the same period a year earlier.  The yield on savings accounts increased 2 basis points to 2.07% and interest expense on savings accounts increased $1.2 million to $1.7 million in the first half of 2009 from $551 thousand in the six month period ended June 30, 2008.

The Company’s average balance in time deposits decreased by $24.7 million, or 18.3%, to $110.1 million for the six month period ended June 30, 2009 compared to $134.8 million for the same period in 2008, while the interest expense on time deposits decreased $1.1 million, or 38.4%, to $1.8 million.  The average rate paid on time deposits decreased 104 basis points from 4.27% for the six months ended June 30, 2008 to 3.23% for the same period in 2009, reflecting the current decrease in market interest rates.

Also contributing to the decline in rate on interest bearing deposits was a 111 basis point decrease in the rate paid on money market accounts to 1.30% during the first six months of 2009 from 2.41% during the same period in 2008.  This decline reduced the Company’s interest expense on money market accounts $258 thousand to $96 thousand while average money market balances decreased 50.0% to $14.8 million in the first half of 2009 from the first six months of 2008.  Similarly, the rate paid on NOW accounts fell 43 basis points to 1.05% for the six months ended June 30, 2009, as average NOW account balances decreased $708 thousand to $57.7 million, resulting in a decrease in interest expense of $129 thousand.  Money market, NOW account and time deposit balances have all migrated to the savings account product.

For the six months ended June 30, 2009, the Company’s average borrowed funds decreased $2.8 million to $33.1 million compared to average borrowed funds of $35.9 million during the first half of 2008.  The average rate paid on total borrowed funds increased 9 basis points to 4.25% during the first six months of 2009 from 4.16% for the same period in 2008, as a lower yielding repurchase agreement paid off in December 2008.

Index

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first six months of 2009 and 2008.  As the average interest rate paid on the debentures resets quarterly and is tied to the three month LIBOR rate, the average rate paid has decreased 208 basis points from 4.97% in the first six months of 2008 to 2.89% in the same period in 2009.

Provision for Loan Losses - The loan loss provision for the first half of 2009 increased $773 thousand, or 266.6%, to $1.1 million compared to a provision of $290 thousand in the first half of 2008.  The higher provision during the first six months of 2009 was related to an increase in non-performing loan balances compared to the same period in 2008.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased by $117 thousand, or 4.0%, to $2.8 million for the six months ended June 30, 2009 from $2.9 million for the same period in 2008.  Insurance commissions earned through the operation of Tri-State are the Company’s primary source of non-interest income.  Insurance commission income from Tri-State has decreased $187 thousand, or 13.4%, in the first half of 2009 over the same period in 2008, largely due to a decrease in contingency commission income, which is based upon criteria set by each insurance carrier.  Investment brokerage fees have also decreased during the first half of 2009 by $14 thousand, or 14.7%, to $81 thousand compared to $95 thousand during the same period in 2008.  The Company has reported no gains on the sale of securities, available for sale in the first half of 2009 compared to a $152 thousand gain in the same period of 2008

Offsetting most of these decreases, a gain on the sale of fixed assets of $203 thousand was recorded in June of 2009, as property in Montague, New Jersey was sold.  Service fees on deposit accounts have increased by $13 thousand, to $715 thousand in the first six months of 2009 from $702 thousand during the same period in 2008 and income from ATM and debit card usage and related fees increased $3 thousand, to $228 thousand in the six month period ended June 30, 2009.  The largest increase in other non-interest income was income earned on executive life insurance polices which reported an increase of $34 thousand, to $104 thousand, in the six month period ended June 30, 2009.

Non-Interest Expense - Total non-interest expense increased $510 thousand, or 7.2%, from $7.0 million in the first half of 2008 to $7.6 million in the first six months of 2009.  This increase was primarily due to increased FDIC insurance assessments and expenses related to foreclosed real estate from the six month period ended June 30, 2009 compared to the same period ended June 30, 2008.

FDIC insurance assessments have increased $330 thousand, or 178.4%, to $515 thousand in the first six months of 2009, compared to $185 thousand in the same year ago period. Of this increase, $215 thousand is attributable to a special assessment levied by the FDIC as of June 30, 2009 and payable September 30, 2009. Expenses related to foreclosed real estate increased $219 thousand, or 384.2%, to $276 thousand in the first half of 2009 from $57 thousand in the first six months of 2008.  In addition the Company incurred $456 thousand in expense associated with the write-down to fair value of a foreclosed property in the first half of 2009.  Professional expenses increased $172 thousand, or 87.3%, to $369 thousand in the first six months of 2009, as costs associated to auditing and loan review have increased between the to two six month periods.

The Company has made several cost reductions to minimize the effects of the current economic climate by reducing its controllable expenses.  Salaries and employee benefits have decreased $301 thousand, or 7.8%, due to staff reductions and the elimination of certain benefits and advertising and promotion expenses decreased $191 thousand, or 66.6%, in the first half of 2009 from the same period in 2008 as the Company has reduced its agency-based marketing program.  Occupancy expenses decreased $1 thousand and furniture, equipment and data processing expenses decreased $70 thousand, or 9.4%, between the two six month periods as depreciable asset lives have expired and replacement purchases have been suspended.  Other non-interest expenses decreased $78 thousand, or 10.3%, to $683 thousand in the first half of 2009 as the Company continues to monitor its expenses.

Income Taxes - The Company’s federal and state income tax provision decreased $260 thousand, or 66.0%, to $134 thousand for the six months ended June 30, 2009 from $394 thousand recorded for the first half of 2008.  This decrease in income taxes resulted from a decrease in income before taxes of $408 thousand, or 29.3%, for the six months ended June 30, 2009 as compared to the same period in 2008.  The Company’s effective tax rate decreased from 28.3% for the six months period ended June 30, 2008 to 13.6% for the first half of 2009 and is below the statutory tax rate due to tax-exempt interest on securities, earnings on the investment in life insurance and the low New York state tax rate for the Company’s subsidiary, SCBNY Company, Inc.

Index

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2009 TO DECEMBER 31, 2008
At June 30, 2009 the Company had total assets of $464.7 million compared to total assets of $440.6 million at December 31, 2008, an increase of 5.5%, or $24.1 million.  Loans receivable, net of unearned income increased $8.3 million to $329.2 million at June 30, 2009 from $320.9 million at December 31, 2008 and securities available for sale increased $24.5 million, or 39.3%, to $86.8 million since year end 2008.  These increases were funded through an increase in total deposits of $23.1 million, or 6.4%, to $383.1 million at June 30, 2009 from $360.1 million at December 31, 2008, and declines in cash and cash equivalents of  $3.7 million, or 17.9%, to $17.2 million and trading securities of  $5.4 million, or 40.5%, to $7.9 million at June 30, 2009, from year-end 2008.

Cash and Cash Equivalents - The Company’s cash and cash equivalents decreased by $3.7 million at June 30, 2009 to $17.2 million from $20.9 million at December 31, 2008.  This decrease reflects an $8.1 million decrease in the Company’s federal funds sold and interest bearing accounts with other banks to $5.2 million at June 30, 2009 from $13.3 million at year-end 2008, offset by a $4.3 million increase in cash and due from bank balances to $11.9 million at June 30, 2009 from $7.6 million at year end 2008.  The excess federal funds sold balances at December 31, 2008 were used to purchase securities and fund loan demand during the first six months of 2009.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $24.5 million from $62.3 million at December 31, 2008 to $86.8 million at June 30, 2009.  During the first six months of 2009 the Company purchased $33.6 million in new available for sale securities, $628 thousand in available for sale securities matured, $2.8 million were called and $5.8 million were repaid.  Net amortization expenses were $31 thousand and there were no sales of securities available for sale in the first six months of 2009.  As of June 30, 2009 trading securities balances decreased $5.4 million to $7.9 million due to the net effect of $4.2 million in calls, $1.2 million in paydowns and net amortization expenses and by $19 thousand in holding gains on trading securities.

The carrying value of the available for sale portfolio at June 30, 2009 includes a net unrealized loss of $749 thousand, reflected as an accumulated other comprehensive loss of $450 thousand in stockholders’ equity, net of a deferred income tax asset of $299 thousand.  This compares with an unrealized loss at December 31, 2008 of $897 thousand, shown as an accumulated other comprehensive loss of $538 thousand in stockholders’ equity, net of a deferred income tax asset of $359 thousand.  Management considers the unrealized gains and losses to be temporary and primarily resulting from changes in the interest rate environment.  The Company holds $99 thousand in Fannie Mae and Freddie Mac equity securities which it considers high-risk securities and holds no derivatives as of June 30, 2009.  There were no held to maturity securities at June 30, 2009 or December 31, 2008.

Loans - The loan portfolio comprises the largest class of earning assets for the Company. Total loans receivable, net of unearned income, at June 30, 2009 increased $8.3 million to $329.2 million from $320.9 million at year-end 2008.  The balance in loans secured by non-residential property accounts for 54.3% of the Company’s total loan portfolio and increased $13.8 million, to $178.8 million at June 30, 2009 from $165.0 million on December 31, 2008.  One to four family residential mortgage loans increased $3.7 million, from $84.4 million at December 31, 2008 to $88.1 million at June 30, 2009.  During the first six months of 2009, the Company had a net decrease in commercial and industrial loans of $2.6 million, or 11.5%, to $19.8 million and construction and land development loans decreased $5.6 million, or 14.7%, to $32.8 million from year-end 2008.  The Company does not originate sub-prime or unconventional one to four family real estate loans.

The increase in loans was funded during the first six months of 2009 by an increase in deposits and decrease in federal funds sold.  The loan to deposit ratios at June 30, 2009 and December 31, 2008 were 84.2% and 87.5%, respectively.

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans, foreclosed real estate owned (“OREO”) and impaired equity securities, increased by $7.3 million to $22.3 million at June 30, 2009 from $15.0 million at year end 2008. The Company’s non-accrual loans increased $2.8 million to $12.5 million at June 30, 2009 from $9.7 million at December 31, 2008 and loans past due over 90 days and still accruing totaled $1.8 million at June 30, 2009. There were no loans past due over 90 days and still accruing at December 31, 2008.  Non-accrual loans at June 30, 2009 primarily consist of loans which are collateralized by real estate.  Restructured loans which were not on non-accrual at June 30, 2009 increased $1.9 million to $3.2 million from $1.3 million at December 31, 2008.  In addition, foreclosed real estate increased by a net of $762 thousand as $1.5 million in properties were foreclosed on, one foreclosed property with a carrying value of $257 thousand was sold and one property was written down by $456 thousand during the first half of 2009.  The fair value on June 30, 2009 of the impaired Fannie Mae and Freddie Mac equity securities was $99 thousand compared to $93 thousand at year-end 2008.

Index

Impaired loans, which the Company has measured impairment based on the fair value of the loan’s collateral, increased $8.0 million to $17.2 million at June 30, 2009 from $9.2 million at year-end 2008, net of valuation allowances of $2.8 million and $2.1 million, respectively.

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

(Dollars in thousands)	June 30, 2009	December 31, 2008
Non-accrual loans	$12,520	$9,745
Non-accrual loans to total loans	3.80%	3.04%
Non-performing assets	$22,262	$15,004
Non-performing assets to total assets	4.79%	3.41%
Allowance for loan losses as a % of non-performing loans	38.26%	52.62%
Allowance for loan losses to total loans	2.04%	1.81%

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

At June 30, 2009, the total allowance for loan losses increased $896 thousand, or 15.4%, to $6.7 million, as compared to $5.8 million at December 31, 2008.  The total provision for loan losses was $1.1 million and there were $210 thousand in charge-offs and $61 thousand in recoveries for the first six months of 2009.  The increase reflects an increase in non-performing assets and added reserves necessary to adequately provide for potential collateral shortfalls caused by the decline in current real estate values, combined with increases deemed necessary by management due to continued general economic weakness.  The allowance for loan losses as a percentage of total loans was 2.04% at June 30, 2009 and 1.81% at December 31, 2008.

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

Deposits - Total deposits increased $23.1 million, or 6.4%, from $360.1 million at December 31, 2008 to $383.1 million at June 30, 2009.  The Company’s total non-interest bearing deposits increased $6.1 million to $40.9 million at June 30, 2009 from $34.8 million at December 31, 2008 and interest-bearing deposits increased $17.0 million to $342.3 million at June 30, 2009 from $325.3 million at December 31, 2008.  In first quarter of 2008 the Company began offering a promotional rate on a savings deposit product which must be opened in conjunction with a checking account.  The focus of the promotion was to attract banking relationships with lower-costing core deposits and reduce the Company’s dependency on higher priced time deposits.  As a result of the promotion, total savings account balances have increased $42.7 million, or 31.3%, to $179.2 million at June 30, 2009 from $136.5 million on December 31, 2008.  NOW account balances decreased $2.6 million to $53.6 million, as public fund NOW account balances decreased $4.9 million and personal and business NOW accounts increased $2.3 million at June 30, 2009 from year-end balances.  Time deposit balances have decreased $24.3 million to $94.0 million, as depositors transferred balances into the new promotional savings account and $12.3 million in municipal time deposits matured.

Index

Included in time deposit balances at June 30, 2009 are $285 thousand in brokered time deposits, a decrease of $253 thousand from $538 thousand at December 31, 2008.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The Company had $33.1 million in borrowings, at a weighted average interest rate of 4.25%, at both June 30, 2009 and December 31, 2008.  The borrowings consist of $30.0 million in advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate and a $3.1 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2009 was 2.07%.  The capital securities are redeemable by the Company during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity - Stockholders' equity, inclusive of accumulated other comprehensive loss, net of income taxes, was $32.8 million at June 30, 2009 and year-end 2008.  Retained earnings increased $749 thousand to $5.4 million due to $848 thousand in net income earned in the first six months of 2009, offset by cash dividends paid of $99 thousand.  In order to preserve capital, the Board of Directors has elected not to pay a cash dividend in the first and second quarters of 2009. Accumulated other comprehensive loss decreased $88 thousand to $450 thousand, due to decreases in unrealized losses on securities available for sale, net of income tax.  The June 30, 2009 balance in common stock remained relatively unchanged at $27.8 million, as the compensation expense of restricted stock awards increased common stock by $33 thousand and was offset by retiring $30 thousand in treasury stock.

LIQUIDITY AND CAPITAL RESOURCES
It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2009, had the ability to borrow up to $71.2 million against selected mortgages and investment securities as collateral for borrowings.  At June 30, 2009, the Bank had outstanding borrowings with the FHLBNY totaling $33.1 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $40.3 million at the Federal Home Loan Bank of New York and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At June 30, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At June 30, 2009, liquid investments totaled $17.2 million and all mature within 30 days.

At June 30, 2009, the Company had $86.8 million of securities classified as available for sale.  Of these securities, $36.1 million had $1.8 million of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At June 30, 2009, the Bank's Tier I and Tier II capital ratios were 11.32% and 12.58%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of June 30, 2009, the Bank had a leverage ratio of 8.29%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well capitalized” under FDIC regulations.

Index

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2009 totaled $41.9 million and consisted of $14.9 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, $11.3 million in other unused commitments and $2.5 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the quarter.

Index

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses.  In the opinion of management no material loss is expected from any such pending lawsuit.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares; on April 19, 2006 to 150,000 shares, on August 23, 2007 to 250,000 shares and on April 22, 2009 to 400,000 shares of the Company’s common stock.  There were 7,500 shares of stock repurchased at an average price per share of $4.10 during the second quarter of 2009 and as of June 30, 2009, 246,562 shares had been purchased as part of the plan and 153,438 shares were left to be purchased under the plan.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

On April 22, 2009, the Registrant held its annual meeting of shareholders to elect members of the Company’s Board of Directors.

Nominees for election to the Board of Directors received the following votes:

Nominees:	For	Withhold Authority
Anthony Abbate	2,621,073	64,183
Mark Hontz	2,619,598	65,658
Donald Kovach	2,590,783	94,473
Timothy Marvil	2,537,994	147,262

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

Number	Description
31.1	Certification of Donald L. Kovach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP
By: /s/ Candace A. Leatham
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer
Date: August 14, 2009