Form 10-Q
period 2009-09-30
SUSSEX BANCORP
filed 2009-11-16
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

  _____________________________________________________________
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
Yes [  ]                      No [X]

As of November 13, 2009 there were 3,262,934 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share data)	September 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$13,240	$7,602
Federal funds sold and interest bearing deposits with other banks	2,038	13,310
Cash and cash equivalents	15,278	20,912

Interest bearing time deposits with other banks	100	100
Trading securities	3,974	13,290
Securities available for sale	80,040	62,272
Federal Home Loan Bank Stock, at cost	2,046	1,975

Loans receivable, net of unearned income	330,404	320,880
Less: allowance for loan losses	5,064	5,813
Net loans receivable	325,340	315,067

Foreclosed real estate	4,380	3,864
Premises and equipment, net	7,165	8,526
Accrued interest receivable	2,120	2,115
Goodwill	2,820	2,820
Other assets	9,271	9,654

Total Assets	$452,534	$440,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$39,037	$34,784
Interest bearing	330,100	325,297
Total Deposits	369,137	360,081

Borrowings	33,104	33,146
Accrued interest payable and other liabilities	2,717	2,571
Junior subordinated debentures	12,887	12,887

Total Liabilities	417,845	408,685

Stockholders' Equity:
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,261,034 in 2009 and 3,261,362 in 2008;
outstanding shares 3,245,811 in 2009 and 3,248,417 in 2008	27,795	27,783
Retained earnings	6,311	4,665
Accumulated other comprehensive income (loss)	583	(538)

Total Stockholders' Equity	34,689	31,910

Total Liabilities and Stockholders' Equity	$452,534	$440,595

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans receivable, including fees	$4,923	$4,887	$14,520	$14,335
Securities:
Taxable	651	631	2,032	1,698
Tax-exempt	308	248	897	710
Federal funds sold	5	111	26	223
Interest bearing deposits	1	1	15	2
Total Interest Income	5,888	5,878	17,490	16,968

INTEREST EXPENSE
Deposits	1,264	2,219	5,166	6,417
Borrowings	359	377	1,067	1,132
Junior subordinated debentures	64	135	251	459
Total Interest Expense	1,687	2,731	6,484	8,008

Net Interest Income	4,201	3,147	11,006	8,960
PROVISION FOR LOAN LOSSES	520	279	1,583	569
Net Interest Income after Provision for Loan Losses	3,681	2,868	9,423	8,391

OTHER INCOME
Service fees on deposit accounts	380	409	1,095	1,111
ATM and debit card fees	126	123	354	348
Insurance commissions and fees	548	576	1,757	1,972
Investment brokerage fees	30	22	111	117
Unrealized holding gains (losses) on trading securities	2	(8)	21	13
Gain on sale of securities, available for sale	55	-	55	152
Gain on sale of premises and equipment	-	-	203	-
Loss on sale of foreclosed real estate	(34)	-	(35)	-
Impairment write-down on equity securities	-	(3,526)	-	(3,526)
Other	173	129	509	445
Total Other Income	1,280	(2,275)	4,070	632

OTHER EXPENSES
Salaries and employee benefits	2,070	1,842	5,624	5,697
Occupancy, net	320	315	981	977
Furniture, equipment and data processing	314	372	991	1,119
Stationary and supplies	37	50	127	141
Professional fees	216	140	585	337
Advertising and promotion	49	92	145	379
Insurance	54	42	140	127
FDIC assessment	172	95	687	280
Postage and freight	33	34	110	118
Amortization of intangible assets	4	14	14	43
Write-down on foreclosed real estate	-	-	456	-
Expenses related to foreclosed real estate	77	75	353	132
Other	367	368	1,050	1,129
Total Other Expenses	3,713	3,439	11,263	10,479

Income (Loss) before Income Taxes	1,248	(2,846)	2,230	(1,456)
PROVISION FOR INCOME TAXES	351	181	485	575
Net Income (Loss)	$897	$(3,027)	$1,745	$(2,031)

EARNINGS (LOSS) PER SHARE
Basic	$0.28	$(0.92)	$0.54	$(0.62)
Diluted	$0.28	$(0.92)	$0.54	$(0.62)

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In thousands, except per share amounts)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440
Comprehensive income:
Net loss	-	-	(2,031)	-	-	(2,031)
Change in unrealized gains (losses) on securities
available for sale, net of tax	-	-	-	(1,011)	-	(1,011)
Total Comprehensive Loss						(3,042)

Treasury shares purchased	(4,765)	-	-	-	(40)	(40)
Treasury shares retired	-	(40)	-	-	40	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	4,025	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	60	-	-	-	60
Dividends on common stock ($0.20 per share)	-	-	(654)	-	-	(654)
6.5% stock dividend	201,802	1,413	(1,413)	-	-	-

Balance September 30, 2008	3,298,367	$28,119	$3,676	$(996)	$-	$30,799

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$-	$31,910
Comprehensive income:
Net income	-	-	1,745	-	-	1,745
Change in unrealized gains (losses) on securities
available for sale, net of tax	-	-	-	1,121	-	1,121
Total Comprehensive Income						2,866

Treasury shares purchased	(7,500)	-	-	-	(30)	(30)
Treasury shares retired	-	(30)	-	-	30	-
Restricted stock vested during the period (a)	4,894	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	42	-	-	-	42
Dividends on common stock ($0.03 per share)	-	-	(99)	-	-	(99)

Balance September 30, 2009	3,245,811	$27,795	$6,311	$583	$-	$34,689

(a) Balance of unvested shares of restricted stock; 15,223 in 2009 and 12,945 in 2008

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$1,745	$(2,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,583	569
Provision for depreciation and amortization	609	775
Net change in trading securities	9,316	740
Impairment charge on preferred equity securities	-	3,526
Net amortization of securities premiums and discounts	75	8
Net realized gain on sale of securities	(55)	(152)
Net realized gain on sale of premises and equipment	(203)	-
Net realized loss on sale of foreclosed real estate	35	-
Provision for foreclosed real estate	456	-
Earnings on investment in life insurance	(122)	(78)
Compensation expense for stock options and restricted stock awards	42	60
(Increase) decrease in assets:
Accrued interest receivable	(5)	(23)
Other assets	(256)	107
Decrease in accrued interest payable and other liabilities	146	106

Net Cash Provided by Operating Activities	13,366	3,607

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(38,074)	(33,720)
Proceeds from sale of securities	8,119	5,240
Maturities, calls and principal repayments	14,035	7,322
Net increase in loans	(13,310)	(16,560)
Proceeds from sale of premises and equipment	1,089
Proceeds from sale of foreclosed real estate	469	316
Purchases of premises and equipment	(142)	(317)
Increase in FHLB stock	(71)	(79)

Net Cash Used in Investing Activities	(27,885)	(37,798)

Cash Flows from Financing Activities
Net increase in deposits	9,056	48,123
Proceeds from borrowings	-	3,000
Repayments of borrowings	(42)	(2,040)
Proceeds from the exercise of stock options	-	34
Purchase of treasury stock	(30)	(40)
Dividends paid	(99)	(654)

Net Cash Provided by Financing Activities	8,885	48,423

Net Increase (Decrease) in Cash and Cash Equivalents	(5,634)	14,232
Cash and Cash Equivalents - Beginning	20,912	11,775
Cash and Cash Equivalents - Ending	$15,278	$26,007
Supplementary Cash Flows Information
Interest paid	$6,851	$8,207
Income taxes paid	$557	$384
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,454	$4,247

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., and Tri-State Insurance Agency, Inc. (“Tri-State”) a full service insurance agency located in Sussex County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank is also a 49% partner in SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with PNC Mortgage, Inc.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Bank has also received regulatory approval for a branch location in Pike County, Pennsylvania.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (GAAP) in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references.  Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 through November 13, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Note 2 – Earnings (Loss) per Share
Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as adjusted for the 6.5% stock dividend declared October 15, 2008.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by the Company. For the three and nine months ended September 30, 2008, the Company had 9,237 and 14,363 shares, respectively, not included in the below calculation due to their anti-dilutive effect on earnings per share. Potential common shares related to stock options are determined using the treasury stock method.

Index

The 2008 amounts included in the following table sets forth the computations of basic and diluted earnings (loss) per share as retroactively adjusted for the 6.5% stock dividend declared in October of 2008.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$897	3,246	$0.28	$(3,027)	3,299	$(0.92)
Effect of dilutive securities:
Stock options	-	10		-	-
Diluted earnings (loss) per share:
Net income (loss) applicable to common stockholders
and assumed conversions	$897	3,256	$0.28	$(3,027)	3,299	$(0.92)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$1,745	3,249	$0.54	$(2,031)	3,300	$(0.62)
Effect of dilutive securities:
Stock options	-	11		-	-
Diluted earnings per share:
Net income (loss) applicable to common stockholders
and assumed conversions	$1,745	3,260	$0.54	$(2,031)	3,300	$(0.62)

Note 3 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Unrealized holding gain (loss) on available for sale securities	$1,776	$(4,357)	$1,923	$(5,060)
Reclassification adjustments for gains (losses) included in net income	55 55	(3,526)	55 55	(3,374)
Net unrealized gain (loss)	1,721	(831)	1,868	(1,686)
Tax effect	(688)	$333	(747)	675
Other comprehensive income (loss), net of tax	$1,033	$(498)	$1,121	$(1,011)

Note 4 – Segment Information
The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$4,201	$-	$4,201	$3,147	$-	$3,147
Other income from external sources	732	548	1,280	(2,851)	576	(2,275)
Depreciation and amortization	181	3	184	241	12	253
Income (loss) before income taxes	1,169	79	1,248	(2,822)	(24)	(2,846)
Income tax expense (benefit) (1)	319	32	351	191	(10)	181
Total assets	449,483	3,051	452,534	435,932	3,147	439,079

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$11,006	$-	$11,006	$8,960	$-	$8,960
Other income from external sources	2,313	1,757	4,070	(1,340)	1,972	632
Depreciation and amortization	600	9	609	741	34	775
Income (loss) before income taxes	2,085	145	2,230	(1,540)	84	(1,456)
Income tax expense (1)	427	58	485	541	34	575
Total assets	449,483	3,051	452,534	435,932	3,147	439,079

(1) Insurance services calculated at statutory tax rate of 40%

Index

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

During the first nine months of 2009 and 2008, the Company expensed $42 thousand and $60 thousand, respectively, in stock-based compensation under stock option plans and restricted stock awards, including $12 thousand in 2008 related to previous grants under stock option plans.  As of September 30, 2008, all unrecognized compensation expense for stock option plans has been expensed.  No stock options have been granted in 2009.

Information regarding the Company’s stock option plans as of September 30, 2009 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	217,371	$12.34
Options exercised	-	-
Options forfeited	-	-
Options outstanding, end of quarter	217,371	$12.34	5.98	$-
Options exercisable, end of quarter	217,371	$12.34	5.98	$-
Option price range at end of quarter	$6.88 to $16.45
Option price range for exercisable shares	$6.88 to $16.45

Information regarding the Company’s restricted stock activity as of September 30, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	12,945	$12.68
Granted	9,570	4.75
Forfeited	(2,398)	7.96
Vested	(4,894)	12.73
Restricted stock, end of quarter	15,223	$8.31

Compensation expense recognized for restricted stock was $42 thousand for the first nine months of 2009.  At September 30, 2009, unrecognized compensation expense for non-vested restricted stock was $96 thousand, which is expected to be recognized over an average period of 3.4 years.

Note 6 - Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2,193,000 of undrawn standby letters of credit outstanding as of September 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 7 - Fair Value of Financial Instruments
We adopted FASB ASC 820, Fair Value Measurement and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.  This guidance establishes a new framework for measuring fair value and expands related disclosures.

Index

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

Under FASB ASC 820, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
At September 30, 2009:
Trading securities	$3,974	$-	$3,974	$-
Available for sale securities	80,040	-	80,040	-

At December 31, 2008:
Trading securities	$13,290	$-	$13,290	$-
Available for sale securities	62,272	-	62,272	-

The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There was an unrealized gain on trading securities recorded on the income statement of $21 thousand for the nine months ended September 30, 2009 and $13 thousand unrealized gain for the same period in 2008.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
September 30, 2009:
Impaired loans	$5,262	$-	$-	$5,262
Foreclosed real estate	2,064	-	-	2,064

December 31, 2008:
Impaired loans	$2,074	$-	$-	$2,074
Foreclosed real estate	2,519	-	-	2,519

Impaired loans and foreclosed real estate are measured for impairment using the fair value of collateral-dependent loans.  Impaired loans had carrying amounts of $20.2 million and $11.3 million, with valuation allowances of $979 thousand and $2.1 million at September 30, 2009 and December 31, 2008, respectively.  Impaired loans not requiring an allowance for loan losses were $16.4 million and $7.2 million at September 30, 2009 and December 31, 2008, respectively.  Impaired loans requiring an allowance for loan losses were $3.8 million and $4.1 million at September 30, 2009 and December 31, 2008, respectively.

Index

In April 2009, the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 107, Disclosures about Fair Value of Financial Instruments, (Codified within FASB ASC 825).  FASB ASC 825 requires publically traded companies to disclose in the notes of interim statements the fair value and carrying value of assets and liabilities as of the statement date.  An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period.  FASB ASC 825 is effective for interim and annual reporting periods ending after June 15, 2009.  FASB ASC 825 does not require disclosure for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after the initial adoption.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

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

Securities (Carried at Fair Value): The fair value of securities, available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level III).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level III investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level III investments.

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (Codified within FASB ASC 310) (“FASB ASC 310”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Federal Home Loan Bank Stock (Carried at Cost):   The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Index

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

Off-Balance Sheet Instruments (Disclosed at Cost): Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The following information is an estimate of the fair value of a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$15,278	$15,278	$20,912	$20,912
Time deposits with other banks	100	100	100	100
Trading securities	3,974	3,974	13,290	13,290
Securities available for sale	80,040	80,040	62,272	62,272
Federal Home Loan Bank stock	2,046	2,046	1,975	1,975
Loans receivable, net of allowance	325,340	328,283	315,067	324,787
Accrued interest receivable	2,120	2,120	2,115	2,115

Financial liabilities:
Deposits	369,137	369,950	360,081	360,900
Borrowings	33,104	36,000	33,146	37,373
Junior subordinated debentures	12,887	12,888	12,887	12,888
Accrued interest payable	374	374	741	741

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Index

Note 8 – Securities
The amortized cost and approximate fair value of securities available for sale as of September 30, 2009 and December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2009
U.S. Government agencies	$16,159	$176	$-	$16,335
State and political subdivisions	25,616	554	(173)	25,997
Mortgage-backed securities	34,475	925	(86)	35,314
Corporate securities	1,015	8	-	1,023
Equity securities	1,804	-	(433)	1,371
	$79,069	$1,663	$(692)	$80,040
December 31, 2008
U.S. Government agencies	$7,751	$212	$-	$7,963
State and political subdivisions	25,027	39	(1,207)	23,859
Mortgage-backed securities	28,310	529	(138)	28,701
Equity securities	2,081	1	(333)	1,749
	$63,169	$781	$(1,678)	$62,272

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2009
State and political subdivisions	$852	$(2)	$2,545	$(171)	$3,397	$(173)
Mortgage-backed securities	9,140	(86)	-	-	9,140	(86)
Equity securities	312	(306)	1,022	(127)	1,334	(433)
Total Temporarily Impaired Securities	$10,304	$(394)	$3,567	$(298)	$13,871	$(692)

December 31, 2008
State and political subdivisions	$18,067	$(954)	$1,038	$(253)	$19,105	$(1,207)
Mortgage-backed securities	9,243	(137)	166	(1)	9,409	(138)
Equity securities	199	(203)	950	(130)	1,149	(333)
Total Temporarily Impaired Securities	$27,509	$(1,294)	$2,154	$(384)	$29,663	$(1,678)

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

Note 9 - New Accounting Standards
New Accounting Standards
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (not yet included in codification).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

Index

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (not yet included in codification). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 amend Other-Than Temporary Impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment and debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and aging of securities with unrealized losses.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this announcement did not have a material impact on our consolidated financial statements.  Refer to Note 8 – “Securities” for further discussion.

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

Our results of operations continue to be impacted by the economic downturn, which has affected our level of nonperforming assets. This in turn has increased our provision for loan losses and our expenses related to foreclosed real estate.  The Company has been actively controlling expenses to help offset the higher costs of working out non-performing assets.  We  also have focused on improving our net interest spread and margin by, among other things, closely monitoring  our yield on earning assets and  adjusting the  rates offered on deposit products

FORWARD LOOKING STATEMENTS
When used in this discussion the words: “believes”, “anticipates”, “contemplates”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those listed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, risks associated with the quality of the Company’s assets and the ability of its borrowers to comply with repayment terms.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Overview - The Company realized net income of $897 thousand for the third quarter of 2009, an increase of $3.9 million from the net loss of $3.0 million reported for the same period in 2008. Basic and diluted earnings per share for the three months ended September 30, 2009 were $0.28 compared to the basic and diluted loss per share of ($0.92) for the comparable period of 2008.

The increase in both net income and earnings per share reflects an increase in net interest income and non-interest income, partially offset by increases in the provision for loan losses and non-interest expenses. During the third quarter of 2009, our net interest income increased $1.0 million, compared to the prior year period, as our total interest income remained unchanged at $5.9 million and our interest expense declined by $1.0 million.  These results reflect changes in market rates offset by increases in average balances in earning assets and average liabilities.

Index

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$29,243	$463	6.29%	$24,131	$370	6.10%
Taxable	61,132	651	4.22%	53,957	631	4.65%
Total securities	90,375	1,114	4.89%	78,088	1,001	5.10%
Total loans receivable (4)	326,645	4,923	5.98%	308,154	4,887	6.31%
Other interest-earning assets	10,805	6	0.20%	22,653	112	1.97%
Total earning assets	427,825	$6,043	5.60%	408,895	$6,000	5.84%

Non-interest earning assets	36,999			32,386
Allowance for loan losses	(5,604)			(4,955)
Total Assets	$459,220			$436,326

Sources of Funds:
Interest bearing deposits:
NOW	$55,906	$132	0.94%	$57,983	$174	1.20%
Money market	15,766	48	1.22%	19,933	97	1.95%
Savings	173,872	522	1.19%	110,888	825	2.96%
Time	91,252	562	2.44%	121,689	1,122	3.67%
Total interest bearing deposits	336,796	1,264	1.49%	310,493	2,219	2.84%
Borrowed funds	33,109	359	4.24%	36,165	377	4.08%
Junior subordinated debentures	12,887	64	1.95%	12,887	135	4.10%
Total interest bearing liabilities	382,792	$1,687	1.75%	359,545	$2,731	3.02%

Non-interest bearing liabilities:
Demand deposits	40,130			40,580
Other liabilities	2,723			2,481
Total non-interest bearing liabilities	42,853			43,062
Stockholders' equity	33,575			33,719
Total Liabilities and Stockholders' Equity	$459,220			$436,326

Net Interest Income and Margin (5)		$4,356	4.04%		$3,270	3.18%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $1.1 million, or 33.2%, to $4.4 million for the three months ended September 30, 2009 from $3.3 million for the third quarter of 2008.  Total average interest earning assets increased by $18.9 million, or 4.6%, to $427.8 million for the three months ended September 30, 2009, while total interest bearing liabilities increased $23.2 million, or 6.5%, to $382.8 million during the same three month period. The major increase in average earning assets was in total loans, while the largest increase in interest bearing liabilities was in savings deposits.

The net interest margin increased, on a fully taxable equivalent basis, by 86 basis points to 4.04% for the three months ended September 30, 2009 compared to 3.18% for the same period in 2008, as the yield on total earning assets decreased 24 basis points to 5.60% and the cost of total interest bearing liabilities decreased 127 basis points to 1.75% in the three month period ended September 30, 2009 from the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest and a shift in the mix of earning assets, as average security balances increased 15.7% while average loan balances increased 6.0%. The decrease in cost of interest bearing liabilities is related to a shift from higher costing time deposits to a lower costing savings account product between the two quarterly periods.  During 2008, the Company began offering a higher yielding savings account product linked to a demand deposit account. The goal of the program is to reduce the Company’s interest expense by increasing savings and demand deposit accounts, reducing reliance on time deposits, and increasing the Company’s total deposits.  As a result of this program, average savings account balances increased by $63.0 million, or 56.8%, while average NOW, money market and time deposit balances all declined period over period.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, remained unchanged at $6.0 million for the three month periods ended September 30, 2009 and 2008.  Total interest income earned on third quarter average securities balances increased $113 thousand, offset by a $106 thousand decrease in interest earned on other interest-earning assets.
Other interest-earning asset average balances decreased $11.9 million to $10.8 million in the third quarter of 2009 from $22.7 million during the third quarter a year earlier.  As the current market rates of interest on federal funds sold are at historical lows, the yield on these assets fell 177 basis points to 0.20% in the third quarter of 2009 from 1.97% during the same period a year earlier and the interest earned decreased $106 thousand to $6 thousand in the third quarter of 2009.  The average balance decrease in other interest-earning assets was largely due to the decrease in federal funds sold, which funded increased loan demand and security purchases.

Total interest income on securities, on a fully taxable equivalent basis, increased $113 thousand, to $1.1 million for the quarter ended September 30, 2009 from $1.0 million for the third quarter of 2008.  As the average balance of total securities increased $12.3 million, or 15.7%, the yield on securities decreased 21 basis points, from 5.10% in the third quarter of 2008 to 4.89% for the third quarter of 2009.  The increase in the average balance in the securities portfolio reflects a $7.2 million increase in taxable securities and a $5.1 million increase in tax-exempt securities, as excess liquidity in federal funds sold, resulting from the Company’s rapid savings deposit balance growth, was used to purchase securities.
The interest earned on total loans receivable increased $36 thousand to remain at $4.9 million for both third quarter periods in 2009 and 2008, while the average balance in loans receivable increased $18.4 million, or 6.0%, to $326.6 million in the current three month period from $308.2 million in the same period of 2008.  The average rate earned on loans decreased 33 basis points from 6.31% for the three months ended September 30, 2008 to 5.98% for the same period in 2009.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share and remain a source of credit for businesses in our communities, while the decrease in yield is the result of lower market rates of interest and an increase in non-accrual loan balances between the two third quarter periods.

Interest Expense - The Company’s interest expense for the three months ended September 30, 2009 decreased $1.0 million to $1.7 million from $2.7 million for the same period in 2008, as the balance in average interest-bearing liabilities increased $23.2 million, or 6.5%, to $382.8 million from $359.6 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 127 basis points from 3.02% for the three months ended September 30, 2008 to 1.75% for the same period in 2009.  The decrease in rate reflects the Company’s efforts to reprice higher costing time deposits into a lower costing savings account product, reduced market rates of interest on deposit products and quarterly repricing of the junior subordinated debentures in a declining interest rate environment.

The promotion of a high yielding savings account product, which began in the first quarter of 2008, has changed the Company’s average balance breakdown between products.  Time deposits, which represented 39 percent of total interest-bearing deposits in the third quarter of 2008, have been surpassed by average savings deposits in the third quarter of 2009, which now account for 52 percent of the average interest-bearing deposit balances.  Third quarter 2009 average savings balances increased 56.8%, to $173.9 million, from $110.9 million for the same period in 2008, as the yield on savings accounts decreased 177 basis points to 1.19% from 2.96% between the three month periods ending September 30, 2009 and 2008, respectively.  The result was a decrease of $303 thousand, or 36.8%, in savings deposit interest expense to $522 thousand for the third quarter of 2009 from $825 thousand a year earlier.

The average balance in time deposits decreased $30.4 million, or 25.0%, to $91.3 million for the three month period ended September 30, 2009 compared to $121.7 million for the same period in 2008, while the related interest expense on time deposits decreased $560 thousand, or 49.9%, to $562 thousand from $1.1 million in the third quarter of 2008. The average rate paid on time deposits decreased 123 basis points from 3.67% for the three months ended September 30, 2008 to 2.44% for the same period in 2009 reflecting the current decrease in market interest rates.

As the popularity of the savings account product grew, customers trended towards reallocating funds from money market and NOW account balances.  Money market average balances declined $4.1 million, or 20.9%, to $15.8 million for the three month period ended September 30, 2009 from $19.9 million one year earlier.  The yield on money market accounts declined 73 basis points from 1.95% to 1.22% during the two periods as interest expense decreased $49 thousand, or 50.4%, from $97 thousand for the three months ended September 30, 2008 to $48 thousand during the same period in 2009. The decline in yield on our money market account reflects the decline in market rates between the two comparable three month periods.  The smallest decrease in average balances between the third quarter of 2009 and the same period of 2008 occurred in NOW accounts, as average balances decreased $2.1 million, to $55.9 million, and the yield fell 26 basis points to 0.94% from 1.20%.

Index

For the quarter ended September 30, 2009, the Company’s average borrowed funds decreased $3.1 million to $33.1 million compared to average borrowed funds of $36.2 million during the third quarter of 2008.  The balance at September 30, 2009 consisted of six convertible notes totaling $30.0 million and one $3.1 million amortizing advance from the Federal Home Loan Bank of New York.  The average rate paid on total borrowed funds increased 16 basis points, from 4.08% in the third quarter of 2008 to 4.24% in the same period in 2009, as a $3.0 million lower yielding repurchase agreement matured in December of 2008.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the third quarters of 2009 and 2008.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures declined 215 basis points from 4.10% for the three months ended September 30, 2008 to 1.95% for the same period in 2009, as the LIBOR rate decreased between the two third quarter periods.

Provision for Loan Losses - The loan loss provision for the third quarter of 2009 increased $241 thousand to $520 thousand compared to a provision of $279 thousand in the third quarter of 2008.  The higher provision during the third quarter of 2009 was related increases in non-performing loan balances during the quarter.  The current period provision also reflects the deterioration of collateral in the portfolio between the two third quarter periods, as real estate values in our trade area have declined, and the general economic slow-down in our market area, which has affected borrowers’ cash flows.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income increased $3.6 million, or 156.3%, to $1.3 million for the three months ended September 30, 2009 from a net expense of $2.3 million for the same period in 2008.  During the third quarter of 2008, the Company recognized an other then temporary impairment (“OTTI”) charge of $3.5 million related to Fannie Mae and Freddie Mac preferred stock held by the Company. There were no comparable OTTI charges during 2009.

The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  Insurance commission income from Tri-State has decreased $28 thousand, or 4.9%, to $548 thousand in the third quarter of 2009 over the same period in 2008.  For the three months ended September 30, 2009, we recognized net income before taxes of $79 thousand from Tri-State’s operations, compared to a net loss before taxes of $24 thousand in the year ago period. The increase in Tri-State’s income before taxes reflects a reduction in expenses between the two third quarter periods.  Service fees on deposit accounts have decreased $29 thousand, to $380 thousand in the third quarter of 2009 from $409 thousand during the same period in 2008.

ATM and debit card fees increased a nominal $3 thousand to $126 thousand in the third quarter of 2009.  Unrealized holding gains on trading securities increased $10 thousand to an unrealized holding gain of $2 thousand, compared to an unrealized loss of $8 thousand in the third quarter of 2008.  There was a $55 thousand realized gain on the sale of securities, available for sale and a $34 thousand loss on the sale of foreclosed real estate in the third quarter of 2009 compared to no gains or losses in the same period of 2008.  Other income increased $44 thousand, or 34.1%, in the third quarter of 2009 to $173 thousand from $129 thousand during the same period a year earlier, as the result of increased loan fee income.

Non-Interest Expense – Non-interest expense increased $274 thousand to $3.7 million in the third quarter of 2009 compared to $3.4 million in the year ago period.  The increase is mostly related to increases in salary and employee benefit expenses related to certain severance payments, increased FDIC insurance premiums and professional fees.  Offsetting these increases were operational decreases in non-interest expenses as the Company continues to closely monitor these expenses.

Salary and employee benefits increased $228 thousand, or 12.4%, due to expenses accrued in relation to severance owed to a former executive officer of the Company.  Normal FDIC insurance premiums increased $77 thousand to $172 thousand for the third quarter of 2009 from $95 thousand in the same year ago period mostly due to higher assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005.  Professional fees have increased $76 thousand, or 54.3%, to $216 thousand in the third quarter of 2009, largely due to expenses associated with non-performing loans.

Index

Advertising and promotion expenses decreased $43 thousand, or 46.7%, in the third quarter of 2009 from the same period in 2008 as the Company has restructured its marketing campaign by utilizing in-house staff and resources and limited third party expenditures.  Furniture, equipment and data processing expenses decreased $58 thousand, or 15.6%, to $314 thousand as new purchases have been reduced and several larger depreciable assets have been fully amortized between the two periods.

Income Taxes - The Company’s income tax expense, which includes both federal and state taxes, was $351 thousand for the three months ended September 30, 2009 compared to an income tax expense of $181 thousand for the third quarter of 2008.  While the reported results for the three month period ended September 30, 2008 reflected the $3.5 million OTTI charge for the Company’s holdings in Fannie Mae and Freddie Mac perpetual preferred stock, it did not reflect the change in tax treatment enacted as part of the Emergency Economic Stabilization Act of 2008 (the “Act”), which was adopted on October 3, 2008. Under the Act, the Company was permitted to deduct the loss as an ordinary loss for tax purposes, thereby offsetting a portion of the Company’s ordinary income. However, since the Act was not enacted until the fourth quarter of 2008, the Company could not recognize this tax benefit as part of its third quarter 2008 results.

Index

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Overview - For the nine months ended September 30, 2009, net income was $1.7 million, an increase of $3.7 million, from the $2.0 million net loss reported for the same period in 2008.  Basic and diluted earnings per share were $0.54 for the nine month period ended September 30, 2009 compared to basic and diluted loss per share of ($0.62) for the nine month period ended September 30, 2008.  The increase in net income reflects a $2.0 million increase in net interest income and $3.4 million increase in non-interest income offset by a $1.0 million increase in the provision for loan losses and $784 thousand increase in non-interest expenses.  The net loss for the nine months ended September 30, 2008 was mostly attributed to the OTTI charge of $3.5 million for the write-down of Fannie Mae and Freddie Mac preferred equity securities.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
(Dollars in thousands)	2009			2008
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$28,812	$1,346	6.25%	$22,906	$1,061	6.19%
Taxable	61,628	2,032	4.41%	45,576	1,698	4.98%
Total securities	90,440	3,378	4.99%	68,482	2,759	5.38%
Total loans receivable (4)	324,797	14,520	5.98%	304,859	14,335	6.28%
Other interest-earning assets	21,226	41	0.25%	14,350	225	2.10%
Total earning assets	436,463	17,939	5.50%	387,691	$17,319	5.97%

Non-interest earning assets	36,269			30,837
Allowance for loan losses	(6,059)			(5,188)
Total Assets	$466,673			$413,340

Sources of Funds:
Interest bearing deposits:
NOW	$57,108	$432	1.01%	$58,277	$604	1.38%
Money market	15,129	144	1.27%	26,346	451	2.29%
Savings	171,163	2,264	1.77%	73,098	1,376	2.51%
Time	103,722	2,325	3.00%	130,380	3,986	4.08%
Total interest bearing deposits	347,122	5,166	1.99%	288,101	6,417	2.98%
Borrowed funds	33,123	1,067	4.25%	35,998	1,132	4.13%
Junior subordinated debentures	12,887	251	2.57%	12,887	459	4.68%
Total interest bearing liabilities	393,132	$6,484	2.21%	336,986	$8,008	3.17%

Non-interest bearing liabilities:
Demand deposits	38,512			39,721
Other liabilities	2,159			2,207
Total non-interest bearing liabilities	40,671			41,928
Stockholders' equity	32,870			34,426
Total Liabilities and Stockholders' Equity	$466,673			$413,340

Net Interest Income and Margin (5)		$11,455	3.51%		$9,311	3.21%

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

Net Interest Income - Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $2.2 million, or 23.0%, to $11.5 million for the nine months ended September 30, 2009 from $9.3 million for the same nine month period in 2008.  The net interest margin increased 30 basis points, on a fully taxable equivalent basis, to 3.51% for the nine months ended September 30, 2009 compared to 3.21% for the same period in 2008, as the yield on total earning assets decreased 47 basis points to 5.50% and the cost of total interest bearing liabilities decreased 96 basis points to 2.21%.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decrease in market rates of interest. In addition, an increase in non-accrual loans and an increase in securities relative to the loan portfolio also affected the yield on earning assets.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, increased by $620 thousand to $17.9 million for the nine months ended September 30, 2009 compared to $17.3 million in the same period in 2008.  The increase in interest income primarily reflects a $48.8 million increase in average earning assets, offset by a 47 basis point decline in yield to 5.50% for the first nine months of 2009 from 5.97% in the same period in 2008.

Other interest-earning asset average balances increased $6.8 million to $21.2 million in the first nine months of 2009 from $14.4 million during the first nine months of 2008.  The yield on these assets fell 185 basis points to 0.25% in the first nine months of 2009 from 2.10% during the same period a year earlier and the interest earned decreased $185 thousand to $41 thousand in the first nine months of 2009, as the current market rates of interest on federal funds sold have fallen to record lows.  The average balance increase in federal funds sold was due to deposit account average balances growing faster than new loan demand.

Total interest income on securities, on a fully taxable equivalent basis, increased $620 thousand, to $3.4 million for the first nine months of 2009 from $2.8 million for the first nine months of 2008.  As the average balance of total securities increased $22.0 million, the yield on securities decreased 39 basis points, from 5.38% in the first nine months of 2008 to 4.99% for the first nine months of 2009.  The increase in the average balances of the securities portfolio reflects a $16.1 million increase in taxable securities and a $5.9 million increase in tax-exempt securities, as excess liquidity was reinvested in security purchases.

The average balance in loans receivable increased $19.9 million, or 6.5%, to $324.8 million in the current nine month period from $304.9 million in the same period of 2008, and the interest earned on total loans receivable increased $185 thousand, or 1.3% from the first nine months of 2008 to the current period.  The average rate earned on loans decreased 30 basis points from 6.28% for the nine months ended September 30, 2008 to 5.98% for the same period in 2009.  The increase in our loan portfolio average balance reflects our commitment to make credit available in our service area, while the decrease in yield is largely the result of lower market rates of interest and increased non-accrual loan balances between the two nine month periods.

Interest Expense - The Company’s interest expense for the nine months ended September 30, 2009 decreased $1.5 million, or 19.0%, to $6.5 million, as the balance in average interest-bearing liabilities increased $56.1 million, or 16.7% to $393.1 million from $337.0 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 96 basis points from 3.17% for the nine months ended September 30, 2008 to 2.21% for the same period in 2009.  The decrease in rate reflects the Company’s efforts to promote a higher yielding savings account product with lower rates of interest than time deposits which provides a better interest rate spread and added liquidity to the Company’s balance sheet, as well as a decline in market rates for deposit products.

In March of 2008, the Company began offering a high rate savings account associated with a checking account to attract core deposits and build customer relationships.  The promotion has increased savings account average balances by $98.1 million, or 134.2%, to $171.2 million in the first nine months of 2009 from $73.1 million in the same period a year earlier.  The yield on savings accounts decreased 74 basis points to 1.77% and interest expense on savings accounts increased $889 thousand to $2.3 million in the first nine months of 2009 from $1.4 million in the nine month period ended September 30, 2008.

The Company’s average balance in time deposits decreased by $26.7 million, or 20.5%, to $103.7 million for the nine month period ended September 30, 2009 compared to $130.4 million for the same period in 2008, while the interest expense on time deposits decreased $1.7 million, or 41.7%, to $2.3 million.  The average rate paid on time deposits decreased 108 basis points from 4.08% for the nine months ended September 30, 2008 to 3.00% for the same period in 2009, reflecting the current decrease in market interest rates.

Also contributing to the decline in rate on interest bearing deposits was a 102 basis point decrease in the rate paid on money market accounts to 1.27% during the first nine months of 2009 from 2.29% during the same period in 2008.  This decline reduced the Company’s interest expense on money market accounts $307 thousand to $144 thousand while average money market balances decreased 42.6% to $15.1 million in the first nine months of 2009 from the same period a year earlier.  Similarly, the rate paid on NOW accounts fell 37 basis points to 1.01% for the nine months ended September 30, 2009, as average NOW account balances decreased $1.2 million to $57.1 million, resulting in a decrease in interest expense of $172 thousand.  Funds from money market, NOW account and time deposit balances have migrated to the savings account product.

For the nine months ended September 30, 2009, the Company’s average borrowed funds decreased $2.9 million to $33.1 million compared to average borrowed funds of $36.0 million during the first nine months of 2008.  The average rate paid on total borrowed funds increased 12 basis points to 4.25% during the first nine months of 2009 from 4.13% for the same period in 2008, as a lower yielding repurchase agreement paid off in December 2008.

Index

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first nine months of 2009 and 2008.  As the average interest rate paid on the debentures resets quarterly and is tied to the three month LIBOR rate, the average rate paid has decreased 211 basis points from 4.68% in the first nine months of 2008 to 2.57% in the same period in 2009.

Provision for Loan Losses - The loan loss provision for the first nine months of 2009 increased $1.0 million, or 178.2%, to $1.6 million compared to a provision of $569 thousand in the first nine months of 2008.  The higher provision during the first nine months of 2009 was related to an $8.7 million increase in non-performing loan balances to $23.8 million compared to the same period in 2008.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income increased by $3.4 million, to $4.0 million for the nine months ended September 30, 2009 from $632 thousand for the same period in 2008.  The majority of this increase is attributed to the $3.5 million OTTI charge on equity securities taken in the third quarter of 2008.  There were no comparable OTTI charges in 2009. Excluding the OTTI charge, non-interest income decreased $88 thousand for the first nine months of 2009 compared to the same nine month period in 2008.

Insurance commissions earned through the operation of Tri-State are the Company’s primary source of non-interest income.  Insurance commission income from Tri-State has decreased $215 thousand, or 10.9%, in the first nine months of 2009 over the same period in 2008, largely due to a decrease in contingency commission income, which is based upon criteria set by each insurance carrier.  Notwithstanding this decline in revenue, earnings before taxes from the operations of Tri-State increased to $145 thousand in the 2009 period from $84 thousand in the year ago period as a result of expense reductions in Tri-State’s operations.

Investment brokerage fees decreased during the first nine months of 2009 by $6 thousand, or 5.1%, to $111 thousand compared to $117 thousand during the same period in 2008.

Service fees on deposit accounts have decreased $16 thousand, or 1.4%, to $1.1 million and income from ATM and debit card usage and related fees increased $6 thousand, to $354 thousand in the nine month period ended September 30, 2009 compared to the same period in 2008.  Other non-interest income increased $79 thousand mostly due to an increase of $38 thousand in income earned on executive life insurance and a $31 thousand increase on the fees collected on loans in the nine month period ended September 30, 2009.

The Company has reported a $55 thousand net gain on the sale of securities, available for sale in the first nine months of 2009 compared to a $152 thousand net gain in the same period of 2008.  There was also $203 thousand in gains on the sale of premises and equipment, offset by a loss of $35 thousand on the sale of foreclosed real estate in the first nine months of 2009, compared to no such gains or losses in the same period one year earlier.

Non-Interest Expense - Total non-interest expense increased $784 thousand, or 7.5%, from $10.5 million in the first nine months of 2008 to $11.3 million in the first nine months of 2009.  This increase was primarily due to increased FDIC insurance assessments and expenses related to foreclosed real estate from the nine month period ended September 30, 2009 compared to the same period ended September 30, 2008.

FDIC insurance assessments have increased $407 thousand, or 145.4%, to $687 thousand in the first nine months of 2009 compared to $280 thousand in the same year ago period. Of this increase, $211 thousand is attributable to a special assessment levied by the FDIC as of June 30, 2009 and paid on September 30, 2009. Expenses related to foreclosed real estate increased $221 thousand, or 167.4%, to $353 thousand in the first nine months of 2009 from $132 thousand in the first nine months of 2008.  In addition, the Company incurred $456 thousand in expense associated with the write-down to fair value of a foreclosed property in the first nine months of 2009.  Professional fees increased $248 thousand, or 73.6%, to $585 thousand in the first nine months of 2009, as costs associated with auditing, legal and loan review services have increased between the to two nine month periods.

The Company has made several cost reductions to minimize the effects of the current economic climate by reducing its controllable expenses.  Salaries and employee benefits, inclusive of a $328 thousand accrual for a former executive’s severance, have decreased $73 thousand, or 1.3%, due to staff reductions and the elimination of certain benefits in the first nine months of 2009 compared to the same period in 2008.  Advertising and promotion expenses decreased $234 thousand, or 61.7%, in the first nine months of 2009 from the same period in 2008 as the Company has reduced its agency-based marketing program.  Furniture, equipment and data processing expenses decreased $128 thousand, or 11.4%, between the two nine month periods as depreciable asset lives have expired and replacement purchases have been curtailed.  Other non-interest expenses decreased $79 thousand, or 7.0%, to $1.1 million in the first nine months of 2009 as the Company continues to monitor its expenses.

Index

Income Taxes - The Company’s federal and state income tax provision decreased $90 thousand, or 15.7%, to $485 thousand for the nine months ended September 30, 2009 from $575 thousand recorded for the first nine months of 2008.  This 2008 income tax provision does not reflect the change in tax treatment resulted from the EESA, which permitted the Company to deduct the $3.5 million OTTI charge for the Company’s holding in Fannie Mae and Freddie Mac perpetual preferred stock as an ordinary loss for tax purposes.  Since the EESA was not enacted until the fourth quarter of 2008, the Company could not recognize this tax benefit as part of its 2008 nine month results. The tax benefit of approximately $1.3 million was recognized in the fourth quarter of 2008. The Company’s effective tax rate was 21.7% for the nine months period ended September 30, 2009 and is below the statutory tax rate due to tax-exempt interest on securities, earnings on the investment in life insurance and the low New York state tax rate for the Company’s subsidiary, SCBNY Company, Inc.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 TO DECEMBER 31, 2008
At September 30, 2009 the Company had total assets of $452.5 million compared to total assets of $440.6 million at December 31, 2008, an increase of 2.7%, or $11.9 million.  Loans receivable, net of unearned income increased $9.5 million to $330.4 million at September 30, 2009 from $320.9 million at December 31, 2008 and securities available for sale increased $17.8 million, or 28.5%, to $80.0 million since year end 2008.  These increases were funded through an increase in total deposits of $9.0 million, or 2.5%, to $369.1 million at September 30, 2009 from $360.1 million at December 31, 2008, and declines in cash and cash equivalents of $5.6 million, or 26.9%, to $15.3 million and trading securities of $9.3 million, or 70.1%, to $4.0 million at September 30, 2009, from year-end 2008.

Cash and Cash Equivalents - The Company’s cash and cash equivalents decreased by $5.6 million at September 30, 2009 to $15.3 million from $20.9 million at December 31, 2008.  This decrease reflects an $11.3 million decrease in the Company’s federal funds sold and interest bearing accounts with other banks to $2.0 million at September 30, 2009 from $13.3 million at year-end 2008, offset by a $5.6 million increase in cash and due from bank balances to $13.2 million at September 30, 2009 from $7.6 million at year end 2008.  The excess federal funds sold balances at December 31, 2008 were used to purchase securities and fund loan demand during the first nine months of 2009.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $17.7 million from $62.3 million at December 31, 2008 to $80.0 million at September 30, 2009.  During the first nine months of 2009 the Company purchased $38.1 million in new available for sale securities, $1.8 million in available for sale securities matured, $2.8 million were called and $9.4 million were repaid.  Net amortization expenses were $75 thousand and $8.1 million in available for sale securities were sold in the first nine months of 2009.  As of September 30, 2009 trading securities balances decreased $9.3 million to $4.0 million due to the net effect of $4.2 million in calls, $3.2 million in sales, $1.9 million in pay downs and net amortization expenses and by $21 thousand in holding gains on trading securities.

The carrying value of the available for sale portfolio at September 30, 2009 includes a net unrealized gain of $971 thousand, reflected as an accumulated other comprehensive gain of $583 thousand in stockholders’ equity, net of a deferred income tax liability of $388 thousand.  This compares with an unrealized loss at December 31, 2008 of $897 thousand, shown as an accumulated other comprehensive loss of $538 thousand in stockholders’ equity, net of a deferred income tax asset of $359 thousand.  Management considers the unrealized gains and losses to be temporary and primarily resulting from changes in the interest rate environment.  The Company sold its remaining Fannie Mae and Freddie Mac equity securities in August of 2009.  The Company had considered these high-risk securities at December 31, 2008 and now holds no high risk securities or derivatives as of September 30, 2009.  There were no held to maturity securities at September 30, 2009 or December 31, 2008.

Loans - The loan portfolio comprises the largest class of earning assets of the Company. Total loans receivable, net of unearned income, at September 30, 2009 increased $9.5 million to $330.4 million from $320.9 million at year-end 2008.  The balance in loans secured by non-residential property accounts for 54.1% of the Company’s total loan portfolio and increased $13.7 million, to $178.7 million at September 30, 2009 from $165.0 million on December 31, 2008.  One to four family residential mortgage loans increased $7.3 million, from $84.4 million at December 31, 2008 to $91.7 million at September 30, 2009.  During the first nine months of 2009, the Company had a net decrease in commercial and industrial loans of $3.5 million, or 15.6%, to $18.9 million and construction and land development loans decreased $9.1 million, or 23.6%, to $29.4 million from year-end 2008.  The Company does not originate sub-prime or unconventional one to four family real estate loans.

Index

The increase in loans was funded during the first nine months of 2009 by an increase in deposits and decrease in federal funds sold.  The loan to deposit ratios at September 30, 2009 and December 31, 2008 were 88.1% and 87.5%, respectively.

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, loans past due 90 days and still accruing, restructured loans not on non-accrual, foreclosed real estate owned (“OREO”) and equity securities with OTTI charge, increased by $8.8 million to $23.8 million at September 30, 2009 from $15.0 million at year end 2008. The Company’s non-accrual loans increased $3.6 million to $13.3 million at September 30, 2009 from $9.7 million at December 31, 2008 and loans past due over 90 days and still accruing totaled $4.3 million at September 30, 2009. There were no loans past due over 90 days and still accruing at December 31, 2008.  Non-accrual loans at September 30, 2009 primarily consist of loans which are collateralized by real estate.  Restructured loans which were not on non-accrual at September 30, 2009 increased $581 thousand to $1.9 million from $1.3 million at December 31, 2008.  In addition, foreclosed real estate increased by a net of $516 thousand as $1.5 million in properties were foreclosed on, $504 thousand in foreclosed properties were sold and one property was written down by $456 thousand during the first nine months of 2009.  On December 31, 2008 impaired Fannie Mae and Freddie Mac equity securities held a fair value of $93 thousand and were sold in August of 2009 at $245 thousand.

Impaired loans, on which the Company has measured impairment based on the fair value of the loan’s collateral, increased $10.0 million to $19.2 million at September 30, 2009 from $9.2 million at year-end 2008, net of valuation allowances of $979 thousand and $2.1 million, respectively.

The Company seeks to actively manage its non-performing assets.  In addition to monitoring and collecting on delinquent loans, management maintains a loan review process for customers with aggregate relationships of $500 thousand or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1.0 million or more if the credit(s) are secured in whole or substantial part by real estate.

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

(Dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans	$13,263	$9,745
Non-accrual loans to total loans	4.01%	3.04%
Non-performing assets	$23,789	$15,004
Non-performing assets to total assets	5.26%	3.41%
Allowance for loan losses as a % of non-performing loans	26.09%	52.62%
Allowance for loan losses to total loans	1.53%	1.81%

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

At September 30, 2009, the total allowance for loan losses decreased $749 thousand, or 12.9%, to $5.1 million, as compared to $5.8 million at December 31, 2008.  The total provision for loan losses was $1.6 million and there were $2.5 million in charge-offs and $144 thousand in recoveries for the first nine months of 2009.  The decrease reflects net charge-offs partially offset by new provisions to provide for potential collateral shortfalls caused by the decline in current real estate values, combined with increases deemed necessary by management due to continued general economic weakness.  The majority of the total charge offs was related to one construction loan which was written down by over $1.6 million.  The allowance for loan losses as a percentage of total loans was 1.53% at September 30, 2009 and 1.81% at December 31, 2008.

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Company has recorded goodwill of $2.8 million at September 30, 2009 and December 31, 2008, related to the acquisition of an insurance agency on October 1, 2001 with an additional $486 thousand in December 31, 2006 for the acquisition of the Port Jervis, New York branch. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually, during the fourth quarter, for impairment.  Any impairment of goodwill results in a charge to income.  The estimated fair value of the reporting segment has exceeded its book value; therefore, no write-down of goodwill has been required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $9.0 million, or 2.5%, from $360.1 million at December 31, 2008 to $369.1 million at September 30, 2009.  The Company’s total non-interest bearing deposits increased $4.2 million to $39.0 million at September 30, 2009 from $34.8 million at December 31, 2008 and interest-bearing deposits increased $4.8 million to $330.1 million at September 30, 2009 from $325.3 million at December 31, 2008.  In the first quarter of 2008 the Company began offering a promotional rate on a savings deposit product which must be opened in conjunction with a checking account.  The focus of the promotion was to attract banking relationships with lower-costing core deposits and reduce the Company’s dependency on higher priced time deposits.  As a result of the continued promotion, total savings account balances have increased $30.6 million, or 22.4%, to $167.0 million at September 30, 2009 from $136.5 million on December 31, 2008.  Total NOW account balances decreased a net $619 thousand to $55.6 million, as public fund NOW account balances decreased $3.2 million and personal and business NOW accounts increased $2.6 million at September 30, 2009 from year-end balances.  Time deposit balances have decreased $25.6 million to $95.6 million, due to depositors transferring balances into the promotional savings account and $12.0 million in municipal time deposits maturing.

Included in time deposit balances at September 30, 2009 are $298 thousand in brokered time deposits, a decrease of $240 thousand from $538 thousand at December 31, 2008.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The Company had $33.1 million in borrowings, at a weighted average interest rate of 4.25%, at both September 30, 2009 and December 31, 2008.  The borrowings at September 30, 2009 consisted of $30.0 million in advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate and a $3.1 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2009 was 1.74%.  The capital securities are redeemable by the Company during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (codified within ASC 810), our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity - Stockholders' equity, inclusive of accumulated other comprehensive income, net of income taxes, was $34.7 million at September 30, 2009 and year-end 2008.  Retained earnings increased $1.6 million to $6.3 million due to $1.7 million in net income earned in the first nine months of 2009, offset by cash dividends paid of $99 thousand.  In order to preserve capital, the Board of Directors has elected not to declare any dividends in the first nine months of 2009. Accumulated other comprehensive income increased $1.1 million to $583 thousand, due to increases in unrealized gains on securities available for sale, net of income tax.  The September 30, 2009 balance in common stock remained relatively unchanged at $27.8 million, as the compensation expense of restricted stock awards increased common stock by $42 thousand and was offset by retiring $30 thousand in treasury stock.

Index

LIQUIDITY AND CAPITAL RESOURCES
It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2009, had the ability to borrow up to $69.8 million against selected mortgages and investment securities as collateral for borrowings.  At September 30, 2009, the Bank had outstanding borrowings with the FHLBNY totaling $33.1 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $47.9 million at the Federal Home Loan Bank of New York and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At September 30, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  At September 30, 2009, liquid investments totaled $15.3 million and all mature within 30 days.

At September 30, 2009, the Company had $80.0 million of securities classified as available for sale.  Of these securities, $13.9 million had $692 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market price recovery.

On September 28, 2009 FDIC Board proposed a prepaid assessment plan to recapitalize the Deposit Insurance Fund (DIF) by proposing that all institutions prepay their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009.   The Company anticipates that its prepaid assessment would be approximately $3.1 million.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At September 30, 2009, the Bank's Tier I and Tier II capital ratios were 11.85% and 13.11%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of September 30, 2009, the Bank had a leverage ratio of 8.91%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2009 totaled $36.5 million and consisted of $10.1 million in commitments to grant commercial real estate, construction and land development loans, $13.5 million in home equity lines of credit, $10.7 million in other unused commitments and $2.2 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Index

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  On April 27, 2005, the Company’s Board increased this plan to 100,000 shares; on April 19, 2006 to 150,000 shares, on August 23, 2007 to 250,000 shares and on April 22, 2009 to 400,000 shares of the Company’s common stock.  As of September 30, 2009, 246,562 shares had been purchased as part of the plan and 153,438 shares were left to be purchased under the plan.  No shares were purchased during the third quarter of 2009.

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
Date: November 13, 2009