Form 10-K
period 2009-12-31
SUSSEX BANCORP
filed 2010-03-22
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐           No ☒

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of June 30, 2009 was $14,456,470.  The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 11, 2010 was 3,317,548.

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

BUSINESS OF THE COMPANY
The Company's primary business is ownership and supervision of the Bank and Tri-State, a subsidiary of the Bank.  The Company, through the Bank, conducts a traditional commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the northwest New Jersey, northeast Pennsylvania and Orange County, New York trade areas.  The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans. The Company is also a party to a joint venture with PNC Mortgage, Inc., called SussexMortgage.com LLC which originates one to four family mortgage loans for funding by third party investors for sale into the secondary market.  Servicing is released to the third party investors.

Through the Bank's subsidiary, Tri-State, the Company operates a full service general insurance agency, offering both commercial and personal lines of insurance.  The Company considers this to be a separate business segment.

Index

SERVICE AREA
The Company's service area primarily consists of the Sussex County, New Jersey; Orange County, New York; and Pike County, Pennsylvania markets; although the Company makes loans throughout New Jersey. The Company operates its main office in Franklin, New Jersey and nine branch offices in Vernon, Montague, Sparta, Wantage, Newton, Andover and Augusta, New Jersey and Port Jervis and Warwick, New York.  Our market area is among the most affluent in the nation.

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

PERSONNEL
At December 31, 2009, the Company employed 105 full-time employees and 18 part-time employees.  None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served when reviewing acquisitions or mergers.

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public, such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Index

In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”).  Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards, and which elect to become “financial holding companies”, are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA.  These activities include certain insurance, securities and merchant banking activities.  In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies.  As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

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

INSURANCE OF DEPOSITS
During the third quarter of 2008, Congress instituted the Emergency Economic Stabilization Act (the "EESA") to address the dysfunctional credit markets.  Among other things, the Act authorized a temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account.  The increase in deposit insurance will expire on December 31, 2013.  In addition, the FDIC implemented an optional program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC. The Bank elected not to opt out of this program, and is paying the required additional assessment.  This increase in deposit insurance will expire on June 30, 2010.  If either of these programs is not extended, the prior limits described below, will go back into effect.

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

Index

insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

The FDIC significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009.  As increased, the adjusted base assessment rates range from 7 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment of 10 basis points of the amount of deposits in excess of $250,000 held in non-interest bearing transactional accounts under the enhanced insurance program discussed above.

The FDIC also imposed a special assessment during 2009 equal to the lesser of 10 basis points on deposits or 5 basis points on total assets less Tier I capital.  The Company paid $211,411 on September 30, 2009 on adjusted assets as of June 30, 2009.  Finally, the FDIC Board adopted a prepaid assessment plan to recapitalize the Deposit Insurance Fund (DIF) by requiring all institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009.   The Company’s prepaid assessment was $3.1 million. This assessment will be expensed by the Company over the period the premiums would otherwise have been paid.

DIVIDEND RIGHTS
Under the Banking Act, a Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

LEGISLATIVE AND REGULATORY CHANGES
On October 8, 2008, the Emergency Economic Stabilization Act (the “EESA”) was signed into law. Among other things, the EESA provided for the United States Treasury (the “UST”) to implement the Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). Under the CPP, the UST purchased shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%, increasing to 9% if the preferred stock is not redeemed within five (5) years of the issue date. In addition, participating institutions must issue to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST’s preferred stock investment, and comply with reporting requirements, compensation restrictions and dividend and stock repurchase limitations imposed under the EESA and UST regulations. The Company elected not to participate in the CPP.

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

SOX includes very specific additional disclosure requirements and corporate government rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•	audit committees;
•	certification of financial statements by the chief executive officer and the chief financial officer;
•	management’s assessment of a company’s internal controls over financial reporting, and a company’s auditor’s certification of such assessment;

Index

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

On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law.  This law restricts money laundering by terrorists in the United States and abroad.  This act specifies new "know your customer" requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution.  Banking regulators will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers.  In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

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

Our non-performing assets have substantially increased over the past two years, and this has, and will continue, to affect our results of operations.  Since year end 2007, our total non-performing assets have increased to $24.3 million, or 5.33% of our total assets, from $14.0 million, or 3.56% of our total assets. The increase in non-performing assets reflects difficulties experienced by borrowers due to declining real estate values and the general slowdown in the economy in our trade area. The increase in non-performing assets has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our non-performing assets will further negatively affect our results of operations. We can give you no assurance that our non-performing assets will not increase further.

Our FDIC deposit insurance premiums have increased and may continue to increase, substantially increasing our non-interest expense.  During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures.  In 2008, we paid $385 thousand in deposit insurance assessments and in 2009 this increased to $936 thousand. The FDIC increased its assessment in the second quarter of 2009, which raised insurance premiums for the healthiest banks by 7 basis points, with the new assessments ranging from 12 to 77.5 basis points. Banks that have opted to remain eligible for the FDIC’s increased insurance program for non-interest bearing deposit must also pay an assessment of 10 basis points of the amount of non-interest bearing deposits in excess of $250,000.  The FDIC also imposed a special assessment of the lessor of 5 basis points of total assets minus Tier I capital or 10 basis points of insured deposits as of June 30, 2009, paid on September 30, 2009.  This special assessment totaled $211,411.  In addition on December 31, 2009 a prepaid assessment of $3.1 million was paid to the FDIC to cover future assessments through December of 2012.  These additional costs will adversely affect our results of operations.

Index

Our earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.  We have experienced growth, and our future business strategy is to continue to expand.  Historically, the growth of our loans and deposits has been the principal factor in our increase in net-interest income.  In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted.  Our ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest-rate trends.

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

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.  The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2009, the Company’s allowance for loan losses was $5.5 million.  The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management and, periodically, by an independent loan review function and by the Audit Committee.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and

Index

these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

We are in competition with many other financial service providers, including larger commercial banks which have greater resources than us.  The banking industry within our trade area is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends upon our ability to serve small business clients in a more responsive manner than the large and mid-size financial institutions against whom we compete in our principal market area. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently-formed banks seeking to compete as “home town” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

The Company’s information systems may experience an interruption or breach in security.  The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer-relationship management, general ledger, deposit, loan and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability; any of which could have a material adverse affect on the Company’s financial condition and results of operations.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company conducts its business through its principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, its ten banking offices, and its insurance agency office.  The following table sets forth certain information regarding the Company's properties as of December 31, 2009.  All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Leased	March, 2012
96 Route 206 Augusta, New Jersey	Leased	July, 2015
378 Route 23 Wantage, New Jersey	Owned	N/A
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2013
20-22 Fowler Street Port Jervis, New York	Leased	June, 2016
65-67 Main Street Warwick, New York	Leased	December, 2011

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

No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2009.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the NASDAQ Global Market, under the symbol "SBBX".   As of December 31, 2009, the Company had approximately 613 holders of record of its common stock.

The following table shows the high and low sales price, by quarter, for the common stock, as well as dividends declared, for the last two fiscal years, as adjusted for the 6.5% stock dividend paid on November 12, 2008:

2009	High Sales Price:	Low Sales Price:	Dividends Declared:

4th Quarter	$5.15	$3.24	$0.000
3rd Quarter	$5.74	$3.00	$0.000
2nd Quarter	$5.35	$3.50	$0.000
1st Quarter	$5.87	$1.99	$0.030

2008	High Sales Price:	Low Sales Price:	Dividends Declared:

4th Quarter	$8.75	$3.50	$0.000
3rd Quarter	$9.50	$6.93	$0.065
2nd Quarter	$13.00	$8.01	$0.065
1st Quarter	$12.89	$9.74	$0.065

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data))	2009	2008	2007	2006	2005
SUMMARY OF INCOME:
Interest income	$23,055	$22,653	$22,808	$19,998	$15,547
Interest expense	8,053	10,843	11,387	8,249	4,328
Net interest income	15,002	11,810	11,421	11,749	11,219
Provision for loan losses	3,404	1,350	1,930	733	1,138
Net interest income after provision for loan losses	11,598	10,460	9,491	11,016	10,081
Other income	5,544	1,991	5,616	5,244	4,873
Other expenses	14,679	14,589	13,148	12,648	11,603
Income (loss) before income tax expense (benefit)	2,463	(2,138)	1,959	3,612	3,351
Income tax expense (benefit)	452	(1,096)	450	1,148	952
Net income (loss)	$2,011	$(1,042)	$1,509	$2,464	$2,399

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	3,247,723	3,291,710	3,354,828	3,359,529	3,368,788
Diluted	3,258,549	3,291,710	3,385,052	3,395,880	3,408,933

PER SHARE DATA:
Basic earnings (loss) per share	$0.62	$(0.32)	$0.45	$0.73	$0.71
Diluted earnings (loss) per share	0.62	(0.32)	0.45	0.73	0.70
Cash dividends (2)	0.03	0.20	0.26	0.26	0.19
Stock dividends	0.0%	6.5%	0.0%	0.0%	5.0%

BALANCE SHEET:
Loans, net	$327,463	$315,067	$295,506	$258,936	$208,720
Total assets	454,841	440,595	393,532	356,297	313,182
Total deposits	372,075	360,081	308,538	295,770	256,847
Total stockholders’ equity	34,527	31,910	34,440	34,592	32,924
Average assets	463,616	419,725	379,155	332,912	291,368
Average stockholders’ equity	33,390	33,699	35,046	33,710	32,368

PERFORMANCE RATIOS:
Return on average assets	0.43%	-0.25%	0.40%	0.74%	0.82%
Return on average stockholders’ equity	6.02%	-3.09%	4.31%	7.31%	7.41%
Average equity/average assets	7.20%	8.03%	9.24%	10.13%	11.11%
Net interest margin	3.60%	3.12%	3.31%	3.91%	4.34%
Efficiency ratio (3)	71.44%	105.71%	77.17%	74.43%	72.10%
Other income to net interest income plus other income	26.98%	14.43%	32.96%	30.86%	30.28%
Dividend payout ratio	5%	-63%	58%	36%	26%

BANK CAPITAL RATIOS: (4)
Tier I capital to average assets	9.07%	8.59%	7.72%	8.54%	9.23%
Tier I capital to total risk-weighted assets	11.91%	11.04%	9.66%	10.46%	12.40%
Total capital to total risk-weighted assets	13.17%	12.29%	10.91%	11.63%	13.55%

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans	6.13%	3.44%	4.28%	1.01%	0.65%
Non-performing assets to total assets	5.33%	3.41%	3.35%	0.75%	0.44%
Net loan charge-offs to average total loans	1.14%	0.22%	0.05%	0.00%	0.43%
Allowance for loan losses to total gross loans at period end	1.65%	1.81%	1.71%	1.27%	1.24%
Allowance for loan losses to non-performing loans (5)	26.92%	52.62%	39.96%	125.61%	190.04%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends.
(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.
(4)	As the Company has consolidated assets of less than $500 million, it does not have a minimum consolidated requirement. The ratios presented are those of the Bank.
(5)	Non-performing loans includes non-accrual loans, loans past due 90 days and still accruing and restructured loans not on non-accrual.

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This discussion is intended to assist in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this report.

MANAGEMENT STRATEGY
The Company's goal is to serve as a community-oriented financial institution serving the northwestern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  While offering traditional community bank loan and deposit products and services, the Company obtains significant non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State"), insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 2 to the Consolidated Financial Statements for December 31, 2009 included herein for more financial data regarding our two segments.

FORWARD LOOKING STATEMENTS
When used in this discussion the words: “believes”, “anticipates”, “contemplated”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those discussed under Item 1A – “Risk Factors” of this Annual Report on Form 10-K and to the following: changes to interest rates, the ability to control costs and expenses, the Company’s ability to integrate new technology into its operations, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, the impact of changing statutory and regulatory requirements on the Company and the risks inherent in integrating acquisitions into the Company and commencing operations in new markets.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES
Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements for December 31, 2009 included herein.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Stock Compensation Plans. The Company currently has several stock plans in place for employees and directors of the Company.  The Company accounts for stock-based compensation under the accounting guidance of FASB ASC 718, Compensation-Stock Compensation, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over predefined vesting periods.

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax assets and liabilities.  Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax expense is the result of changes between deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation and securities available for sale.

Goodwill and Other Intangible Assets. The Company has recorded goodwill of $2.8 million at December 31, 2009 primarily related to the acquisition of Tri-State Insurance Agency in October of 2001.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.   The Company performs its annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  The Company determined that no impairment write-offs were necessary during 2009 and 2008.

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

Investment Securities Impairment Evaluation. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if the Company does not intend to sell the security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than–temporary impairment of the security in earnings and the remaining portion in other comprehensive income.  For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-then-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  The Company did not have any held for maturity securities in 2009 and 2008.  The Company did not recognize an other-than-temporary impairment charge in 2009 and did record a $3.5 million other-than-temporary impairment in 2008.

COMPARISION OF OPERATING RESULTS AT YEAR-END DECEMBER 31, 2009 and 2008

Overview. Total assets were $454.8 million at year-end 2009 compared to $440.6 million at year-end 2008, an increase of $14.2 million, or 3.2%.  Total loans, net of the allowance for loan losses, increased $12.4 million, or 3.9%, to $327.5 million at December 31, 2009 from $315.1 million at December 31, 2008.  Total deposits increased by $12.0 million, or 3.3% to $372.1 million at December 31, 2009 from $360.1 million at December 31, 2008.  The increase in the Company’s balance sheet was driven by core deposit growth, which funded the increases in loan receivable balances.

Index

Results of Operations. For the year ended December 31, 2009, the Company returned to profitability, earning net income of $2.0 million compared to a net loss of $1.0 million for prior year.  Basic and diluted earnings per share were $0.62 for the year ended December 31, 2009 compared to basic and diluted loss per share of ($0.32) for the same period last year.  For the year ended December 31, 2009 the Company had 3,247,723 average basic shares outstanding, compared to 3,291,710 average basic shares for the year ended December 31, 2008, as adjusted for the 6.5% stock dividend.

The Company’s results are primarily attributable to the increase in the net interest income of $3.2 million and the absence of the $3.5 million other-than-temporary impairment charge recognized by the Company in 2008 related to certain Fannie Mae and Freddie Mac securities held by the Company, offset by a $2.0 million increase to the provision for loan losses.  The Company’s net interest margin increased 48 basis points to 3.60% in 2009 from 3.12% in 2008, while its net interest spread (i.e., the difference between the average yield on the Company’s interest earning assets and the average rate on its interest bearing liabilities) increased 66 basis points to 3.39% in 2009 from 2.73% in 2008.  These changes reflect reductions in the yield on the Company’s earning assets being more than offset by reductions in the cost of the Company’s liabilities in a declining rate environment.

Comparative Average Balance and Average Interest Rates
The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2009 and 2008.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months Ended December 31,
(Dollars in thousands)	2009			2008
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$28,102	$1,747	6.22%	$23,720	$1,458	6.15%
Taxable	59,035	2,587	4.38%	47,234	2,266	4.80%
Total securities	87,137	4,334	4.97%	70,954	3,724	5.25%
Total loans receivable (4)	326,740	19,259	5.89%	307,845	19,150	6.22%
Other interest-earning assets	19,208	45	0.23%	14,749	261	1.77%
Total earning assets	433,085	$23,638	5.46%	393,548	$23,135	5.88%

Non-interest earning assets	36,355			31,359
Allowance for loan losses	(5,824)			(5,182)
Total Assets	$463,616			$419,725

Sources of Funds:
Interest bearing deposits:
NOW	$57,928	$582	1.00%	$58,878	$798	1.36%
Money market	14,709	177	1.21%	23,769	527	2.22%
Savings	169,541	2,759	1.63%	85,707	2,350	2.74%
Time	101,565	2,803	2.76%	127,475	5,071	3.98%
Total interest bearing deposits	343,743	6,321	1.84%	295,829	8,746	2.96%
Borrowed funds	33,139	1,426	4.30%	35,971	1,507	4.19%
Junior subordinated debentures	12,887	306	2.38%	12,887	590	4.57%
Total interest bearing liabilities	389,769	$8,053	2.07%	344,687	$10,843	3.15%

Non-interest bearing liabilities:
Demand deposits	38,154			39,303
Other liabilities	2,303			2,036
Total non-interest bearing liabilities	40,457			41,339
Stockholders' equity	33,390			33,699
Total Liabilities and Stockholders' Equity	$463,616			$419,725

Net Interest Income and Margin (5)		$15,585	3.60%		$12,292	3.12%

(1)	Includes loan fee income
(2)	Average rates on securities are calculated on amortized costs
(3)	Full taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4)	Loans outstanding include non-accrual loans
(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Index

Net Interest Income. Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities.  Changes in volume and mix of interest-earning assets and the interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities, directly affect net interest income.

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $3.3 million, or 26.8%, to $15.6 million for the year ended December 31, 2009 compared to $12.3 million in 2008.  Total interest income, on a fully taxable equivalent basis, increased $500 thousand to $23.6 million in 2009 compared to $23.1 million in 2008.  Our total interest income reflects a net increase in the volume of interest earning assets, offset by a net decrease in the average rate earned on those assets.  Total average earning assets increased by $39.6 million to $433.1 million from $393.5 million for the year ended December 31, 2008.  The average rate earned on total earning assets declined 42 basis points to 5.46% in 2009 from 5.88% for 2008.

Interest expense decreased by $2.7 million to $8.1 million for the year ended December 31, 2009 from $10.8 million for the year ago period as a result of decreases in market rates of interest. The average balance of interest bearing liabilities increased $45.1 million, to $389.8 million for the year ended December 31, 2009 from $344.7 million the year earlier. The average rate paid on interest bearing liabilities decreased 108 basis points to 2.07% for the current year from 3.15% for the year ended December 31, 2008.

The net interest margin increased, on a fully taxable equivalent basis, by 48 basis points to 3.60% in the year ended December 31, 2009 compared to 3.12% for the same period in 2008.

The decrease in rate earned on earning assets and the decrease in rate paid on interest bearing liabilities reflects the declining rate environment, as Federal Reserve rate cuts implemented to stimulate the economy have resulted in lower market rates on credit.  In addition, higher non-accrual loan balances in 2009 compared to 2008 negatively impacted the yield earned on earning assets in 2009.

Interest Income. Total interest income, on a fully taxable equivalent basis, increased to $23.6 million for the year ended December 31, 2009 compared to $23.1 million for the year ended December 31, 2008.  Interest income from the securities portfolio increased by $610 thousand and interest income from the loan portfolio increased by $109 thousand, offset by a decline in interest income of $216 thousand in other interest-earning assets.

Total interest income on the loan portfolio increased by $109 thousand to $19.3 million for the current year from $19.2 million in 2008.  Although the average balance in the loan portfolio increased $18.9 million, or 6.1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, the average rate earned on loans decreased 33 basis points to 5.89% for the year ended December 31, 2009 from 6.22% for the same period in 2008.  This is the result of non-accrual loan balances increasing $7.4 million during the year ended December 31, 2009 from the prior year end and lower market rates of interest.

Total interest income on securities, on a fully taxable equivalent basis, increased $610 thousand, or 16.4%, from the year ended December 31, 2008 to the same period in 2009, while the average balance of securities increased $16.2 million over the same two periods.  The average rate decreased 28 basis points, from 5.25% in 2008 to 4.97% for 2009.  The yield on taxable securities declined 42 basis points to 4.38% in 2009 from 4.80%, a year earlier as the average balance in taxable securities increased $11.8 million.  On a tax equivalent basis the yield on tax exempt securities increased 7 basis points to 6.22% in 2009 from 6.15% a year earlier, as the average balance in tax exempt securities increased $4.4 million between the two years.

Interest Expense. The Company’s interest expense for the year ended December 31, 2009 decreased $2.7 million, or 25.7%, to $8.1 million from $10.8 million for the same period in 2008, as the average balance in interest-bearing liabilities increased $45.1 million, or 13.1%, to $389.8 million from $344.7 million between the two periods.  The average rate paid on total interest-bearing liabilities decreased by 108 basis points from 3.15% for the year ended December 31, 2008 to 2.07% for the same period in 2009.  The decrease in interest expense reflects a decline in current market rates of interest and the Company’s continued promotion of a highly competitive savings product yielding lower average rates of interest compared to time deposits.

The promotion of the savings account product, which began in the first quarter of 2008, has changed the Company’s average balance breakdown between products.  Time deposits, which represented 43 percent of total interest-bearing deposits in 2008, have been surpassed by average savings deposits in 2009, which now account for 49 percent of the average interest-bearing deposit balances.  The average balance in savings accounts increased $83.8 million, or 97.8%, to $169.5 million for the year ended December 31, 2009 from $85.7 million for the same period in 2008, as

Index

the average rate paid on those deposits decreased 111 basis points to 1.63% for the year ended December 31, 2009 from 2.74% for the year ended December 31, 2008 following declining market rate of interest trends.

The average balance of time deposits has decreased by $25.9 million, or 20.3%, to $101.6 million for the year ended December 31, 2009 compared to $127.5 million the prior year.  The average rate paid on time deposits decreased 122 basis points from 3.98% for the period ended December 31, 2008 to 2.76% for the same period in 2009.  The average balance in money market accounts has decreased $9.1 million, or 38.1%, to $14.7 million for the year ended December 31, 2009 from $23.8 million for the same period in 2008.   The average rate paid on money market deposits decreased 101 basis points from 2.22% to 1.21% between year end 2008 and year end 2009.

The average balance in the Company’s borrowed funds decreased $2.8 million, or 7.9%, to $33.1 million in the year ended December 31, 2009 as a $3.0 million nine month repurchase agreement bearing an interest rate of 2.21% matured in December of 2008.  At December 31, 2009, the Company’s borrowed funds consisted of six convertible notes and one amortizing advance from the Federal Home Loan Bank.  The interest expense on borrowed funds decreased $81 thousand to $1.4 million for the year ended December 31, 2009 from $1.5 million for the same period in 2008, while the average rate paid on borrowed funds increased 11 basis points to 4.30% for the year 2009 from 4.19% in 2008.

The Company’s average balance in junior subordinated debentures remained unchanged at $12.9 million for the year ended December 31, 2009 and 2008.  The interest rate paid on the debentures, which is tied to the three month LIBOR, resets quarterly and averaged 2.38% for the year ended December 31, 2009, a decline of 219 basis points from the average rate paid in 2008 of 4.57%.

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

	December 31, 2009 v. 2008
	Increase (decrease)
	Due to changes in:
(Dollars in thousands)	Volume	Rate	Total
Securities:
Tax exempt	$272	$17	$289
Taxable	491	(170)	321
Total securities (1)	763	(153)	610
Total loans receivable (2)	1,142	(1,033)	109
Other interest-earning assets	61	(277)	(216)
Total net change in income on interest-earning assets	1,966	(1,463)	503
Interest bearing deposits:
NOW	(13)	(203)	(216)
Money Market	(159)	(191)	(350)
Savings	1,639	(1,230)	409
Time	(905)	(1,363)	(2,268)
Interest bearing deposits	562	(2,987)	(2,425)
Borrowed funds	(121)	40	(81)
Junior subordinated debentures	-	(284)	(284)
Total net change in expense on interest-bearing liabilities	441	(3,231)	(2,790)
Change in net interest income	$1,525	$1,768	$3,293

(1)	Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
(2)	Includes loan fee income

Provision for Loan Losses. The provision for loan losses in 2009 was $3.4 million compared to a provision of $1.4 million in 2008, an increase of $2.0 million.  The increase in the provision is primarily attributable to an increase in non-performing loans, which is due to adverse economic conditions and declining real estate collateral values in the Company’s trade area.  As a result of these conditions, the Company’s non-performing loan balance increased to $20.4 million at December 31, 2009 from $11.0 million at December 31, 2008.  The Company believes these loans are adequately provided for in its loan loss provision or are sufficiently collateralized at December 31, 2009.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance

Index

during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income. The Company’s non-interest income increased by $3.5 million to $5.5 million for the year ended December 31, 2009 from $2.0 million for the same period in 2008.  The increase is primarily attributable to the absence of impairment charges in 2009, while the Company incurred an other-than-temporary impairment charge on equity securities of $3.5 million in connection with certain Fannie Mae and Freddie Mac perpetual preferred stock in 2008.  The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service charges on deposit accounts.   The Company incurred decreases in both of these areas as service charges on deposit account income decreased $67 thousand, or 4.4%, to $1.5 million in 2009 and insurance commissions decreased $223 thousand, or 8.9%, to $2.3 million for the year ended December 31, 2009 from $2.5 million for the same period in 2008.  Holding gains on trading securities also declined by $194 thousand to $5 thousand for the year ended December 31, 2009 from $199 thousand one year earlier.  Offsetting these decreases, gains on the sale of premises and equipment increased $206 thousand, to $203 thousand for the year ended December 31, 2009 compared to a loss of $3 thousand for the year ended December 31, 2008 and gains on the sale of foreclosed real estate increased $248 thousand between the same two periods.  Non-interest income from SussexMortgage.com for the year ended December 31, 2009 was $102 thousand as compared to $111 thousand a year earlier and is included in other non-interest income.

Non-Interest Expense. Total non-interest expense increased $90 thousand, or 0.6%, from $14.6 million in 2008 to $14.7 million in 2009.  The Company has made several cost reductions to minimize the effects of the current economic climate by reducing its controllable expenses.  Efficiencies were gained by decreases in salaries and employee benefits, inclusive of a $328 thousand accrual for a former executive’s severance, of $194 thousand, or 2.6%. Furniture, fixtures and data processing expenses have decreased $195 thousand, or 13.2%, in 2009 over 2008 as the expiration of depreciable asset lives have been greater than replacement purchases.  Advertising and promotion expenses decreased $290 thousand, or 61.8%, in 2009 compared to the same period in 2008 as the Company has reduced its agency-based marketing program. Professional fees increased $147 thousand to $768 thousand for the year ended December 31, 2009. This increase is substantially related to the Company’s non-performing assets. Asset quality deterioration also contributed to an increase of $19 thousand in expense for the write-down of foreclosed real estate and $92 thousand in expenses related to the foreclosed properties.  The write-downs are due to the decline in fair value of these foreclosed properties, and the additional expense is related to the ongoing cost to maintain those foreclosed properties held by the Bank.  During 2009, our expense for FDIC deposit insurance premiums increased by $551 thousand, due to a one time special assessment of $211 thousand and higher assessments rates applicable to all insured institutions in 2009.

Income Taxes. The Company’s provision for income taxes was $452 thousand for the year ended December 31, 2009, while the Company recognized a tax benefit of $1.1 million for the year ended December 31, 2008.  The tax benefit in 2008 was attributable to the loss of Fannie Mae and Freddie Mac perpetual preferred stock being recognized as an ordinary loss, rather than a capital loss.

COMPARISION OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2009 AND 2008

At December 31, 2009, the Company had total assets of $454.8 million compared to total assets of $440.6 million at December 31, 2008, an increase of $14.2 million, or 3.2%. Net loans increased $12.4 million, or 3.9%, to $327.5 million at December 31, 2009 from $315.1 million at December 31, 2008.  Total deposits increased to $372.1 million at December 31, 2009 from $360.1 million at December 31, 2008.

Cash and Cash Equivalents. The Company's cash and cash equivalents increased by $2.2 million or 10.4%, at December 31, 2009 to $23.1 million from $20.9 million at December 31, 2008.  This increase reflects the Company's increase in federal funds sold of $1.0 million to $14.3 million at December 31, 2009 from $13.3 million at year-end 2008. In addition, cash and due from banks increased $1.2 million to $8.8 million at December 31, 2009 from $7.6 million one year earlier.

Trading Securities and Securities Portfolio.  The Company's securities portfolio is designed to provide interest income, including tax-exempt income, and also provide a source of liquidity, diversify the earning assets portfolio, allow for management of interest rate risk, and provide collateral for public fund deposits and borrowings.  Securities are classified as either trading securities or available for sale securities.  The portfolio is composed primarily of obligations of U.S. Government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and tax-exempt municipal bonds.

Index

The Company periodically conducts reviews to evaluate whether unrealized losses on its investment securities portfolio are deemed temporarily impaired or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of the Company’s debt and equity securities have been evaluated as of December 31, 2009 and the Company does not consider any security impaired.  The Company evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  The Company’s securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation the Company does not intend to sell any security in an unrealized loss position, and it is more likely than not that the Company will not have to sell any of its securities before recovery of its cost basis.

All securities are classified as trading securities or available for sale securities and are stated at fair value.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity net of taxes.  Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar requirements.  The Company has no securities classified as held to maturity.  Management determines the appropriate classification of securities at the time of purchase.

The following table shows the carrying value of the Company's available for sale security portfolio as of December 31, 2009, 2008 and 2007.  Securities available for sale are stated at their fair value.

	December 31,
(Dollars in thousands)	2009	2008	2007
U.S. Government agencies	$15,002	$7,963	$6,740
State and political subdivisions	25,877	23,859	23,384
Mortgage-backed securities	28,082	28,701	16,321
Corporate debt securities	1,007	-	-
Equity securities	1,347	1,749	1,952
Total available for sale	$71,315	$62,272	$48,397

Trading securities, at fair value, consist of the following at December 31, 2009, 2008 and 2007.

(Dollars in thousands)	2009	2008	2007
U.S. Government agencies	$-	$5,744	$4,242
Mortgage-backed securities	2,955	7,546	10,017
Total trading securities	$2,955	$13,290	$14,259

The Company's securities, available for sale, increased by $9.0 million, or 14.5%, to $71.3 million at December 31, 2009 from $62.3 million at December 31, 2008.  The Company purchased $45.1 million in new securities during 2009, $17.5 million in securities were sold and $19.7 million in securities matured, were called and were repaid.  There was a $1.1 million net increase in unrealized gains in the available for sale portfolio; a $134 thousand realized gain on the sale of available for sale securities and $127 thousand in net amortization expense recorded during 2009.

As of December 31, 2009 trading securities balances decreased $10.3 million to $3.0 million from $13.3 million at December 31, 2008, due to $2.5 million in paydowns and amortization expense, $7.8 million in sales or called securities and a realized gain of $5 thousand.  There were no purchases of trading securities during 2009.  The securities portfolio contained no high-risk securities or derivatives as of December 31, 2009.

The contractual maturity distribution and weighted average yield of the Company's securities, available for sale, at December 31, 2009 are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

Index

December 31, 2009	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$1,500	1.45%	$5,774	2.89%	$-	-	$7,664	2.74%
State and political subdivisions	3,427	1.24%	-	-	-	-	22,560	4.34%
Mortgage-backed securities	-	-	32	5.27%	1,505	4.53%	25,801	5.48%
Corporate debt securities	1,005	3.72%	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	1,806	2.78%
Total available for sale	$5,932	1.71%	$5,806	2.90%	$1,505	4.53%	$57,831	4.59%

The Company holds $2.0 million in Federal Home Loan Bank of New York stock at December 31, 2009 that it does not consider an investment security.  Ownership of this restricted stock is required for membership in the Federal Home Loan Bank of New York.

Loans. The loan portfolio comprises the largest component of the Company's earning assets.  Total loans receivable, net of unearned income, at December 31, 2009 increased $12.1 million, or 3.8% to $333.0 million from $320.9 million at year-end 2008.  During the year ended December 31, 2009, new originations have exceeded payoffs both through scheduled maturities and prepayments. Increases in balances in 2009 occurred in loans secured by non-residential real estate (an increase of $18.2 million, or 11.1%), and loans secured by residential 1- 4 family real estate (an increase of $9.1 million, or 10.8%).  These increases were partially offset by declines in construction and land development loans (a decrease of $10.9 million, or 28.3%), and commercial and industrial loans (a decrease of $5.3 million, or 23.9%).  The Company continued to process mortgage originations in-house and through its joint venture with the PNC Mortgage, Inc.

The following table summarizes the composition of the Company's loan portfolio by type as of December 31, 2005 through 2009:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial and industrial loans	$17,016	$22,346	$20,702	$18.298	$16,667
Non-residential real estate loans	183,262	165,019	154,559	139,428	110,391
One to four family residential property loans	93,558	84,412	70,597	60,960	47,409
Construction and land development loans	27,555	38,413	41,954	30,094	23,154
Consumer loans	978	1,248	1,483	1,620	1,550
Other loans	10,770	9,572	11,470	12,055	12,318
Total gross loans	$333,139	$321,010	$300,765	$262,455	$211,489

The increase in loans was funded during 2009 by an increase in the Company's deposits. The end of year loan to deposit ratios for 2009 and 2008 were 88.0% and 87.5%, respectively.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2009 are presented in the following table.

	December 31, 2009
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Real estate:
Commercial mortgage	$15,158	$16,958	$151,147
Construction and land development	25,965	50	1,540
Residential mortgage	1,539	6,603	85,416
Total real estate	42,662	23,611	238,102
Commercial and industrial	3,791	8,051	5,173
Consumer and other	225	1,262	10,261
Total loans	$46,679	$32,924	$253,536
Interest rates:
Predetermined	38,326	23,897	97,543
Floating	8,353	9,027	155,993
Total loans	$46,679	$32,924	$253,536

Index

Loan and Asset Quality. Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, renegotiated loans not on non-accrual, foreclosed real estate and impaired securities.  Total non-performing assets increased by $9.3 million, or 61.7%, to $24.3 million at year end 2009 from $15.0 million at year end 2008.  The Company's non-accrual loan balance increased $7.4 million to $17.1 million at December 31, 2009 from $9.7 million at December 31, 2008.  There were $1.4 million in loans past due over 90 days and still accruing interest, $1.9 million in renegotiated loans not on non-accrual, $3.8 million in foreclosed real estate and no impaired securities at December 31, 2009.

The largest increase in non-performing assets was an $8.2 million increase in non-accrual real estate loans. As residential non-accrual real estate loans decreased $439 thousand from $897 thousand at December 31, 2008, non-residential non-accrual real estate loans increased $8.7 million to $12.1 million at year-end 2009.  This increase is reflective of the overall decline in the economy and commercial real estate market.  As a result of this increase in non-performing loans, the ratio of non-performing loans to total loans increased to 6.13% at December 31, 2009 from 3.44% one year earlier.

The Company seeks to actively manage its non-performing assets.  In addition to active monitoring and collecting on delinquent loans, management has a loan review process for customers with aggregate relationships of $500,000 or more if the credit(s) are unsecured or secured, in whole or substantial part, by collateral other than real estate and $1,000,000 or more if the credit(s) are secured in whole or substantial part by real estate.

Management continues to monitor the Company's asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2005 through 2009.

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans:
Commercial	$240	$336	$449	$-	$-
Consumer	1	11	11	-	-
Construction	4,307	5,042	10,210	465	-
Mortgage	12,590	4,356	1,631	942	816
Total nonaccrual loans	17,138	9,745	12,301	1,407	816
Loans past due 90 days and still accruing	1,392	-	69	746	535
Restructured loans	1,885	1,302	494	506	25
Total non-performing loans	20,415	11,047	12,864	2,659	1,376
Impaired securities	-	93	-	-	-
Foreclosed real estate	3,843	3,864	-	-	-
Total non-performing assets	$24,258	$15,004	$12,864	$2,659	$1,376
Non-performing loans to total loans	6.13%	3.44%	4.28%	1.01%	0.65%
Non-performing assets to total assets	5.33%	3.41%	3.27%	0.75%	0.44%
Interest income received on nonaccrual loans	$488	$61	$50	$10	$42
Interest income that would have been recorded under the original terms of the loans	$1,153	$858	$653	$127	$48

Allowance for Loan Losses. The allowance consists of general and allocated components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected losses derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2009, the allowance for loan losses was $5.5 million, a decrease of $317 thousand, or 5.5%, from $5.8 million at December 31, 2008.  The provision for loan losses was $3.4 million and there were $3.9 million in

Index

charge-offs and $152 thousand in recoveries during 2009.  The allowance for loan losses as a percentage of total loans was 1.65% at December 31, 2009 compared to 1.81% on December 31, 2008.

The decrease in the allowance was due to two significant charge-offs taken in 2009 totaling $2.6 million.  One charge-off was related to the decline in the real estate value on a one to four family construction project and the second, on a commercial real estate investment project.  Offsetting these charge-offs was a $2.0 million increase in the provision for loan losses, mostly due to increased balances in non-performing loans coupled by declines in appraisal values and an increase in historical loss trends.  The Company continually evaluates loans for impairment in conjunction with an active appraisal review process to determine collateral values in a timely manner.

The table below presents information regarding the Company's provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$5,813	$5,140	$3,340	$2,615	$2,274
Provision charged to operating expenses	3,404	1,350	1,930	733	1,138
Recoveries of loans previously charged-off:
Commercial	4	-	2	-	198
Consumer	17	30	46	86	11
Real Estate	131	9	6	-	1
Total recoveries	152	39	54	86	210
Loans charged-off:
Commercial	1,344	34	70	-	398
Consumer	66	110	102	94	80
Real Estate	2,463	572	12	-	529
Total charge-offs	3,873	716	184	94	1,007
Net charge-offs	3,721	677	130	8	797
Balance at end of year	$5,496	$5,813	$5,140	$3,340	$2,615
Net charge-offs to average loans outstanding	1.14%	0.22%	0.05%	0.00%	0.43%
Allowance for loan losses to year-end loans	1.65%	1.81%	1.71%	1.27%	1.24%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2009		2008		2007
		% of		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
Commercial	$380	5.11%	$526	6.96%	$438	6.88%
Consumer and other loans	94	3.53%	55	3.37%	72	4.31%
Real estate, construction and development:
Commercial	4,695	63.28%	4,519	63.37%	4,367	65.34%
Residential	327	28.08%	713	26.30%	263	23.47%
Total	$5,496	100.00%	$5,813	100.00%	$5,140	100.00%

	Allowance for Loans Losses at December 31,
	2006		2005
		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial	$405	6.97%	$477	7.88%
Consumer and other loans	66	5.21%	42	6.55%
Real estate, construction and development:
Commercial	2,674	64.59%	1,939	63.15%
Residential	195	23.23%	157	22.42%
Total	$3,340	100.00%	$2,615	100.00%

Index

Premises and Equipment; Other Assets. Premises and equipment decreased by $1.4 million, or 17.1%, from $8.5 million at December 31, 2008 to $7.1 million at December 31, 2009.  This decrease is largely due to the sale of a bank owned property for $1.1 million, with a net gain on the sale of $203 thousand and depreciation expenses of $755 thousand for the year ended December 31, 2009.

Other assets increased from $9.7 million at December 31, 2008 to $12.2 million at December 31, 2009, an increase of $2.6 million, or 26.5%.  This increase was primarily due to the prepayment of three years of FDIC assessments totaling $2.9 million.

Deposits. Total deposits increased $12.0 million, or 3.3%, from $360.1 million at December 31, 2008 to $372.1 million at December 31, 2009.  Non-interest bearing deposits decreased $629 thousand, or 1.8%, to $34.2 million at December 31, 2009 from $34.8 million at December 31, 2008; interest-bearing deposits increased $12.6 million, or 3.9%, to $337.9 million at December 31, 2009 from $325.3 million at December 31, 2008.  The increase in interest bearing deposits was attributable to the Company’s offering of a highly competitive savings product. Although this product has increased the rate paid on savings accounts, management believes it is a more cost effective source of deposits than time deposits, and provides greater opportunities to establish stronger customer relationships and cross marketing opportunities. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Total average deposits increased $46.8 million from $335.1 million for the year ended December 31, 2008 to $381.9 million for the year ended December 31, 2009, a 14.0% increase.  Average time deposits decreased $25.9 million, or 20.3% to $101.6 million for 2009, from $127.5 million for 2008.  Average money market accounts decreased to $14.7 million for 2009, a decrease of $9.1 million, or 38.1%, from $23.8 million for 2008.  The change in the deposit portfolio reflects the offering of a competitive savings product. The average savings account balances increased $83.8 million, or 97.8% from $85.7 million for 2008 to $169.5 million for 2009.  The Company’s average non-interest bearing demand deposits decreased $1.1 million, or 2.9%, during 2009.

The average balances and weighted average rates paid on deposits for 2009, 2008 and 2007 are presented below.

	Year Ended December 31,
	2009 Average		2008 Average		2007 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$38,154		$39,303		$37,663
Now accounts	57,928	1.00%	58,878	1.36%	60,377	2.12%
Money market accounts	14,709	1.21%	23,769	2.22%	37,317	3.69%
Savings	169,541	1.63%	85,707	2.74%	38,142	0.91%
Time	101,565	2.76%	127,475	3.98%	138,633	4.85%
Total deposits	$381,897		$335,132		$312,132

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2009 is presented in the following table.

(Dollars in thousands)	2009
3 months or less	$6,377
3 to 6 months	12,918
6 to 12 months	12,067
Over 12 months	6,890
Total	$38,252

Borrowings. Borrowings consist of long-term advances from the Federal Home Loan Bank.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  At December 31, 2009 and 2008 the Company had $33.1 million in notes outstanding at a weighted average interest rate of 4.25%.

Index

The Company had no short-term borrowings outstanding at December 31, 2009.  The following table summarizes short-term borrowing and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Average daily amount of short-term borrowings outstanding during the period	$22	$185	$28
Weighted average interest rate on average daily short-term borrowings	0.38%	2.87%	5.67%
Maximum short-term borrowings outstanding at any month-end	-	$1,175	$2,650
Short-term borrowings outstanding at period end	-	-	-
Weighted average interest rate on short-term borrowings at period end	-	-	-

Junior Subordinated Debentures. On June 28, 2007, the Company raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2009 was 1.69%.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.   The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I Capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (codified within ASC 810), our wholly-owned subsidiaries, Sussex Capital Trust I and Sussex Capital Trust II, are not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier I Capital subject to specified limitations.

Equity.  Stockholders' equity inclusive of accumulated other comprehensive income, net of income taxes, was $34.5 million at December 31, 2009, an increase of $2.6 million from the $31.9 million at year-end 2008.  Stockholders' equity increased due to $2.0 million in net income recorded in 2009, a $52 thousand increase from compensation expense for restricted stock grants and an unrealized gain on securities available for sale, net of income tax, of $683 thousand.  These increases were offset by a $30 thousand decrease in common stock due to the purchase and retirement of treasury shares and cash dividends paid of $99 thousand.

LIQUIDITY AND CAPITAL RESOURCES
It is management's intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Company is a member of the Federal Home Loan Bank of New York and at December 31, 2009 had the ability to borrow up to $65.3 million against selected mortgages as collateral for borrowings.  The Company also has available an overnight line of credit and a one-month overnight repricing line of credit, each in the amount of $47.9 million at the Federal Home Loan Bank and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

The Company has borrowings that consist of advances from the Federal Home Loan Bank ("FHLB").  The Company's long-term borrowings total $33.1 million at December 31, 2009 and are secured under terms of a blanket collateral agreement by a pledge of certain mortgage loans.  The borrowings consist of six long-term notes that mature between December 21, 2010 and December 26, 2017, each with convertible options which allow the FHLB to change the note to then current market rates, and one $3.1 million amortizing advance that matures on November 3, 2010.  The interest rates on these borrowings range from 3.66% to 5.14%.

At December 31, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational customer credit needs could be satisfied.  At December 31, 2009, liquid investments totaled $23.1 million, and all mature within 30 days.

At December 31, 2009, the Company had $3.0 million in trading securities and $71.3 million in securities available for sale.  Of the available for sale securities, $30.1 million had $929 thousand of unrealized losses and therefore are not available for liquidity purposes because management’s intent is to hold them until market recovery.

The Bank's regulators have classified and defined bank capital as consisting of Tier I Capital, which includes tangible stockholders' equity for common stock and certain preferred stock and other hybrid instruments, and Tier II Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

Index

The Bank's regulators have implemented risk based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2009, the Bank's Tier I and Tier II capital ratios were 11.91% and 13.17%, respectively. The Company also maintained $830 thousand in cash and cash equivalents which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2009, the Bank had a leverage ratio of 9.07%.

Off-Balance Sheet Arrangements. The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at December 31, 2009 totaled $33.0 million.  This consisted of $580 thousand in commitments to grant commercial and residential loans, $2.4 million in commercial and residential construction lines of credit, $6.8 million in commercial lines of credit, $13.8 million in home equity lines of credit, and the remainder in other unused commitments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

INTEREST RATE RISK
An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates.  Interest rate sensitivity is the volatility of a Company's earnings from a movement in market interest rates.  Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk.  We do not employ gap analysis as a rate risk management tool, but rather we rely upon earnings at risk analysis to forecast the impact on our net interest income of instantaneous 100 and 200 basis point increases in market rates.  In assessing the impact on earnings, the rate shock analysis assumes that no change occurs in our funding sources or types of assets in response to the rate change.

Our Board of Directors has established limits for interest rate risk based on the percentage change in interest income we would incur in differing interest rate scenarios.  At December 31, 2009 the percentage of change in interest income in the event of a 100 or 200 basis point change in interest rates was within the policy limits.

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

The following table sets forth our interest rate risk profile at December 31, 2009 and 2008.  The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	2009			2008
	Change in	Percent	Gap as a	Change in	Percent	Gap as a
	Net Interest	Change in Net	% of	Net Interest	Change in Net	% of
(Dollars in thousands)	Income	Interest Income	Total Assets	Income	Interest Income	Total Assets
Down 200 basis points	$(1,070)	-0.24%	11.82%	$(412)	-0.09%	4.71%
Down 100 basis points	(227)	-0.05%	5.03%	76	0.02%	-1.74%
Up 100 basis points	(233)	-0.05%	-5.14%	(497)	-0.11%	-11.37%
Up 200 basis points	(837)	-0.19%	-9.25%	(1,376)	-0.32%	-15.75%

Index

IMPACT OF INFLATION AND CHANGING PRICES
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, the level of interest rates has a more significant impact on a financial institution's performance than general levels of inflation.  Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which are affected by inflation.  Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of the Company's assets and liabilities are more indicative of its ability to maintain acceptable performance levels.  Management of the Company monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities, thus seeking to minimize the potential effect of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS	30

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008	31

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008	32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008	33

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008	34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	35

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-ON CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sussex Bancorp
Franklin, New Jersey

We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. Sussex Bancorp and its subsidiary’s management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Allentown, Pennsylvania
March 22, 2010

Index

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars In Thousands)	2009	2008

ASSETS
Cash and due from banks	$8,779	$7,602
Federal funds sold	14,300	13,310
Cash and cash equivalents	23,079	20,912

Interest bearing time deposits with other banks	100	100
Trading securities	2,955	13,290
Securities available for sale	71,315	62,272
Federal Home Loan Bank Stock, at cost	2,045	1,975

Loans receivable, net of unearned income	332,959	320,880
Less: allowance for loan losses	5,496	5,813
Net loans receivable	327,463	315,067

Foreclosed real estate, net of allowance for losses of $893 for 2009	3,843	3,864
and $437 in 2008
Premises and equipment, net	7,065	8,526
Accrued interest receivable	1,943	2,115
Goodwill	2,820	2,820
Other assets	12,213	9,654

Total Assets	$454,841	$440,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$34,155	$34,784
Interest bearing	337,920	325,297
Total Deposits	372,075	360,081

Borrowings	33,090	33,146
Accrued interest payable and other liabilities	2,262	2,571
Junior subordinated debentures	12,887	12,887

Total Liabilities	420,314	408,685

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 5,000,000 shares authorized;
issued shares 3,259,786 in 2009 and 3,261,362 in 2008;
outstanding shares 3,245,811 in 2009 and 3,248,417 in 2008	27,805	27,783
Retained earnings	6,577	4,665
Accumulated other comprehensive income (loss)	145	(538)

Total Stockholders' Equity	34,527	31,910

Total Liabilities and Stockholders' Equity	$454,841	$440,595

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars In Thousands Except Per Share Data)	2009	2008

INTEREST INCOME
Loans receivable, including fees	$19,259	$19,150
Securities:
Taxable	2,587	2,266
Tax-exempt	1,164	976
Federal funds sold	30	259
Interest bearing deposits	15	2
Total Interest Income	23,055	22,653

INTEREST EXPENSE
Deposits	6,321	8,746
Borrowings	1,426	1,507
Junior subordinated debentures	306	590
Total Interest Expense	8,053	10,843

Net Interest Income	15,002	11,810
PROVISION FOR LOAN LOSSES	3,404	1,350
Net Interest Income after Provision for Loan Losses	11,598	10,460

OTHER INCOME
Service fees on deposit accounts	1,467	1,534
ATM fees	480	464
Insurance commissions and fees	2,284	2,507
Investment brokerage fees	137	151
Holding gains on trading securities	5	199
Gain on sale of securities, available for sale	134	150
Gain (loss) on sale of premises and equipment	203	(3)
Gain (loss) on sale of foreclosed real estate	190	(58)
Impairment write-downs on equity securities	-	(3,526)
Other	644	573
Total Other Income	5,544	1,991

OTHER EXPENSES
Salaries and employee benefits	7,351	7,545
Occupancy, net	1,302	1,299
Furniture, equipment and data processing	1,286	1,481
Stationary and supplies	178	192
Professional fees	768	621
Advertising and promotion	179	469
Insurance	194	171
FDIC Assessment	936	385
Postage and freight	139	155
Amortization of intangible assets	18	49
Write-down on foreclosed real estate	456	437
Expenses related to foreclosed real estate	347	255
Other	1,525	1,530
Total Other Expenses	14,679	14,589

Income (Loss) before Income Taxes	2,463	(2,138)
PROVISION (BENEFIT) FOR INCOME TAXES	452	(1,096)
Net Income (Loss)	$2,011	$(1,042)

EARNINGS (LOSS) PER SHARE
Basic	$0.62	$(0.32)
Diluted	$0.62	$(0.32)

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2009 and 2008

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands, Except Per Share Data)	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2007	3,093,699	$26,651	$7,774	$15	$-	$34,440

Comprehensive loss:
Net loss	-	-	(1,042)	-	-	(1,042)
Change in unrealized losses on securities
for available for sale, net of tax	-	-	-	(553)	-	(553)
Total Comprehensive Loss	(1,595)

Treasury shares purchased	(54,765)	-	-	-	(390)	(390)
Treasury shares retired	-	(390)	-	-	390	-
Exercise of stock options	3,606	34	-	-	-	34
Income tax benefit of stock options exercised	-	1	-	-	-	1
Restricted stock vested during the period (a)	4,025	-	-	-	-	-
Compensation expense related to stock option
and restricted stock grants	-	76	-	-	-	76
Dividends on common stock ($0.20 per share)	-	-	(654)	-	-	(654)
6.5% stock dividend	201,852	1,411	(1,413)	-	-	(2)

Balance December 31, 2008	3,248,417	27,783	4,665	(538)	-	31,910

Comprehensive income:
Net income	-	-	2,011	-	-	2,011
Change in unrealized gains on securities
for available for sale, net of tax	-	-	-	683	-	683
Total Comprehensive Income	2,694

Treasury shares purchased	(7,500)	-	-	-	(30)	(30)
Treasury shares retired	-	(30)	-	-	30	-
Restricted stock vested during the period (a)	4,894	-	-	-	-	-
Compensation expense related to stock option
and restricted stock grants	-	52	-	-	-	52
Dividends on common stock ($0.03 per share)	-	-	(99)	-	-	(99)

Balance December 31, 2009	3,245,811	$27,805	$6,577	$145	$-	$34,527

(a) Balance of unvested shares of restricted stock: 13,975 in 2009 and 12,945 in 2008

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in Thousands)	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$2,011	$(1,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,404	1,350
Provision for depreciation and amortization	773	1,002
Net change in trading securities	10,335	969
Impairment charge on preferred securities	-	3,526
Net amortization of securities premiums and discounts	127	12
Net realized gain on sale of securities	(134)	(150)
Net (gain) loss on sale of premises and equipment	(203)	3
Net realized (gain) loss on sale of foreclosed real estate	(190)	58
Provision for foreclosed real estate	456	437
Deferred income taxes	976	(1,844)
Earnings on investment in life insurance	(156)	(105)
Compensation expense for stock options and stock awards	52	76
(Increase) decrease in assets:
Accrued interest receivable	172	(80)
Other assets	(3,852)	111
Increase (decrease) in accrued interest payable and other liabilities	(309)	105

Net Cash Provided by Operating Activities	13,462	4,428

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(45,067)	(36,692)
Proceeds from sale of securities	17,456	9,679
Maturities, calls and principal repayments	19,713	8,828
Net increase in loans	(17,575)	(26,008)
Proceeds from the sale of foreclosed real estate	1,552	738
Proceeds from the sale of bank premises and equipment	1,094	-
Purchases of bank premises and equipment	(207)	(370)
(Increase) decrease in FHLB stock	(70)	57

Net Cash Used in Investing Activities	(23,104)	(43,768)

Cash Flows from Financing Activities
Net increase in deposits	11,994	51,543
Proceeds from borrowings	-	3,000
Repayments of borrowings	(56)	(5,054)
Proceeds from the exercise of stock options	-	34
Purchase of treasury stock	(30)	(390)
Dividends paid, net of reinvestments	(99)	(656)

Net Cash Provided by Financing Activities	11,809	48,477

Net Increase in Cash and Cash Equivalents	2,167	9,137

Cash and Cash Equivalents - Beginning	20,912	11,775
Cash and Cash Equivalents - Ending	$23,079	$20,912

Supplementary Cash Flows Information
Interest paid	$8,433	$10,997
Income taxes paid	$575	$450

Supplementary Schedule of Noncash Investing and Financing Activities Supplementary Cash Flows Information
Foreclosed real estate acquired in settlement of loans	$1,775	$5,097

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

Organization and Nature of Operations
Sussex Bancorp’s business is conducted principally through the Bank.  Sussex Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and two branches in Orange County, New York.  As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  Sussex Bancorp is subject to regulation by the Federal Reserve Board.  SCB Investment Company and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State Insurance Agency, Inc. provides insurance agency services mostly through the sale of property and casualty insurance policies.  The Company is also a party to a joint venture with PNC Mortgage, Inc., called SussexMortgage.com LLC, which originates one to four family mortgage loans for funding by third party investors for sale into the secondary market.  Servicing is released to the third party investors.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the other-than-temporary impairment, allowance for loan losses, valuation of goodwill and intangible assets, the valuation of deferred tax assets and the fair value of financial instruments.

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located within Sussex County, New Jersey and adjacent counties in the states of Pennsylvania, New Jersey and New York.  Notes 3 and 4 discuss the types of securities that the Company invests in.  The types of lending that the Company engages are included in Note 5.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and cash equivalents, balances due from banks, interest bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

Trading Securities
The Company engages in trading activities for its own account.  Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in interest income.

Securities
Securities classified as available for sale, including equity securities with readily determinable fair values, are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity.  Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment (“Pending Content” of FASB ASC 320-10). See the “Recent Accounting Pronouncement” section for additional information.

For equity securities, when the Company has decided to sell an impaired available for sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other than temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The Federal Home Loan Bank stock was carried at $2,045,000 and $1,975,000 for the years ended December 31, 2009 and 2008, respectively.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreclosed Assets
Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Foreclosed assets initially are recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in expenses related to foreclosed real estate.

Premises and Equipment
Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets:

Years
Buildings and building improvements	20 - 40
Leasehold improvements	5 - 10
Furniture, fixtures and equipment	5 - 10
Computer equipment and software	3 - 5

Depreciation expense for the years ended December 31, 2009 and 2008 was $755 thousand and $956 thousand, respectively.

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2009 and 2008, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

The Company also has amortizable intangible assets resulting from the acquisition of insurance agencies, which include the value of executive employment contracts and the acquired book of businesses, which were being amortized on a straight-line basis over 3 to 7 years.  The total net amortizable intangible assets were fully amortized during the year ended December 31, 2008 with total accumulated amortization of $523 thousand.

The Company has an amortizable core deposit intangible asset related to the premium paid on the acquisition of deposits.  The core deposit intangible was created on March 24, 2006 in the acquisition of the Port Jervis branch and is being amortized on a seven year accelerated schedule.  This intangible was $30 thousand and $48 thousand, net of accumulated amortization of $90 thousand and $72 thousand as of December 31, 2009 and 2008, respectively.

Other intangible assets are included in other assets on the balance sheets for December 31, 2009 and 2008.  Amortization expense on intangible assets was $18 thousand and $49 thousand for the years ended December 31, 2009, and 2008, respectively.  Amortization expense is estimated to be $14 thousand for the year ending

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, $10 thousand for the year ending December 31, 2011, $5 thousand for the year ending December 31, 2012 and $1 thousand for the year ending December 31, 2013.

Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes
The Company accounts for Income Taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes).  The Company adopted the most recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Management does not believe it has any uncertain tax positions.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

 The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Sussex Bancorp and its subsidiaries file a consolidated federal income tax return. The Company’s federal and state income tax returns for the years ended December 31, 2008, 2007 and 2006 remain subject to examination by respective tax authorities.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Stock Compensation Plans
The Company currently has several stock plans in place for employees and directors of the Company.  Stock compensation accounting guidance (FASB ASC 718, Compensation-Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award.  A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Stock-based compensation expense related to stock plans for the year ended December 31, 2009 and 2008 was $52 thousand and $76 thousand, respectively.

Earnings per Share
Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the agency billing arrangement, the broker bills and collects from the customer directly, retains their commission, and remits the net premium amount to the insurance carrier.  Virtually all agency-billed policies are billed and collected on an installment basis (the number of payments varies by policy).  Tri-State records revenues for the first installment as of the policy effective date.  Revenues from subsequent installments are recorded at the installment due date.  Tri-State records its commission as a percentage of each installment due.

Trust Operations
Trust income is recorded on a cash basis, which approximates the accrual basis.  Securities and other property held by the Company in a fiduciary or agency capacity for customers of the trust department are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

FASB Accounting Standards Codification
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

New Accounting Standards
In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this Update

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company does not expect FASB ASU 2009-16 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company does not expect FASB ASU 2009-17 to have a material impact on its financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”   This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company has evaluated the new pronouncement and does not expect that it will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This Update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:  a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).  This Update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this Update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include: the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.  This Update is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this Update should be applied retrospectively to the first period that an entity adopts Statement 160.  The Company does not expect FASB ASU 2010-02 to have a material impact on its financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect FASB ASU 2010-06 to have a material impact on its financial statements.

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

NOTE 2 –	SEGMENT REPORTING

Segment information for 2009 and 2008 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2009:
Net interest income from external sources	$15,002	$-	$15,002
Other income from external sources	3,260	2,284	5,544
Depreciation and amortization	762	11	773
Income before income taxes	2,357	106	2,463
Income tax expense (1)	410	42	452
Total assets	451,834	3,007	454,841

Year Ended December 31, 2008:
Net interest income from external sources	$11,810	$-	$11,810
Other income from external sources	(516)	2,507	1,991
Depreciation and amortization	965	37	1,002
Loss before income taxes	(2,132)	(6)	(2,138)
Income tax benefit (1)	(1,094)	(2)	(1,096)
Total assets	437,499	3,096	440,595

(1)	Calculated at statutory tax rate of 40%

NOTE 3 –	FAIR VALUE OF ASSETS AND LIABILITIES

The Company adopted FASB ASC 820, Fair Value Measurement and Disclosures, in two steps; effective January 1, 2008, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.  This guidance establishes a new framework for measuring fair value and expands related disclosures.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under FASB ASC 820, there is a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels as of December 31, 2009 and 2008:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2009:
Trading securities	$2,955	$-	$2,955	$-
Available for sale securities	71,315	-	71,315	-

December 31, 2008:
Trading securities	$13,290	$-	$13,290	$-
Available for sale securities	62,272	-	62,272	-

Trading securities, at fair value, consist of the following as of December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

U.S. Government agencies	$-	$5,744
Mortgage-backed securities	2,955	7,546
	$2,955	$13,290

The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There was a holding gain on trading securities recorded on the income statement of $5 thousand for the year ended December 31, 2009 and $199 thousand for the same period in 2008.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2009:
Impaired loans	$4,452	$-	$-	$4,452
Foreclosed real estate	2,385	-	-	2,385

December 31, 2008:
Impaired loans	$2,039	$-	$-	$2,039
Foreclosed real estate	3,360	-	-	3,360

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2009 and 2008:

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

Securities: The fair value of securities, available for sale (carried at fair value) is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (Codified within FASB ASC 310) (“FASB ASC 310”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $6.1 million and $4.1 million, net of valuation allowance of $1.7 million and $2.1 million.  Additional provisions for loan losses of $1.5 million and $1.0 million for 2009 and 2008, respectively, were recorded during these periods.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank Stock (Carried at Cost):   The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Deposit Liabilities (Carried at Cost): The fair values disclosed for demand, savings and club accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings (Carried at Cost): Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Junior Subordinated Debentures (Carried at Cost): Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Accrued Interest Receivable and Accrued Interest Payable (Carried at Cost): The carrying amounts of accrued interest receivable and payable approximate its fair value.

Off-Balance Sheet Instruments (Disclosed at Cost): Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$23,079	$23,079	$20,912	$20,912
Time deposits with other banks	100	100	100	100
Trading securities	2,955	2,955	13,290	13,290
Securities available for sale	71,315	71,315	62,272	62,272
Federal Home Loan Bank stock	2,045	2,045	1,975	1,975
Loans receivable, net of allowance	327,463	330,441	315,067	324,787
Accrued interest receivable	1,943	1,943	2,115	2,115

Financial liabilities:
Deposits	372,075	372,868	360,081	360,900
Borrowings	33,090	34,963	33,146	37,373
Junior subordinated debentures	12,887	9,090	12,887	12,888
Accrued interest payable	361	361	741	741

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 –	SECURITIES

The amortized cost and approximate fair value of securities available for sale as of December 31, 2009 and 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2009
U.S. Government agencies	$14,938	$85	$(21)	$15,002
State and political subdivisions	25,987	221	(331)	25,877
Mortgage-backed securities	27,338	862	(118)	28,082
Corporate debt securities	1,005	2	-	1,007
Equity securities	1,806	-	(459)	1,347
	$71,074	$1,170	$(929)	$71,315

December 31, 2008
U.S. Government agencies	$7,751	$212	$-	$7,963
State and political subdivisions	25,027	39	(1,207)	23,859
Mortgage-backed securities	28,310	529	(138)	28,701
Equity securities	2,081	1	(333)	1,749
	$63,169	$781	$(1,678)	$62,272

Securities with a carrying value of approximately $10.8 million and $24.7 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2009 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,932	$5,925
Due after one year through five years	5,774	5,838
Due after five years through ten years	-	-
Due after ten years	30,224	30,123
Total bonds and obligations	41,930	41,886
Mortgage-backed securities	27,338	28,082
Equity securities	1,806	1,347
Total available for sale securities	$71,074	$71,315

Gross gains on sales of securities available for sale were $181 thousand and $157 thousand and gross losses were $47 thousand and $7 thousand for the years ended December 31, 2009 and 2008, respectively.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities
The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2009
U.S. Government agencies	$8,585	$(21)	$-	$-	$8,585	$(21)
State and political subdivisions	13,208	(82)	2,467	(249)	15,675	(331)
Mortgage-backed securities	4,513	(118)	-	-	4,513	(118)
Equity securities	124	(66)	1,187	(393)	1,311	(459)
Total Temporarily Impaired Securities	$26,430	$(287)	$3,654	$(642)	$30,084	$(929)

December 31, 2008
State and political subdivisions	$18,067	$(954)	$1,038	$(253)	$19,105	$(1,207)
Mortgage-backed securities	9,243	(137)	166	(1)	9,409	(138)
Equity securities	199	(203)	950	(130)	1,149	(333)
Total Temporarily Impaired Securities	$27,509	$(1,294)	$2,154	$(384)	$29,663	$(1,678)

U.S. Government and federal agency obligations. The unrealized losses on the four investments in U.S. government obligations and direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost bases of the investments.  Because the Company does not intend to sell investments and it is not more than likely that the Corporation will be required to sell those investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

State and political subdivisions. The unrealized losses on the twenty six investments in state and political subdivisions were caused primarily by market illiquidity.  Credit risk premiums have increased dramatically during the recent financial crisis.  Spreads have begun to normalize but are still holding at elevated levels as the recovery in the economy begins to unfold.  The wider spreads experienced during the past year have significantly impacted the value of all municipal securities.

Mortgage-backed securities. The unrealized losses on the Company’s six investment in mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Equity securities. The Company’s investments in four marketable equity securities consist primarily of investments in common stock of entities in the financial services industry.  The remaining fair value and unrealized losses are distributed in other entities. All of the Company’s holdings of common stock in the financial services industry are in an unrealized position as of December 31, 2009.  The severity of the impairment is driven by higher projected collateral losses, wider credit spreads and changes in interest rates within the financial services industry.  The Company’s evaluated the prospects of the issuer in relation to the severity and duration of the impairment.  Tier 1 capital averaged under 10% and total risk based capital averaged over 15% in aggregate at 12/31/09.  The financial institutions have Tier 1 capital in excess of 9% as of 12/31/09.  Non-performing assets of the financial institutions averaged 5.00% with reserves averaging 1.92% at 12/31/09. Based on that evaluation and the Company’s ability and

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Other-Than-Temporary Impairment
Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests or will be evaluated for impairment under accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interest in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities.  For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model.  For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

We routinely conduct periodic reviews to indentify and evaluate each investment security to determine whether an other-than temporary impairment has occurred.  Economic models are used to determine whether an other-than temporary impairment has occurred on these securities.  While all securities are considered, the securities primarily impacted by other-than temporary impairment testing are private-label mortgage-backed securities.  For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.  The most significant inputs are default date, severity and prepay speed.  Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings, and other performance indicators of the underlying asset.

During the third quarter of 2008 the Company held Fannie Mae and Freddie Mac perpetual preferred stock with a cost basis of approximately $3.8 million.  These securities were subject to an other-than-temporary impairment (“OTTI”) charge due to the Federal Housing Finance Agency placing both Fannie Mae and Freddie Mac under conservatorship on September 7, 2008.  Although this action did not eliminate the equity in Fannie Mae and Freddie Mac represented by the perpetual preferred stock, it negatively impacted the value of the perpetual preferred stock.   The fair value of these securities at December 31, 2008 was $93 thousand and the OTTI charge taken in the quarter ended September 30, 2008 was $3.5 million.  The Company sold its remaining Fannie Mae and Freddie Mac equity securities in 2009.  The Company had considered these high-risk securities at December 31, 2008 and held no high risk securities or derivatives as of December 31, 2009.  Other declines in fair value are attributable to changes in spread and market conditions and not credit quality, and because the Company did not intend to sell any of these securities, and it was more likely than not that the Company will not have to sell any of these securities before recovery of their cost basis, no securities at December 31, 2009 were deemed to be other than temporarily impaired.

NOTE 5 –	LOANS

The composition of net loans receivable at December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008

Loans secured by one to four family residential properties	$93,558	$84,412
Loans secured by nonresidential properties	183,262	165,019
Loans for construction and land development	27,555	38,413
Loans secured by farmland	6,280	8,561
Commercial and industrial loans	17,016	22,346
Consumer	978	1,248
Other loans	4,490	1,011
	333,139	321,010
Unearned net loan origination (fees) costs	(180)	(130)
Allowance for loan losses	(5,496)	(5,813)
Net Loans Receivable	$327,463	$315,067

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $1.6 million and $2.0 million at December 31, 2009 and 2008, respectively.

NOTE 6 –	ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

Balance, at beginning of year	$5,813	$5,140
Provision for loan losses	3,404	1,350
Loans charged off	(3,873)	(716)
Recoveries	152	39
Balance, at end of year	$5,496	$5,813

Loans on which the accrual of interest has been discontinued amounted to approximately $17.1 million and $9.7 million at December 31, 2009 and 2008, respectively.   Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $1.4 million at December 31, 2009 and $0 thousand at December 31, 2008.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The total recorded investment in impaired loans was $24.8 million and $11.3 million at December 31, 2009 and 2008, respectively.  Impaired loans not requiring an allowance for loan losses were $18.7 million and $7.2 million at December 31, 2009 and 2008, respectively.  Impaired loans requiring an allowance for loan losses were $6.1 million and $4.1 million at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the related allowance for loan losses associated with those loans was $1.7 million and $2.1 million respectively.  For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was $18.7 million and $13.1 million, respectively.  Interest income recognized on such loans during the time each was impaired was $488 thousand and $61 thousand, respectively.  The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

NOTE 7 –	FORECLOSED ASSETS

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets for the year ended December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008

Balance, at beginning of year	$437	$-
Provision for losses	456	437
Balance, at end of year	$893	$437

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses applicable to foreclosed assets for the year ended December 31, 2009 and 2008 include the following:

(Dollars in thousands)	2009	2008

Net loss (gain) on sales of real estate	$(190)	$58
Provision for losses	456	437
Operating expenses, net of rental income	347	255
	$613	$750

NOTE 8 –	PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008

Land and land improvements	$1,959	$2,111
Building and building improvements	5,876	6,726
Leasehold improvements	396	310
Furniture, fixtures and equipment	6,184	6,122
Assets in progress	137	118
	14,552	15,387
Accumulated depreciation	(7,487)	(6,861)
Premises and equipment, net	$7,065	$8,526

During the years ended December 31, 2009 and 2008, depreciation expense totaled $755 thousand and $959 thousand, respectively.  As of December 31, 2009, the Company had outstanding commitments of approximately $39 thousand for computer software upgrades.

NOTE 9 –	DEPOSITS

The components of deposits at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008

Demand, non-interest bearing	$34,155	$34,784
Savings, club and interest-bearing demand	236,204	207,080
Time, other	63,464	76,239
Time, $100 and more	38,252	41,978
Total deposits	$372,075	$360,081

At December 31, 2009, the scheduled maturities of time deposits are as follows (in thousands):

2010	$80,005
2011	13,100
2012	2,026
2013	6,043
2014	489
Thereafter	53
$101,716

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 –	BORROWINGS

At December 31, 2009, the Bank has a line of credit commitment from the Federal Home Loan Bank of New York for overnight advances of up to $95.7 million and a $4.0 million line of credit at Atlantic Central Bankers Bank.  There were no borrowings under these lines of credit at December 31, 2009.

At December 31, 2009 and 2008, under separate arrangements, the Bank had the following borrowings from the Federal Home Loan Bank (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2009	2008

November 3, 2010	N/A	5.00%	$3,090	$3,146
December 21, 2010	December 21, 2003	5.14%	4,000	4,000
December 7, 2016	December 7, 2008	4.00%	5,000	5,000
June 21, 2017	June 21, 2008	4.60%	6,000	6,000
December 7, 2017	December 7, 2017	3.97%	5,000	5,000
December 26, 2017	December 26, 2009	3.66%	5,000	5,000
December 26, 2017	December 26, 2010	3.79%	5,000	5,000
			$33,090	$33,146

Maturities of long-term debt in years subsequent to December 31, 2009 are as follows (in thousands):

2010	$7,090
2011	-
2012	-
2013	-
2014	-
Thereafter	26,000
$33,090

The above convertible notes contain an option which allows the Federal Home Loan Bank (FHLB), at quarterly intervals commencing after each initial conversion date, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at their current market rates.  The Bank has the option to repay these advances, if converted, without penalty.

At December 31, 2009, the above borrowings are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $99.7 million of which the Bank has borrowing capacity of at least 65% of such balance.

NOTE 11 –	JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 1.69% at December 31, 2009.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

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

Future minimum lease payments by year are as follows (in thousands):

2010	$430
2011	403
2012	349
2013	199
2014	186
Thereafter	178
$1,745

Rent expense was $494 thousand and $493 thousand for the years ended December 31, 2009 and 2008, respectively.

NOTE 13 –	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The Company has suspended the employer match as of April 1, 2009.  The amount charged to expense related to this Plan for the years ended December 31, 2009 and 2008 was $46 thousand and $117 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans covering the Company’s Chairman and a former executive officer of the Company whose service was terminated in 2009.  Under the provisions of the Plans, the Company has executed agreements providing the officers a retirement benefit.    For the years ended December 31, 2009 and 2008, $235 thousand and $164 thousand, respectively was charged to expense in connection with the Plans.  The increase in 2009 reflects the acceleration of the liability accrual for the Plan benefiting the terminated executive. At December 31, 2009 and 2008, the Bank had an investment in life insurance of $3.4 million and $3.2 million, respectively, which are included in other assets.  Earnings on the investment in life insurance, included in other income, were $156 thousand and $106 thousand for the years ended December 31, 2009 and 2008, respectively.  Payments from the Plan for one executive started in May of 2008 and the other executive will start in April of 2010.

In March of 2005 the Board of Directors approved an Executive Incentive and Deferred Compensation Plan.  The purpose of the Plan is to motivate and reward for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  No incentive compensation was recorded under the Plan for the years ended December 31, 2009 and 2008.  Participants may elect to receive their award or defer such compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  As of the years ended December 31, 2009 and 2008, the carrying value of deferred compensation was $51 thousand and $49 thousand, respectively.

In July 2006, the Board of Directors adopted a form of Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten (10) years.  As of the years ended December 31, 2009 and 2008, $120 thousand and $85 thousand, respectively, have been deferred.

The Company has an Employee Stock Ownership Plan for the benefit of all employees who meet the eligibility requirements set forth in the Plan.  The amount of employer contributions to the Plan is at the discretion of the Board of Directors.  The contributions charged to expense for the years ended December 31, 2009 and 2008 were $0 thousand and $40 thousand, respectively.  At December 31, 2009 and 2008, 53,531 and 54,631 shares, respectively, of the Company's common stock were held in the Plan.  In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008

Unrealized gains (losses) on available for sale securities	$1,272	$(4,297)
Less: reclassification adjustments for realized gains (losses) and impairment
write-downs included in net income (loss)	134	(3,375)
Net unrealized gains (losses)	1,138	(922)
Tax effect	(455)	369
Net of tax amount	$683	$(553)

NOTE 15–	EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share, adjusted for the 6.5% stock dividend in 2008:

	Income	Shares	Per Share
(In Thousands, Except per Share Amounts)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2009:
Basic earnings per share:
Net income applicable to common stockholders	$2,011	3,248	$0.62
Effect of dilutive securities:
Stock options and nonvested stock awards	-	11
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$2,011	3,259	$0.62

Year Ended December 31, 2008:
Basic earnings per share:
Net loss applicable to common stockholders	$(1,042)	3,292	$(0.32)
Effect of dilutive securities:
Stock options and nonvested stock awards	-	-
Diluted earnings per share:
Net loss applicable to common stockholders
and assumed conversions	$(1,042)	3,292	$(0.32)

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2008, the Company had 12,981 shares not included in the above calculation due to their anti-dilutive effect on earnings per share.

NOTE 16 –	STOCK OPTION PLANS

On October 15, 2008 the Board of Directors approved a 6.5% stock dividend to stockholders of record as of October 29, 2008.  The following data have been adjusted to give retroactive effect to stock dividends declared subsequent to option authorizations, grants and exercises.

During 2001, the stockholders approved the 2001 Stock Option Plan established to provide equity incentives to selected persons.  Options may be granted to employees, officers and directors of the Company or subsidiary.  Options granted under the Plan may be either incentive stock options or non-qualified stock options as designated at the time of grant.  The shares granted under the Plan to directors are non-qualified stock options.  As of December 31, 2009 there were 55,409 shares available for future grants under this Plan.

During 2005, the stockholders approved the 2004 Equity Incentive Plan to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the Plan may be either stock options or restricted stock and are designated at the time of grant.  Options granted under the Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options, which are subject to limitations under Section 422 of the Internal Revenue Code, or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2009, there were 186,953 shares available for future grants under the Plan.

Restricted stock activity for the years ended December 31, 2009 and 2008 are as follows:

	Number of Shares
	2009	2008

Accumulated shares granted	24,819	18,895
Vested during the year	4,894	4,025

Remaining unvested restricted stock grants are expected to vest as follows:

Number of Shares

2010	4,544
2011	3,194
2012	2,669
2013	2,094
2014	1,474
13,975

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

During 1995, the stockholders approved a stock option plan for nonemployee directors (the Directors’ Plan).  This plan expired in 2005, and therefore there are no authorized shares left to be granted.  As of December 31, 2009, 6,230 options were outstanding and will expire from October 2010 to October 2014.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions under all plans are summarized as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate
	Shares	Price per Share	Contractual Term	Intrinsic Value

Outstanding, December 31, 2007	231,975	$12.31
Options exercised	(3,840)	8.80
Options expired	(1,233)	8.65
Options forfeited	(9,531)	11.69
Outstanding, December 31, 2008	217,371	$12.34
Options expired	(1,234)	9.50
Options forfeited	(28,775)	11.93
Outstanding, December 31, 2009	187,362	$12.43	6.10	$-
Exercisable, December 31, 2009	187,362	$12.43	6.10	$-

The following table summarizes information about stock options outstanding at December 31, 2009 as adjusted for stock dividends:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

6.88	1,234	0.8	1,234
8.86	19,483	3.1	19,483
8.90	5,788	2.1	5,788
8.99	17,024	3.8	17,024
9.33	5,875	2.8	5,875
12.25	40,068	13.5	40,068
12.63	7,826	5.8	7,826
13.39	27,050	5.1	27,050
14.67	56,306	4.1	56,306
16.45	6,708	4.8	6,708
	187,362		187,362

There were no stock options exercised during 2009.

Information regarding the Company's restricted stock grants activity for the year ended December 31, 2009 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	12,945	$12.68
Granted	9,570	4.75
Forfeited	(3,646)	7.96
Vested	(4,894)	12.73
Restricted stock, end of year	13,975	$8.34

Total stock-based compensation related to restricted stock awards was $52 thousand for the year ended December 31, 2009.  As of December 31, 2009 there was $79 thousand of unrecognized compensation cost related to non vested restricted stock awards which is expected to be recognized over a weighted average period of 3.08 years.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 –  INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

The components of income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows:
(Dollars in thousands)	2009	2008

Current:
Federal	$(344)	$412
State	(180)	336
	(524)	748
Deferred:
Federal	723	(1,442)
State	253	(402)
	976	(1,844)
	$452	$(1,096)

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of income for the years ended December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009		2008

Federal income tax (benefit) at statutory rate	$837	34%	$(727)	(34%)
Tax exempt interest	(410)	(17)	(329)	(15)
State income tax (benefit), net of federal income tax effect	49	2	(43)	(2)
Other	(24)	(1)	3	-
	$452	18%	$(1,096)	(51%)

The income tax provision includes $54 thousand and $60 thousand in 2009 and 2008, respectively, of income tax expense related to net gains on sales of securities.

The components of the net deferred tax asset at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$2,195	$2,322
Deferred compensation	602	402
Other-than-temporary impairment	-	1,408
Unrealized losses on securities available for sale	-	359
Foreclosed real estate	356	-
Intangible assets	52	58
Other	105	90
Total Deferred Tax Assets	3,235	4,639
Deferred tax liabilities:
Premises and equipment	(181)	(177)
Prepaid expenses	(178)	(176)
Unrealized gain on securities, available for sale	(96)	-
Total Deferred Tax Liabilities	(455)	(353)
Net Deferred Tax Asset	$2,855	$4,286

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 –	TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

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

The related party loan activity for the year ended December 31, 2009 is summarized as follows:

(Dollars in thousands)	2009

Balance, beginning	$2,681
Disbursements	644
Repayments	(209)
Balance, ending	$3,116

Certain related parties of the Company provided legal and appraisal services to the Company.  Such services rendered totaled $22 thousand and $30 thousand during 2009 and 2008, respectively.  The Company paid rent to related parties for an office location in the amount of $171 thousand in 2009 and $166 thousand in 2008.

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

A summary of the Company's financial instrument commitments at December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008

Commitments to grant loans	$580	$2,275
Unfunded commitments under lines of credit	30,268	44,005
Outstanding standby letters of credit	2,157	2,580

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

NOTE 20 –	REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $1.2 million at December 31, 2009.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2009 and 2008 are presented below:

					To be Well
			For Capital Adequacy		Capitalized under Prompt
	Actual		Purposes		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total capital (to risk-weighted assets)	$45,019	13.17%	$>27,351	>8.00%	$>34,189	>10.00%
Tier I capital (to risk-weighted assets)	40,730	11.91	>13,676	>4.00	>20,513	>6.00
Tier I capital (to average assets)	40,730	9.07	>17,956	>4.00	>22,444	>5.00

As of December 31, 2008
Total capital (to risk-weighted assets)	$41,524	12.29%	$>27,023	>8.00%	$>33,778	>10.00%
Tier I capital (to risk-weighted assets)	37,278	11.04	>13,511	>4.00	>20,267	>6.00
Tier I capital (to average assets)	37,278	8.59	>17,361	>4.00	>21,702	>5.00

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

At December 31, 2009, the Bank’s funds available for payment of dividends were $36.1 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2009.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 –	PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2009	2008

Assets:
Cash	$830	$1,012
Investment in subsidiary	44,385	40,192
Securities, available for sale	582	1,140
Loans	1,004	1,038
Accrued interest and other assets	688	1,477
Total Assets	$47,489	$44,859

Liabilities and Stockholders' Equity:
Other liabilities	$75	$62
Junior subordinated debentures	12,887	12,887
Stockholders' Equity	34,527	31,910
Total Liabilities and Stockholders’ Equity	$47,489	$44,859

STATEMENTS OF INCOME
	Year Ended December 31,
(Dollars in thousands)	2009	2008

Dividends from banking subsidiary	$99	$656
Interest and fees on loans	64	68
Interest on investments	26	32
Interest expense on debentures	(306)	(590)
Other expenses	(152)	(131)
Income (loss) before Income Tax Benefit and Equity in
Undistributed Net Income of Banking Subsidiary	(269)	35
Income tax benefit	125	211
Income (loss) before Equity in Undistributed Net
Income of Banking Subsidiary	(144)	246
Equity in undistributed net income (loss) of banking subsidiary	1,768	(1,675)
Equity in undistributed net income of nonbanking subsidiary	387	387
Net Income (Loss)	$2,011	$(1,042)

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$2,011	$(1,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in other assets and liabilities	1,009	(208)
Equity in undistributed net income (loss) of banking subsidiary	(2,154)	1,288
Net Cash Provided by Operating Activities	866	38

Cash Flows Used In Investing Activities:
Securities available for sale:
Maturities, calls and principal repayments	171	139
Net (increase) decrease in loans	34	30
Capital contribution to banking subsidiary	(1,124)	(8,000)
Net Cash Used In Investing Activities	(919)	(7,831)

Cash Flows from Financing Activities:
Cash dividends paid, net of reinvestments	(99)	(656)
Purchase of treasury stock	(30)	(390)
Proceeds from exercise of stock options	0	34
Net Cash Used In Financing Activities	(129)	(1,012)

Net Decrease in Cash and Cash Equivalents	(182)	(8,805)
Cash and Cash Equivalents - Beginning of Year	1,012	9,817
Cash and Cash Equivalents - End of Year	$830	$1,012

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

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

By: /s/ Anthony Labozzetta	By: /s/ Candace A. Leatham
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)  Changes in Internal Control over Financial Reporting

Not applicable

ITEM 9B.	OTHER INFORMATION

Not applicable

Index

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is included in the Definitive Proxy Statement for the Company's 2010 Annual Meeting under the captions "ELECTION OF DIRECTORS", “INFORMATION ABOUT THE BOARD OF DIRECTORS AND MANAGEMENT” and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

The Company’s Code of Conduct governing its Chief Executive Officer and senior financial officers, as well as its Board of Directors, officers and employees, has been adopted as required by the SOX, SEC regulations and the NASDAQ listing standards.  It governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. The Code of Conduct is available on the Company’s website, www.sussexbank.com.

The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name and Position	Age	Principal Occupation for the Past Five Years	Officer Since	Term Expires

Tammy Case	51	Executive Vice President, Loan Administration	2004	N/A

Candace A. Leatham	55	Executive Vice President and Chief Financial Officer	1984	N/A

George Lista	50	Chief Executive Officer, Tri-State Insurance Agency	2001	N/A

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Company's 2010 Annual Meeting under the caption "EXECUTIVE COMPENSATION".  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the Definitive Proxy Statement for the Company's 2010 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference.  It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

Index

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	187,362	$12.43	242,362
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	187,362	$12.43	242,362

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is included in the Definitive Proxy Statement for the Company's 2010 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services of the Registrant’s independent principal accountant is included in the Definitive Proxy Statement for the Company’s 2010 Annual Meeting under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” which is incorporated herein by reference.  It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Sussex Bancorp (a)
3.2	Amended and Restated Bylaws of Sussex Bancorp (b)
4.1	Specimen Common Stock Certificate (c)
10.1	1995 Incentive Stock Option Plan (d)
10.2	2001 Stock Option Plan (e)
10.3	Amendment, dated January 7, 2004, to Employment Agreement dated September 15, 1999 with Donald L. Kovach (f)
10.4	Employment Agreement with Tammy Case dated February 20, 2008 (g)
10.5	Employment Agreement with George Lista dated September 28, 2004 (h)
10.6	Amendment, dated January 7, 2004, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (i)
10.7	Amendment, dated October 17, 2007, to Salary Continuation Agreement dated March 15, 2002 with Donald L. Kovach (j)

Index

10.8	2004 Equity Incentive Plan (k)
10.9	Amended and Restated Director Deferred Compensation Agreement (l)
10.10	Employment Agreement dated January 20, 2010 with Anthony Labozzetta (m)
10.11	Amended and Restated Executive Incentive and Deferred Compensation Plan (n)
21	Subsidiaries of Sussex Bancorp
23	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a) Certification of Anthony Labozzetta
31.2	Rule 13a-14(a) Certification of Candace A. Leatham
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14-A filed March 31, 1997, Exhibit 99.4 of the Company's form 8-B filed December 13, 1996 and Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 28, 2009.

(b)	Incorporated herein by reference to Exhibit 3(ii) to Current Report on Form 8-K filed October 22, 2008.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form SB-2 on October 6, 2004.
(d)	Incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-B filed December 13, 1996.
(e)	Incorporated herein by reference to Exhibit B of the Company’s Definitive Proxy Statement on Form 14-A filed March 19, 2001.
(f)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated herein by reference to Exhibit 10.A and 10.B of the Company’s Form 8-K filed February 26, 2008.
(h)	Incorporated herein by reference to Exhibit 10.A and 10.B respectively of the Company’s Form 8-K filed September 7, 2006.
(i)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 10-QSB for the period ended June 30, 2003.
(j)	Incorporated herein by reference to Exhibit 10.2 and 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2007.
(k)	Incorporated herein by reference to Exhibit C of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, filed on March 15, 2005.
(l)	Incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K filed December 19, 2008.
(m)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 26, 2010.
(n)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

/s/ Anthony Labozzetta
ANTHONY LABOZZETTA
President and
Chief Executive Officer

Dated: March 22, 2010

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Labozzetta	President and Chief Executive Officer	March 22, 2010
Anthony Labozzetta

/s/ Candace A. Leatham	Executive Vice President (Principal	March 22, 2010
Candace A. Leatham	Financial and Accounting Officer)

/s/ Anthony S. Abbate	Director	March 22, 2010
Anthony S. Abbate

/s/ Irvin Ackerson	Director	March 22, 2010
Irvin Ackerson

/s/ Patrick Brady	Director	March 22, 2010
Patrick Brady

/s/ Richard Branca	Director	March 22, 2010
Richard Branca

/s/ Katherine H. Caristia	Director	March 22, 2010
Katherine H. Caristia

/s/ Mark J. Hontz	Director	March 22, 2010
Mark J. Hontz

/s/ Donald L. Kovach	Director	March 22, 2010
Donald L. Kovach

/s/ Edward J. Leppert	Director	March 22, 2010
Edward J. Leppert

/s/ Timothy Marvil	Director	March 22, 2010
Timothy Marvil

/s/ Richard W. Scott	Director	March 22, 2010
Richard W. Scott

/s/ Terry H Thompson	Director	March 22, 2010
Terry H Thompson