Form 10-Q
period 2010-03-31
SUSSEX BANCORP
filed 2010-05-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

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

________________________________________________________________
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
Yes [   ]                  No  [X]

As of May11, 2010 there were 3,322,548 shares of common stock, no par value, issued.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	March 31, 2010	December 31, 2009

ASSETS
Cash and due from banks	$15,694	$8,779
Federal funds sold and interest bearing deposits with other banks	25,705	14,300
Cash and cash equivalents	41,399	23,079

Interest bearing time deposits with other banks	600	100
Trading securities	2,573	2,955
Securities available for sale	73,761	71,315
Federal Home Loan Bank Stock, at cost	2,045	2,045

Loans receivable, net of unearned income	329,782	332,959
Less: allowance for loan losses	6,225	5,496
Net loans receivable	323,557	327,463

Foreclosed real estate, net of allowance for losses of $922 in 2010
and $893 in 2009	4,329	3,843
Premises and equipment, net	7,067	7,065
Accrued interest receivable	1,857	1,943
Goodwill	2,820	2,820
Other assets	11,753	12,213

Total Assets	$471,761	$454,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$37,812	$34,155
Interest bearing	350,259	337,920
Total Deposits	388,071	372,075

Borrowings	33,075	33,090
Accrued interest payable and other liabilities	2,408	2,262
Junior subordinated debentures	12,887	12,887

Total Liabilities	436,441	420,314

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,317,548 in 2010 and 3,259,786 in 2009;
outstanding shares 3,249,005 in 2010 and 3,245,811 in 2009	27,821	27,805
Retained earnings	7,220	6,577
Accumulated other comprehensive income	279	145

Total Stockholders' Equity	35,320	34,527

Total Liabilities and Stockholders' Equity	$471,761	$454,841

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2010	2009

INTEREST INCOME
Loans receivable, including fees	$4,680	$4,808
Securities:
Taxable	514	627
Tax-exempt	263	273
Federal funds sold	7	12
Interest bearing deposits	2	7
Total Interest Income	5,466	5,727

INTEREST EXPENSE
Deposits	1,104	2,169
Borrowings	352	352
Junior subordinated debentures	53	104
Total Interest Expense	1,509	2,625

Net Interest Income	3,957	3,102
PROVISION FOR LOAN LOSSES	737	639
Net Interest Income after Provision for Loan Losses	3,220	2,463

OTHER INCOME
Service fees on deposit accounts	334	367
ATM fees	115	107
Insurance commissions and fees	547	614
Investment brokerage fees	60	47
Holding gains on trading securities	11	35
Gain (loss) on sale of foreclosed real estate	4	(1)
Other	110	168
Total Other Income	1,181	1,337

OTHER EXPENSES
Salaries and employee benefits	1,841	1,783
Occupancy, net	347	352
Furniture, equipment and data processing	299	340
Stationary and supplies	44	45
Professional fees	159	183
Advertising and promotion	51	59
Insurance	56	41
FDIC Assessment	224	150
Postage and freight	31	42
Amortization of intangible assets	4	5
Write-down on foreclosed real estate	29	-
Expenses related to foreclosed real estate	69	183
Other	382	365
Total Other Expenses	3,536	3,548

Income before Income Taxes	865	252
PROVISION (BENEFIT) FOR INCOME TAXES	222	(1)
Net Income	$643	$253

EARNINGS PER SHARE
Basic	$0.20	$0.08
Diluted	$0.20	$0.08

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2010 and 2009
(Unaudited)

				Accumulated
	Number of			Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders'
(Dollars In thousands, except per share amounts)	Outstanding	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$31,910
Comprehensive income:
Net income	-	-	253	-	253
Change in unrealized losses on securities available
for sale, net of tax	-	-	-	(147)	(147)
Total Comprehensive Income					106

Restricted stock vested during the period (a)	2,194	-	-	-	-
Compensation expense related to restricted
stock grants	-	19	-	-	19
Dividends on common stock ($.03 per share)	-	-	(99)	-	(99)

Balance March 31, 2009	3,250,611	$27,802	$4,819	$(685)	$31,936

Balance December 31, 2009	3,245,811	$27,805	$6,577	$145	$34,527
Comprehensive income:
Net income	-	-	643	-	643
Change in unrealized income on securities available
for sale, net of tax	-	-	-	134	134
Total Comprehensive Income					777

Restricted stock vested during the period (a)	3,194	-	-	-	-
Compensation expense related to restricted
stock grants	-	16	-	-	16

Balance March 31, 2010	3,249,005	$27,821	$7,220	$279	$35,320

(a) Balance of unvested shares of restricted stock: 68,543 in 2010 and 20,321in 2009

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Cash Flows from Operating Activities
Net income	$643	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	737	639
Provision for depreciation and amortization	166	215
Net change in trading securities	382	1,975
Net amortization of securities premiums and discounts	31	22
Net realized (gain) loss on sale of foreclosed real estate	(4)	1
Provision for foreclosed real estate	29	-
Earnings on investment in life insurance	(36)	(27)
Compensation expense for stock options and restricted stock awards	16	19
(Increase) decrease in assets:
Accrued interest receivable	86	83
Other assets	402	(281)
Increase (decrease) in accrued interest payable and other liabilities	146	(46)

Net Cash Provided by Operating Activities	2,598	2,853

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(10,002)	(18,198)
Maturities, calls and principal repayments	7,749	3,614
Net (increase) decrease in loans	2,492	(3,364)
Proceeds from sale of foreclosed real estate	166	256
Purchases of interest bearing time deposits	(500)	(2,739)
Purchases of premises and equipment	(164)	(16)
Decrease in FHLB stock	-	1

Net Cash Used in Investing Activities	(259)	(20,446)

Cash Flows from Financing Activities
Net increase in deposits	15,996	40,595
Repayments of borrowings	(15)	(14)
Dividends paid	-	(99)

Net Cash Provided by Financing Activities	15,981	40,482

Net Increase in Cash and Cash Equivalents	18,320	22,889
Cash and Cash Equivalents - Beginning	23,079	20,912
Cash and Cash Equivalents - Ending	$41,399	$43,801

Supplementary Cash Flows Information
Interest paid	$1,549	$2,699
Income taxes paid	$25	$45

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$677	$1,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$643	3,248	$0.20	$253	3,251	$0.08
Effect of dilutive securities:
Stock options	-	42		-	13
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$643	3,290	$0.20	$253	3,264	$0.08

Note 3 – Comprehensive Income (Loss)
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Unrealized holding gain (loss) on available for sale securities	$223	$(245)
Reclassification adjustments for gains (losses) included in net income	-	-
Net unrealized gain (loss)	223	(245)
Tax effect	(89)	98
Other comprehensive income (loss), net of tax	$134	$(147)

Index

Note 4 – Segment Information
The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$3,957	$-	$3,957	$3,102	$-	$3,102
Other income from external sources	634	547	1,181	723	614	1,337
Depreciation and amortization	163	3	166	212	3	215
Income before income taxes	850	15	865	220	32	252
Income tax expense (benefit) (1)	216	6	222	(14)	13	(1)
Total assets	468,757	3,004	471,761	478,059	3,097	481,156

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

Stock options outstanding at March 31, 2010 were 187,362 and there were no stock option grants, exercises or forfeitures during the first three months of 2010.  The weighted average exercise price per share of the outstanding options was $12.43 and the weighted average contractual term was 5.84 years.  The option price range for the quarter was $6.88 to $16.45.  All compensation expense for stock option plans has been expensed and there was no intrinsic value to the stock options at March 31, 2010.

During the first three months of 2010 and 2009, the Company expensed $16 thousand and $19 thousand, respectively, in stock-based compensation under restricted stock awards.  Information regarding the Company’s restricted stock activity as of March 31, 2010 is as follows:
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	13,975	$8.34
Granted	57,762	3.59
Vested	(3,194)	9.40
Restricted stock, end of quarter	68,543	$4.29

At March 31, 2010, unrecognized compensation expense for non-vested restricted stock was $270 thousand, which is expected to be recognized over an average period of 4.2 years.

Note 6 - Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.1 million of undrawn standby letters of credit outstanding as of March 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

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

Index

Under FASB ASC 820, Fair Value Measurement and Disclosures, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
March 31, 2010:
Trading securities	$2,573	$-	$2,573	$-
Available for sale securities	73,761	-	73,761	-

December 31, 2009:
Trading securities	$2,955	$-	$2,955	$-
Available for sale securities	71,315	-	71,315	-

All trading securities at March 31, 2010 and December 31, 2009 were mortgage-backed securities.  The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were holding gains on trading securities recorded on the income statement of $11 thousand for the three months ended March 31, 2010 and $35 thousand for the same period in 2009.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant	Significant
	Fair	Active Markets	Other Observable	Unobservable
	Value	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
March 31, 2010:
Impaired loans	$14,379	$-	$-	$14,379
Foreclosed real estate	2,650	-	-	2,650

December 31, 2009:
Impaired loans	$4,452	$-	$-	$4,452
Foreclosed real estate	2,385	-	-	2,385

Impaired loans are measured for impairment using the fair value of collateral-dependent loans or discounted cash flows based upon the expected proceeds.  Impaired loans had carrying amounts of $27.4 million at March 31, 2010 and $24.8 million at December 31, 2009.  During the first quarter of 2010, the Company valued collateral dependant impaired loans that were modified in troubled debt restructurings by applying the use of discounted cash flows.  As a result, impaired loans measured at fair value increased $9.9 million to $14.4 million on March 31, 2010 from $4.5 million at December 31, 2009.  Foreclosed real estate is valued at the lower of the principal balance of the secured loan or fair value less estimated costs to sell the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

Index

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Accrued Interest Receivable and Accrued Interest Payable (Carried at Cost): The carrying amounts of accrued interest receivable and payable approximate their fair values.

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

Index

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$41,399	$41,399	$23,079	$23,079
Time deposits with other banks	600	600	100	100
Trading securities	2,573	2,573	2,955	2,955
Securities available for sale	73,761	73,761	71,315	71,315
Federal Home Loan Bank stock	2,045	2,045	2,045	2,045
Loans receivable, net of allowance	323,557	327,560	327,463	330,441
Accrued interest receivable	1,857	1,857	1,943	1,943

Financial liabilities:
Deposits	388,071	388,620	372,075	372,868
Borrowings	33,075	35,042	33,090	34,963
Junior subordinated debentures	12,887	9,686	12,887	9,090
Accrued interest payable	321	321	361	361

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Note 8 – Securities
The amortized cost and approximate fair value of securities available for sale as of March 31, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2010
U.S. Government agencies	$18,229	$81	$(44)	$18,266
State and political subdivisions	25,934	238	(281)	25,891
Mortgage-backed securities	27,325	1,008	(91)	28,242
Equity securities	1,809	-	(447)	1,362
	$73,297	$1,327	$(863)	$73,761
December 31, 2009
U.S. Government agencies	$14,938	$85	$(21)	$15,002
State and political subdivisions	25,987	221	(331)	25,877
Mortgage-backed securities	27,338	862	(118)	28,082
Corporate debt securities	1,005	2	-	1,007
Equity securities	1,806	-	(459)	1,347
	$71,074	$1,170	$(929)	$71,315

Temporarily Impaired Securities
The following table shows our investments’ gross unrealized losses and fair value that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2010
U.S. Government agencies	$8,783	$(45)	$-	$-	$8,783	$(45)
State and political subdivisions	6,804	(49)	2,483	(231)	9,287	(280)
Mortgage-backed securities	5,805	(91)	-	-	5,805	(91)
Equity securities	-	-	1,325	, (447)	1,325	(447)
Total Temporarily Impaired Securities	$21,392	$(185)	$3,808	$(678)	$25,200	$(863)

December 31, 2009
U.S. Government agencies	$8,585	$(21)	$-	$-	$8,585	$(21)
State and political subdivisions	13,208	(82)	2,467	(249)	15,675	(331)
Mortgage-backed securities	4,513	(118)	-	-	4,513	(118)
Equity securities	124	(66)	1,187	(393)	1,311	(459)
Total Temporarily Impaired Securities	$26,430	$(287)	$3,654	$(642)	$30,084	$(929)

Index

As of March 31, 2010, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

The unrealized losses in U.S. Government agency obligations and mortgage-backed securities were caused by interest rate increases.  The decline in market value is attributable to changes in interest rates and not credit quality.  The unrealized losses in state and political subdivisions were caused primarily by market illiquidity.  Credit risk premiums have increased dramatically during the recent financial crisis.  Spreads have begun to normalize but are still holding at elevated levels as the recovery in the economy begins to unfold.  The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The Company’s investments in marketable equity securities consist primarily of investments in common stock of entities in the financial services industry.  The remaining fair value and unrealized losses are distributed in other entities. All of the Company’s holdings of common stock in the financial services industry are in an unrealized loss position as of March 31, 2010.  The severity of the impairment is driven by higher projected collateral losses, wider credit spreads and changes in interest rates within the financial services industry.  Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Other-Than-Temporary Impairment
As of March 31, 2010, the Company reviewed and evaluated each investment security to determine whether an other-than temporary impairment had occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  The most significant inputs are default date, severity and prepay speed.  Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings, and other performance indicators of the underlying asset.  While all securities are considered, the securities primarily impacted by other-than temporary impairment testing are private-label mortgage-backed securities.  For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.

Other declines in fair value are attributable to changes in spread and market conditions and not credit quality.  As of March 31, 2010, the Company did not intend to the sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis, therefore no securities at March 31, 2010 were deemed to be other than temporarily impaired.

Note 9 - New Accounting Standards
The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The Company was not impacted by the changes effective December 15, 2009 and does not expect the remaining changes effective December 15, 2010 in FASB ASU 2010-06 to have a material impact on its financial statements.

Index

The FASB has issued ASU 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.  The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010).  The Company does not expect FASB ASU 2010-08 to have a material impact on its financial statements.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect FASB ASU 2010-09 to have a material impact on its financial statements.

The FASB has issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in the ASU defer the effective date of certain amendments to the consolidation requirements of Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:  that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted.  The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY
The Company's goal is to be a community-oriented financial institution serving the northern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  While offering traditional community bank loan and deposit products and services, the Company obtains non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations.

Index

Our improved results of operations have been achieved by improving our net interest income and margin by closely monitoring our yield on earning assets and  adjusting the rates offered on deposit products.  The economic downturn continues to impact our level of nonperforming assets and in turn has increased our provision for loan losses.  The Company has been actively controlling expenses to help offset the higher costs of working out non-performing assets.

FORWARD LOOKING STATEMENTS
When used in this discussion the words: “believes”, “anticipates”, “contemplates”, “expects” or similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include those listed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and changes to interest rates, the ability to control costs and expenses, general economic conditions, the success of the Company’s efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business, risks associated with the quality of the Company’s assets and the ability of its borrowers to comply with repayment terms.  The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES
Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the critical accounting policies relating to the allowance for loan losses, stock-based compensation, income taxes, goodwill and other intangible assets, and investment securities impairment evaluation, encompass the most significant judgments and estimates used in preparation of our consolidated financial statements.  These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Overview - The Company realized net income of $643 thousand for the first quarter of 2010, an increase of $390 thousand from net income of $253 thousand reported for the same period in 2009. Basic and diluted earnings per share for the three months ended March 31, 2010 were $0.20 compared to the basic and diluted earnings per share of $0.08 for the comparable period of 2009.

The increase in both net income and earnings per share are largely the result of an increase in net interest income, partially offset by increases in the provision for loan losses and a decrease in non-interest income. During the first quarter of 2010, our net interest income increased $855 thousand compared to the prior year period, as our total interest income decreased $261 thousand and our interest expense declined by $1.1 million.  These results reflect management’s effort to reduce funding costs, which helped improve the Company’s net interest margin while maintaining its average balances in earning assets and average liabilities.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2010 and 2009.

Index

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$26,817	$394	5.96%	$26,709	$408	6.19%
Taxable	48,949	514	4.26%	56,817	627	4.48%
Total securities	75,766	908	4.86%	83,526	1,035	5.02%
Total loans receivable (4)	330,709	4,680	5.74%	322,535	4,808	6.05%
Other interest-earning assets	25,656	9	0.14%	26,676	19	0.29%
Total earning assets	432,131	$5,597	5.25%	432,737	$5,862	5.49%

Non-interest earning assets	37,836			34,491
Allowance for loan losses	(5,806)			(6,000)
Total Assets	$464,161			$461,228

Sources of Funds:
Interest bearing deposits:
NOW	$61,623	$143	0.94%	$57,897	$159	1.11%
Money market	12,435	24	0.78%	14,703	48	1.33%
Savings	167,545	494	1.20%	159,739	1,026	2.61%
Time	103,096	443	1.74%	112,901	936	3.36%
Total interest bearing deposits	344,699	1,104	1.30%	345,240	2,169	2.55%
Borrowed funds	33,081	352	4.25%	33,138	352	4.25%
Junior subordinated debentures	12,887	53	1.64%	12,887	104	3.22%
Total interest bearing liabilities	390,667	$1,509	1.57%	391,264	$2,625	2.72%

Non-interest bearing liabilities:
Demand deposits	36,840			36,479
Other liabilities	1,706			1,261
Total non-interest bearing liabilities	38,546			37,740
Stockholders' equity	34,948			32,223
Total Liabilities and Stockholders' Equity	$464,161			$461,228

Net Interest Income and Margin (5)		$4,088	3.84%		$3,237	3.03%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $851 thousand, or 26.3%, to $4.1 million for the three months ended March 31, 2010 from $3.2 million for the first quarter of 2009.  Although the average balance in interest earning assets decreased $607 thousand, or 0.1%, to $432.1 million for the three months ended March 31, 2010, the average balance in total loans increased $8.2 million, or 2.5%, to $330.7 million.  Overall the average balance in interest bearing liabilities decreased $598 million, or 0.2%, to $390.7 million during the same three month period, as savings deposits average balances increased $7.8 million or 4.9%.

The net interest margin increased, on a fully taxable equivalent basis, by 81 basis points to 3.84% for the three months ended March 31, 2010 compared to 3.03% for the same period in 2009, as the yield on total earning assets decreased 24 basis points to 5.25% and the cost of total interest bearing liabilities decreased 115 basis points to 1.57% in the three month period ended March 31, 2010 from the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest and the effect of an increase in non-performing loan balances between the two first quarter periods.  The decrease in cost of interest bearing liabilities is related to a shift from higher costing time deposits to a lower costing savings account product between the two quarterly periods.  The Company reduced its interest expense by shifting its strategy to core deposit accounts and reducing its reliance on time deposits, in a declining interest rate environment.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $265 thousand for the current three month period from the prior year period.  Total interest income earned on average first quarter securities balances decreased $127 thousand and on average loan balances $128 thousand.

Other interest-earning asset average balances decreased $1.0 million to $25.7 million in the first quarter of 2010 from $26.7 million during the first quarter a year earlier.  As the current market rates of interest on federal funds sold are at historical lows, the yield on these assets fell 15 basis points to 0.14% in the first quarter of 2010 from 0.29% during the same period a year earlier and the interest earned decreased $10 thousand to $9 thousand in the first quarter of 2010.  The decrease in the average balance in other interest-earning assets was due to a decrease in the average balance in federal funds sold.

Total interest income on securities, on a fully taxable equivalent basis, decreased $127 thousand, to $908 thousand for the quarter ended March 31, 2010 from $1.0 million for the first quarter of 2009.  As the average balance of total securities decreased $7.8 million, or 9.3%, the yield on securities decreased 16 basis points, from 5.02% in the first quarter of 2009 to 4.86% for the first quarter of 2010.  The decrease in the average balance in the securities portfolio reflects a $7.9 million decrease in taxable securities and a $108 thousand increase in tax-exempt securities.  The overall decrease in security balances between the two first quarter periods were used to fund loan growth.

Index

The interest earned on total loans receivable decreased $128 thousand to $4.7 million for the first three months of 2010 from $4.8 million for the first quarter in 2009, while the average balance in loans receivable increased $7.2 million, or 2.5%, to $330.7 million in the current three month period from $322.5 million in the same period of 2009.  The average rate earned on loans decreased 31 basis points from 6.05% for the three months ended March 31, 2009 to 5.74% for the same period in 2010.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share and remain a source of credit for businesses in our communities.  Approximately 10 basis points of the decrease in yield is related to lower market rates of interest, while the remaining 21 basis point decrease can be attributed to an $11.0 million increase in non-accrual loan balances between the two quarterly periods.

Interest Expense - The Company’s interest expense for the three months ended March 31, 2010 decreased $1.1 million to $1.5 million from $2.6 million for the same period in 2009, as the balance in average interest-bearing liabilities decreased $598 thousand, or 0.2%, to $390.7 million from $391.3 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 115 basis points from 2.72% for the three months ended March 31, 2009 to 1.57% for the same period in 2010.  The decrease in rate reflects the Company’s efforts to shift from higher costing time deposits into a lower costing savings account product, reduced market rates of interest on deposit products and quarterly repricing of the junior subordinated debentures in a declining interest rate environment.

The promotion of a high yielding savings account product, which began in the first quarter of 2008, continues to change the Company’s average balance breakdown between products.  The Company has successfully increased its core deposit base, which includes demand, NOW, savings and money market accounts, to over 70% of total deposits.  First quarter 2010 average savings balances increased $7.8 million to $167.5 million, from $159.7 million for the same period in 2009, as the yield on savings accounts decreased 141 basis points to 1.20% from 2.61% between the three month periods ending March 31, 2010 and 2009, respectively.  The result was a decrease of $532 thousand, or 51.8%, in savings deposit interest expense to $494 thousand for the first quarter of 2010 from $1.0 million a year earlier.

As the average balance in savings accounts increased, the average balance in time deposits decreased $9.8 million, or 8.7%, to $103.1 million for the three month period ended March 31, 2010 compared to $112.9 million for the same period in 2009, while the related interest expense on time deposits decreased $492 thousand, or 52.6%, to $443 thousand from $936 thousand in the first quarter of 2009. The average rate paid on time deposits decreased 162 basis points from 3.36% for the three months ended March 31, 2009 to 1.74% for the same period in 2010 reflecting management’s active repricing of time deposit rates in a falling rate market.

Money market average balances declined $2.3 million, or 15.4%, to $12.4 million for the three month period ended March 31, 2010 from $14.7 million one year earlier, as the yield on money market accounts declined 55 basis points from 1.33% to 0.78% during the two periods.  NOW accounts average balances increased $3.7 million between the first quarter of 2010 and the same period of 2009 to $61.6 million, and the yield fell 17 basis points to 0.94% from 1.11%.  The decline in yield on our money market and NOW accounts reflect the decline in market rates between the two three month periods.

For the quarters ended March 31, 2010 and 2009, the Company’s average borrowed funds remained unchanged at $33.1 million.  The balance at March 31, 2010 consisted of six convertible notes totaling $30.0 million and one $3.1 million amortizing advance from the Federal Home Loan Bank of New York.  The average rate paid on total borrowed funds remained unchanged at 4.25%.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first quarters of 2010 and 2009.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures declined 158 basis points from 3.22% for the three months ended March 31, 2009 to 1.64% for the same period in 2010, as the LIBOR rate decreased between the two first quarter periods.

Provision for Loan Losses - The loan loss provision for the first quarter of 2010 increased $98 thousand to $737 thousand compared to a provision of $639 thousand in the first quarter of 2009.  The higher provision during the first quarter of 2010 was related to a higher volume of non-performing loan balances in the first quarter of 2010 ($22.1 million) as compared to 2009 ($11.1 million).  The current period provision also reflects the further deterioration in the portfolio between the two quarterly periods, as real estate values in our trade area have declined and the general economic slow-down in our market area, which has affected borrowers’ cash flows.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Index

Non-Interest Income - The Company’s non-interest income is primarily generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  The Company’s non-interest income decreased $156 thousand, or 11.7%, to $1.2 million for the three months ended March 31, 2010 from non-interest income of $1.3 million for the same period in 2009.

Insurance commission income from Tri-State has decreased $67 thousand, or 10.9%, to $547 thousand in the first quarter of 2010 over the same period in 2009.  The decline in Tri-State’s income mostly reflects reduced contingency commission payments.  Service fees on deposit accounts have decreased $33 thousand, to $334 thousand in the first quarter of 2010 from $367 thousand during the same period in 2009.  This reduction in fee income is related to lower volume of overdrawn deposit accounts in the first quarter of 2010 compared to the same period in 2009.

ATM and debit card fees increased $8 thousand to $115 thousand in the first quarter of 2009 and investment brokerage fee income increased $13 thousand to $60 thousand between the two first quarter periods.  Offsetting these increases, holding gains on trading securities decreased $24 thousand to $11 thousand, compared to a holding gain of $35 thousand in the first quarter of 2009 and other income decreased $58 thousand, or 34.5%, in the first quarter of 2010 to $110 thousand from $168 thousand during the same period a year earlier, as the result of decreased loan fee income.

Non-Interest Expense – Total non-interest expense was unchanged at $3.5 million for each of the first quarters of 2010 and 2009.  The Company incurred higher expenses for FDIC assessments and salary and benefits in the first quarter of 2010 as compared to the same period a year ago.  Offsetting the impact of these items was a decrease in foreclosed real estate expenses and operational expenses such as furniture, equipment and data processing, occupancy and professional fees as the Company continues to closely monitor these expenses.

FDIC insurance premiums increased $74 thousand to $224 thousand for the first quarter of 2010 from $150 thousand in the same year ago period due to higher assessment rate calculations from the Federal Deposit Insurance Reform Act of 2005.  Salary and employee benefits increased $58 thousand, or 3.2%, due to the reinstatement of the commission plans which had been suspended in 2009 due to cost cutting measures.

Foreclosed real estate expenses decreased $114 thousand to $69 thousand in the first quarter of 2010 from $183 thousand one year earlier, partially offset by a $29 thousand write-down on foreclosed real estate in the first quarter of 2010.  There were no similar write downs in the first quarter of 2009.  Professional fees have decreased $24 thousand, or 13.1%, to $159 thousand in the first quarter of 2010, largely due to legal fees that were incurred on non-performing assets in the first quarter of 2009, which were not present in 2010.  Furniture, equipment and data processing expenses decreased $41 thousand, or 12.1%, to $299 thousand, as new purchases have been reduced and several larger depreciable assets have been fully amortized between the two periods.

Income Taxes - The Company’s income tax expense, which includes both federal and state taxes, was $222 thousand for the three months ended March 31, 2010 compared to an income tax benefit of $1 thousand for the first quarter of 2009.  This $223 thousand increase in income taxes in the first quarter of 2010 as compared to the same period in 2009 resulted from a $613 thousand increase in income before taxes between the two periods and the benefit from tax exempt securities exceeding pre-tax income in 2009.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2010 TO DECEMBER 31, 2009
At March 31, 2010 the Company had total assets of $471.8 million compared to total assets of $454.8 million at December 31, 2009, an increase of 3.7%, or $16.9 million.  Cash and cash equivalents increased $18.3 million, or 79.4%, at March 31, 2010 to $41.4 million and securities available for sale increased $2.4 million, or 3.4%, to $73.8 million since year end 2009.  These increases were mostly funded through an increase in total deposits of $16.0 million, or 4.3%, to $388.1 million at March 31, 2010.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $18.3 million at March 31, 2010 to $41.4 million from $23.1 million at December 31, 2009.  This increase reflects increases in cash and due from bank balances of $6.9 million and an $11.4 million increase in the Company’s federal funds sold at March 31, 2010 from year end 2009.  Included in cash and due from bank balances, was a $5.5 million increase in interest bearing deposits, as the Company invested in a money market fund that yielded a higher rate over the historically low federal funds market, while maintaining levels of liquidity.  These increases in cash and cash equivalent balances at March 31, 2010 were funded by increases in total deposits during the first three months of 2010.

Index

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $2.5 million from $71.3 million at December 31, 2009 to $73.8 million at March 31, 2010.  During the first three months of 2010 the Company purchased $10.0 million in new available for sale securities, $1.7 million in available for sale securities matured, $4.0 million were called and $2.1 million were repaid.  Net amortization expenses from security premiums and discounts, were $31 thousand and no available for sale securities were sold in the first three months of 2010.  As of March 31, 2010 trading securities balances decreased $382 thousand to $2.6 million due to the net effect of $393 thousand in pay downs and net amortization expenses and by $11 thousand in holding gains on trading securities.

The carrying value of the available for sale portfolio at March 31, 2010 includes a net unrealized gain of $464 thousand, reflected as an accumulated other comprehensive gain of $278 thousand in stockholders’ equity, net of a deferred income tax liability of $186 thousand.  This compares with an unrealized gain at December 31, 2009 of $241 thousand, shown as an accumulated other comprehensive gain of $145 thousand in stockholders’ equity, net of a deferred income tax liability of $96 thousand.  The Company’s securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  All of the Company’s debt and equity securities have been evaluated for other-than-temporary impairment as of March 31, 2010 and the Company does not consider any security impaired.  The Company evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation the Company did not intend to the sell and it is more likely than not that the Company will not have to sell any of its securities before recovery of its cost basis.

The Company held no high-risk securities or derivatives at March 31, 2010 or December 31, 2009.  There were no held to maturity securities at March 31, 2010 or December 31, 2009.

Loans - The loan portfolio comprises the largest class of earning assets of the Company. Total loans receivable, net of unearned income, at March 31, 2010 decreased $3.2 million to $329.8 million from $333.0 million at year-end 2009, as payments and maturities exceeded new loan originations.  Almost all loan categories saw a decline in balances in the first three months of 2010 from year-end 2009.  The largest decrease was in construction and land development loans which fell $1.5 million or 5.6% from December 31, 2009.  Loans secured by non-residential property, which accounts for 55.3% of the Company’s total loan portfolio, decreased $675 thousand to $182.6 million and one to four family residential mortgage loan balances decreased $694 thousand to $92.9 million at March 31, 2010.  The Company’s new loan production has been adversely affected by current economic factors and resulted in the net decrease in the loan receivable balance at March 31, 2010 as compared to loan receivable balance at December 31, 2009.  The Company does not originate sub-prime or unconventional one to four family real estate loans.  The loan to deposit ratios at March 31, 2010 and December 31, 2009 were 83.4% and 88.0%, respectively.

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans and foreclosed real estate, increased by $5.4 million to $26.4 million at March 31, 2010 from $21.0 million at year end 2009. The Company’s non-accrual loans increased $5.0 million to $22.1 million at March 31, 2010 from $17.1 million at December 31, 2009.  Restructured loans that were also on non-accrual at March 31, 2010 were $6.1 million and at December 31, 2009 were $4.6 million.  Non-accrual loans at March 31, 2010 primarily consist of loans which are collateralized by real estate.  During the first three months of 2010, foreclosed real estate increased by a net of $486 thousand, as one property with a carrying value of $678 thousand was foreclosed on and a second property was sold for $166 thousand, netting a gain of $4 thousand in foreclosed real estate and write-downs on foreclosed real estate totaled $29 thousand.

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

(Dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans	$22,062	$17,138
Non-accrual loans to total loans	6.69%	5.15%
Non-performing assets	$26,391	$20,981
Non-performing assets to total assets	5.59%	4.61%
Allowance for loan losses as a % of non-performing loans	28.22%	32.07%
Allowance for loan losses to total loans	1.89%	1.65%

Index

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans.  At March 31, 2010 the Company had $419 thousand in this category and at December 31, 2009 the reported amount was $1.4 million.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at March 31, 2010 were $27.4 million and at December 31, 2009 were $24.8 million.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Impaired and restructured loans that were still accruing at March 31, 2010 totaled $5.4 million and $7.6 million at December 31, 2009.

Loans on which the Company has measured impairment, increased $2.7 million to $27.5 million at March 31, 2010 from $24.8 million at year-end 2009.  At March 31, 2010 and December 31, 2009 the related allowance for loan losses associated with impaired loans was $2.2 million and $1.7 million, respectively.

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

At March 31, 2010, the total allowance for loan losses increased $729 thousand, or 13.3%, to $6.2 million, as compared to $5.5 million at December 31, 2009.  The components of this increase were a provision for loan losses of $737 thousand and net recoveries of $8 thousand in the first three months of 2010.  The provision reflects the continued decline in current real estate values and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.89% at March 31, 2010 and 1.65% at December 31, 2009.

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Company has recorded goodwill of $2.8 million at March 31, 2010 and December 31, 2009, related to the acquisition of an insurance agency on October 1, 2001 with an additional $486 thousand in December 31, 2006 for the acquisition of the Port Jervis, New York branch.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually, during the fourth quarter, for impairment.  Any impairment of goodwill results in a charge to income.  The estimated fair value of the reporting segment has exceeded its book value; therefore, no write-down of goodwill has been required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $16.0 million, or 4.3%, from $372.1 million at December 31, 2009 to $388.1 million at March 31, 2010.  The Company’s total non-interest bearing deposits increased $3.7 million to $37.8 million at March 31, 2010 from $34.2 million at December 31, 2009 and interest-bearing deposits increased $12.3 million to $350.3 million at March 31, 2010 from $337.9 million at December 31, 2009.  The promotional savings deposit product which began in 2008, focuses on attracting banking relationships with lower-costing core deposits and reducing the Company’s dependency on higher priced time deposits.  As a result of the promotion, total savings account balances have increased $8.8 million, or 5.4%, to $172.1 million at March 31, 2010 from $163.3 million on December 31, 2009.  Total NOW account balances increased $735 thousand to $61.4 million at March 31, 2010 and time deposit balances increased $2.8 million to $104.6 million from year-end balances.

Index

Included in time deposit balances at March 31, 2010 are $490 thousand in brokered time deposits, an increase of $191 thousand from $299 thousand at December 31, 2009.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The Company had $33.1 million in borrowings, at a weighted average interest rate of 4.25%, at both March 31, 2010 and December 31, 2009.  The borrowings at March 31, 2010 consisted of $30.0 million in advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate and a $3.1 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2010 was 1.703%.  The capital securities are redeemable by the Company during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (codified within ASC 810), our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity - Stockholders' equity, inclusive of accumulated other comprehensive income, net of income taxes, was $35.3 million at March 31, 2010 and $34.5 million at year-end 2009.  Retained earnings increased $643 thousand to $7.2 million due to net income earned in the first three months of 2010.  In order to preserve capital, the Board of Directors elected not to declare any cash dividends in the first three months of 2010. Accumulated other comprehensive income increased $134 thousand to $279 thousand, due to increases in unrealized gains on securities available for sale, net of income tax.  The March 31, 2010 balance in common stock remained relatively unchanged at $27.8 million, as the compensation expense of restricted stock awards increased common stock by $16 thousand.

LIQUIDITY AND CAPITAL RESOURCES
It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of March 31, 2010, had the ability to borrow up to $62.4 million against selected mortgages as collateral for borrowings.  At March 31, 2010, the Bank had outstanding borrowings with the FHLBNY totaling $33.1 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $47.9 million at the Federal Home Loan Bank of New York and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At March 31, 2010,  the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  The Company held liquid investments which all mature within 30 days totaling $41.4 million and securities classified as available for sale of $73.8 million on March 31, 2010.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At March 31, 2010, the Bank's Tier I and Tier II capital ratios were 12.13% and 13.38%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of March 31, 2010, the Bank had a leverage ratio of 9.03%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well capitalized” under FDIC regulations.

Index

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Since the Company does not currently have $500 million or more in consolidated assets, it is not currently subject to these requirements.

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2010 totaled $42.1 million and consisted of $16.3 million in commitments to grant commercial real estate, construction and land development loans, $13.6 million in home equity lines of credit, $10.1 million in other unused commitments and $2.1 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 4 - Controls and Procedures

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  The plan has been amended several times to increase the number of shares which may be repurchased, and the Company currently has authority to repurchase up to  400,000 shares of the Company’s common stock.  As of March 31, 2010, 246,562 shares had been purchased as part of the plan and 153,438 shares were left to be purchased under the plan.  No shares were purchased during the first quarter of 2010.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

Number	Description
31.1	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Candace A. Leatham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP
By: /s/ Candace A. Leatham
CANDACE A. LEATHAM
Executive Vice President and
Chief Financial Officer
Date: May 14, 2010