Form 10-Q
period 2010-06-30
SUSSEX BANCORP
filed 2010-08-13
CIK 1028954

\
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]               No [X]

As of August 11, 2010 there were 3,322,548 shares of common stock, no par value, issued.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	June 30, 2010	December 31, 2009

ASSETS
Cash and due from banks	$15,045	$8,779
Federal funds sold and interest bearing deposits with other banks	29,980	14,300
Cash and cash equivalents	45,025	23,079

Time deposits with other banks	600	100
Trading securities	-	2,955
Securities available for sale	77,318	71,315
Federal Home Loan Bank Stock, at cost	2,103	2,045

Loans receivable, net of unearned income	330,179	332,959
Less: allowance for loan losses	5,449	5,496
Net loans receivable	324,730	327,463

Foreclosed real estate, net of allowance for losses of $920 in 2010
and $893 in 2009	4,564	3,843
Premises and equipment, net	6,969	7,065
Accrued interest receivable	1,802	1,943
Goodwill	2,820	2,820
Bank-owned life insurance	9,968	3,360
Other assets	8,727	8,853

Total Assets	$484,626	$454,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$39,570	$34,155
Interest bearing	360,481	337,920
Total Deposits	400,051	372,075

Borrowings	33,060	33,090
Accrued interest payable and other liabilities	2,733	2,262
Junior subordinated debentures	12,887	12,887

Total Liabilities	448,731	420,314

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,344,530 in 2010 and 3,259,786 in 2009;
outstanding shares 3,250,355 in 2010 and 3,245,811 in 2009	27,834	27,805
Retained earnings	7,525	6,577
Accumulated other comprehensive income	536	145

Total Stockholders' Equity	35,895	34,527

Total Liabilities and Stockholders' Equity	$484,626	$454,841

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans receivable, including fees	$4,749	$4,789	$9,429	$9,597
Securities:
Taxable	452	754	966	1,381
Tax-exempt	265	316	528	589
Federal funds sold	10	9	17	21
Interest bearing deposits	8	7	10	14
Total Interest Income	5,484	5,875	10,950	11,602

INTEREST EXPENSE
Deposits	1,111	1,733	2,215	3,902
Borrowings	355	356	707	708
Junior subordinated debentures	55	83	108	187
Total Interest Expense	1,521	2,172	3,030	4,797

Net Interest Income	3,963	3,703	7,920	6,805
PROVISION FOR LOAN LOSSES	965	424	1,702	1,063
Net Interest Income after Provision for Loan Losses	2,998	3,279	6,218	5,742

OTHER INCOME
Service fees on deposit accounts	340	348	674	715
ATM and debit card fees	127	121	242	228
Insurance commissions and fees	590	595	1,137	1,209
Investment brokerage fees	49	34	109	81
Realized holding gains (losses) on trading securities	(4)	(16)	7	19
Gain on sale of securities, available for sale	54	-	54	-
Gain on sale of fixed assets	-	203	-	203
Gain (loss) on sale of foreclosed real estate	1	-	5	(1)
Impairment write-downs on equity securities	(171)	-	(171)	-
Bank-owned life insurance	78	67	119	104
Other	79	101	148	232
Total Other Income	1,143	1,453	2,324	2,790

OTHER EXPENSES
Salaries and employee benefits	2,139	1,771	3,980	3,554
Occupancy, net	333	309	680	661
Furniture, equipment and data processing	295	337	594	677
Stationary and supplies	50	45	94	90
Professional fees	194	186	353	369
Advertising and promotion	51	37	102	96
Insurance	55	45	111	86
FDIC assessment	225	365	449	515
Postage and freight	37	35	68	77
Amortization of intangible assets	4	5	8	10
Write-down on foreclosed real estate	-	456	27	456
Expenses related to foreclosed real estate	128	93	199	276
Other	327	318	709	683
Total Other Expenses	3,838	4,002	7,374	7,550

Income before Income Taxes	303	730	1,168	982
PROVISION (BENEFIT) FOR INCOME TAXES	(2)	135	220	134
Net Income	$305	$595	$948	$848

EARNINGS PER SHARE
Basic	$0.09	$0.18	$0.29	$0.26
Diluted	$0.09	$0.18	$0.29	$0.26

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2010 and 2009
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands, except per share data)	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$-	$31,910
Comprehensive income:
Net income	-	-	848	-	-	848
Change in unrealized losses on securities available
for sale, net of tax	-	-	-	88	-	88
Total Comprehensive Income						936

Treasury shares purchased	(7,500)	-	-	-	(30)	(30)
Treasury shares retired	-	(30)	-	-	30	-
Restricted stock vested during the period (a)	4,894	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	33	-	-	-	33
Dividends on common stock ($0.03 per share)	-	-	(99)	-	-	(99)

Balance June 30, 2009	3,245,811	$27,786	$5,414	$(450)	$-	$32,750

Balance December 31, 2009	3,245,811	$27,805	$6,577	$145	$-	$34,527
Comprehensive income:
Net income	-	-	948	-	-	948
Change in unrealized gain on securities available
for sale, net of tax	-	-	-	391	-	391
Total Comprehensive Income						1,339

Restricted stock vested during the period (a)	4,544	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	29	-	-	-	29

Balance June 30, 2010	3,250,355	$27,834	$7,525	$536	$-	$35,895

(a) Balance of unvested shares of restricted stock; 94,175 in 2010 and 17,421 in 2009

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$948	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,702	1,063
Provision for depreciation and amortization	330	425
Net change in trading securities	714	5,380
Net amortization of securities premiums and discounts	93	31
Net realized gain on sale of securities	(54)	-
Impairment charge on equity securities	171	-
Net realized gain on sale of fixed assets	-	(203)
Net realized (gain) loss on sale of foreclosed real estate	(5)	1
Provision for foreclosed real estate	27	456
Earnings on investment in life insurance	(108)	(85)
Compensation expense for stock options and stock awards	29	33
(Increase) decrease in assets:
Accrued interest receivable	141	51
Other assets	(142)	(722)
Increase in accrued interest payable and other liabilities	471	185

Net Cash Provided by Operating Activities	4,317	7,463

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(17,830)	(33,584)
Proceeds from sale of securities	1,001	-
Maturities, calls and principal repayments	13,509	9,214
Net (increase) decrease in loans	94	(9,922)
Proceeds from the sale of fixed assets	-	1,089
Proceeds from the sale of foreclosed real estate	194	256
Purchases of interest bearing time deposits	(500)	(996)
Purchases of bank premises and equipment	(227)	(100)
Purchases of bank-owned life insurance	(6,500)	-
Redemption of FHLB stock	(58)	(72)

Net Cash Used in Investing Activities	(10,317)	(34,115)

Cash Flows from Financing Activities
Net increase in deposits	27,976	23,065
Repayments of borrowings	(30)	(27)
Purchase of treasury stock	-	(30)
Dividends paid, net of reinvestments	-	(99)

Net Cash Provided by Financing Activities	27,946	22,909

Net Increase (Decrease) in Cash and Cash Equivalents	21,946	(3,743)

Cash and Cash Equivalents - Beginning	23,079	20,912
Cash and Cash Equivalents - Ending	$45,025	$17,169

Supplementary Cash Flows Information
Interest paid	$3,051	$5,017
Income taxes paid	$499	$216
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$937	$1,454
Trading securities transferred to available for sale securities	$2,241	-

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank also has a 49% interest in SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with PNC Mortgage, Inc.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Bank has also received regulatory approval for a branch location in Pike County, Pennsylvania.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$305	3,250	$0.09	$595	3,249	$0.18
Effect of dilutive securities:
Stock options	-	33		-	11
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$305	3,283	$0.09	$595	3,260	$0.18

Index

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$948	3,249	$0.29	$848	3,250	$0.26
Effect of dilutive securities:
Stock options	-	38		-	12
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$948	3,287	$0.29	$848	3,262	$0.26

Note 3 – Comprehensive Income
The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized holding gain on available for sale securities	$312	$392	$535	$147
Reclassification adjustments for net gains and impairment write-downs included in net income	(117)	-	(117)	-
Net unrealized gain	429	392	652	147
Tax effect	(172)	(157)	(261)	(59)
Other comprehensive income, net of tax	$257	$235	$391	$88

Note 4 – Segment Information
The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$3,963	$-	$3,963	$3,703	$-	$3,703
Other income from external sources	553	590	1,143	858	595	1,453
Depreciation and amortization	161	3	164	207	3	210
Income before income taxes	276	27	303	696	34	730
Income tax expense (benefit) (1)	(13)	11	(2)	121	14	135
Total assets	481,551	3,075	484,626	461,532	3,126	464,658

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$7,920	$-	$7,920	$6,805	$-	$6,805
Other income from external sources	1,187	1,137	2,324	1,581	1,209	2,790
Depreciation and amortization	324	6	330	419	6	425
Income before income taxes	1,126	42	1,168	916	66	982
Income tax expense (benefit) (1)	203	17	220	108	26	134
Total assets	481,551	3,075	484,626	461,532	3,126	464,658

(1) Insurance services calculated at statutory tax rate of 40%

Note 5 - Stock-Based Compensation
The Company currently has stock-based compensation plans in place for directors, officers, employees, consultants and advisors of the Company.   Under the terms of these plans the Company may grant restricted shares and stock options for the purchase of the Company’s common stock.  The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors.  The Company’s standard stock option grants have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and seven years.  All dividends paid on restricted stock, whether vested or unvested, are granted to the stockholder.

Index

Information regarding the Company’s stock option plans as of June 30, 2010 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	187,362	$12.43
Options exercised	-	-
Options forfeited	(13,712)	12.12
Options outstanding, end of quarter	173,650	$12.45	5.69	$-
Options exercisable, end of quarter	173,650	$12.45	5.69	$-
Option price range at end of quarter	$6.88 to $16.45
Option price range for exercisable shares	$6.88 to $16.45

During the first six months of 2010 and 2009, the Company expensed $29 thousand and $33 thousand, respectively, in stock-based compensation under restricted stock awards.  Information regarding the Company’s restricted stock activity as of June 30, 2010 is as follows:
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	13,975	$8.34
Granted	87,487	4.38
Forfeited	(2,743)	5.52
Vested	(4,544)	9.65
Restricted stock, end of quarter	94,175	$4.68

At June 30, 2010, unrecognized compensation expense for non-vested restricted stock was $416 thousand, which is expected to be recognized over an average period of 5.6 years.

Note 6 - Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.1 million of undrawn standby letters of credit outstanding as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

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

Index

The following table summarizes the valuation of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
June 30, 2010:
Available for sale securities	$77,318	$-	$77,318	$-

December 31, 2009:
Trading securities	$2,955	$-	$2,955	$-
Available for sale securities	71,315	-	71,315	-

On June 1, 2010, the Company transferred all trading securities, which amounted to $2.2 million, to available for sale at fair value. All trading securities at December 31, 2009 were mortgage-backed securities.  The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were holding gains on trading securities recorded on the income statement of $7 thousand for the six months ended June 30, 2010 and $19 thousand for the same period in 2009.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant	Significant
	Fair	Active Markets	Other Observable	Unobservable
	Value	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
June 30, 2010:
Impaired loans	$15,008	$-	$-	$15,008
Foreclosed real estate	3,564	-	-	3,564

December 31, 2009:
Impaired loans	$4,452	$-	$-	$4,452
Foreclosed real estate	2,385	-	-	2,385

Impaired loans are measured for impairment using the fair value of collateral for collateral-dependent loans or discounted cash flows based upon the expected proceeds.  Impaired loans had carrying amounts of $27.1 million at June 30, 2010 and $24.8 million at December 31, 2009. Impaired loans measured at fair value increased $10.5 million to $15.0 million on June 30, 2010 from $4.5 million at December 31, 2009.   The fair value consists of the loan balances of $16.7 million and $6.1 million, net of valuation allowance of $1.7 million at both June 30, 2010 and December 31, 2009.  Additional provisions for the loan losses of $1.5 million for both June 30, 2010 and December 31, 2009 were recorded during these periods.   Foreclosed real estate is valued at the lower of the principal balance of the secured loan or fair value less estimated costs to sell the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

Cash and Cash Equivalents (Carried at Cost): The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

Time Deposits with Other Banks (Carried at Cost): Fair value for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

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

Index

Loans Receivable (Carried at Cost): The fair values of loans are estimated using discounted cash flow analyses, using the market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates and projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Index

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$45,025	$45,025	$23,079	$23,079
Time deposits with other banks	600	600	100	100
Trading securities	-	-	2,955	2,955
Securities available for sale	77,318	77,318	71,315	71,315
Federal Home Loan Bank stock	2,103	2,103	2,045	2,045
Loans receivable, net of allowance	324,730	328,216	327,463	330,441
Accrued interest receivable	1,802	1,802	1,943	1,943

Financial liabilities:
Deposits	400,051	400,634	372,075	372,868
Borrowings	33,060	36,050	33,090	34,963
Junior subordinated debentures	12,887	8,709	12,887	9,090
Accrued interest payable	340	340	361	361

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Note 8 – Securities
The amortized cost and approximate fair value of securities available for sale as of June 30, 2010 and December 31, 2009 are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2010
U.S. Government agencies	$15,704	$124	$0	$15,828
State and political subdivisions	29,943	239	(244)	29,938
Mortgage-backed securities:
US government-sponsored enterprises	23,560	905	(31)	24,434
Private mortgage-backed securities	5,578	192	(6)	5,764
Equity securities	1,640	-	(286)	1,354
	$76,425	$1,460	$(567)	$77,318
December 31, 2009
U.S. Government agencies	$14,938	$85	$(21)	$15,002
State and political subdivisions	25,987	221	(331)	25,877
Mortgage-backed securities:
US government-sponsored enterprises	21,083	795	(1)	21,877
Private mortgage-backed securities	6,255	67	(117)	6,205
Corporate debt securities	1,005	2	-	1,007
Equity securities	1,806	-	(459)	1,347
	$71,074	$1,170	$(929)	$71,315

The amortized cost and fair value of securities available for sale at June 30, 2010 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$6,097	$6,101
Due after one year through five years	9,572	9,615
Due after five years through ten years	-	-
Due after ten years	29,978	30,050
Total bonds and obligations	45,647	45,766
Mortgage-backed securities	29,138	30,198
Equity securities	1,640	1,354
Total available for sale securities	$76,425	$77,318

Index

Temporarily Impaired Securities and Other-Than-Temporary Impairment
The following table shows the gross unrealized losses and fair value for securities in our portfolio that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2010
State and political subdivisions	$5,499	$(28)	$2,497	$(216)	$7,996	$(244)
Mortgage-backed securities:
US government-sponsored enterprises	3,346	(31)	-	-	3,346	(31)
Private mortgage-backed securities	1,852	(6)	-	-	1,852	(6)
Equity securities	-	-	1,238	(286)	1,238	(286)
Total Temporarily Impaired Securities	$10,697	$(65)	$3,735	$(502)	$14,432	$(567)

December 31, 2009
U.S. Government agencies	$8,585	$(21)	$-	$-	$8,585	$(21)
State and political subdivisions	13,208	(82)	2,467	(249)	15,675	(331)
Mortgage-backed securities:
US government-sponsored enterprises	22	(1)	-	-	22	(1)
Private mortgage-backed securities	4,491	(117)	-	-	4,491	(117)
Equity securities	124	(66)	1,187	(393)	1,311	(459)
Total Temporarily mpaired Securities	$26,430	$(287)	$3,654	$(642)	$30,084	$(929)

As of June 30, 2010, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.

At June 30, 2010, the decline in market value and the unrealized losses for the Company’s state and political subdivisions investment portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2010, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s state and political subdivisions securities at June 30, 2010 were deemed to be other than temporarily impaired

At June 30, 2010, the decline in market value and the unrealized losses for the Company’s mortgaged backed securities that are backed by US government-sponsored enterprises were caused by changes in interest rates and spreads and were not the result of credit quality. At June 30, 2010, the Company’s private label mortgage backed securities portfolio amounted to $5.8 million of which $1.9 million had an unrealized loss of $6 thousand at June 30, 2010.  The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality.  All of the private label mortgage backed securities were rated investment grade. As of June 30, 2010, the Company did not intend to the sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s mortgaged backed securities at June 30, 2010 were deemed to be other than temporarily impaired

The Company’s investments in marketable equity securities consist primarily of a mutual fund, two equity portfolio funds and common stock of entities in the financial services industry.  These securities other than the mutual fund, which had a fair value of $834 thousand at June 30, 2010, have been adversely impacted by the effects the current economic environment has had on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on their financial condition and performance.  Based on our evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010, except for one equity fund which the Company has deemed to be other-than-temporarily impaired.

Index

During the quarter ended June 30, 2010, the Company recognized $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 2010.  The fund is comprised of common stocks of bank holding companies. The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying banks and we do not believe the market value of this security will recover to the Company’s amortized cost within the foreseeable future.

Note 9 – Reclassifications
Certain amounts in the 2009 financial statements have been reclassified to conform with 2010 classifications.  These had no effect on previously reported net income for the year 2009.

Note 10 - New Accounting Standards
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

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  FASB ASU 2010-09 did not have a material impact on its financial statements.

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

Index

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This issuance codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company does not expect FASB ASU 2010-18 to have a material impact on its financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.   This issuance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company does not expect FASB ASU 2010-20 to have a material impact on its financial statements.

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

We continue to focus on strengthening our core operating performance by improving our net interest income and margin by closely monitoring our yield on earning assets and adjusting the rates offered on deposit products.  The economic downturn continues to impact our level of nonperforming assets and in turn has increased our provision for loan losses.  The Company has been actively controlling expenses to help offset the higher costs of working out non-performing assets.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2010 AND 2009
Overview - The Company realized net income of $305 thousand for the second quarter of 2010, a decrease of $290 thousand from net income of $595 thousand reported for the same period in 2009. Basic and diluted earnings per share for the three months ended June 30, 2010 were $0.09 compared to the basic and diluted earnings per share of $0.18 for the comparable period of 2009.  The decrease in net income and earnings per share are largely the result of an increased provision for loan losses, an impairment write-down on equity securities and severance expenses.

The decrease in net income reflects a $541 thousand increase in the provision for loan losses and a $310 thousand decrease in non-interest income offset by a $260 thousand increase in net interest income and a decline in non-interest expense of $164 thousand.  During the second quarter of 2010, our net interest income increased $260 thousand compared to the prior year period, as our total interest expense improved by $651 thousand, while interest income declined $391 thousand.  These results reflect management’s effort to reduce funding costs, which helped improve the Company’s net interest margin while yields in the securities and loan portfolios declined, reflecting the current low interest rate environment.

Index

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2010 and 2009.
	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$27,768	$398	5.74%	$30,456	$475	6.25%
Taxable	51,004	452	3.56%	66,888	754	4.52%
Total securities	78,772	850	4.33%	97,344	1,229	5.06%
Total loans receivable (4)	331,033	4,749	5.75%	325,164	4,789	5.91%
Other interest-earning assets	35,981	18	0.20%	26,371	16	0.24%
Total earning assets	445,786	$5,617	5.05%	448,880	$6,034	5.39%

Non-interest earning assets	40,353			37,291
Allowance for loan losses	(6,355)			(6,576)
Total Assets	$479,784			$479,594

Sources of Funds:
Interest bearing deposits:
NOW	$64,034	$134	0.84%	$57,542	$141	0.98%
Money market	12,385	25	0.82%	14,906	47	1.27%
Savings	176,352	506	1.15%	179,725	716	1.60%
Time	104,174	446	1.72%	107,251	828	3.10%
Total interest bearing deposits	356,945	1,111	1.25%	359,423	1,733	1.93%
Borrowed funds	33,066	355	4.25%	33,123	356	4.25%
Junior subordinated debentures	12,887	55	1.69%	12,887	83	2.56%
Total interest bearing liabilities	402,898	$1,521	1.51%	405,434	$2,172	2.15%

Non-interest bearing liabilities:
Demand deposits	39,841			38,887
Other liabilities	1,341			2,476
Total non-interest bearing liabilities	41,182			41,362
Stockholders' equity	35,704			32,798
Total Liabilities and Stockholders' Equity	$479,784			$479,594

Net Interest Income and Margin (5)		$4,096	3.69%		$3,862	3.45%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $234 thousand, or 6.1%, to $4.1 million for the three months ended June 30, 2010 from $3.9 million for the second quarter of 2009.  Although the average balance in interest earning assets decreased $3.1 million, or 0.7%, to $445.8 million for the three months ended June 30, 2010, the average balance in total loans increased $5.9 million, or 1.8%, to $331.0 million.  Overall the average balance in interest bearing liabilities decreased $2.5 million, or 0.6%, to $402.9 million during the same three month period, as NOW account average balances increased $6.5 million or 11.3%.

The net interest margin increased, on a fully taxable equivalent basis, by 24 basis points to 3.69% for the three months ended June 30, 2010 compared to 3.45% for the same period in 2009, as the yield on total earning assets decreased 34 basis points to 5.05%, while the cost of total interest bearing liabilities declined 64 basis points to 1.51% in the three month period ended June 30, 2010 from the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest, largely in the securities portfolio, and the effect of an increase in non-performing loan balances between the two second quarter periods.  The decrease in cost of interest bearing liabilities is related to a decline in market rates of interest between the two second quarter periods.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $417 thousand for the current three month period from the prior year period.  The largest component of this decline in interest income is attributed to interest earned on securities.

Total interest income on securities, on a fully taxable equivalent basis, decreased $379 thousand, to $850 thousand for the quarter ended June 30, 2010 from $1.2 million for the second quarter of 2009.  This decline was driven by a 73 basis point decrease in the yield on securities from 5.06% in the second quarter of 2009 to 4.33% for the second quarter of 2010, as the average balance of total securities decreased $18.6 million, or 19.1% between the two second quarter periods.  The decrease in the average balance in the securities portfolio reflects a $15.9 million decline in taxable securities and a $2.7 million decrease in tax-exempt securities.  The decrease in security balances between the two second quarter periods was used in part to fund loan growth

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. The average balances in other interest-earning asset increased $9.6 million to $36.0 million in the second quarter of 2010 from $26.4 million during the second quarter a year earlier.  The yield on these assets declined to 0.20% in the second quarter of 2010 from 0.24% during the same period a year earlier, as the interest earned increased $2 thousand to $18 thousand in the second quarter of 2010.

The interest earned on total loans receivable decreased $40 thousand to $4.7 million for the second quarter of 2010 from $4.8 million for the second quarter in 2009, while the average balance in loans receivable increased $5.8 million, or 1.8%, to $331.0 million in the current three month period from $325.2 million in the same period of 2009.  The average rate earned on loans decreased 16 basis points from 5.91% for the three months ended June 30, 2009 to 5.75% for the same period in 2010.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share and remain a source of credit for businesses in our communities.  Approximately 7 basis points of the decrease in yield is related to lower market rates of interest, while the remaining 9 basis point decline can be attributed to an $10.0 million increase in non-accrual loan balances between the two quarterly periods.

Interest Expense - The Company’s interest expense for the three months ended June 30, 2010 decreased $651 thousand to $1.5 million from $2.2 million for the same period in 2009, as the balance in average interest-bearing liabilities declined $2.5 million, or 0.6%, to $402.9 million from $405.4 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 64 basis points from 2.15% for the three months ended June 30, 2009 to 1.51% for the same period in 2010.  The decrease in rate reflects reduced market rates of interest on deposit products and quarterly repricing of the junior subordinated debentures in a declining interest rate environment.

Interest expense on deposits declined $622 thousand, or 35.9%, for the quarter ended June 30, 2010 as compared to the same period last year.  The decline was mostly attributed to lower costs on time deposits and savings deposits, which decreased by $382 thousand, or 46.1%, and $210 thousand, or 29.3%, respectively, for the quarter ended June 30, 2010 as compared to the same period last year.  Since the first quarter of 2008 the Company has successfully increased its core deposit base, which includes demand, NOW, savings and money market accounts, from 55% to over 74% of total deposits at June 30, 2010.

Second quarter 2010 average NOW account balances increased $6.5 million to $64.0 million, from $57.5 million for the same period in 2009, largely due to a $4.4 million increase in public funds, as the yield on NOW accounts decreased 14 basis points to 0.84% from 0.98% between the three month periods ending June 30, 2010 and 2009, respectively.  The result was a decrease of $7 thousand, or 5.0%, in NOW deposit interest expense to $134 thousand for the second quarter of 2010 from $141 thousand a year earlier.

As the average balance in NOW accounts increased, the average balance in time, money market and savings account deposit balances decreased a total of $9.0 million between the two second quarter periods.  Time deposit account average balances declined $3.1 million to $104.2 million in the second quarter of 2010 compared to $107.3 million for the same period in 2009, while the related interest expense on time deposits decreased $382 thousand, or 46.1%, to $446 thousand from $828 thousand in the second quarter of 2009. The average rate paid on time deposits decreased 138 basis points from 3.10% for the three months ended June 30, 2009 to 1.72% for the same period in 2010 reflecting management’s active repricing of time deposit rates in a falling rate market.

Money market average balances declined $2.5 million, or 16.9%, to $12.4 million for the three month period ended June 30, 2010 from $14.9 million one year earlier, as the yield on money market accounts declined 45 basis points from 1.27% to 0.82% during the two periods.  Savings account average balances decreased $3.4 million between the second quarter of 2010 and the same period of 2009 to $176.4 million, and the yield fell 45 basis points to 1.15% from 1.60%.

For the quarters ended June 30, 2010 and 2009, the Company’s average borrowed funds decreased by $57 thousand to $33.1 million.  The balance at June 30, 2010 consisted of six convertible notes totaling $30.0 million and one $3.1 million amortizing advance from the Federal Home Loan Bank of New York.  The average rate paid on total borrowed funds remained unchanged at 4.25%.

Index

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the second quarters of 2010 and 2009.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures declined 87 basis points from 2.56% for the three months ended June 30, 2009 to 1.69% for the same period in 2010, as the LIBOR rate decreased between the two second quarter periods.

Provision for Loan Losses - The loan loss provision for the second quarter of 2010 increased $541 thousand to $965 thousand compared to a provision of $424 thousand in the second quarter of 2009.  The higher provision during the second quarter of 2010 was related to an increase of non-performing loan balances in the second quarter of 2010 as compared to the second quarter of 2009 and the deterioration in the residential construction portfolio and the economic slow-down in our market area, which has affected our borrowers’ cash flows.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income is largely generated through insurance commissions earned through the operation of Tri-State and service fees on deposit accounts.  The Company’s non-interest income decreased $310 thousand, or 21.3%, to $1.1 million for the three months ended June 30, 2010 from non-interest income of $1.5 million for the same period in 2009.  Adjusting for non-recurring gains on the sale of fixed assets of $203 thousand in the second quarter of 2009, and a $171 thousand write-down on equity securities and a $54 gain on the sale of securities, available for sale, in the second quarter of 2010, non-interest income increased $10 thousand for the three months ended June 30, 2010, as compared to the same period in 2009.

During the three months ended June 30, 2010, the Company recognized a $171 thousand non-cash other-than-temporary impairment charge related to an equity portfolio fund that had an amortized cost of $250 thousand.  The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time and we do not believe the market value of this security will recover to the Company’s amortized cost within the foreseeable future.

Insurance commission income from Tri-State has decreased $5 thousand to $590 thousand in the second quarter of 2010 over the same period in 2009, and service fees on deposit accounts declined $8 thousand, to $340 thousand in the second quarter of 2010 compared to the same period in 2009.  This reduction in service fee income is related to lower volume of overdrawn deposit accounts in the second quarter of 2010 compared to the same period in 2009.

ATM and debit card fees increased $6 thousand to $127 thousand in the second quarter of 2010 and investment brokerage fee income grew by $15 thousand to $49 thousand between the two second quarter periods.  In addition, gains on the sale of securities were $54 thousand for the second quarter of 2010, compared to no recorded gains in the second quarter of 2009.  Offsetting these increases, other income decreased $22 thousand, or 21.8%, in the second quarter of 2010 to $79 thousand from $101 thousand during the same period a year earlier, mainly due to a $19 thousand  decrease in loan fee income.

Non-Interest Expense – Total non-interest expense decreased $164 thousand, or 4.1%, to $3.8 million in the second quarter of 2010 from $4.0 million in the same quarter a year earlier.  The decline in non-interest expenses was largely due to a $421 thousand net decrease in foreclosed real estate related expenses and $140 thousand reduction in FDIC insurance premiums between the two second quarter periods.  During the second quarter of 2009 the FDIC had imposed a special assessment of $215 thousand to recapitalize the Deposit Insurance Fund.

These improvements were partly offset by higher salary and employee benefits expense.  Salary and employee benefits increased $368 thousand, or 20.8%, to $2.1 million for the quarter ended June 30, 2010 from $1.8 million in the second quarter of 2009.  This increase was largely related to $217 thousand in expenses related to severance accruals.

In the second quarter of 2009, the Company wrote-down one property in foreclosed real estate by $456 thousand.  There were no similar write-downs during the second quarter of 2010.  Apart from this write-down, foreclosed real estate expenses increased $35 thousand to $128 thousand in the second quarter of 2010 from $93 thousand one year earlier.  Furniture, equipment and data processing expenses decreased $42 thousand, or 12.5%, to $295 thousand, as new purchases have been reduced and several larger depreciable assets have been fully amortized between the two periods.

Index

Income Taxes - The Company’s income tax benefit, which includes both federal and state taxes, was $2 thousand for the three months ended June 30, 2010 compared to an income tax expense of $135 thousand for the second quarter of 2009.  This $137 thousand decrease in income taxes in the second quarter of 2010 as compared to the same period in 2009 resulted from a $427 thousand decrease in income before taxes between the two periods and the benefit from tax exempt income from securities and bank-owned life insurance policies exceeding pre-tax income in 2009.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Overview - For the six months ended June 30, 2010, net income was $948 thousand, an increase of $100 thousand, or 11.8%, from the $848 thousand reported for the same period in 2009.  Basic and diluted earnings per share were $0.29 for the six month period ended June 30, 2010 and $0.26 for the six month period ended June 30, 2009.  The increase in net income  reflects a $1.1 million increase in net interest income, partially offset by a $639 thousand increase in the provision for loan losses and $466 thousand decrease in non-interest income.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2010 and 2009.

	Six Months Ended June 30,
(Dollars in thousands)	2010			2009
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$27,295	$791	5.85%	$28,593	$883	6.22%
Taxable	49,982	966	3.90%	61,881	1,381	4.50%
Total securities	77,277	1,757	4.59%	90,473	2,264	5.05%
Total loans receivable (4)	330,872	9,429	5.75%	323,857	9,597	5.98%
Other interest-earning assets	30,847	27	0.18%	26,523	35	0.27%
Total earning assets	438,996	$11,213	5.15%	440,853	$11,895	5.44%

Non-interest earning assets	39,102			35,899
Allowance for loan losses	(6,083)			(6,290)
Total Assets	$472,015			$470,462

Sources of Funds:
Interest bearing deposits:
NOW	$62,835	$277	0.89%	$57,718	$300	1.05%
Money market	12,410	49	0.80%	14,805	96	1.30%
Savings	171,973	1,000	1.17%	169,787	1,742	2.07%
Time	103,638	889	1.73%	110,060	1,764	3.23%
Total interest bearing deposits	350,856	2,215	1.27%	352,371	3,902	2.23%
Borrowed funds	33,073	707	4.25%	33,130	708	4.25%
Junior subordinated debentures	12,887	108	1.67%	12,887	187	2.89%
Total interest bearing liabilities	396,816	$3,030	1.54%	398,388	$4,797	2.43%

Non-interest bearing liabilities:
Demand deposits	38,349			37,689
Other liabilities	1,522			1,872
Total non-interest bearing liabilities	39,871			39,561
Stockholders' equity	35,328			32,512
Total Liabilities and Stockholders' Equity	$472,015			$470,462

Net Interest Income and Margin (5)		$8,183	3.76%		$7,099	3.25%

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

Net Interest Income - Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $1.1 million, or 15.3%, to $8.2 million for the six months ended June 30, 2010 from $7.1 million for the same six month period in 2009.  The net interest margin increased 51 basis points, on a fully taxable equivalent basis, to 3.76% for the six months ended June 30, 2010 compared to 3.25% for the same period in 2009, as the yield on total earning assets decreased 29 basis points to 5.15% and the cost of total interest bearing liabilities declined 89 basis points to 1.54%.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decline in market rates of interest and an increase in non-accrual loans.

Index

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased by $682 thousand to $11.2 million for the six months ended June 30, 2010 compared to $11.9 million in the same period in 2009.  The decrease in interest income primarily reflects a decline of $415 thousand in interest income on taxable securities, or a 60 basis point decrease in yield to 3.90% for the first six months of 2010 from 4.50% in the same period in 2009.

Other interest-earning asset average balances increased $4.3 million to $30.8 million in the first half of 2010 from $26.5 million during the first six months of 2009.  The yield on these assets fell 9 basis points to 0.18% in the first half of 2010 from 0.27% during the same period a year earlier and the interest earned decreased $8 thousand to $27 thousand in the first six months of 2010, as the current market rates of interest on federal funds remained at record lows.

Total interest income on securities, on a fully taxable equivalent basis, decreased $506 thousand, to $1.8 million for the first six months of 2010 from $2.3 million for the first half of 2009.  As the average balance of total securities decreased $13.2 million, the yield on securities declined 46 basis points, from 5.05% in the first half of 2009 to 4.59% for the first six months of 2010.  The decrease in the average balances of the securities portfolio reflects a $11.9 million decline in taxable securities and a $1.3 million decrease in tax-exempt securities, as the paydowns and calls in the first six months of 2010 exceeded those in the first six months of 2009.

The average balance in loans receivable increased $7.0 million, or 2.2%, to $330.9 million in the current six month period from $323.9 million in the same period of 2009, and the interest earned on total loans receivable decreased $168 thousand, or 1.8% from the first half of 2009 to the current period.  The average rate earned on loans decreased 23 basis points from 5.98% for the six months ended June 30, 2009 to 5.75% for the same period in 2010.  The increase in our loan portfolio average balance reflects our commitment to make credit available in our service area, while the decrease in yield is largely the result of lower market rates of interest (17 basis points) and higher non-accrual loan balances (6 basis points) between the two six month periods.

Interest Expense - The Company’s interest expense for the six months ended June 30, 2010 decreased $1.8 million, or 36.8%, to $3.0 million, as the balance in average interest-bearing liabilities decreased $1.6 million, or 0.4% to $396.8 million from $398.4 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 89 basis points from 2.43% for the six months ended June 30, 2009 to 1.54% for the same period in 2010.  The decrease in rate mostly reflects the repricing of deposits at lower market rates of interest and the Company’s continued efforts to promote a higher yielding savings account product as an alternate to time deposits to provide a better interest rate spread to the Company.

The average balance of total interest bearing deposits declined $1.5 million to $350.9 million for the six months ended June 30, 2010 from $352.4 million for the same period in 2009.  NOW and savings account balances both saw increases in average balances, as money market and time deposit account balances had declines in average balances between the two first six month periods of 2010 and 2009.   Savings account average balances increased $2.2 million, or 1.3%, to $172.0 million in the first six months of 2010 from $169.8 million in the same period a year earlier.  The yield on savings accounts decreased 90 basis points to 1.17% and interest expense on savings accounts declined $743 thousand, or 42.6%, to $1.0 million in the first half of 2010 from $1.7 million in the six month period ended June 30, 2009.  NOW  account average balances increased $5.1 million to $62.8 million for the six month period ended June 30, 2010 from $57.7 million one year earlier, as the Company attracted several new municipal accounts between the two six month periods.  The average rate paid on NOW accounts declined 16 basis points to 0.89% and the related interest expense was reduced $23 thousand between the two six month periods ended June 30, 2010 and 2009.

The Company’s average balance in time deposits decreased by $6.4 million, or 5.8%, to $103.6 million for the six month period ended June 30, 2010 compared to $110.1 million for the same period in 2009, while the interest expense on time deposits declined $874 thousand, or 49.6%, to $889 thousand.  The average rate paid on time deposits decreased 150 basis points from 3.23% for the six months ended June 30, 2009 to 1.73% for the same period in 2010, reflecting the current decline in market interest rates.  Also contributing to the decline in rate on interest bearing deposits was a 50 basis point decrease in the rate paid on money market accounts to 0.80% during the first six months of 2010 from 1.30% during the same period in 2009.  This decline reduced the Company’s interest expense on money market accounts $46 thousand, or 48.5%, to $49 thousand while average money market balances decreased 16.2% to $12.4 million in the first half of 2010 from the first six months of 2009.  Time deposit balances have migrated to the savings account product, reflecting management’s strategy of deemphasizing time deposits as a primary source of funding.

For the six months ended June 30, 2010 the Company’s average borrowed funds decreased $57 thousand to remain at $33.1 million and the average rate paid on borrowed funds was unchanged at 4.25% between the first six months of 2010 and 2009. The Company had $30.0 million in fixed rate convertible borrowings and one $3.1 million fixed rate amortizing note outstanding during both six month periods.

Index

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first six months of 2010 and 2009.  As the average interest rate paid on the debentures resets quarterly and is tied to the three month LIBOR rate, the average rate paid has decreased 122 basis points from 2.89% in the first six months of 2009 to 1.67% in the same period in 2010.

Provision for Loan Losses - The loan loss provision for the first half of 2010 increased $639 thousand, or 60.1%, to $1.7 million compared to a provision of $1.1 million in the first half of 2009.  The higher provision during the first six months of 2010 was related to an increase in non-performing loan balances and the collateral value deterioration on related real estate secured loans compared to the same period in 2009.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased by $466 thousand, or 16.7%, to $2.3 million for the six months ended June 30, 2010 from $2.8 million for the same period in 2009.  Normalized non-interest income, net of non-recurring gains and losses, decreased $140 thousand, or 5.4%, between the two first six month periods of 2010 compared to 2009.  Non-recurring items included a gain on the sale of fixed assets of $203 thousand in the first half of 2009 and in the first half of 2010 an other-than-temporary impairment charge on equity securities of $171 thousand and a $54 thousand gain on the sale of securities, available for sale, The OTTI charge related to an equity portfolio fund that had an amortized cost of $250 thousand.  The fund is comprised of common stocks of bank holding companies.

Insurance commissions earned through the operation of Tri-State are one of the Company’s principal sources of non-interest income.  Insurance commission income from Tri-State has decreased $72 thousand, or 6.0%, in the first half of 2010 over the same period in 2009, largely due to a decrease in contingency commission income, which is based upon criteria set by each insurance carrier.  Service charges on deposit accounts also decreased between the two six month periods by $41 thousand, or 5.7%, to $674 thousand as customers have altered their behavior in overdrawing their deposit accounts.

Investment brokerage fees have increased during the first half of 2010 by $28 thousand, or 34.6%, to $109 thousand compared to $81 thousand during the same period in 2009.  The Company also had a $54 thousand gain on the sale of securities, available for sale, in the first half of 2010 compared to no gains in the same period of 2009.  Income from ATM and debit card usage and related fees increased $14 thousand, to $242 thousand in the six month period ended June 30, 2010 and the income earned on bank owned life insurance polices increased $15 thousand, to $119 thousand, in the six month period ended June 30, 2010.

Non-Interest Expense - Total non-interest expense decreased $176 thousand, or 2.3%, from $7.6 million in the first half of 2009 to $7.4 million in the first six months of 2010.  This decrease was primarily due to decreased expenses related to foreclosed real estate, FDIC insurance assessments and expenses related to furniture, fixtures and data processing for the six month period ended June 30, 2010 compared to the same period ended June 30, 2009.

Expenses related to foreclosed real estate decreased $77 thousand, or 27.9%, to $199 thousand in the first half of 2010 from $276 thousand in the first six months of 2009.  In addition the Company incurred $456 thousand in expense associated with the write-down to fair value of a foreclosed property in the first half of 2009, compared to a $27 write-down in the first six months of 2010.  FDIC insurance assessments have decreased $66 thousand, or 12.8%, to $449 thousand in the first six months of 2010, compared to $515 thousand in the same year ago period, which included the special assessment of $215 thousand levied by the FDIC as of June 30, 2009 and payable September 30, 2009.  Furniture, fixtures and data processing expenses decreased $83 thousand, or 12.3%, to $594 thousand for the six month period ended June 30, 2010.

Salaries and employee benefits have increased $426 thousand, or 12.0%, due to $217 thousand in severance accruals due to former executive officers of the Company and incentive compensation expenses that were not present in the first half of 2009.

Income Taxes - The Company’s federal and state income tax provision increased $86 thousand, or 64.2%, to $220 thousand for the six months ended June 30, 2010 from $134 thousand for the first half of 2009.  This increase in income taxes resulted from an increase in income before taxes of $186 thousand, or 18.9%, for the six months ended June 30, 2010 as compared to the same period in 2009.  The Company’s effective tax rate increased from 13.63% for the six months period ended June 30, 2009 to 18.8% for the first half of 2010 and is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in bank owned life insurance.

Index

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2010 TO DECEMBER 31, 2009
At June 30, 2010 the Company had total assets of $484.6 million compared to total assets of $454.8 million at December 31, 2009, an increase of 6.6%, or $29.8 million.  Cash and cash equivalents increased $21.9 million, or 95.1%, at June 30, 2010 to $45.0 million and securities available for sale increased $6.0 million, or 8.4%, to $77.3 million since year end 2009.  Bank-owned life insurance increased to $10.0 million at June 30, 2010, as the Company purchased an additional $6.5 million during the second quarter of 2010.  These increases were mostly funded through an increase in total deposits of $28.0 million, or 7.5%, to $400.1 million at June 30, 2010.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $21.9 million at June 30, 2010 to $45.0 million from $23.1 million at December 31, 2009.  This increase reflects increases in cash and due from bank balances of $6.3 million and a $15.7 million increase in the Company’s federal funds sold at June 30, 2010 from year end 2009.  Included in cash and due from bank balances, was a $5.5 million increase in interest bearing deposits, as the Company invested in a money market fund that yielded a higher rate over the historically low federal funds market, while maintaining levels of liquidity.  These increases in cash and cash equivalent balances at June 30, 2010 were funded by increases in total deposits during the first six months of 2010.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale at fair value, increased $6.0 million from $71.3 million at December 31, 2009 to $77.3 million at June 30, 2010.  During the first six months of 2010 the Company purchased $17.8 million in securities, $13.5 million matured or were repaid and $1.0 million in securities were sold.  Contributing to the increase in available for sale securities was the transfer of all of the Company’s trading securities at fair value of $2.2 million into available for sale on June 1, 2010.  For the six months ended June 30, 2010, realized holding gains on trading securities decreased by $12 thousand to $7 thousand as compared to the same period in 2009.  Net amortization expenses from security premiums and discounts were $93 thousand and the Company realized $54 thousand in gains from the sale of securities during the first six months of 2010.

The carrying value of the available for sale portfolio at June 30, 2010 includes a net unrealized gain of $893 thousand, reflected as an accumulated other comprehensive gain of $536 thousand in stockholders’ equity, net of a deferred income tax liability of $357 thousand.  This compares with an unrealized gain at December 31, 2009 of $241 thousand, shown as an accumulated other comprehensive gain of $145 thousand in stockholders’ equity, net of a deferred income tax liability of $96 thousand.  The Company’s securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of the Company’s debt and equity securities have been evaluated for other-than-temporary impairment as of June 30, 2010 and the Company does not consider any debt security other-than-temporarily impaired (“OTTI”).  The Company evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation the Company did not intend to the sell and it is more likely than not that the Company will not have to sell any of its securities before recovery of its cost basis.  The Company’s equity portfolio, which amounted to a fair value of $1.3 million, is comprised of investments in two equity funds, a mutual fund, and a couple of local community banks.  One of the equity funds was deemed to be other-than-temporarily impaired at June 30, 2010.  During the three months ended June 30, 2010, the Company recognized $171 thousand pre-tax non-cash OTTI charge related to this equity portfolio fund that had an amortized cost of $250 thousand.  The fund is comprised of common stocks of bank holding companies. The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying banks and we do not believe the market value of this security will recover to the Company’s amortized cost within the foreseeable future.

The Company held no high-risk securities or derivatives at June 30, 2010 or December 31, 2009.  There were no held to maturity securities at June 30, 2010 or December 31, 2009.

Loans - The loan portfolio comprises the largest class of earning assets of the Company. Total loans receivable, net of unearned income, at June 30, 2010 decreased $2.8 million to $330.2 million from $333.0 million at year-end 2009, as payments, charge-offs and maturities exceeded new loan originations.  Almost all loan categories saw a decline in balances in the first six months of 2010 from year-end 2009.  The largest decrease was in construction and land development loans which fell $6.6 million or 23.9% from December 31, 2009.  Loans secured by non-residential property, which account for 55.3% of the Company’s total loan portfolio, increased $5.1 million to $188.4 million and one to four family residential mortgage loan balances increased $205 thousand to $93.8 million at June 30, 2010.  The Company’s new loan production has been adversely affected by current economic factors and resulted in the net decrease in the loan receivable balance at June 30, 2010 as compared to loan receivable balance at December 31, 2009. The Company does not originate sub-prime or unconventional one to four family real estate loans.  The loan to deposit ratios at June 30, 2010 and December 31, 2009 were 81.2% and 88.0%, respectively.

Index

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans and foreclosed real estate, increased by $6.1 million to $27.1 million at June 30, 2010 from $21.0 million at year end 2009. The Company’s non-accrual loans increased $5.4 million to $22.5 million at June 30, 2010 from $17.1 million at December 31, 2009.  Restructured loans that were also on non-accrual at June 30, 2010 were $6.5 million and at December 31, 2009 were $4.6 million.  Non-accrual loans at June 30, 2010 primarily consist of loans which are collateralized by real estate.  During the first six months of 2010, foreclosed real estate increased by a net of $721 thousand, as three properties with a carrying value totaling $937 thousand were foreclosed on and two properties were sold for $189 thousand, netting a gain of $5 thousand in foreclosed real estate and write-downs on foreclosed real estate of $27 thousand.

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

(Dollars in thousands)	June 30, 2010	December 31, 2009
Non-accrual loans	$22,529	$17,138
Non-accrual loans to total loans	6.82%	5.15%
Non-performing assets	$27,093	$20,981
Non-performing assets to total assets	5.59%	4.61%
Allowance for loan losses as a % of non-performing loans	24.19%	32.07%
Allowance for loan losses to total loans	1.65%	1.65%

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans.  At June 30, 2010 the Company had $1.3 million in this category and at December 31, 2009 the reported amount was $1.4 million.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at June 30, 2010 were $27.1 million and at December 31, 2009 were $24.8 million. Impaired loans measured at fair value increased to $15.0 million on June 30, 2010 from $4.5 million at December 31, 2009.   The principal balances on loans measured at fair value were $16.7 million and $6.1 million, net of valuation allowance of $1.7 million at both June 30, 2010 and December 31, 2009.  Additional provisions for the loan losses of $1.5 million for both June 30, 2010 and December 31, 2009 were recorded during these periods.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Impaired and restructured loans that were still accruing at June 30, 2010 totaled $4.6 million and $7.6 million at December 31, 2009.

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

Index

At June 30, 2010, the total allowance for loan losses decreased $47 thousand, or 0.9%, to $5.4 million, as compared to $5.5 million at December 31, 2009.  The components of this decrease were a provision for loan losses of $1.7 million, charge-offs totaling $1.8 million and recoveries of $20 thousand in the first six months of 2010.  Real estate related charge-offs during the first six months of 2010 totaled $1.5 million and were mainly attributed to two loan relationships where real estate collateral values deteriorated and cash flows were insufficient to support repayment.  The provision also reflects the continued decline in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.65% at both June 30, 2010 and December 31, 2009.

The table below presents information regarding the Company's provision and allowance for loan losses for each of the periods presented.

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$5,496	$5,813
Provision charged to operating expenses	1,702	1,063
Recoveries of loans previously charged-off:
Commercial	13	4
Consumer	12	7
Real Estate	1	57
Total recoveries	26	68
Loans charged-off:
Commercial	209	115
Consumer	29	37
Real Estate	1,537	83
Total charge-offs	1,775	235
Net charge-offs	1,749	167
Balance at end of period	$5,449	$6,709
Net charge-offs to average loans outstanding	1.06%	0.10%
Allowance for loan losses to period-end loans	1.65%	2.04%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	June 30, 2010		December 31, 2009
		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial	$447	5.16%	$380	5.11%
Consumer and other loans	71	3.07%	94	3.53%
Real estate, construction and development:
Commercial	4,486	63.38%	4,695	63.28%
Residential	445	28.39%	327	28.08%
Total	$5,449	100.00%	$5,496	100.00%

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2010 and December 31, 2009, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $28.0 million, or 7.5%, from $372.1 million at December 31, 2009 to $400.1 million at June 30, 2010.  The Company’s total interest-bearing deposits increased $22.6 million to $360.5 million at June 30, 2010 from $337.9 million at December 31, 2009 and total non-interest bearing deposits increased $5.4 million to $39.6 million at June 30, 2010 from $34.2 million at December 31, 2009.  The promotional savings deposit product which began in 2008 focuses on attracting banking relationships with lower-costing core deposits and reducing the Company’s dependency on higher priced time deposits.  As a result of the promotion, total savings account balances have increased $16.2 million, or 9.9%, to $179.5 million at June 30, 2010 from $163.3 million on December 31, 2009.  Total NOW account balances increased $5.1 million, or 8.3%, to $65.7 million at June 30, 2010 and time deposit balances increased $390 thousand to $102.1 million from year-end balances.

Index

Included in time deposit balances at June 30, 2010 are $490 thousand in brokered time deposits, an increase of $191 thousand from $299 thousand at December 31, 2009.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The Company had $33.1 million in borrowings, at a weighted average interest rate of 4.25%, at both June 30, 2010 and December 31, 2009.  The borrowings at June 30, 2010 consisted of $30.0 million in advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate and a $3.1 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2010 was 1.98%.  The capital securities are redeemable by the Company during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (codified within ASC 810), our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity - Stockholders' equity, inclusive of accumulated other comprehensive income, net of income taxes, was $35.9 million at June 30, 2010 and $34.5 million at year-end 2009.  Retained earnings increased $948 thousand to $7.5 million due to net income earned in the first six months of 2010.  In order to preserve capital, the Board of Directors elected not to declare any cash dividends in the first six months of 2010. Accumulated other comprehensive income increased $391 thousand to $536 thousand, due to increases in unrealized gains on securities available for sale, net of income tax.  The June 30, 2010 balance in common stock remained relatively unchanged at $27.8 million, as the compensation expense of restricted stock awards increased common stock by $29 thousand.

LIQUIDITY AND CAPITAL RESOURCES
It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of June 30, 2010, had the ability to borrow up to $62.4 million against selected mortgages as collateral for borrowings.  At June 30, 2010, the Bank had outstanding borrowings with the FHLBNY totaling $33.1 million.  The Bank also has available an overnight line of credit and a one-month overnight repricing line of credit, each in an amount of $47.9 million at the Federal Home Loan Bank of New York and an overnight line of credit in the amount of $4.0 million at the Atlantic Central Bankers Bank.

At June 30, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  The Company held liquid investments which all mature within 30 days, totaling $45.2 million and securities classified as available for sale of $77.3 million on June 30, 2010.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At June 30, 2010, the Bank's Tier I and Tier II capital ratios were 11.94% and 13.19%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of June 30, 2010, the Bank had a leverage ratio of 8.84%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well capitalized” under FDIC regulations.

Index

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Since the Company does not currently have $500 million or more in consolidated assets, it is not currently subject to these requirements.

The Company has no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the trust preferred securities of Sussex Capital Trust II.  The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2010 totaled $30.6 million and consisted of $5.4 million in commitments to grant commercial real estate, construction and land development loans, $13.4 million in home equity lines of credit, $9.7 million in other unused commitments and $2.1 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  The plan has been amended several times to increase the number of shares which may be repurchased, and the Company currently has authority to repurchase up to  400,000 shares of the Company’s common stock.  As of June 30, 2010, 246,562 shares had been purchased as part of the plan and 153,438 shares were left to be purchased under the plan.  No shares were purchased during the first half of 2010.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 – (Removed and Reserved)

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

Number	Description
31.1	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP
By: /s/ Steven M. Fusco
STEVEN M. FUSCO
Senior Vice President and
Chief Financial Officer
Date: August 13, 2010