Form 10-Q
period 2010-09-30
SUSSEX BANCORP
filed 2010-11-15
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

___________________________________________________________________
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
Yes ☐         No ☒

As of November 8, 2010 there were 3,352,346 shares of common stock, no par value, issued.

SUSSEX BANCORP
FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	September 30, 2010	December 31, 2009

ASSETS
Cash and due from banks and interest bearing deposits with other banks	$32,644	$8,779
Federal funds sold	3,000	14,300
Cash and cash equivalents	35,644	23,079

Time deposits with other banks	600	100
Trading securities	-	2,955
Securities available for sale	85,677	71,315
Federal Home Loan Bank Stock, at cost	2,102	2,045

Loans receivable, net of unearned income	333,607	332,959
Less: allowance for loan losses	6,097	5,496
Net loans receivable	327,510	327,463

Foreclosed real estate, net of allowance for losses of $140 in 2010
and $893 in 2009	2,095	3,843
Premises and equipment, net	6,868	7,065
Accrued interest receivable	1,925	1,943
Goodwill	2,820	2,820
Bank-owned life insurance	10,069	3,360
Other assets	8,885	8,853

Total Assets	$484,195	$454,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$37,765	$34,155
Interest bearing	360,972	337,920
Total Deposits	398,737	372,075

Borrowings	33,046	33,090
Accrued interest payable and other liabilities	2,566	2,262
Junior subordinated debentures	12,887	12,887

Total Liabilities	447,236	420,314

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, authorized 5,000,000 shares;
issued shares 3,352,346 in 2010 and 3,259,786 in 2009;
outstanding shares 3,250,355 in 2010 and 3,245,811 in 2009	27,852	27,805
Retained earnings	8,156	6,577
Accumulated other comprehensive income	951	145

Total Stockholders' Equity	36,959	34,527

Total Liabilities and Stockholders' Equity	$484,195	$454,841

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans receivable, including fees	$4,765	$4,923	$14,194	$14,520
Securities:
Taxable	412	651	1,378	2,032
Tax-exempt	292	308	820	897
Federal funds sold	3	5	20	26
Interest bearing deposits	20	1	30	15
Total Interest Income	5,492	5,888	16,442	17,490

INTEREST EXPENSE
Deposits	943	1,264	3,158	5,166
Borrowings	358	359	1,065	1,067
Junior subordinated debentures	62	64	170	251
Total Interest Expense	1,363	1,687	4,393	6,484

Net Interest Income	4,129	4,201	12,049	11,006
PROVISION FOR LOAN LOSSES	662	520	2,364	1,583
Net Interest Income after Provision for Loan Losses	3,467	3,681	9,685	9,423

OTHER INCOME
Service fees on deposit accounts	375	380	1,049	1,095
ATM and debit card fees	128	126	370	354
Bank-owned life insurance	100	41	219	144
Insurance commissions and fees	485	548	1,622	1,757
Investment brokerage fees	24	30	133	111
Realized holding gains on trading securities	-	2	7	21
Gain (loss) on sale of securities, available for sale	(2)	55	52	55
Gain on sale of premises and equipment	2	-	2	203
Gain (loss) on sale of foreclosed real estate	12	(34)	17	(35)
Impairment write-downs on equity securities	-	-	(171)	-
Other	52	132	200	365
Total Other Income	1,176	1,280	3,500	4,070

OTHER EXPENSES
Salaries and employee benefits	1,885	2,070	5,865	5,624
Occupancy, net	336	320	1,011	979
Furniture, equipment and data processing	325	314	919	991
Advertising and promotion	36	49	138	145
Professional fees	130	168	398	416
Director fees	65	56	183	182
FDIC assessment	232	172	681	687
Insurance	56	54	167	140
Stationary and supplies	53	37	147	128
Loan collection costs	144	92	307	338
Write-down on foreclosed real estate	182	-	209	456
Expenses related to foreclosed real estate	82	36	222	195
Amortization of intangible assets	3	4	11	14
Other	315	341	960	968
Total Other Expenses	3,844	3,713	11,218	11,263

Income before Income Taxes	799	1,248	1,967	2,230
PROVISION FOR INCOME TAXES	168	351	388	485
Net Income	$631	$897	$1,579	$1,745

EARNINGS PER SHARE
Basic	$0.19	$0.28	$0.49	$0.54
Diluted	$0.19	$0.28	$0.48	$0.54

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands, except per share data)	Outstanding	Stock	Earnings	Income (loss)	Stock	Equity

Balance December 31, 2008	3,248,417	$27,783	$4,665	$(538)	$-	$31,910
Comprehensive income:
Net income	-	-	1,745	-	-	1,745
Change in unrealized losses on securities available
for sale, net of tax	-	-	-	1,121	-	1,121
Total Comprehensive Income						2,866

Treasury shares purchased	(7,500)	-	-	-	(30)	(30)
Treasury shares retired	-	(30)	-	-	30	-
Restricted stock vested during the period (a)	4,894	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	42	-	-	-	42
Dividends on common stock ($0.03 per share)	-	-	(99)	-	-	(99)

Balance September 30, 2009	3,245,811	$27,795	$6,311	$583	$-	$34,689

Balance December 31, 2009	3,245,811	$27,805	$6,577	$145	$-	$34,527
Comprehensive income:
Net income	-	-	1,579	-	-	1,579
Change in unrealized gain on securities available
for sale, net of tax	-	-	-	806	-	806
Total Comprehensive Income						2,385

Restricted stock vested during the period (a)	4,544	-	-	-	-	-
Compensation expense related to restricted
stock grants	-	47	-	-	-	47

Balance September 30, 2010	3,250,355	$27,852	$8,156	$951	$-	$36,959

(a) Balance of unvested shares of restricted stock: 101,991 in 2010 and 15,223 in 2009

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$1,579	$1,745
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,364	1,583
Provision for depreciation and amortization	510	609
Net change in trading securities	714	9,316
Net amortization of securities premiums and discounts	203	75
Net realized gain on sale of securities	(52)	(55)
Impairment charge on equity securities	171	-
Net realized gain on sale of premises and equipment	(2)	(203)
Net realized (gain) loss on sale of foreclosed real estate	(17)	35
Provision for foreclosed real estate	209	456
Earnings on investment in life insurance	(209)	(122)
Compensation expense for stock options and stock awards	47	42
(Increase) decrease in assets:		-
Accrued interest receivable	18	(5)
Other assets	(581)	(256)
Increase in accrued interest payable and other liabilities	304	146

Net Cash Provided by Operating Activities	5,258	13,366

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(33,784)	(38,074)
Proceeds from sale of securities	1,077	8,119
Maturities, calls and principal repayments	21,608	14,035
Net increase in loans	(3,347)	(13,310)
Net purchases of interest bearing time deposits	(500)	-
Purchases of premises and equipment	(302)	(142)
Proceeds from the sale of premises and equipment	2	1,089
Proceeds from the sale of foreclosed real estate	2,492	469
Purchases of bank-owned life insurance	(6,500)	-
Purchases of FHLB stock	(57)	(71)

Net Cash Used in Investing Activities	(19,311)	(27,885)

Cash Flows from Financing Activities
Net increase in deposits	26,662	9,056
Repayments of borrowings	(44)	(42)
Purchase of treasury stock	-	(30)
Dividends paid, net of reinvestments	-	(99)

Net Cash Provided by Financing Activities	26,618	8,885

Net Increase (Decrease) in Cash and Cash Equivalents	12,565	(5,634)

Cash and Cash Equivalents - Beginning	23,079	20,912
Cash and Cash Equivalents - Ending	$35,644	$15,278

Supplementary Cash Flows Information
Interest paid	$4,411	$6,851
Income taxes paid	$617	$557
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$936	$1,454
Trading securities transferred to available for sale securities	$2,241	-

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  Sussex Bank also has a 49% interest in SussexMortgage.com LLC, an Indiana limited liability company and mortgage banking joint venture with PNC Mortgage, Inc.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.  The Bank has also received regulatory approval for a branch location in Pike County, Pennsylvania.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$631	3,250	$0.19	$897	3,246	$0.28
Effect of dilutive securities:
Stock options	-	59		-	10
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$631	3,309	$0.19	$897	3,256	$0.28

Index

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common stockholders	$1,579	3,250	$0.49	$1,745	3,249	$0.54
Effect of dilutive securities:
Stock options	-	44		-	11
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$1,579	3,294	$0.48	$1,745	3,260	$0.54

Note 3 – Comprehensive Income
The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized holding gain on available for sale securities	$690	$1,776	$1,225	$1,923
Reclassification adjustments for net gains (losses) and impairment write-downs included in net income	(2)	55	(119)	55
Net unrealized gain	692	1,721	1,344	1,868
Tax effect	(277)	(688)	(538)	(747)
Other comprehensive income, net of tax	$415	$1,033	$806	$1,121

Note 4 – Segment Information
The Company’s insurance agency operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$4,129	$-	$4,129	$4,201	$-	$4,201
Other income from external sources	691	485	1,176	732	548	1,280
Depreciation and amortization	177	3	180	181	3	184
Income (loss) before income taxes	845	(46)	799	1,169	79	1,248
Income tax expense (benefit) (1)	186	(18)	168	319	32	351
Total assets	481,182	3,013	484,195	449,483	3,051	452,534

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$12,049	$-	$12,049	$11,006	$-	$11,006
Other income from external sources	1,878	1,622	3,500	2,313	1,757	4,070
Depreciation and amortization	501	9	510	600	9	609
Income (loss) before income taxes	1,971	(4)	1,967	2,085	145	2,230
Income tax expense (benefit) (1)	390	(2)	388	427	58	485
Total assets	481,182	3,013	484,195	449,483	3,051	452,534

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

Index

Information regarding the Company’s stock option plans as of September 30, 2010 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value
Options outstanding, beginning of year	187,362	$12.43
Options exercised	-	-
Options forfeited	(70,053)	12.69
Options outstanding, end of quarter	117,309	$12.27	3.25	$-
Options exercisable, end of quarter	117,309	$12.27	3.25	$-
Option price range at end of quarter	$6.88 to $16.45
Option price range for exercisable shares	$6.88 to $16.45

During the first nine months of 2010 and 2009, the Company expensed $47 thousand and $42 thousand, respectively, in stock-based compensation under restricted stock awards.  Information regarding the Company’s restricted stock activity as of September 30, 2010 is as follows:
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock, beginning of year	13,975	$8.34
Granted	95,303	4.44
Forfeited	(2,743)	5.52
Vested	(4,544)	9.65
Restricted stock, end of quarter	101,991	$4.71

At September 30, 2010, unrecognized compensation expense for non-vested restricted stock was $438 thousand, which is expected to be recognized over an average period of 5.5 years.

Note 6 - Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company, generally, holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.2 million of undrawn standby letters of credit outstanding as of September 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

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

Index

Level III - Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
September 30, 2010:
Available for sale securities	$85,677	$-	$85,677	$-

December 31, 2009:
Trading securities	$2,955	$-	$2,955	$-
Available for sale securities	71,315	-	71,315	-

On June 1, 2010, the Company transferred all trading securities, which amounted to $2.2 million, to available for sale at fair value. All trading securities at December 31, 2009 were mortgage-backed securities.  The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were holding gains on trading securities recorded on the income statement of $7 thousand for the nine months ended September 30, 2010 and $21 thousand for the same period in 2009.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant	Significant
	Fair	Active Markets	Other Observable	Unobservable
	Value	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
September 30, 2010:
Impaired loans	$17,083	$-	$-	$17,083
Foreclosed real estate	2,095	-	-	2,095

December 31, 2009:
Impaired loans	$4,452	$-	$-	$4,452
Foreclosed real estate	2,385	-	-	2,385

Impaired loans are measured for impairment using the fair value of collateral for collateral-dependent loans or discounted cash flows based upon the expected proceeds.  Impaired loans had carrying amounts of $25.3 million at September 30, 2010 and $24.8 million at December 31, 2009. Impaired loans measured at fair value increased $12.6 million to $17.1 million on September 30, 2010 from $4.5 million at December 31, 2009.   The fair value consists of the loan balances of $19.1 million and $6.1 million, net of valuation allowance of $2.0 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively.  Additional provisions for loan losses of $1.9 million for the nine month period ended September 30, 2010 and $1.5 million for the year ended December 31, 2009 were recorded.   Foreclosed assets initially are recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

Cash and Cash Equivalents (Carried at Cost): The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

Index

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

Loans Receivable (Carried at Cost): The fair values of loans are estimated using discounted cash flow analyses, using the market rates on the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates and projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Index

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$35,644	$35,644	$23,079	$23,079
Time deposits with other banks	600	600	100	100
Trading securities	-	-	2,955	2,955
Securities available for sale	85,677	85,677	71,315	71,315
Federal Home Loan Bank stock	2,102	2,102	2,045	2,045
Loans receivable, net of allowance	327,510	330,477	327,463	330,441
Accrued interest receivable	1,925	1,925	1,943	1,943

Financial liabilities:
Deposits	398,737	400,061	372,075	372,868
Borrowings	33,046	36,545	33,090	34,963
Junior subordinated debentures	12,887	8,617	12,887	9,090
Accrued interest payable	323	323	361	361

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Note 8 – Securities
The amortized cost and approximate fair value of securities available for sale as of September 30, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2010
U.S. Government agencies	$17,191	$114	$-	$17,305
State and political subdivisions	29,275	885	(71)	30,089
Mortgage-backed securities:
US government-sponsored enterprises	30,796	809	(116)	31,489
Private mortgage-backed securities	5,190	256	-	5,446
Equity securities	1,640	5	(297)	1,348
	$84,092	$2,069	$(484)	$85,677
December 31, 2009
U.S. Government agencies	$14,938	$85	$(21)	$15,002
State and political subdivisions	25,987	221	(331)	25,877
Mortgage-backed securities:
US government-sponsored enterprises	21,083	795	(1)	21,877
Private mortgage-backed securities	6,255	67	(117)	6,205
Corporate debt securities	1,005	2	-	1,007
Equity securities	1,806	-	(459)	1,347
	$71,074	$1,170	$(929)	$71,315

Index

The amortized cost and fair value of securities available for sale at September 30, 2010 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$6,764	$6,778
Due after one year through five years	12,056	12,092
Due after five years through ten years	-	-
Due after ten years	27,646	28,524
Total bonds and obligations	46,466	47,394
Mortgage-backed securities
US government-sponsored enterprises	30,796	31,489
Private mortgage-backed securities	5,190	5,446
Equity securities	1,640	1,348
Total available for sale securities	$84,092	$85,677

Temporarily Impaired Securities and Other-Than-Temporary Impairment
The following table shows the gross unrealized losses and fair value for securities in our portfolio that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2010
State and political subdivisions	$1,871	$(2)	$1,140	$(69)	$3,011	$(71)
Mortgage-backed securities:
US government-sponsored enterprises	11,373	(116)	-	-	11,373	(116)
Private mortgage-backed securities	-	-	-	-	-	-
Equity securities	17	(1)	381	(296)	398	(297)
Total Temporarily Impaired Securities	$13,261	$(119)	$1,521	$(365)	$14,782	$(484)

December 31, 2009
U.S. Government agencies	$8,585	$(21)	$-	$-	$8,585	$(21)
State and political subdivisions	13,208	(82)	2,467	(249)	15,675	(331)
Mortgage-backed securities:
US government-sponsored enterprises	22	(1)	-	-	22	(1)
Private mortgage-backed securities	4,491	(117)	-	-	4,491	(117)
Equity securities	124	(66)	1,187	(393)	1,311	(459)
Total Temporarily Impaired Securities	$26,430	$(287)	$3,654	$(642)	$30,084	$(929)

As of September 30, 2010, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.

At September 30, 2010, the decline in market value and the unrealized losses for the Company’s state and political subdivisions investment portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2010, there were seven securities that had an unrealized loss.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2010, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s state and political subdivision securities at September 30, 2010 were deemed to be other than temporarily impaired.

Index

At September 30, 2010, the decline in market value and the unrealized losses for the Company’s mortgaged backed securities that are backed by US government-sponsored enterprises were caused by changes in interest rates and spreads and were not the result of credit quality. At September 30, 2010, there were five securities that had an unrealized loss.  The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality.  As of September 30, 2010, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s mortgaged backed securities at September 30, 2010 were deemed to be other than temporarily impaired.

The Company’s investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services industry.  These securities, other than the mutual fund, which had a fair value of $853 thousand at September 30, 2010, have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  Based on our evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.  At September 30, 2010, there were nine securities that had an unrealized loss.  We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. The Company will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

During the second quarter of 2010, the Company recognized $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 2010.  The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to the Company’s amortized cost before its termination date.  The fund was comprised of common stocks of bank holding companies.  During the third quarter of 2010, management decided to execute a redemption in kind provision for this investment prior to the termination date of October 22, 2010.  The Company received its pro-rata share of the underlying bank securities. The Company received 17 different equity securities totaling $76 thousand. The securities were recorded at market value resulting in an additional $3 thousand pre-tax charge related to the exchange.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This issuance codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 was effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of FASB ASU 2010-18 did not have a material impact on the Company’s financial statements.

Index

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

Index

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY
The Company is a community-oriented financial institution serving the northern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace.  While offering traditional community bank loan and deposit products and services, the Company obtains non-interest income through its Tri-State Insurance Agency, Inc. ("Tri-State") insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations.

We continue to focus on strengthening our core operating performance by improving our net interest income and margin by closely monitoring our yield on earning assets and adjusting the rates offered on deposit products.  The economic downturn continues to impact our level of nonperforming assets and in turn has increased our provision for loan losses.  The Company has been focused on building for the future and strengthening its core operating results within a risk management framework.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Overview - The Company realized net income of $631 thousand for the third quarter of 2010, a decrease of $266 thousand from net income of $897 thousand reported for the same period in 2009. Basic and diluted earnings per share for the three months ended September 30, 2010 were $0.19 compared to the basic and diluted earnings per share of $0.28 for the comparable period of 2009.  The decrease in net income reflects a $142 thousand increase in the provision for loan losses, a $131 thousand increase in non-interest expenses and a $104 thousand decrease in non-interest income, offset by a decrease in the provision for income taxes of $183 thousand.  The increase in non-interest expense was largely due to an increase in write-downs on foreclosed real estate and higher loan collection costs.  The decline in non-interest income is largely due to lower other income, insurance commissions, and security gains as compared to last year.

Net income before taxes on the Company’s segment operations from Tri-State decreased $125 thousand resulting in a net loss before taxes of $46 thousand in the third quarter of 2010 compared to net income before taxes of $79 thousand in the same period in 2009.  This decline was the combination of insurance commission and fee income decreasing $63 thousand and other expenses increasing $62 thousand between the two third quarter periods.

Index

Comparative Average Balances and Average Interest Rates
The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$30,669	$436	5.64%	$29,243	$463	6.30%
Taxable	49,501	412	3.30%	61,132	651	4.22%
Total securities	80,170	848	4.20%	90,375	1,114	4.89%
Total loans receivable (4)	329,294	4,765	5.74%	326,645	4,923	5.98%
Other interest-earning assets	39,071	23	0.24%	10,805	6	0.20%
Total earning assets	448,535	$5,636	4.99%	427,826	$6,043	5.60%

Non-interest earning assets	39,847			36,999
Allowance for loan losses	(5,809)			(5,604)
Total Assets	$482,573			$459,220

Sources of Funds:
Interest bearing deposits:
NOW	$67,306	$109	0.64%	$55,906	$132	0.94%
Money market	13,735	25	0.72%	15,766	48	1.22%
Savings	178,833	398	0.88%	173,872	522	1.19%
Time	100,517	411	1.62%	91,252	562	2.44%
Total interest bearing deposits	360,391	943	1.04%	336,796	1,264	1.49%
Borrowed funds	33,051	358	4.24%	33,109	359	4.24%
Junior subordinated debentures	12,887	62	1.88%	12,887	64	1.95%
Total interest bearing liabilities	406,329	$1,363	1.33%	382,792	$1,687	1.75%

Non-interest bearing liabilities:
Demand deposits	38,721			40,130
Other liabilities	1,266			2,723
Total non-interest bearing liabilities	39,987			42,853
Stockholders' equity	36,257			33,575
Total Liabilities and Stockholders' Equity	$482,573			$459,220

Net Interest Income and Margin (5)		$4,273	3.78%		$4,356	4.04%

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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), decreased $83 thousand, or 1.9%, to $4.3 million for the three months ended September 30, 2010 from $4.4 million for the third quarter of 2009.  The decline was due to the decrease in the yield on our interest earning assets declining faster then the cost of interest bearing liabilities, leading to a decrease in the net interest margin, on a fully taxable equivalent basis, of 26 basis points to 3.78% for the three months ended September 30, 2010 compared to 4.04% for the same period in 2009.  This decline reflects a 61 basis points decrease in the yield on total earning assets to 4.99%, which was in part offset by a 42 basis points decline in the cost of total interest bearing liabilities to 1.33% for the three month period ended September 30, 2010 as compared to the same period a year earlier.  The decrease in yield on earning assets reflects the decrease in market rates of interest, largely in the securities portfolio, and the effect of a $9.1 million increase in non-performing loan balances between the two third quarter periods.  The decrease in cost of interest bearing liabilities is related to management actively reducing the rates paid on interest bearing core deposits and the repricing of time deposits in a lower market rate environment between the two third quarter periods.

Index

The decline in net interest income for the three months ended September 30, 2010 as a result of the decrease in the net interest margin was mostly offset by an increase of $20.7 million, or 4.8%, in average balances in interest earning assets to $448.5 million and a $23.5 million, or 6.2%, increase in total interest bearing liabilities to $406.3 million as compared to the same period last year.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $407 thousand for the current three month period from the prior year period.  The largest component of this decline in interest income is attributed to a decrease in interest earned on securities.

Total interest income on securities, on a fully taxable equivalent basis, decreased $266 thousand, to $848 thousand for the quarter ended September 30, 2010 from $1.1 million for the third quarter of 2009.  This decline was driven by a 69 basis point decrease in the yield on securities from 4.89% to 4.20% between the two third quarter periods and lower average balances of total securities, which decreased $10.2 million, or 11.3% between the two same periods.  The decrease in the average balance in the securities portfolio reflects an $11.6 million decline in taxable securities and a $1.4 million increase in tax-exempt securities.  The decrease in taxable security balances was largely due to an increase in calls and maturities between the two third quarter periods.

The interest earned on total loans receivable decreased $158 thousand to $4.8 million for the third quarter of 2010 from $4.9 million for the third quarter in 2009, while the average balance in loans receivable increased $2.7 million, or 0.8%, to $329.3 million in the current three month period from $326.6 million in the same period of 2009.  The average rate earned on loans decreased 24 basis points from 5.98% for the three months ended September 30, 2009 to 5.74% for the same period in 2010.  The increase in our loan portfolio average balance reflects our continuing efforts to build market share and remain a source of credit for businesses in our communities.  Approximately 6 basis points of the decrease in yield is related to lower market rates of interest, while the remaining 18 basis point decline can be attributed to a $9.1 million increase in non-accrual loan balances between the two quarterly periods.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. The average balances in other interest-earning assets increased $28.3 million, or 261.6%, to $39.1 million in the third quarter of 2010 from $10.8 million during the third quarter a year earlier, as the average balance in interest bearing deposits increased $23.6 million, as deposit growth outpaced loan growth.  The yield on other interest-earning assets improved to 0.24% in the third quarter of 2010 from 0.20% during the same period a year earlier, as the interest earned increased $17 thousand to $23 thousand in the third quarter of 2010.

Interest Expense - The Company’s interest expense for the three months ended September 30, 2010 decreased $324 thousand to $1.4 million from $1.7 million for the same period in 2009, as the balance in average interest-bearing liabilities increased $23.5 million, or 6.2%, to $406.3 million from $382.8 million in the year ago period.  The average rate paid on total interest-bearing liabilities has decreased by 42 basis points from 1.75% for the three months ended September 30, 2009 to 1.33% for the same period in 2010.  The decrease in rate reflects reduced market rates of interest on deposit products and quarterly repricing of the junior subordinated debentures between the two third quarter periods.

Interest expense on deposits declined $321 thousand, or 25.4%, for the quarter ended September 30, 2010 as compared to the same period last year.  The major component of the decline was attributed to time deposits repricing at lower current rates of interest, which resulted in decreased interest expense on time deposits of $151 thousand, or 26.9%, for the quarter ended September 30, 2010 as compared to the same period last year.  The Company’s average core deposit base, which includes demand, NOW, savings and money market accounts, increased $12.9 million, or 4.5%, from the third quarter of 2009 to the same quarter in 2010 and at September 30, 2010 represents over 75% of total deposits.

Third quarter 2010 average NOW account balances increased $11.4 million, to $67.3 million, from $55.9 million for the same period in 2009, largely due to a $11.7 million increase in public funds, as the yield on NOW accounts decreased 30 basis points to 0.64% from 0.94% between the three month periods ending September 30, 2010 and 2009, respectively.  The result was a decrease of $23 thousand, or 17.4%, in NOW deposit interest expense to $109 thousand for the third quarter of 2010 from $132 thousand a year earlier.

In addition to the average balance in NOW accounts increasing, the average balance in time deposits increased $9.2 million to $100.5 million in the third quarter of 2010 compared to $91.3 million for the same period in 2009.  The related interest expense on time deposits decreased $151 thousand to $411 thousand in the third quarter of 2009, as the average rate paid on time deposits decreased 82 basis points from 2.44% for the three months ended September 30, 2009 to 1.62% for the same period in 2010.

Savings account average balances increased $5.0 million between the third quarter of 2010 and the same period of 2009 to $178.8 million, and the yield fell 31 basis points to 0.88% from 1.19%.

Index

Money market average balances declined $2.1 million, or 12.9%, to $13.7 million for the three month period ended September 30, 2010 from $15.8 million one year earlier, as the yield on money market accounts declined 50 basis points from 1.22% to 0.72% during the two periods.

For the quarters ended September 30, 2010 and 2009, the Company’s average borrowed funds decreased by $59 thousand to $33.1 million.  The balance at September 30, 2010 consisted of six convertible notes totaling $30.0 million and one $3.1 million amortizing advance from the Federal Home Loan Bank of New York.  The average rate paid on total borrowed funds remained unchanged at 4.24%.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the third quarters of 2010 and 2009.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures declined 7 basis points from 1.95% for the three months ended September 30, 2009 to 1.88% for the same period in 2010, as the average LIBOR rate decreased between the two third quarter periods.

Provision for Loan Losses - The loan loss provision for the third quarter of 2010 increased $142 thousand to $662 thousand compared to a provision of $520 thousand in the third quarter of 2009.  The higher provision during the third quarter of 2010 was related to an increase in non-performing loans as compared to the third quarter of 2009, the deterioration in the residential construction portfolio and the economic slow-down in our market area, which has affected our borrowers’ cash flows.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased $104 thousand, or 8.1%, to $1.2 million for the three months ended September 30, 2010 from non-interest income of $1.3 million for the same period in 2009.

The largest component of the decrease in non-interest income was an $80 thousand decrease in other income to $52 thousand in the third quarter of 2010, as other loan fee income declined between the two third quarter periods. In addition, insurance commission income from Tri-State declined $63 thousand to $485 thousand in the third quarter of 2010 over the same period in 2009.  The decline in commission income from Tri-State is due the effects of a softer market for insurance and the loss of renewal business from a former producer.  Income from bank-owned life insurance grew $59 thousand to $100 thousand in the third quarter of 2010 as compared to the same period last year.

Non-Interest Expense – Total non-interest expense increased $131 thousand, or 3.5%, to $3.8 million in the third quarter of 2010 from $3.7 million in the same quarter a year earlier.  The increase in non-interest expenses was largely due to $182 thousand in additional write-downs on foreclosed real estate related to two properties, an increase of $52 thousand in loan collection costs and a $60 thousand increase in FDIC insurance premiums between the two third quarter periods.  In addition, other expenses related to foreclosed real estate increased $46 thousand to $82 thousand in the third quarter of 2010 from $36 thousand one year earlier.

These increases were partly offset by lower salary and employee benefits expense, which declined $185 thousand, or 8.9%, to $1.9 million for the quarter ended September 30, 2010 from $2.1 million in the third quarter of 2009.  The decrease was largely related to $328 thousand in severance and benefit expenses in the third quarter of 2009, which did not reoccur in the third quarter 2010.   Professional fees also declined $38 thousand to $130 thousand in the third quarter of 2010 compared to the third quarter of 2009.

Income Taxes - The Company’s income tax expense, which includes both federal and state taxes, was $168 thousand for the three months ended September 30, 2010 compared to an income tax expense of $351 thousand for the third quarter of 2009.  This $183 thousand decrease in income taxes in the third quarter of 2010, as compared to the same period in 2009, resulted from a $449 thousand decrease in income before taxes between the two periods and the tax benefit from income earned on tax-exempt securities and bank-owned life insurance policies.

Index

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Overview - For the nine months ended September 30, 2010, net income was $1.6 million, a decrease of $166 thousand, or 9.5%, from the $1.7 million reported for the same period in 2009.  Basic earnings per share were $0.49 and $0.54 and diluted earnings per share were $0.48 and $0.54 for the nine month periods ended September 30, 2010 and 2009, respectively.  The decline in net income for the nine months ended September 30, 2010 as compared to the same period in 2009 was largely attributed to higher credit costs, and was partly offset by an 9.5% increase in net interest income as a result of growth in the net interest margin.

Net income before taxes on the operations from the Company’s business segment of Tri-State Insurance Agency for the nine month period ended September 30, 2010 decreased $149 thousand resulting in a net loss before taxes of $4 thousand for the first three quarters of 2010 compared to net income before taxes of $145 thousand for the same period in 2009.  This decline was mostly attributed to a $137 thousand decline in insurance commission and fee income to $1.6 million in the current nine month period from $1.8 million in the first nine months of 2009.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(Dollars in thousands)	2010			2009
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$28,432	$1,228	5.77%	$28,812	$1,346	6.25%
Taxable	49,820	1,378	3.70%	61,628	2,032	4.41%
Total securities	78,252	2,606	4.45%	90,440	3,378	4.99%
Total loans receivable (4)	330,340	14,194	5.74%	324,796	14,520	5.98%
Other interest-earning assets	34,914	50	0.19%	21,226	41	0.25%
Total earning assets	443,506	$16,850	5.08%	436,463	$17,939	5.50%

Non-interest earning assets	38,058			36,269
Allowance for loan losses	(5,991)			(6,059)
Total Assets	$475,573			$466,673

Sources of Funds:
Interest bearing deposits:
NOW	$64,342	$386	0.80%	$57,108	$432	1.01%
Money market	12,857	74	0.77%	15,129	144	1.27%
Savings	174,285	1,398	1.07%	171,164	2,264	1.77%
Time	102,586	1,300	1.69%	103,722	2,325	3.00%
Total interest bearing deposits	354,070	3,158	1.19%	347,122	5,166	1.99%
Borrowed funds	33,065	1,065	4.25%	33,123	1,067	4.25%
Junior subordinated debentures	12,887	170	1.74%	12,887	251	2.57%
Total interest bearing liabilities	400,022	$4,393	1.47%	393,133	$6,484	2.21%

Non-interest bearing liabilities:
Demand deposits	38,474			38,512
Other liabilities	1,436			2,159
Total non-interest bearing liabilities	39,910			40,671
Stockholders' equity	35,641			32,870
Total Liabilities and Stockholders' Equity	$475,573			$466,673

Net Interest Income and Margin (5)		$12,457	3.76%		$11,455	3.51%

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

Index

Net Interest Income - Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $1.0 million, or 8.8%, to $12.5 million for the nine months ended September 30, 2010 from $11.5 million for the same nine month period in 2009.  The increase was principally due to a 74 basis point decline in the cost of total interest bearing liabilities, partly offset by a 42 basis point decline in the yield on total earning assets, which resulted in a 25 basis point improvement in the net interest margin, on a fully taxable equivalent basis, to 3.76% for the nine months ended September 30, 2010 compared to 3.51% for the same period in 2009.  The decrease in both yield on earning assets and cost of interest bearing liabilities largely reflects the decline in market rates of interest and an increase in non-accrual loans between the two nine month periods.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased by $1.1 million to $16.8 million for the nine months ended September 30, 2010 compared to $17.9 million in the same period in 2009.  The decrease in interest income primarily reflects a decline of $772 thousand in interest income on total securities, or a 54 basis point decrease in yield to 4.45% for the first nine months of 2010 from 4.99% in the same period in 2009.

Total interest income on securities, on a fully taxable equivalent basis, decreased $772 thousand, to $2.6 million for the first nine months of 2010 from $3.4 million for the first nine months of 2009.  As the average balance of total securities decreased $12.2 million, the yield on securities declined 54 basis points, from 4.99% in the first nine months of 2009 to 4.45% for the same period of 2010.  The decrease in the average balances of the securities portfolio reflects an $11.8 million decline in taxable securities and a $380 thousand decrease in tax-exempt securities, as the paydowns and calls in the first nine months of 2010 exceeded those in the first nine months of 2009.
The interest earned on total loans receivable decreased $326 thousand, or 2.3%, from the first nine months of 2010 as compared to the same period last year largely due to a 24 basis point decrease in the average rate earned on loans from 5.98% for the nine months ended September 30, 2009 to 5.74% for the same period in 2010.  The decline in the average rate earned on loans was partly offset by a $5.5 million, or 1.7%, increase in the average balances in loans receivable to $330.3 million for the current nine month period from $324.8 million in the same period of 2009.  The increase in our loan portfolio average balance reflects our commitment to make credit available in our service area, while the decrease in yield is largely the result of lower market rates of interest (8 basis points) and higher non-accrual loan balances (16 basis points) between the two nine month periods.

Other interest-earning asset average balances increased $13.7 million to $34.9 million in the first nine months of 2010 from $21.2 million during the same period in 2009.  As the yield on these assets fell 6 basis points to 0.19%, the interest earned on other interest-earning assets increased $9 thousand to $50 thousand due to the increase in volume during 2010.

Interest Expense - The Company’s interest expense for the nine months ended September 30, 2010 decreased $2.1 million, or 32.3%, to $4.4 million.  The decline was due to a 74 basis points decrease in the average rate paid on total interest-bearing liabilities from 2.21% for the nine months ended September 30, 2009 to 1.47% for the same period in 2010.  The decrease in rate mostly reflects the repricing of deposits at lower market rates of interest.  The decline in rate was partly offset by a $6.9 million, or 1.8%, increase in the average balances of interest-bearing liabilities to $400.0 million for the nine months ended September 30, 2010 from $393.1 million for the same period last year.

The average balance of total interest bearing deposits increased $6.9 million to $354.1 million for the nine months ended September 30, 2010 from $347.1 million for the same period in 2009.  NOW and savings account balances both increased and average money market and time deposit account balances declined in average balances between the two first nine month periods of 2010 and 2009.   Savings account average balances increased $3.1 million, or 1.8%, to $174.3 million in the first nine months of 2010 from $171.2 million in the same period a year earlier.  The yield on savings accounts decreased 70 basis points to 1.07% and interest expense on savings accounts declined $866 thousand, or 38.3%, to $1.4 million in the first nine months of 2010 from $2.3 million in the nine month period ended September 30, 2009.  NOW  account average balances increased $7.2 million to $64.3 million for the nine month period ended September 30, 2010 from $57.1 million one year earlier, as the Company attracted several new municipal accounts in the current period.  The average rate paid on NOW accounts declined 21 basis points to 0.80% and the related interest expense was reduced $46 thousand between the two nine month periods ended September 30, 2010 and 2009.

The Company’s average balance in time deposits decreased by $1.1 million, or 1.1%, to $102.6 million for the nine month period ended September 30, 2010 compared to $103.7 million for the same period in 2009, while the interest expense on time deposits declined $1.0 million, or 44.1%, to $1.3 million.  The average rate paid on time deposits decreased 131 basis points from 3.00% for the nine months ended September 30, 2009 to 1.69% for the same period in 2010, reflecting the current decline in market interest rates.  Also contributing to the decline in rate on interest bearing deposits was a 50 basis point decrease in the rate paid on money market accounts to 0.77% during the first nine months of 2010 from 1.27% during the same period in 2009.  This decline reduced the Company’s interest expense on money market accounts $70 thousand, or 48.6%, to $74 thousand while average money market balances decreased 15.0% to $12.9 million in the first nine months of 2010 from the first nine months of 2009.  Time deposit balances have migrated to the savings account product, reflecting management’s strategy of deemphasizing time deposits as a primary source of funding.

Index

For the nine months ended September 30, 2010 the Company’s average borrowed funds decreased $58 thousand to remain at $33.1 million and the average rate paid on borrowed funds was unchanged at 4.25% between the first nine months of 2010 and 2009. The Company had $30.0 million in fixed rate convertible borrowings and one $3.1 million fixed rate amortizing note outstanding during both nine month periods.

The Company had an average balance of $12.9 million in junior subordinated debentures outstanding during the first nine months of 2010 and 2009.  As the average interest rate paid on the debentures resets quarterly and is tied to the three month LIBOR rate, the average rate paid has decreased 83 basis points from 2.57% in the first nine months of 2009 to 1.74% in the same period in 2010.

Provision for Loan Losses - The loan loss provision for the first nine months of 2010 increased $781 thousand, or 49.3%, to $2.4 million compared to a provision of $1.6 million in the first half of 2009.  The higher provision during the first nine months of 2010 was related to an increase in non-performing loan balances and the collateral value deterioration on related real estate secured loans compared to the same period in 2009.  The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income - The Company’s non-interest income decreased by $570 thousand, or 14.0%, to $3.5 million for the nine months ended September 30, 2010 from $4.1 million for the same period in 2009.  Non-interest income, net of non-recurring gains and losses, decreased $233 thousand, or 6.1%, between the two first nine month periods of 2010 compared to 2009.  The most notable non-recurring items included a net gain on the sale of fixed assets of $203 thousand during the first nine months of 2009 and an other-than-temporary impairment charge on equity securities of $171 thousand in the first nine months of 2010.

Insurance commission income from Tri-State decreased $135 thousand, or 7.7%, in the first nine months of 2010 over the same period in 2009, due to a decline in contingency commission income from the insurance carriers, the effects of a softer market for insurance and the loss of renewal business from a former producer.

Service charges on deposit accounts decreased between the two nine month periods by $46 thousand, or 4.2%, to $1.0 million.  Investment brokerage fees have increased during the first three quarters of 2010 by $22 thousand, or 19.8%, to $133 thousand compared to $111 thousand during the same period in 2009.  The income earned on bank owned life insurance polices increased $75 thousand to $219 thousand in the nine month period ended September 30, 2010, due to the earnings on the additional $6.5 million in insurance purchased in the second quarter of 2010.  Income from ATM and debit card usage and related fees increased $16 thousand, to $370 thousand in the first nine months of 2010 and the Company also had a $52 thousand gain on the sale of securities, available for sale, in the first nine months of 2010 compared to a $55 thousand gain in the same period of 2009.  Other income decreased $165 thousand, or 45.2%, mostly due to the income received from SussexMortgage.com, the Company’s joint venture with PNC Mortgage, which declined $60 thousand, or 62.5%, in the first nine months of 2010 compared to the same period in 2009.

Non-Interest Expense - Total non-interest expense decreased $45 thousand, or 0.4%, from $11.3 million in the first nine months of 2009 to $11.2 million in the first nine months of 2010.  This decrease was primarily due to a decrease in write-downs on foreclosed real estate and expenses related to furniture, fixtures and data processing for the nine month period ended September 30, 2010 compared to the same period in 2009.

The Company wrote-down $209 thousand on foreclosed real estate in the first nine months of 2010 compared to write-downs of $456 thousand in the first nine months of 2009.  Furniture, fixtures and data processing expenses decreased $72 thousand, or 7.3%, to $919 thousand for the nine month period ended September 30, 2010, as current depreciation expenses have declined compared to the same period one year ago.

Offsetting these decreases, salaries and employee benefits have increased $241 thousand, or 4.3%, due to an increase of $161 thousand in salary expenses and $80 thousand in benefit expenses in the first nine months of 2010 compared to the same period in 2009.  The increase reflects additions to staff and increased medical insurance premiums.

Index

Income Taxes - The Company’s federal and state income tax provision decreased $97 thousand, or 20.0%, to $388 thousand for the nine months ended September 30, 2010 from $485 thousand for the first nine months of 2009.  This decrease in income taxes resulted from a decrease in income before taxes of $263 thousand, or 11.8%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  The Company’s effective tax rate decreased from 21.7% for the nine months period ended September 30, 2009 to 19.7% for the first nine months of 2010 and is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in bank owned life insurance.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 TO DECEMBER 31, 2009
At September 30, 2010 the Company had total assets of $484.2 million compared to total assets of $454.8 million at December 31, 2009, an increase of 6.5%, or $29.4 million.  Cash and cash equivalents increased $12.6 million, or 54.4%, at September 30, 2010 to $35.6 million and securities, available for sale, increased $14.4 million, or 20.1%, to $85.7 million since year end 2009.  Bank-owned life insurance increased to $10.1 million at September 30, 2010, as the Company purchased an additional $6.5 million during the second quarter of 2010.  These increases were mostly funded through an increase in total deposits of $26.7 million, or 7.2%, to $398.7 million at September 30, 2010.

Cash and Cash Equivalents - The Company’s cash and cash equivalents increased by $12.6 million at September 30, 2010 to $35.6 million from $23.1 million at December 31, 2009.  This increase reflects an increase in cash and due from bank balances of $23.9 million and an $11.3 million decrease in the Company’s federal funds sold at September 30, 2010 from year end 2009.  In the third quarter of 2010 the Company reduced its overnight investments in federal funds sold and left surplus funds on deposit at the Federal Reserve Bank of New York, as the interest earned on these funds earned a higher rate of return than federal fund sold deposits at correspondent banks.  Also included in cash and due from bank balances is $10.5 million invested in a money market fund that yields a higher rate over the historically low federal funds market, while maintaining levels of liquidity.  These increases in cash and cash equivalent balances at September 30, 2010 were funded by increases in total deposits during the first nine months of 2010.

Securities Portfolio and Trading Securities - The Company’s securities, available for sale, at fair value, increased $14.4 million from $71.3 million at December 31, 2009 to $85.7 million at September 30, 2010.  During the first nine months of 2010 the Company purchased $33.8 million in securities, $21.6 million matured or were repaid and $1.0 million in securities were sold.  Contributing to the increase in available for sale securities was the transfer of all of the Company’s trading securities at fair value of $2.2 million into available for sale on June 1, 2010.  For the nine months ended September 30, 2010, realized holding gains on trading securities decreased by $14 thousand to $7 thousand as compared to the same period in 2009.  Net amortization expenses from security premiums and discounts were $203 thousand and the Company realized $52 thousand in security gains from the sale of securities during the first nine months of 2010.

The carrying value of the available for sale portfolio at September 30, 2010 includes a net unrealized gain of $1.6 million, reflected as an accumulated other comprehensive gain of $951 thousand in stockholders’ equity, net of a deferred income tax liability of $634 thousand.  This compares with an unrealized gain at December 31, 2009 of $241 thousand, shown as an accumulated other comprehensive gain of $145 thousand in stockholders’ equity, net of a deferred income tax liability of $96 thousand.  The Company’s securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of the Company’s debt and equity securities have been evaluated for other-than-temporary impairment as of September 30, 2010 and the Company does not consider any security other-than-temporarily impaired (“OTTI”).  The Company evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation the Company did not intend to the sell and it is more likely than not that the Company will not have to sell any of its securities before recovery of its cost basis.

The Company’s equity portfolio, which amounted to a fair value of $1.3 million, is comprised primarily of investments in other banks, an equity fund and a tax exempt mutual fund.  During the second quarter, the Company recognized $171 thousand pre-tax non-cash OTTI charge related to an equity portfolio fund of common stocks in bank holding companies that had an amortized cost of $250 thousand.  The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying banks and we do not believe the market value of this security would recover to the Company’s amortized cost within the foreseeable future.  During the third quarter of 2010 the Company executed an “in-kind” redemption option from this equity fund and obtained a pro-rata share of the common stocks of those bank holding companies.  We continue to closely monitor the performance of our equity securities that we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. The Company will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. The Company held no high-risk securities or derivatives at September 30, 2010 or December 31, 2009.  There were no held to maturity securities at September 30, 2010 or December 31, 2009.

Index

Loans - The loan portfolio comprises the largest class of earning assets of the Company. Total loans receivable, net of unearned income, at September 30, 2010 increased $648 thousand to $333.6 million from $333.0 million at year-end 2009, as new loan originations exceeded payments, charge-offs and maturities.  Loans secured by nonresidential properties increased $8.1 million to $191.3 million and residential property loans increased $1.8 million to $95.4 million at September 30, 2010 as compared to December 31, 2009. The aforementioned loan growth was mostly offset by a $9.5 million decrease in loans secured by construction and land development to $18.1 million as compared to December 31, 2009.  Nearly 93% of all loans are secured by real estate, as commercial real estate loans account for 57.3% of the Company’s total loan portfolio and less than 5% of the loan portfolio are commercial and industrial based loans.  The Company’s new loan production has been adversely affected by current economic factors and resulted in the minimal net increase in the loan receivable balance at September 30, 2010 as compared to loan receivable balance at December 31, 2009.  The Company does not originate sub-prime or unconventional one to four family real estate loans.  The loan to deposit ratios at September 30, 2010 and December 31, 2009 were 82.1% and 88.0%, respectively.

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, renegotiated loans and foreclosed real estate, increased by $4.1 million to $27.0 million at September 30, 2010 from $22.9 million at year end 2009. The Company’s non-accrual loans increased $5.3 million to $22.4 million at September 30, 2010 from $17.1 million at December 31, 2009.  Restructured loans that were not on non-accrual at September 30, 2010 were $2.5 million and at December 31, 2009 were $1.9 million.  Non-accrual loans at September 30, 2010 primarily consist of loans which are collateralized by real estate.  During the first nine months of 2010, foreclosed real estate decreased by a net of $1.7 million, as three properties with a carrying value totaling $936 thousand were foreclosed on and four properties were sold for $2.5 million, netting a gain of $17 thousand in foreclosed real estate and write-downs on foreclosed real estate of $209 thousand.  The Company held five foreclosed real estate properties as of September 30, 2010 totaling $2.1 million.

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

(Dollars in thousands)	September 30, 2010	December 31, 2009
Non-accrual loans	$22,403	$17,138
Non-accrual loans to total loans	6.72%	5.15%
Non-performing assets	$27,035	$22,866
Non-performing assets to total assets	5.58%	5.03%
Allowance for loan losses as a % of non-performing loans	24.45%	28.89%
Allowance for loan losses to total loans	1.83%	1.65%

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans.  At September 30, 2010 the Company had $330 thousand in this category and at December 31, 2009 the reported amount was $1.4 million.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at September 30, 2010 were $25.3 million and at December 31, 2009 were $24.8 million. Impaired loans measured at fair value increased to $17.1 million on September 30, 2010 from $4.5 million at December 31, 2009.   The principal balances on loans measured at fair value were $19.1 million and $6.1 million, net of valuation allowance of $2.0 million at September 30, 2010 and $1.7 million at December 31, 2009.  Additional provisions for loan losses of $1.9 million for the nine months ended September 30, 2010 and $1.5 million for the year ended December 31, 2009 were recorded during these periods.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans. Impaired and restructured loans that were still accruing at September 30, 2010 totaled $2.9 million and $7.6 million at December 31, 2009.

Index

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

At September 30, 2010, the total allowance for loan losses increased $601 thousand, or 10.9%, to $6.1 million, as compared to $5.5 million at December 31, 2009.  The components of this increase were a provision for loan losses of $2.4 million, charge-offs totaling $1.8 million and recoveries of $41 thousand in the first nine months of 2010.  Real estate related charge-offs during the first nine months of 2010 totaled $1.6 million and were mainly attributed to two loan relationships where real estate collateral values deteriorated and cash flows were insufficient to support repayment.  The provision also reflects the continued decline in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.83% at September 30, 2010 and 1.65% at December 31, 2009.

The table below presents information regarding the Company's provision and allowance for loan losses for each of the periods presented.

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$5,496	$5,813
Provision charged to operating expenses	2,364	1,583
Recoveries of loans previously charged-off:
Commercial	23	4
Consumer	16	11
Real Estate	2	129
Total recoveries	41	144
Loans charged-off:
Commercial	210	237
Consumer	37	51
Real Estate	1,557	2,188
Total charge-offs	1,804	2,476
Net charge-offs	1,763	2,332
Balance at end of period	$6,097	$5,064
Net charge-offs to average loans outstanding	0.71%	0.96%
Allowance for loan losses to period-end loans	1.83%	1.53%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	September 30, 2010		December 31, 2009
		% of		% of
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial	$419	4.73%	$380	5.11%
Consumer and other loans	78	3.95%	94	3.53%
Real estate, construction and development:
Commercial	4,953	62.74%	4,695	63.28%
Residential	647	28.58%	327	28.08%
Total	$6,097	100.00%	$5,496	100.00%

Index

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2010 and December 31, 2009, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $26.7 million, or 7.2%, from $372.1 million at December 31, 2009 to $398.7 million at September 30, 2010.  The Company’s total interest-bearing deposits increased $23.1 million to $361.0 million at September 30, 2010 from $337.9 million at December 31, 2009 and total non-interest bearing deposits increased $3.6 million to $37.8 million at September 30, 2010 from $34.2 million at December 31, 2009.  A savings deposit product which focuses on attracting banking relationships with lower-costing core deposits has increased total savings account balances $13.5 million, or 8.3%, to $176.8 million at September 30, 2010 from $163.3 million on December 31, 2009.  Total NOW account balances increased $10.9 million, or 18.0%, to $71.6 million at September 30, 2010 as compared to December 31, 2009 as a result of an $11.7 million increase in municipal account balances. Time deposit balances decreased $2.9 million to $98.8 million from year-end balances, as funds were transferred into the Company’s savings account product and reduced the Company’s dependency on higher priced time deposits.

Included in time deposit balances at September 30, 2010 are $191 thousand in brokered time deposits, a decrease of $108 thousand from $299 thousand at December 31, 2009.  As a participant with a third party service provider, the Company can either buy, sell or reciprocate balances of time deposits in excess of a single bank’s FDIC insurance coverage with one or more other banks, to ensure that the entire deposit is insured. This permits the Company to obtain time deposits, as an alternate source of funding, when the need arises.  Management continues to monitor the shift in deposits through its Asset/Liability Committee.

Borrowings - Borrowings consist of long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  The Company had $33.1 million in borrowings, at a weighted average interest rate of 4.25%, at both September 30, 2010 and December 31, 2009.  The borrowings at September 30, 2010 consisted of $30.0 million in advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate and a $3.1 million amortizing advance that matures on November 3, 2010 at a rate of 5.00%.

Junior Subordinated Debentures - On June 28, 2007, the Company raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2010 was 1.73%.  The capital securities are redeemable by the Company during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (codified within ASC 810), our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity - Stockholders' equity, inclusive of accumulated other comprehensive income, net of income taxes, was $37.0 million at September 30, 2010 and $34.5 million at year-end 2009.  Retained earnings increased $1.6 million to $8.2 million due to net income earned in the first nine months of 2010.  In order to preserve capital, the Board of Directors elected not to declare any cash dividends in the first nine months of 2010. The Board will review the Company’s dividend policy based on a number of factors, including current economic and regulatory conditions, the Company’s earnings and asset quality and capital needs.  Accumulated other comprehensive income increased $806 thousand to $951 thousand, due to increases in unrealized gains on securities available for sale, net of income tax.  The September 30, 2010 balance in common stock remained relatively unchanged at $27.9 million, as the compensation expense of restricted stock awards increased common stock by $47 thousand.

Index

LIQUIDITY AND CAPITAL RESOURCES
It is management’s intent to fund future loan demand with deposits and maturities and pay downs on investments.  In addition, the Bank is a member of the Federal Home Loan Bank of New York and as of September 30, 2010, had the ability to borrow up to $63.0 million against selected mortgages as collateral for borrowings.  At September 30, 2010, the Bank had outstanding borrowings with the FHLBNY totaling $33.1 million.  The Bank had available the remaining $29.9 million in unadvanced secured borrowings at the Federal Home Loan Bank of New York and an overnight line of credit of $4.0 million at the Atlantic Central Bankers Bank.

At September 30, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational customer credit needs could be satisfied.  The Company held liquid investments which all mature within 30 days, totaling $35.6 million and securities classified as available for sale of $85.7 million on September 30, 2010.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At September 30, 2010, the Bank's Tier I and Tier II capital ratios were 12.29% and 13.55%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of September 30, 2010, the Bank had a leverage ratio of 8.94%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements - The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2010 totaled $39.5 million and consisted of $12.9 million in commitments to grant commercial real estate, construction and land development loans, $12.9 million in home equity lines of credit, $11.5 million in other unused commitments and $2.2 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999 the Company announced a stock repurchase plan whereby the Company may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  The plan has been amended several times to increase the number of shares which may be repurchased, and the Company currently has authority to repurchase up to  400,000 shares of the Company’s common stock.  As of September 30, 2010, 246,562 shares had been purchased as part of the plan and 153,438 shares were left to be purchased under the plan.  No shares were purchased during the first nine months of 2010.

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
Date: November 15, 2010