Form 10-K
period 2010-12-31
SUSSEX BANCORP
filed 2011-03-16
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 0-29030

SUSSEX BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Munsonhurst Road Franklin, New Jersey 07416
(Address of principal executive offices) (Zip Code)

(973) 827-2914
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2  of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☒

Based upon the closing price of $5.21 on June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,686,676.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 14, 2011 was 3,363,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

Index

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

▪	changes to interest rates, the ability to control costs and expenses;
▪	our ability to integrate new technology into its operations;
▪	general economic conditions;
▪	the success of our efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business;
▪	the impact on us of the changing statutory and regulatory requirements; and
▪	the risks inherent in commencing operations in new markets.

Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Consequently, no forward-looking statements can be guaranteed.  We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this prospectus to “Sussex Bancorp,” “we,” “us,” “our company,” “corporation” and “our” refer to Sussex Bancorp and its subsidiaries. References to the “Bank” are to Sussex Bank, our wholly owned bank subsidiary.

Index

PART I

ITEM 1.	BUSINESS

General

Sussex Bancorp is a bank holding company incorporated under the laws of the State of New Jersey in January 1996 and the parent company of Sussex Bank (the “Bank”).  Pursuant to the New Jersey Banking Act of 1948, as amended, (the “Banking Act”), and pursuant to approval of the Board of Directors of the Bank and shareholders of the Bank, Sussex Bancorp acquired the Bank and became its holding company on November 20, 1996.  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2010, the Company had consolidated total assets of $474.0 million, loans of $338.2 million, deposits of $386.0 million and stockholders’ equity of $36.7 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by New Jersey Department of Banking and Insurance (the “Department”).  On October 1, 2001, the Bank acquired all of the outstanding stock of Tri-State Insurance Agency, Inc. (“Tri-State”).  Tri-State is a full service insurance agency located in Augusta, New Jersey.

The principal executive offices of the Company are located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey 07416, and the telephone number is (973) 827-2914.

Our Business

Our primary business is ownership and supervision of the Bank.  Through the Bank, we conduct a traditional commercial banking business, and offer services including personal and business checking accounts and time deposits, money market accounts and savings accounts.  We structure our specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the northwest New Jersey, northeast Pennsylvania and Orange County, New York trade areas.  We engage in a wide range of lending activities and offer commercial, consumer, mortgage, home equity and personal loans.

Through the Bank’s subsidiary, Tri-State, we operate a full service general insurance agency, offering both commercial and personal lines of insurance.

We have two business segments, banking and financial services and insurance services. For financial data on the segments see Note 2 of our consolidated financial statements located elsewhere in this report.

Market Area

Our service area primarily consists of the Sussex County, New Jersey and Orange County, New York; although we make loans throughout New Jersey and Pike County, Pennsylvania markets. We operate from our main office at 399 Route 23, Franklin, New Jersey, and our nine branch offices located in Andover, Augusta, Montague, Newton, Sparta, Vernon, and Wantage, New Jersey, and in Port Jervis and Warwick, New York.  Our market area is among the most affluent in the nation.

Competition

We operate in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than us.  Many large financial institutions in New York City and other parts of New Jersey compete for the business of customers located in our service area.  Many of these institutions have significantly higher lending limits than us and provide services to their customers which we do not offer.

Management believes we are able to compete on a substantially equal basis with our competitors because we provide responsive personalized services through management’s knowledge and awareness of our service area, customers and business.

Index

Personnel

At December 31, 2010, we employed 106 full-time employees and 17 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Recent Legislative and Regulatory Changes

Major financial reform legislation was enacted on July 21, 2010.  This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), makes sweeping changes to numerous sectors of the banking and financial industry.  Among many other things, Dodd-Frank creates a new Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve; provides for the Office of Thrift Supervision to merge into the Office of the Comptroller of the Currency; imposes clearing and margining requirements on many derivatives activities; and generally increases oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute itself, Dodd-Frank calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation, and numerous studies and reports.

Bank Holding Company Regulation

General.  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), we are subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (“FRB”).  We are required to file with the FRB annual reports and other information regarding our business operations and those of our subsidiaries.

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and the financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served when reviewing acquisitions or mergers.

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

In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”).  Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards, and which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA.  These activities include certain insurance, securities and merchant banking activities.  In addition, the GLBA amendments to the BHCA remove the requirement for advance

Index

regulatory approval for a variety of activities and acquisitions by financial holding companies.  As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies.  The FRB has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria. We do not meet these criteria, and so are not subject to a minimum consolidated capital requirement.  In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The leverage requirement also only applies on a consolidated basis if the risk based capital requirements discussed above apply to a holding company on a consolidated basis. We do not have a minimum consolidated capital requirement at the holding company level at this time.

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and enforcement authority of the Department and the FDIC.  The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters, including, but not limited to, those described below.

Insurance of Deposits

The deposits of the Bank are insured up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the Deposit Insurance Fund (“DIF”).  Under Dodd-Frank, the standard deposit insurance amount has been permanently increased to $250,000.  The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF.

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act.  The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones.  The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

In calculating assessment rates, the rule adopts a new “scorecard” assessment scheme for insured depository institutions with $10 billion or more in assets.  It retains the risk category system for insured depository institutions with less than $10 billion in assets, assigning each institution to one of four risk categories based upon the institution’s capital evaluation and supervisory evaluation, as defined by the rule.

The rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for assessments due September 30, 2011.

Index

Dividend Rights

A Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

Transactions with Affiliates

The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W.  In general, these transactions must be on terms that are at least as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank.

Loans to Insiders

The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Capital and Prompt Corrective Action

The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  The federal banking agencies are required to take prompt corrective action with respect to insured institutions as their capital levels decline. For example, generally, a bank is considered “well-capitalized” if it has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Anti-Money-Laundering

We are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations.  For example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.  Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.  Among other provisions, the USA PATRIOT Act and the related regulations require banks operating in the United States to supplement and enhance the anti-money laundering compliance programs, due diligence policies and controls required by the Bank Secrecy Act and Office of Foreign Assets Control regulations to ensure the detection and reporting of money laundering.

Consumer Compliance

We are subject to numerous laws, regulations and policies regarding consumer protection.  These include the Truth in Lending Act; the Truth in Savings Act; the Real Estate Settlement Procedures Act; the privacy and data security provisions of GLBA; the Fair Credit Reporting Act; the Expedited Funds Availability Act; the Electronic Fund Transfer Act; and Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices.

Index

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by Regulation BB, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as such practices are consistent with the CRA.  The CRA requires that regulators, in connection with their examination of banks, assess each bank’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications by those banks.

The Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

We maintain a website at www.sussexbank.com. Through a link to our Investor Relations section of our website, we make available free of charge copies of each of our filings with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Index

ITEM 1A.	RISK FACTORS

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management and, periodically, by an independent loan review function and by the Board of Directors.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

Our non-performing assets have substantially increased over the past three years, and this has, and will continue, to affect our results of operations.

Since year end 2007, our total non-performing assets have increased to $26.4 million, or 5.58% of our total assets, from $13.5 million, or 3.42% of our total assets. The increase in non-performing assets reflects difficulties experienced by borrowers due to declining real estate values and the general slowdown in the economy in our trade area. The increase in non-performing assets has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our non-performing assets will further negatively affect our results of operations. We can give you no assurance that our non-performing assets will not increase further.

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

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.  Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.  In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

Index

We also are subject to reinvestment risk associated with changes in interest rates.  Changes in interest rates may affect the average life of loans and mortgage-related securities.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

Certain of our intangible assets may become impaired in the future.

Intangible assets are tested for impairment on a periodic basis. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. It is possible that future impairment testing could result in a decline in value of our intangibles which may be less than the carrying value, which may adversely affect our financial condition.  If we determine that an impairment exists at a given point in time, our earnings and the book value of the related intangibles will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for areas warranting changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, private lawsuits, and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business, which is located elsewhere in this report.

Compliance with the recently enacted Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (CFPB) as an independent bureau of the Federal Reserve, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires depository institution holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation.  While some rules have been finalized and/or issued in proposed form, many have yet to be proposed.  It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, the CFPB will begin operations, and will have the authority to write regulations in numerous areas affecting our business.   We cannot predict at this time what new regulations may be proposed or finalized.  We will have to apply resources to prepare for these new regulations.

The Dodd-Frank Act and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business.

Index

We cannot predict the effect on our operations of any future legislative or regulatory initiatives.

We cannot predict what, if any, additional legislative or regulatory initiatives any governmental entity may undertake in the future, and what, if any, effects such initiatives may have on our operations.  The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to ameliorate the worldwide financial crisis and the severe decline in the global economy, and to make further reforms to the U.S. financial services system.  Recently, for instance, the U.S. Congress and President Obama have expressed an intent to pass legislation to reform the system of government-sponsored enterprises (GSEs), including Fannie Mae and Freddie Mac.  At this time, there is no certainty that such legislation will be introduced or passed.

Further, there can be no assurance that any initiative enacted or adopted in response to the ongoing economic crisis will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that any such initiative will not have adverse consequences to us.

Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

Federal Deposit Insurance Corporation (FDIC) insurance premiums increased substantially in 2009 and we expect to continue to pay high FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

In December 2009, the FDIC enacted a proposal that required most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012.  In December 2009, we advanced approximately $3.1 million of such prepaid assessments.  The actual FDIC insurance expense could be higher if the balance in the deposit insurance fund reaches levels that cause the FDIC to implement additional special assessments or take other actions that result in an increase to the amounts paid by banks under the FDIC insurance program.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2010, our allowance for loan losses was $6.4 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

We are in competition with many other financial service providers, including larger commercial banks which have greater resources than us.

The banking industry within our trade area is highly competitive.  Our principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends upon our ability to serve small business clients in a more responsive manner than the large and mid-size financial institutions against whom we compete in our principal market area. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently-formed banks

Index

seeking to compete as “home town” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Executive Vice-President of Loan Administration, Chief Retail Officer and Chief Executive Officer of Tri-State Insurance Agency, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Changes in local economic conditions could adversely affect our loan portfolio.

Our success depends to a great extent upon the general economic conditions of the local markets that we serve.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the two counties in the New Jersey and New York markets in which we have branches, so any decline in the economy of this specific region could have an adverse impact on us.

The repayment of our loans [the ability of borrowers to repay these loans and the value of collateral securing these loans] are impacted by economic conditions.  Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  We cannot assure you that continued negative trends or developments will not have a significant adverse effect on us.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in: telecommunications; data processing; automation; internet-based banking; tele-banking; and debit cards and so-called “smart cards.”

Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes.  To develop these and other new technologies, we will likely have to make additional capital

Index

investments.  Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse affect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, our ten banking offices, and our insurance agency office.  The following table sets forth certain information regarding our properties as of December 31, 2010.  All properties are adequately covered by insurance.

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

(1)
We own the building housing our former Wantage branch.  The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for us to extend the lease for an additional 25 year term.

Index

ITEM 3.	LEGAL PROCEEDINGS

We are periodically involved in various legal proceedings as a normal incident to our business.  In the opinion of management no material loss is expected from any such pending lawsuit.

ITEM 4.	[REMOVED AND RESERVED]

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2010, we had approximately 614 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

2010	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$6.08	$4.90	–
Third Quarter ended September 30	$5.80	$4.38	–
Second Quarter ended June 30	$6.70	$5.15	–
First Quarter ended March 31	$5.70	$3.00	–

2009	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$5.15	$3.24	–
Third Quarter ended September 30	$5.74	$3.00	–
Second Quarter ended June 30	$5.35	$3.50	–
First Quarter ended March 31	$5.87	$1.99	$0.03

The payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee the payment of dividends.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by the Bank, and borrowings.  The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.  See “Capital Adequacy Guidelines for Bank Holding Companies” and “Bank Regulation” for a discussion of these restrictions. See Note 19, Regulatory Matters, of Notes to Consolidated Financial Statement for additional information.

There were no sales by us of unregistered securities during the year ended December 31, 2010.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2010	-	-	-	153,438
November 1 - 30, 2010	780	5.10	-	152,658
December 1 - 31, 2010	-	-	-	152,658
Total	780	5.10	-	152,658

(1)
In April of 1999, the Board of Directors initially approved a repurchase program (“Repurchase Program”), authorizing us to repurchase 50,000 shares of our outstanding shares of common stock.  Subsequently, the Board of Directors increased the shares authorized under the Repurchase Program four times to a total of 400,000 shares.  The Repurchase Program will continue until it is completed and has no expiration date.  The repurchases may be made from time to time at the discretion of management.

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
SUMMARY OF INCOME:
Interest income	$22,028	$23,055	$22,653	$22,808	$19,998
Interest expense	5,613	8,053	10,843	11,387	8,249
Net interest income	16,415	15,002	11,810	11,421	11,749
Provision for loan losses	3,280	3,404	1,350	1,930	733
Net interest income after provision for loan losses	13,135	11,598	10,460	9,491	11,016
Other income	4,611	5,544	1,991	5,616	5,244
Other expenses	15,028	14,679	14,589	13,148	12,648
Income (loss) before income tax expense (benefit)	2,718	2,463	(2,138)	1,959	3,612
Income tax expense (benefit)	542	452	(1,096)	450	1,148
Net income (loss)	$2,176	$2,011	$(1,042)	$1,509	$2,464

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	3,249,706	3,247,723	3,291,710	3,354,828	3,359,529
Diluted	3,299,369	3,258,549	3,291,710	3,385,052	3,395,880

PER SHARE DATA:
Basic earnings (loss) per share	$0.67	$0.62	$(0.32)	$0.45	$0.73
Diluted earnings (loss) per share	0.66	0.62	(0.32)	0.45	0.73
Cash dividends (2)	–	0.03	0.20	0.26	0.26
Stock dividends	–	–	6.5%	–	–

BALANCE SHEET:
Loans, net	$331,837	$327,463	$315,067	$295,506	$258,936
Total assets	474,024	454,841	440,595	393,532	356,297
Total deposits	385,967	372,075	360,081	308,538	295,770
Total stockholders’ equity	36,666	34,527	31,910	34,440	34,592
Average assets	477,739	463,616	419,725	379,155	332,912
Average stockholders’ equity	35,999	33,390	33,699	35,046	33,710

PERFORMANCE RATIOS:
Return on average assets	0.46%	0.43%	(0.25%)	0.40%	0.74%
Return on average stockholders’ equity	6.04%	6.02%	(3.09%)	4.31%	7.31%
Average equity/average assets	7.54%	7.20%	8.03%	9.24%	10.13%
Net interest margin	3.81%	3.60%	3.12%	3.31%	3.91%
Efficiency ratio (3)	71.47%	71.44%	105.71%	77.17%	74.43%
Other income to net interest income plus other income	21.93%	26.98%	14.43%	32.96%	30.86%
Dividend payout ratio	–	5%	(63%)	58%	36%

BANK CAPITAL RATIOS: (4)
Tier I capital to average assets	9.04%	9.07%	8.59%	7.72%	8.54%
Tier I capital to total risk-weighted assets	12.37%	11.91%	11.04%	9.66%	10.46%
Total capital to total risk-weighted assets	13.63%	13.17%	12.29%	10.91%	11.63%

ASSET QUALITY RATIOS:
Non-accrual loans to total gross loans	6.71%	6.07%	3.04%	4.09%	0.54%
Non-performing assets to total assets (5)	5.58%	6.01%	3.41%	3.42%	0.75%
Net loan charge-offs to average total loans	0.72%	1.14%	0.22%	0.05%	–
Allowance for loan losses to total gross loans at period end	1.89%	1.65%	1.81%	1.71%	1.27%
Allowance for loan losses to non-performing loans (5)	26.60%	23.39%	52.62%	38.14%	125.61%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends.
(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.
(4)	As the Company has consolidated assets of less than $500 million, it does not have a minimum consolidated requirement. The ratios presented are those of the Bank.
(5)	Non-performing loans includes non-accrual loans, loans past due 90 days and still accruing and restructured loans still accruing.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a community bank primarily operating in Sussex County, New Jersey and Orange County, New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 78%, is derived from net interest income which represents the difference between the interest the Company earns on its assets, principally loans and  investment  securities,  and  interest it pays on its  deposits  and borrowings.  When expressed as a percentage of average interest-earning assets, it is referred to as net interest margin (“margin”).  We augment our primary revenue source through non-interest income sources that include insurance commissions from our wholly owned subsidiary, Tri-State Insurance Agency, service charges on deposits, bank owned life insurance (“BOLI”) income and commissions on mutual funds and annuities.  In addition, we from time to time may recognize income on gains on sales of securities, however, we do not consider this a primary source of income as we no longer have a securities trading portfolio.

Over the last two years, the financial services sector has been significantly impacted by the effects of a weakened United States economy and deterioration in real estate market values.  Real estate is typically the main form of collateral for community bank lending.  We have has also been affected by the weakened economy and the deterioration in the real estate market which is reflected in the credit quality of our loan portfolio. We have also experienced a significant increase in credit related costs over the last two years.  For 2010, we made considerable changes in executive and senior management and continue to make strides in controlling and mitigating our credit quality issues.  For 2010, our credit quality metrics have shown some signs of stabilizing; however, we remain cautiously optimistic for continued improving trends.  Despite the level of non-performing assets and the increased credit quality costs, we reported an 8.2% increase in earnings from last year with a return on average assets of 0.46% and earnings of $2.2 million, which is just below our historical high of $2.5 million in 2006.

Our net income available to shareholders increased 8.2% to $2.2 million, or $0.66 per diluted share, for the year ended December 31, 2010 over the same period in 2009.  We attributed the increase in net income to a 9.4% increase in net interest income, which was largely due to a stronger net interest margin.

2010 Highlights

•	Net interest income (tax equivalent basis) increased $1.4 million to $17.0 million in 2010.

•	Net interest margin (tax equivalent basis) was 3.81% for 2010, up from 3.60% in 2009. The improvement was due to a decline in funding costs for 2010.

•	Provision for loan losses decreased $124 thousand, or 3.6%, for 2010 as compared to the same period last year.

•
Non-interest income decreased $904 thousand, or 16.4%, to $4.6 million for 2010.  The decrease was driven by declines in gain on the sales of securities, fixed assets and foreclosed real estate in 2010, which were lower in total by $455 thousand for 2010 as compared to 2009.  In addition, the Company recorded an other-than-temporary impairment charge on equity securities during the second quarter in 2010 of $171 thousand and insurance commissions were lower by $213 thousand for 2010 due in part to market softness.

•
Non-interest expense increased $378 thousand to $15.0 million for 2010.  The increase was largely attributed to higher employee related costs resulting from an increase in salary expense of 4.3% and a 14.7% increase in benefits costs.

•	Credit quality shows signs of stabilizing:

o	Nonperforming assets as a percent of total assets was 5.58% and 6.01% at December 31, 2010 and 2009, respectively.

o	Nonperforming assets decreased by $890 thousand, or 3.3%, to $26.4 million at December 31, 2010.

o	Net charge-offs for 2010 declined $1.3 million to $2.4 million for 2010.

o	The allowance for loan losses totaled $6.4 million at December 31, 2010, or 1.89% of total loans, as compared to $5.5 million, or 1.65% of total loans, at December 31, 2009.

•	Return on Average Assets of 0.46% for 2010 and 0.43% for 2009.

•
Capital Adequacy: At December 31, 2010 the leverage, Tier I and total risk-based capital ratios for Sussex Bank were 9.04%, 12.37% and 13.63%, respectively, all in excess of the ratios required to be deemed “well-capitalized”.

Index

The following discussion is intended to assist in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Management Strategy

Our goal is to serve as a community-oriented financial institution serving northern New Jersey, northeastern Pennsylvania and the Orange County, New York marketplace.  While offering traditional community bank loan and deposit products and services, we obtain significant non-interest income through Tri-State’s insurance brokerage operations and the sale of non-deposit products.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 2 to our consolidated financial statements contained elsewhere in this report for additional information regarding our two segments.

Critical Accounting Policies

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses.  The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio.  Management’s judgment is based on the evaluation of the past experience of individual loans, the assessment of current economic conditions, and other relevant factors.  Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.  Management uses significant estimates to determine the allowance for loan losses.  Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Since the sufficiency of the allowance for loan losses is dependent to a great extent on conditions that may be beyond our control, it is possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.  For example, a downturn in the local economy could cause increases in non-performing loans.  Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized.  In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings.  Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings.  Finally, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses.  They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination.  Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Appraisal Policy. We have a detailed policy covering the real estate appraisal process, including the selection of qualified appraisers, review of appraisal reports upon receipt, and complying with the federal regulatory standards that govern the minimum requirements for obtaining appraisals or evaluations. Appraisals and evaluations are considered to be current when the valuation date is within 12 months of a new loan or 24 months of any renewal of an existing loan.  The appraisal is not considered to be current if there has been a substantial change in value, demand, supply or competitive factors.

The following types of transactions require a real estate appraisal:

•	Non-residential transactions when the transaction value exceeds $250,000.

Index

•	Loan transactions in which real estate is used as the primary security for the loan, regardless of the type of loan (commercial, installment or mortgage), including:

▪	New loans, loan modifications, loan extensions and renewals, provided that certain conditions are met.

▪	The purchase, sale, exchange or investment in real property or an interest in real property where the “transaction value” of the real property interest exceeds $250,000.

▪	The long-term lease of real estate, which is the economic equivalent of a purchase or sale where the “transaction value” of the real property interest exceeds $250,000.

•
Purchase of a loan or pool of loans, or participation therein, or of an interest in real property, providing that any individual loan or property interest exceeds $250,000, and further provided that a satisfactory appraisal of the property relating to that loan or interest has not been made available to the Bank by another party to the transaction.

The need for real estate appraisals applies to initial loan underwriting and subsequently when the value of the real estate collateral might be materially affected by changing market conditions, changes in the occupancy of the property, changes in cash flow generated by the property, changes in the physical conditions of the property or other factors.  These factors include changes in the sales prices of comparable properties, absorption rates, capitalization rates, effective rental rates and current construction costs.

Real estate appraisals are not required for the following transactions:

•	New loans, loan modifications, loan extensions and renewals with real property interest value of $250,000 or less.

•	Purchase, sale, exchange, long-term lease or investment in real property where the “transaction value” of the real property interest does not exceed $250,000.

•	Renewal or extension of an existing loan in excess of $250,000 provided that certain conditions are met.

•
Purchase of a loan or pool of loans, or participation therein, or of an interest in real property where a satisfactory appraisal of the property relating to that loan or interest has been made available to the Bank by another federally insured depository institution that is subject to Title XI of Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA).

While real estate appraisals are not required for transactions of $250,000 or less, we will consider obtaining one if the orderly liquidation of the collateral is the primary source of repayment.  To the extent that an appraisal is not required for a real estate collateralized transaction, we will obtain for its credit files another acceptable form of valuation, i.e. equalized value with a reasonable market relevance or evaluation.

Additionally, real estate appraisals are not required on transactions over $250,000 when taking a lien on real property as collateral solely through an “abundance of caution,” and where the terms of the transaction as a consequence have not been made more favorable than would have been in the absence of the mortgage lien.  In determining whether an appraisal can be waived due to this reason, approval must be obtained from our Chief Credit Officer.

Generally, we obtain updated appraisals for real estate loan renewals and modifications or certain classified loans depending on the age of the last appraisal, volatility of the local market, and other factors. In certain circumstances, if we can support an appraisal that is greater than one year old with an evaluation, utilizing current information such as current comparable sales, independent appraisal consultant data and or tax assessment values, etc, then it may continue to use the existing appraisal. In developing an evaluation, we may use an index multiplier, provided by our independent appraisal consultant, to adjust the value of an existing outdated appraisal.  The index multiplier uses factors derived from its observation of market trends, including declines in real estate values and increases in marketing time as determined from its inventory of appraisals, appraisal reviews, as well as conversations with local appraisers and real estate brokers.  For classified/criticized loans, when it is determined that a deficiency exists utilizing the above evaluation methods, a new appraisal will be ordered.

In determining our allowance for loan losses for classified loans where appraisals are required for valuation, we may make one-time or periodic adjustments by utilizing an index multiplier (as discussed above) as an adjustment to the appraisal value based on its age.

Index

Stock Compensation Plans. We currently have several stock plans in place for our employees and directors.  We account for stock-based compensation under the accounting guidance of FASB ASC 718, Compensation-Stock Compensation, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over predefined vesting periods.

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax assets and liabilities.  Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred tax expense is the result of changes between deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation and securities available for sale.

Goodwill and Other Intangible Assets. We have recorded goodwill of $2.8 million at December 31, 2010 primarily related to the acquisition of Tri-State in October of 2001.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2010 and 2009.

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

Investment Securities Impairment Evaluation. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if we do not intend to sell the security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will recognize the credit component of an other-than-temporary impairment of the security in earnings and the remaining portion in other comprehensive income.  For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-then-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No held to maturity securities at December 31, 2010 were deemed to be impaired and we did not have any held for maturity securities in 2009.  We did recognize an other-than-temporary impairment charge in 2010 of $171 thousand on certain available for sale equity securities and did not have an other-than-temporary impairment in 2009.

During the second quarter of 2010, we recognized a $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporary impairment charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 22, 2010.  The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost before its termination in October 2010.  The fund was comprised of common stocks of bank holding companies.  Management executed a redemption-in-kind provision for this investment prior to its termination date.  We received our pro-rata share of the 17 underlying equity securities totaling $76 thousand. The securities were recorded at market value resulting in an additional $3 thousand pre-tax charge related to the exchange.

Index

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2010 AND 2009

At December 31, 2010, we had total assets of $474.0 million compared to total assets of $454.8 million at December 31, 2009, an increase of $19.2 million, or 4.2%. Net loans increased $4.3 million, or 1.3%, to $331.8 million at December 31, 2010 from $327.5 million at December 31, 2009.  Total deposits increased 3.7% to $386.0 million at December 31, 2010 from $372.1 million at December 31, 2009.

Cash and Cash Equivalents. Our cash and cash equivalents decreased $5.3 million, or 23.1%, at December 31, 2010 to $17.7 million from $23.1 million at December 31, 2009.  This decrease was due to the Company investing excess liquidity into securities.

Trading Securities and Securities Portfolio.  Our securities portfolio is designed to provide interest income, including tax-exempt income, and also provide a source of liquidity, diversify the earning assets portfolio, allow for management of interest rate risk, and provide collateral for public fund deposits and borrowings.  Securities are classified as either trading, available for sale or held to maturity.  The portfolio is composed primarily of obligations of U.S. government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and tax-exempt municipal bonds.

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporarily impaired or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt and equity securities have been evaluated as of December 31, 2010 and we do not consider any security other than temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

Our available for sale securities are stated at fair value while securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders’ equity net of taxes.  Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar requirements. Management determines the appropriate classification of securities at the time of purchase.

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2010, 2009 and 2008.  Securities available for sale are stated at their fair value.

	December 31,
(Dollars in thousands)	2010	2009	2008
U.S. government agencies	$21,189	$15,002	$7,963
State and political subdivisions	28,735	25,877	23,859
Mortgage-backed securities:
US government-sponsored enterprises	33,286	21,877	26,030
Private mortgage-backed securities	4,807	6,205	2,671
Corporate debt securities	-	1,007	-
Equity securities, financial services and other	1,363	1,347	1,749
Total available for sale	$89,380	$71,315	$62,272

Our securities, available for sale, increased by $18.1 million, or 25.3%, to $89.4 million at December 31, 2010 from $71.3 million at December 31, 2009.  We purchased $46.9 million in new securities during 2010, $1.1 million in securities were sold and $29.3 million in securities matured, were called or were repaid.  There was a $98 thousand net decrease in unrealized gains in the available for sale portfolio and a $52 thousand realized gain on the sale of available for sale securities.

Trading securities, at fair value, consist of the following at December 31, 2010, 2009 and 2008.

(Dollars in thousands)	2010	2009	2008
U.S. government agencies	$–	$–	$5,744
Mortgage-backed securities	–	2,955	7,546
Total trading securities	$–	$2,955	$13,290

Index

As of December 31, 2010 trading securities balances decreased $3.0 million to zero from December 31, 2009.  There were no purchases of trading securities during 2010.

We had $1.0 million, or 1.1%, of our security portfolio classified as held to maturity at December 31, 2010, an increase of $1.0 million from December 31, 2009.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2010, 2009 and 2008.

(Dollars in thousands)	2010	2009	2008
State and political subdivisions	$1,000	$–	$–
Total held to maturity securities	$1,000	$–	$–

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2010.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2010 are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. government agencies	$3,533	0.66%	$15,055	0.70%	$-	-	$2,570	2.84%
State and political subdivisions	4,300	1.27%	-	-	197	4.69%	24,856	4.29%
Mortgage-backed securities:
US government-sponsored enterprises	331	2.17%	544	1.25%	5,348	0.77%	26,337	2.84%
Private mortgage-backed securities	-	-	-	-	848	3.27%	3,744	8.61%
Equity securities, financial services and
other	-	-	-	-	-	-	1,638	3.07%
Total available for sale	$8,164	1.04%	$15,599	0.72%	$6,393	1.22%	$59,145	3.82%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2010 are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$-	-%	$-	-%	$-	-%	$1,000	5.70%
Total held to maturity	$-	-%	$-	-%	$-	-%	$1,000	5.70%

We hold $2.2 million in Federal Home Loan Bank of New York stock at December 31, 2010 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the Federal Home Loan Bank of New York.

Index

Loans. The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2010 increased $4.3 million, or 1.3%, to $331.8 million from $327.5 million at year-end 2009.  During the year ended December 31, 2010, new originations have exceeded payoffs both through scheduled maturities and prepayments. Loan growth for 2010 occurred in commercial real estate loans (an increase of $11.3 million, or 5.9%) and residential real estate loans (an increase of $3.1 million, or 3.3%).  These increases were partially offset by declines in construction loans (a decrease of $6.7 million, or 24.3%) and commercial and industrial loans (a decrease of $2.0 million, or 11.6%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2006 through 2010:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial and industrial	$15,045	$17,016	$22,346	$20,702	$18,298
Construction	20,862	27,555	38,413	41,954	30,094
Commercial real estate	204,407	193,091	174,218	165,848	151,318
Residential real estate	96,659	93,558	84,412	70,597	60,960
Consumer and other loans	1,395	1,919	1,621	1,664	1,785
Total gross loans	$338,368	$333,139	$321,010	$300,765	$262,455

The increase in loans was funded during 2010 by an increase in our deposits.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2010 are presented in the following table.

	December 31, 2010
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Commercial and industrial	$5,724	$5,161	$4,160
Construction	16,353	3,860	649
Commercial real estate	16,101	16,844	171,461
Residential real estate	3,083	7,327	86,249
Consumer and other	241	680	474
Total loans	$41,502	$33,872	$262,993
Interest rates:
Fixed or predetermined	31,912	24,066	93,565
Floating or adjustable	9,590	9,806	169,428
Total loans	$41,502	$33,872	$262,993

Loan and Asset Quality. Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, renegotiated loans still accruing, foreclosed real estate and impaired securities.  Total non-performing assets decreased by $890 thousand, or 3.3%, to $26.4 million at year-end 2010 from $27.3 million at year-end 2009.  Our non-accrual loan balance increased $2.5 million, or 12.2%, to $22.7 million at December 31, 2010 from $20.2 million at December 31, 2009.

The decrease in non-performing assets mostly occurred in foreclosed real estate, which declined $1.4 million, or 37.6%, declines in restructured loans still accruing and loans past due 90 days and still accruing.  The decline in foreclosed real estate was attributed to the sale of our largest foreclosed asset during the third quarter of 2010.  The decrease was mostly offset by increases in construction and residential non-performing loans.  The largest increase in non-performing assets was a $2.1 million increase in non-accrual construction loans, which was principally one lending relationship.  Our collateral for that lending relationship was comprised of real estate, including completed residential homes, vacant lots and a commercial building.  Residential real estate non-accrual loans increased $787 thousand to $1.2 million at year-end 2010 and were comprised of 12 loans with an average balance of $104 thousand.  We continue to make progress in managing through our asset quality situation despite the current economic environment and high levels of unemployment, which continues to adversely impact our loan portfolio credit quality.  The ratio of non-performing assets to total assets decreased to 5.58% at December 31, 2010 from 6.01% one year earlier.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

Index

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2006 through 2010.

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial and industrial	$78	$240	$336	$449	$-
Construction	6,430	4,307	5,042	10,210	465
Commercial real estate	14,930	15,211	3,460	1,533	-
Residential real estate	1,244	457	896	98	942
Consumer and other	-	1	11	11	-
Total nonaccrual loans	22,682	20,216	9,745	12,301	1,407
Loans past due 90 days and still accruing	49	1,392	-	69	746
Restructured loans and still accruing	1,318	1,885	1,302	1,107	506
Total non-performing loans	24,049	23,493	11,047	13,477	2,659
Impaired securities	-	-	93	-	-
Foreclosed real estate	2,397	3,843	3,864	-	-
Total non-performing assets	$26,446	$27,336	$15,004	$13,477	$2,659
Non-accrual loans to total loans	6.71%	6.07%	3.04%	4.09%	0.54%
Non-performing assets to total assets	5.58%	6.01%	3.41%	3.42%	0.75%
Interest income received on nonaccrual loans	$463	$488	$61	$50	$10
Interest income that would have been
recorded under the original terms of the loans	$1,323	$1,153	$858	$653	$127

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans in which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2010, the Company had 11 loans totaling $3.7 million that it deemed potential problem loans. Management is actively monitoring these loans.

 Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the impact the deterioration of the real estate and economic environments in our lending region. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See Critical Accounting Policies.

Allowance for Loan Losses. The allowance consists of general and allocated components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected losses derived from our internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2010, the allowance for loan losses was $6.4 million, an increase of $901 thousand, or 16.4%, from $5.5 million at December 31, 2009.  The provision for loan losses was $3.3 million and there were $2.4 million in charge-offs and $147 thousand in recoveries during 2010.  The allowance for loan losses as a percentage of total loans was 1.89% at December 31, 2010 compared to 1.65% on December 31, 2009.

Index

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$5,496	$5,813	$5,140	$3,340	$2,615
Provision charged to operating expenses	3,280	3,404	1,350	1,930	733
Recoveries of loans previously charged-off:
Commercial and industrial	126	4	6	2	-
Construction	-	-	-	-	-
Commercial real estate	2	60	3	6	-
Residential real estate	-	71	-	-	-
Consumer and other	19	17	30	46	86
Total recoveries	147	152	39	54	86
Loans charged-off:
Commercial and industrial	241	1,345	34	70	-
Construction	768	1,632	-	-	-
Commercial real estate	1,462	588	504	-	-
Residential real estate	-	242	68	12	-
Consumer and other	55	66	110	102	94
Total charge-offs	2,526	3,873	716	184	94
Net charge-offs	2,379	3,721	677	130	8
Balance at end of year	$6,397	$5,496	$5,813	$5,140	$3,340
Net charge-offs to average loans outstanding	0.72%	1.14%	0.22%	0.05%	0.00%
Allowance for loan losses to year-end loans	1.89%	1.65%	1.81%	1.71%	1.27%

Index

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Percentage Of Loans In Each Category To Total Loans	Amount	Percentage Of Loans In Each Category To Total Loans	Amount	Percentage Of Loans In Each Category To Total Loans
Commercial and industrial	$447	4.45%	$380	5.11%	$526	6.96%
Construction	1,214	6.16%	1,398	8.27%	2,270	11.97%
Commercial real estate	3,859	60.41%	3,297	57.96%	2,249	54.27%
Residential real estate	819	28.57%	327	28.08%	713	26.30%
Consumer and other loans	58	0.41%	94	0.58%	55	0.50%
Total	$6,397	100.00%	$5,496	100.00%	$5,813	100.00%

	Allowance for Loans Losses at December 31,
	2007		2006
(Dollars in thousands)	Amount	Percentage Of Loans In Each Category To Total Loans	Amount	Percentage Of Loans In Each Category To Total Loans
Commercial and industrial	$438	6.88%	$405	6.97%
Construction	2,238	13.95%	731	11.47%
Commercial real estate	2,129	55.15%	1,943	57.65%
Residential real estate	263	23.47%	195	23.23%
Consumer and other loans	72	0.55%	66	0.68%
Total	$5,140	100.00%	$3,340	100.00%

Premises and Equipment. Premises and equipment decreased by $316 thousand, or 4.5%, from $7.1 million at December 31, 2009 to $6.7 million at December 31, 2010.

Bank Owned Life Insurance (BOLI). Our BOLI carrying value increased to $10.2 million at December 31, 2010 from $3.4 million at December 31, 2009.  The increase was principally the result of a $6.5 million purchase in 2010.

Deposits. Total deposits increased $13.9 million, or 3.7%, to $386.0 million at December 31, 2010 from $372.1 million at December 31, 2009.  The increase was largely in NOW and savings deposits, which grew $14.4 million, or 23.8%, and $7.2 million, or 4.4%, respectively, between December 31, 2010 and December 31, 2009.  The increase in NOW deposits was attributable to growth in our municipal deposits.  Non-interest bearing deposits increased $1.2 million, or 3.5%, to $35.4 million at December 31, 2010 from $34.2 million at December 31, 2009.

Total average deposits increased $12.8 million from $381.9 million for the year ended December 31, 2009 to $394.7 million for the year ended December 31, 2010, a 3.4% increase.  Average NOW accounts increased to $67.7 million for 2010, an increase of $9.8 million, or 16.9%, from $57.9 million for 2009.  The average savings account balances increased $4.7 million, or 2.8% from $169.5 million for 2009 to $174.2 million for 2010.

Index

The average balances and weighted average rates paid on deposits for 2010, 2010 and 2009 are presented below.

	Year Ended December 31,
	2010 Average		2009 Average		2008 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$38,255		$38,154		$39,303
Now accounts	67,729	0.76%	57,928	1.00%	58,878	1.36%
Money market accounts	13,189	0.71%	14,709	1.21%	23,769	2.22%
Savings	174,208	0.98%	169,541	1.63%	85,707	2.74%
Time	101,354	1.66%	101,565	2.76%	127,475	3.98%
Total deposits	$394,735		$381,897		$335,132

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2010 is presented in the following table.

(Dollars in thousands)	2010
3 months or less	$4,125
3 to 6 months	6,453
6 to 12 months	11,742
Over 12 months	7,939
Total	$30,259

Borrowings. Borrowings may consist of short and long-term advances from the Federal Home Loan Bank of New York (FHLBNY) and a line of credit at Atlantic Central Bankers Bank.   The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  At December 31, 2010, we had $10.0 million in short term advances at a weighted average interest rate of 0.38% and $26.0 million in long term advances outstanding at a weighted average interest rate of 4.03%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Average daily amount of short-term borrowings outstanding during the period	$137	$22	$185
Weighted average interest rate on average daily short-term borrowings	0.38%	0.38%	2.87%
Maximum short-term borrowings outstanding at any month-end	$10,000	-	$1,175
Short-term borrowings outstanding at period end	$10,000	-	-
Weighted average interest rate on short-term borrowings at period end	0.38%	-	-

Junior Subordinated Debentures. On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2010 was 1.74%.  The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities which have been contributed to the Bank are included in the Bank’s capital ratio calculations and treated as Tier I Capital.

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

Index

Equity.  Stockholders’ equity inclusive of accumulated other comprehensive income, net of income taxes, was $36.7 million at December 31, 2010, an increase of $2.2 million from the $34.5 million at year-end 2009.  Stockholders’ equity increased due to $2.2 million in net income recorded in 2010.

COMPARISON OF OPERATING RESULTS AT YEAR-END DECEMBER 31, 2010 AND 2009

Results of Operations. Our net income is impacted by five major components and each of them are reviewed in more detail in the following discussion:

•	net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds;

•	provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans;

•	non-interest income, which is made up primarily of certain loan and deposit fees, insurance commissions and gains and losses from sales of securities or other transactions;

•	non-interest expense, which consists primarily of salaries, employee benefits, credit collection and write-off costs and other operating expenses; and

•	income taxes.

Our net income available to shareholders increased 8.2% to $2.2 million, or $0.66 per diluted share, for the year ended December 31, 2010 over the same period in 2009.  We attributed the increase in net income to a 9.4% increase in net interest income, which was largely due to a stronger net interest margin.

Net Interest Income.  Net interest income is the most significant component of the Company’s income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments. Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

Index

Comparative Average Balance and Average Interest Rates. The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2010 and 2009.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months Ended December 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$28,871	$1,662	5.76%	$28,102	$1,747	6.22%
Taxable	52,766	1,796	3.40%	59,035	2,587	4.38%
Total securities	81,637	3,458	4.24%	87,137	4,334	4.97%
Total loans receivable (4)	331,457	19,057	5.75%	326,740	19,259	5.89%
Other interest-earning assets	32,793	65	0.20%	19,208	45	0.23%
Total earning assets	445,887	$22,580	5.06%	433,085	$23,638	5.46%

Non-interest earning assets	37,945			36,355
Allowance for loan losses	(6,093)			(5,824)
Total Assets	$477,739			$463,616

Sources of Funds:
Interest bearing deposits:
NOW	$67,729	$512	0.76%	$57,928	$582	1.00%
Money market	13,189	93	0.71%	14,709	177	1.21%
Savings	174,208	1,709	0.98%	169,541	2,759	1.63%
Time	101,354	1,681	1.66%	101,565	2,803	2.76%
Total interest bearing deposits	356,480	3,995	1.12%	343,743	6,321	1.84%
Borrowed funds	32,593	1,393	4.27%	33,139	1,426	4.30%
Junior subordinated debentures	12,887	225	1.75%	12,887	306	2.38%
Total interest bearing liabilities	401,960	$5,613	1.40%	389,769	$8,053	2.07%

Non-interest bearing liabilities:
Demand deposits	38,255			38,154
Other liabilities	1,525			2,303
Total non-interest bearing liabilities	39,780			40,457
Stockholders’ equity	35,999			33,390
Total Liabilities and Stockholders’ Equity	$477,739			$463,616

Net Interest Income and Margin (5)		$16,967	3.81%		$15,585	3.60%

(1)	Includes loan fee income
(2)	Average rates on securities are calculated on amortized costs
(3)	Full taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4)	Loans outstanding include non-accrual loans
(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net interest income, on a fully taxable equivalent basis, increased $1.4 million, or 8.9%, to $17.0 million for the year ended December 31, 2010, as compared to $15.6 million for 2009.  The increase in net interest income was driven by a 21 basis point improvement in the Company’s net interest margin to 3.81% for the year ended December 31, 2010.  The improvement in the net interest margin was largely due to a 67 basis point decrease in the average rate paid on interest bearing liabilities.  In addition, total average earning assets increased by $12.8 million to $445.9 million from $433.1 million for the year ended December 31, 2009.

Interest Income. Total interest income, on a fully taxable equivalent basis, decreased $1.0 million, or 4.5%, to $22.6 million for the year ended December 31, 2010 compared to $23.6 million for the year ended December 31, 2009.  The decline in interest income was largely due to decreases in average rates earned on total earning assets, which decreased 40 basis points to 5.06% in 2010 from 5.46% for 2009.  The average rates for both

Index

the securities and loan portfolio’s declined by 73 basis points and 14 basis points, respectively, for the year ended December 31, 2010 as compared to the same period in 2009.

Interest income from securities, on a fully taxable equivalent basis, decreased $876 thousand, or 20.2%, for the year ended December 31, 2010 compared to the same period in 2009.  The average rate decreased 73 basis points to 4.24% for 2010 from 4.97% for 2009.  The decline was largely attributed to 65.7% of the security portfolio either maturing, being called or principal repayments, which were mostly reinvested in a lower interest rate environment.  Contributing to the decline in interest income was a decrease in the average balance of securities, which were $5.5 million lower for 2010 as compared to 2009.

Interest income from the loan portfolio decreased by $202 thousand, or 1.1%, to $19.1 million for 2010 from $19.3 million for 2009.  The decline was due to lower average rates earned on loans, which decreased 14 basis points to 5.75% for the year ended December 31, 2010 from 5.89% for the same period in 2009.  The aforementioned decline was partly offset by an increase in the average balance of the loan portfolio, which grew $4.7 million, or 1.4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Interest Expense. Total interest expense decreased $2.4 million, or 30.3%, to $5.6 million for the year ended December 31, 2010 from $8.1 million for the same period in 2009.  The decrease was principally due to a decline in the average rates paid on interest-bearing liabilities of 67 basis points to 1.40% in 2010 compared to 2.07% in 2009.  The decline in average rates paid on interest-bearing liabilities was largely due to a decrease in rates paid on time deposits and savings deposits of 110 basis points and 65 basis points, respectively, for 2010 compared to 2009. The benefit derived from a decline in average rates more than offset the increase in interest expense associated with the growth of average interest-bearing liabilities of $12.2 million for 2010 compared to the prior year. The growth in average interest-bearing liabilities occurred primarily in NOW accounts and savings deposits, which increased $9.8 million and $4.7 million, respectively.

The following table reflects the impact on net interest income from changes in the volume of earning assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balance.  Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	December 31, 2010 v. 2009			December 31, 2009 v. 2008
	Increase (decrease) Due to changes in:			Increase (decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt	$47	$(132)	$(85)	$272	$17	$289
Taxable	(255)	(536)	(791)	530	(209)	321
Total securities (1)	(208)	(668)	(876)	802	(192)	610
Total loans receivable (2)	275	(477)	(202)	1,142	(1,033)	109
Other interest-earning assets	28	(8)	20	61	(277)	(216)
Total net change in income on interest-earning assets	95	(1,153)	(1,058)	2,005	(1,502)	503
Interest bearing deposits:
NOW	89	(159)	(70)	(13)	(203)	(216)
Money Market	(17)	(67)	(84)	(159)	(191)	(350)
Savings	74	(1,123)	(1,049)	1,639	(1,230)	409
Time	(6)	(1,117)	(1,123)	(905)	(1,363)	(2,268)
Total interest bearing deposits	140	(2,466)	(2,326)	562	(2,987)	(2,425)
Borrowed funds	(24)	(9)	(33)	(121)	40	(81)
Junior subordinated debentures	-	(81)	(81)	-	(284)	(284)
Total net change in expense on interest-bearing liabilities	116	(2,556)	(2,440)	441	(3,231)	(2,790)
Change in net interest income	$(21)	$1,403	$1,382	$1,564	$1,729	$3,293

(1)	Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(2)	Includes loan fee income

Index

Provision for Loan Losses. The provision for loan losses for 2010 was $3.3 million compared to a provision of $3.4 million for 2009, a decrease of $124 thousand.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2010 and the effects of current economic environment and lower real estate collateral values from the time the loans were originated.  Our non-performing loans increased $556 thousand, or 2.4%, to $24.0 million at December 31, 2010 from $23.5 million at December 31, 2009.  We believe these loans are adequately provided for in our loan loss provision or are sufficiently collateralized at December 31, 2010.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to the Notes to Consolidated Financial Statements and “Allowance for Loan Losses and Credit Quality of Financing Receivables” herein for further discussion.

Non-Interest Income. Non-interest income consists of all income other than interest and dividend income and is principally derived from: service charges on deposits; insurance commission income; commissions on sales of annuities and mutual funds; ATM and debit card income; BOLI income and net gains on sale of securities and loans.  We recognize the importance of supplementing net interest income with other sources of income as it continues to explore new opportunities to generate non-interest income.

Non-interest income was $4.6 million for 2010 as compared to $5.5 million for 2009.  The decline of $904 thousand, or 16.4%, was largely due to lower insurance commissions of $213 thousand, a decline in other income of $213 thousand and a non-cash other than temporary impairment charge of $171 thousand related to an equity portfolio fund during the second quarter of 2010.  The decline in other income was attributed to a decrease of $72 thousand in mortgage banking fee income generated from our joint venture with PNC Mortgage, Inc.  Also contributing to the decrease in non-interest income for 2010 were declines in gains on the sale of fixed assets, foreclosed assets and securities, which were lower by $201 thousand, $172 thousand, and $82 thousand, respectively, for 2010 as compared to 2009. The aforementioned decline was partly offset by an increase in BOLI income of $157 thousand for 2010 as compared to 2009.

Non-Interest Expense. Total non-interest expense increased $378 thousand, or 2.6%, to $15.0 million for 2010 as compared to 2009.  The growth for 2010 was largely due to an increase of $432 thousand in salaries and employee benefits and an increase in loan collection costs of $54 thousand, or 12.0%, as compared to 2009.  The growth in salaries and employee benefits resulted from increases in salary expense of $273 thousand, or 4.3%, and higher benefits costs of $159 thousand, or 14.7%, for 2010 as compared to the prior year.  The increase in benefit costs was due in part to higher medical insurance premiums and recruiting costs.  The above mentioned increase was partly offset by a decline in write-downs on foreclosed real estate of $215 thousand.

Income Taxes. Provision for income taxes was $542 thousand and $452 thousand for 2010 and 2009, respectively. The Company’s effective tax rate was 19.9% and 18.4% for 2010 and 2009, respectively.  See Notes 1 and 16 to the to the Notes to Consolidated Financial Statements for further discussion on income taxes.

Operational Risk

We are exposed to a variety of operational risks that can affect each of its business activities, particularly those involving processing and servicing of loans.  Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems from external events.  The risk of loss also  includes  losses  that may arise from  potential legal actions that could result from  operational  deficiencies or noncompliance with  contracts,  laws  or  regulations.  We monitor and evaluate operational risk on an ongoing basis through systems of internal control, formal corporate-wide policies and procedures, and an internal audit function.

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

Liquidity.  A  fundamental component of our business strategy is to manage liquidity to ensure the availability of  sufficient resources to meet all financial obligations and to finance prospective business opportunities. Liquidity management is critical to our stability. Our liquidity position over any given period of time is a product of our operating, financing and investing activities. The extent of such activities is often shaped by such external factors as competition for deposits and loan demand.

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2010, total deposits amounted to $386.0 million, an increase of $13.9 million, or 3.7%, over the prior comparable year. At December 31, 2010,  advances

Index

from the Federal Home Loan Bank of New York (“FHLBNY”) and subordinated  debentures totaled $48.9 million and represented 10.3% of total assets as compared to $46.0 million and 10.1% of total assets, at December 31, 2009.

Loan production continued to be the Company's principal investing activity. Net loans at December 31, 2010 amounted to $331.8 million, an increase of $4.4 million, or 1.3%, compared to the same period in 2009.

Our most liquid assets are cash and due from banks and federal funds sold.  At December 31, 2010, the total of such assets amounted to $17.7 million, or 3.7%, of total assets, compared to $23.1 million, or 5.1%, of total assets at year-end 2009. The decrease in liquid assets was driven by the investment of excess liquidity into securities.  Another significant liquidity source is our available for sale securities.  At December 31, 2010, available for sale securities amounted to $89.4 million compared to $71.3 million at year-end 2009.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window.  The Bank also has the capacity to borrow an additional $27.2 million through its membership in the FHLBNY and $4 million at Atlantic Central Bankers Bank at December 31, 2010.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

Capital Resources.  The Bank’s regulators have classified and defined bank capital as consisting of Tier I Capital, which includes tangible stockholders’ equity for common stock and certain preferred stock and other hybrid instruments, and Tier II Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

The Bank’s regulators have implemented risk based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2010, the Bank’s Tier I and Tier II capital ratios were 12.37% and 13.63%, respectively. We also maintained $856 thousand in cash and cash equivalents which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2010, the Bank had a leverage ratio of 9.04%.

Off-Balance Sheet Arrangements. Our financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at December 31, 2010 totaled $45.2 million.  This consisted of $12.6 million in commitments to grant commercial and residential loans, $30.5 million in unfunded commitments under lines of credit and $2.1 million in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Market Risk

Market risk is generally described as the sensitivity of income to adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices.  Market rate sensitive instruments include: financial instruments such as investments, loans, mortgage-backed securities, deposits, borrowings and other debt obligations; derivative financial instruments, such as futures, forwards, swaps and options; and derivative commodity instruments, such as commodity futures, forwards, swaps and options  that  are  permitted to be settled in cash or another financial instrument.

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2010. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

Index

Interest Rate Risk

Interest rate risk is generally described as the exposure to potentially adverse  changes in  current  and future net interest income resulting from: fluctuations in interest rates, product spreads, and imbalances in the repricing opportunities of interest-rate-sensitive assets and liabilities.  Therefore, managing our interest rate sensitivity is a primary objective of our senior management. Our Asset/Liability Committee (“ALCO”) is responsible for managing the exposure to changes in market interest rates.

We manage interest rate risk exposure with the assistance of an independent third party who provides financial modeling and simulation modeling, analysis and reporting.  The reports provided by the third party are used to determine our exposure to market rate changes on net interest income and future economic value of equity. Our objective is to maximize net interest income within acceptable levels of risk established by policy.  The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions.  These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments.  We review and validate these assumptions at least annually or more frequently if economic or other conditions change.  At December 31, 2010, we simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and an 200 basis point declining interest rate environment. Based on the simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 5.0%. Our interest rate risk management policies provide that net interest income should not decrease by more than 5.0% if interest rates increase from current rates given an instantaneous and parallel shift in the yield curve of a 200 basis point rise in rates or 200 basis point decline in rates, respectively.  Policy exceptions, if any, are reported to the Board of Directors.  At December 31, 2010, we were within policy limits established for changes in net interest income and future economic value of equity.  Economic value of equity is defined as the market value of its assets less the market value of its liabilities plus (or minus) the market value of any off-balance sheet positions.

The following table sets forth our interest rate risk profile at December 31, 2010 and 2009.  The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions. Down 200 basis points was not presented for December 31, 2010 and 2009 due to the extremely low rate environment.

	Net Portfolio Value(2)			Net Interest Income
(Dollars in thousands) Change in Interest Rates	Estimated	Estimated Increase (Decrease)		Estimated Net Interest	Estimated Increase (Decrease)
(basis points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent

December 31, 2010
+200bp	$36,765	$(4,325)	(10.5)%	$16,556	$(872)	(5.0)%
0bp	$41,090	—	—	$17,428	—	—

December 31, 2009
+200	$40,277	$(3,475)	(7.9)%	$15,920	$(789)	(4.7)%
0bp	$43,752	—	—	$16,709	—	—

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The simulation described above does not represent forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Further, as market conditions vary from those assumed in the simulation, actual results will also differ due to prepayment/refinancing levels deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable

Index

rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.  Furthermore, the simulation does not reflect actions that ALCO might take in response to anticipated changes in interest rates or competitive conditions in the market place.

Impact of Inflation and Changing Prices

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, the level of interest rates has a more significant impact on a financial institution’s performance than general levels of inflation.  Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which are affected by inflation.  Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of our assets and liabilities are more indicative of its ability to maintain acceptable performance levels.  Management monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities, thus seeking to minimize the potential effect of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements may be found on pages F-1 through F-35 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15 (f) and 15d-15 (f) of the Securities and Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2010, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Election of Directors,” “Information About Our Executive Officers,” “Section 16(a) Beneficial Ownership Report Compliance” and “Information About the Board of Directors and Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Transactions with Certain Related Persons” and “Board of Directors Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in the Proxy Statement under the following caption is incorporated herein by reference: “Independent Registered Public Accounting Firm Fees and Services.”

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

(a)(2)	Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

/s/ Anthony Labozzetta
Anthony Labozzetta
President and Chief Executive Officer
Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Labozzetta	President and Chief Executive Officer	March 16, 2011
Anthony Labozzetta

/s/ Steven M. Fusco	Senior Vice President (Principal Financial	March 16, 2011
Steven M. Fusco	and Accounting Officer)

/s/ Anthony S. Abbate	Director	March 16, 2011
Anthony S. Abbate

/s/ Patrick Brady	Director	March 16, 2011
Patrick Brady

/s/ Richard Branca	Director	March 16, 2011
Richard Branca

/s/ Katherine H. Caristia	Director	March 16, 2011
Katherine H. Caristia

/s/ Mark J. Hontz	Director	March 16, 2011
Mark J. Hontz

/s/ Donald L. Kovach	Director	March 16, 2011
Donald L. Kovach

/s/ Edward J. Leppert	Director	March 16, 2011
Edward J. Leppert

/s/ Timothy Marvil	Director	March 16, 2011
Timothy Marvil

/s/ Richard W. Scott	Director	March 16, 2011
Richard W. Scott

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sussex Bancorp

We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended.  Sussex Bancorp and its subsidiary’s management are responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 16, 2011

Index

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars In Thousands)	2010	2009

ASSETS
Cash and due from banks	$4,672	$4,909
Interest-bearing deposits with other banks	10,077	3,870
Federal funds sold	3,000	14,300
Cash and cash equivalents	17,749	23,079

Interest bearing time deposits with other banks	600	100
Trading securities	-	2,955
Securities available for sale, at estimated fair value	89,380	71,315
Securities held to maturity, at cost (estimated fair value of $1,007	1,000	-
at December 31, 2010)
Federal Home Loan Bank Stock, at cost	2,235	2,045

Loans receivable, net of unearned income	338,234	332,959
Less: allowance for loan losses	6,397	5,496
Net loans receivable	331,837	327,463

Foreclosed real estate	2,397	3,843
Premises and equipment, net	6,749	7,065
Accrued interest receivable	1,916	1,943
Goodwill	2,820	2,820
Bank-owned life insurance	10,173	3,360
Other assets	7,168	8,853

Total Assets	$474,024	$454,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$35,362	$34,155
Interest bearing	350,605	337,920
Total Deposits	385,967	372,075

Short-term borrowings	10,000	-
Long-term borrowings	26,000	33,090
Accrued interest payable and other liabilities	2,504	2,262
Junior subordinated debentures	12,887	12,887

Total Liabilities	437,358	420,314

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 5,000,000 shares authorized;
issued shares 3,352,346 in 2010 and 3,259,786 in 2009;
outstanding shares 3,351,566 in 2010 and 3,259,786 in 2009	27,870	27,805
Treasury Stock, at cost; 780 shares in 2010, no shares in 2009	(4)	-
Retained earnings	8,753	6,577
Accumulated other comprehensive income	47	145

Total Stockholders' Equity	36,666	34,527

Total Liabilities and Stockholders' Equity	$474,024	$454,841

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars In Thousands Except Per Share Data)	2010	2009

INTEREST INCOME
Loans receivable, including fees	$19,057	$19,259
Securities:
Taxable	1,796	2,587
Tax-exempt	1,110	1,164
Federal funds sold	22	30
Interest bearing deposits	43	15
Total Interest Income	22,028	23,055

INTEREST EXPENSE
Deposits	3,995	6,321
Borrowings	1,393	1,426
Junior subordinated debentures	225	306
Total Interest Expense	5,613	8,053

Net Interest Income	16,415	15,002
PROVISION FOR LOAN LOSSES	3,280	3,404
Net Interest Income after Provision for Loan Losses	13,135	11,598

OTHER INCOME
Service fees on deposit accounts	1,406	1,467
ATM and debit card fees	501	480
Bank-owned life insurance	313	156
Insurance commissions and fees	2,071	2,284
Investment brokerage fees	166	137
Realized holding gains on trading securities	7	5
Gain on sale of securities, available for sale	52	134
Gain on sale of premises and equipment	2	203
Gain on sale of foreclosed real estate	18	190
Impairment write-downs on equity securities	(171)	-
Other	246	459
Total Other Income	4,611	5,515

OTHER EXPENSES
Salaries and employee benefits	7,783	7,351
Occupancy, net	1,345	1,300
Furniture, equipment and data processing	1,234	1,286
Advertising and promotion	178	190
Professional fees	607	554
Director Fees	265	233
FDIC assessment	911	936
Insurance	222	194
Stationary and supplies	194	179
Loan collection costs	502	448
Write-down on foreclosed real estate	241	456
Expenses related to foreclosed real estate	270	240
Amortization of intangible assets	14	18
Other	1,262	1,265
Total Other Expenses	15,028	14,650

Income before Income Taxes	2,718	2,463
PROVISION FOR INCOME TAXES	542	452
Net Income	$2,176	$2,011

EARNINGS PER SHARE
Basic	$0.67	$0.62
Diluted	$0.66	$0.62

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

(Dollars In Thousands, Except Per Share Data)	Number of Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2008	3,261,362	$27,783	$4,665	$(538)	$-	$31,910

Comprehensive gain:
Net income	-	-	2,011	-	-	2,011
Change in unrealized gains on securities available
for sale, net of tax and reclassification adjustments	-	-	-	683	-	683
Total Comprehensive Income						2,694

Treasury shares purchased	(7,500)	-	-	-	(30)	(30)
Treasury shares retired		(30)	-	-	30	-
Restricted stock granted	9,570	-	-	-	-	-
Restricted stock forfeited	(3,646)	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	52	-	-	-	52
Dividends on common stock ($.03 per share)	-	-	(99)	-	-	(99)

Balance December 31, 2009	3,259,786	27,805	6,577	145	-	34,527

Comprehensive gain:
Net income	-	-	2,176	-	-	2,176
Change in unrealized gains on securities available
for sale, net of tax and reclassification adjustments	-	-	-	(98)	-	(98)
Total Comprehensive Income						2,078

Treasury shares purchased	(780)	-	-	-	(4)	(4)
Restricted stock granted	95,303	-	-	-	-	-
Restricted stock forfeited	(2,743)	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	65	-	-	-	65

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666

See Notes to Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$2,176	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,280	3,404
Provision for depreciation and amortization	736	773
Net change in trading securities	714	10,335
Impairment charge on equity securities	171	-
Net amortization of securities premiums and discounts	378	127
Net realized gain on sale of securities	(52)	(134)
Net gain on sale of premises and equipment	(2)	(203)
Net realized gain on sale of foreclosed real estate	(18)	(190)
Provision for foreclosed real estate	241	456
Deferred income taxes	(125)	976
Earnings on investment in life insurance	(313)	(156)
Compensation expense for stock options and stock awards	65	52
Decrease (increase) in assets:
Accrued interest receivable	27	172
Other assets	1,860	(3,852)
Increase (decrease) in accrued interest payable and other liabilities	242	(309)

Net Cash Provided by Operating Activities	9,380	13,462

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(46,867)	(45,067)
Proceeds from sale of securities	1,081	17,456
Maturities, calls and principal repayments	29,303	19,713
Securities held to maturity:
Purchases	(1,000)	-
Net increase in loans	(8,980)	(17,575)
Purchases of interest bearing time deposits	(500)	-
Proceeds from the sale of foreclosed real estate	2,549	1,552
Proceeds from the sale of bank premises and equipment	2	1,094
Purchases of bank premises and equipment	(406)	(207)
Purchases of bank-owned life insurance	(6,500)	-
Increase in FHLB stock	(190)	(70)

Net Cash Used in Investing Activities	(31,508)	(23,104)

Cash Flows from Financing Activities
Net increase in deposits	13,892	11,994
Proceeds from borrowings	10,000	-
Repayments of borrowings	(7,090)	(56)
Purchase of treasury stock	(4)	(30)
Dividends paid, net of reinvestments	-	(99)

Net Cash Provided by Financing Activities	16,798	11,809

Net Increase (Decrease) in Cash and Cash Equivalents	(5,330)	2,167

Cash and Cash Equivalents - Beginning	23,079	20,912
Cash and Cash Equivalents - Ending	$17,749	$23,079

Supplementary Cash Flows Information
Interest paid	$5,705	$8,433
Income taxes paid	$784	$575
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,326	$1,775
Trading securities transferred to available for sale securities	$2,241	-

See Notes to Consolidated Financial Statements

Index

NOTE 1	– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly-owned subsidiary, Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp. and Tri-State Insurance Agency, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations
Sussex Bancorp’s business is conducted principally through the Bank.  Sussex Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and two branches in Orange County, New York.  As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  Sussex Bancorp is subject to regulation by the Federal Reserve Board.  SCB Investment Company and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State Insurance Agency, Inc. provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. The Company is also a party to a joint venture with PNC Mortgage, Inc., called SussexMortgage.com LLC, which originates one to four family mortgage loans for funding by third party investors for sale into the secondary market.  Servicing is released to the third party investors.  During the first quarter of 2011, the Company evaluated the strategic alliance, which included profitability of the joint venture, and determined to dissolve the joint venture.  PNC has been notified and it is anticipated that the dissolution will be completed by the second quarter of 2011.  The Company will continue to originate one to four family mortgage loans for portfolio, while other alternatives are evaluated.

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

Trading Securities
The Company engages in trading activities for its own account.  Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in interest income.  During the second quarter of 2010 the Company transferred its trading securities portfolio to available for sale securities and did not have any securities designated as trading as of December 31, 2010.

Securities
Securities are designated at the time of acquisition as available for sale, held to maturity or trading. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at estimated fair values. Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of related deferred tax effect.  Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions and carried at amortized cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the contractual terms of the securities.  Gains and losses realized on sales of securities are determined on the specific identification method and are reported in non-interest income.

The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The Federal Home Loan Bank stock was carried at $2,235,000 and $2,045,000 for the years ended December 31, 2010 and 2009, respectively.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and construction loans.  Consumer loans consist of the following classes: residential mortgage loans, home equity loans and other consumer loans.

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans including impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses
The allowance for loan losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The adequacy of the allowance is determined by management’s evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.  The allowance for loan losses consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment
Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets:
Years
Buildings and building improvements	20 – 40
Leasehold improvements	5 – 10
Furniture, fixtures and equipment	5 – 10
Computer equipment and software	3 – 5

Depreciation expense for the years ended December 31, 2010 and 2009 was $722 thousand and $755 thousand, respectively.

Bank Owned Life Insurance
Bank owned life insurance (BOLI) is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value. The carrying value consists of cash surrender value of $10.2 million at December 31, 2010 and $3.4 million at December 31, 2009

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2010 and 2009, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

The Company has an amortizable core deposit intangible asset related to the premium paid on the acquisition of deposits.  The core deposit intangible was created on March 24, 2006 in the acquisition of the Port Jervis branch and is being amortized on a seven year accelerated schedule.  This intangible was $16 thousand and $30 thousand, net of accumulated amortization of $104 thousand and $90 thousand as of December 31, 2010 and 2009, respectively.

Other intangible assets are included in other assets on the balance sheets for December 31, 2010 and 2009.  Amortization expense on intangible assets was $14 thousand and $18 thousand for the years ended December 31, 2010, and 2009, respectively.  Amortization expense is estimated to be $10 thousand for the year ending December 31, 2011, $5 thousand for the year ending December 31, 2012 and $1 thousand for the year ending December 31, 2013.

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

The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Sussex Bancorp and its subsidiaries file a consolidated federal income tax return. The Company’s federal and state income tax returns for the years ended December 31, 2009, 2008 and 2007 remain subject to examination by respective tax authorities.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Stock Compensation Plans
The Company currently has several stock plans in place for employees and directors of the Company.  Stock compensation accounting guidance (FASB ASC 718, Compensation-Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award.  A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Stock-based compensation expense related to stock plans for the year ended December 31, 2010 and 2009 was $65 thousand and $52 thousand, respectively.  As of December 31, 2010 there was $420 thousand of unrecognized compensation costs related to non vested restricted stock awards remaining to expense.

Earnings per Share
Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock grants.  Potential common shares related to stock options are determined using the treasury stock method.

Treasury Stock
Repurchases of shares of Sussex Bancorp common stock are recorded at cost as a reduction of stockholders’ equity.  Reassurances of shares of treasury stock are recorded at average cost.

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

Insurance Agency Operations
Tri-State Insurance Agency, Inc. (Tri-State) is a retail insurance broker operating in the State of New Jersey.  The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters.  The insurance agency places basic property and casualty, life and health coverage with about fifteen different insurance carriers.  There are two main billing processes, direct billing (currently accounts for approximately 90% of revenues) and agency billing.

Under the direct billing arrangement, the insurance carrier bills and collects from the customer directly and remits the brokers’ commission to Tri-State on a monthly basis.  For direct bill policies, Tri-State records commissions as revenue when the data necessary to reasonably determine such amounts is obtained.  On a monthly basis, Tri-State receives notification from each insurance carrier of total premiums written and collected during the month, and the broker’s net commission due for their share of business produced by them.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Reclassifications
Certain amounts in 2009 consolidated financial statements have been reclassified to conform to the 2010 consolidated financial statement presentation.

New Accounting Standards
In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of FASB ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.   This issuance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exposure.  The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of FASB ASU 2010-20 did not have a material impact on the Company’s financial statements. In January 2011, the FASB issued ASU 2011-01 that temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-28, How the Carrying Amount of a Reporting Unit Should Be Calculated When Performing Step 1 of the Goodwill Impairment Test (10-A).   The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of FASB ASU 2010-28 to have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This issuance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not anticipate the adoption of FASB ASU 2010-20 to have a material impact on the its financial statements.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	2 – SEGMENT REPORTING

Segment information for 2010 and 2009 is as follows:

(Dollars in thousands)	Banking and Financial Services	Insurance Services	Total

Year Ended December 31, 2010:
Net interest income from external sources	$16,415	$-	$16,415
Other income from external sources	2,540	2,071	4,611
Depreciation and amortization	724	12	736
Income (loss) before income taxes	2,790	(72)	2,718
Income tax expense (benefit) (1)	571	(29)	542
Total assets	471,104	2,920	474,024

Year Ended December 31, 2009:
Net interest income from external sources	$15,002	$-	$15,002
Other income from external sources	3,231	2,284	5,515
Depreciation and amortization	762	11	773
Income before income taxes	2,357	106	2,463
Income tax expense (1)	410	42	452
Total assets	451,834	3,007	454,841

(1)	Calculated at statutory tax rate of 40%

NOTE	3 – FAIR VALUE OF ASSETS AND LIABILITIES

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

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels as of December 31, 2010 and 2009:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

December 31, 2010:
U.S. Government agencies	$21,189	$-	$21,189	$-
State and political subdivisions	28,735	-	28,735	-
Mortgage-backed securities
US government-sponsored enterprises	33,286	-	33,286	-
Private mortgage-backed securities	4,807	-	4,807	-
Equity securities-financial services industry and other	1,363	1,213	150	-

December 31, 2009:
Trading securities	$2,955	$-	$2,955	$-
U.S. Government agencies	15,002	-	15,002	-
State and political subdivisions	25,877	-	25,877	-
Mortgage-backed securities
US government-sponsored enterprises	21,877	-	21,877	-
Private mortgage-backed securities	6,205	-	6,205	-
Corporate debt securities	1,007	-	1,007	-
Equity securities-financial services industry and other	1,347	1,091	256	-

The Company’s trading securities and available for sale securities portfolios contain investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There was a holding gain on trading securities recorded on the income statement of $7 thousand for the year ended December 31, 2010 and $5 thousand for the same period in 2009.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

December 31, 2010:
Impaired loans	$13,430	$-	$-	$13,430
Foreclosed real estate	2,007	-	-	2,007

December 31, 2009:
Impaired loans	$4,452	$-	$-	$4,452
Foreclosed real estate	2,385	-	-	2,385

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2010 and 2009:

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

Securities: The fair value of securities, available for sale (carried at fair value) and securities held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (Codified within FASB ASC 310) (“FASB ASC 310”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $14.8 million and $6.1 million, net of valuation allowance of $1.4 million and $1.7 million for 2010 and 2009, respectively,.  Additional provisions for loan losses of $1.2 million and $1.5 million for 2010 and 2009, respectively, were recorded during these periods.

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

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$17,749	$17,749	$23,079	$23,079
Time deposits with other banks	600	600	100	100

Trading securities	-	-	2,955	2,955
Securities available for sale	89,380	89,380	71,315	71,315
Securities held to maturity	1,000	1,007	-	-
Federal Home Loan Bank stock	2,235	2,235	2,045	2,045
Loans receivable, net of allowance	331,837	334,762	327,463	330,441
Accrued interest receivable	1,916	1,916	1,943	1,943

Financial liabilities:
Deposits	385,967	386,935	372,075	372,868
Borrowings	36,000	38,168	33,090	34,963
Junior subordinated debentures	12,887	8,647	12,887	9,090
Accrued interest payable	269	269	361	361

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Index
SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	4 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of December 31, 2010 and 2009 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2010
U.S. Government agencies	$21,158	$78	$(47)	$21,189
State and political subdivisions	29,353	97	(715)	28,735
Mortgage-backed securities:
US government-sponsored enterprises	32,560	747	(21)	33,286
Private mortgage-backed securities	4,592	215	-	4,807
Equity securities, financial services
industry and other	1,638	9	(284)	1,363
	$89,301	$1,146	$(1,067)	$89,380

December 31, 2009
U.S. Government agencies	$14,938	$85	$(21)	$15,002
State and political subdivisions	25,987	221	(331)	25,877
Mortgage-backed securities:
US government-sponsored enterprises	21,083	795	(1)	21,877
Private mortgage-backed securities	6,255	67	(117)	6,205
Corporate debt securities	1,005	2	-	1,007
Equity securities, financial services
industry and other	1,806	-	(459)	1,347
	$71,074	$1,170	$(929)	$71,315

Securities with a carrying value of approximately $12.1 million and $10.8 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2010 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$7,833	$7,859
Due after one year through five years	15,055	15,025
Due after five years through ten years	197	200
Due after ten years	27,426	26,840
Total bonds and obligations	50,511	49,924
Mortgage-backed securities:
US government-sponsored enterprises	32,560	33,286
Private mortgage-backed securities	4,592	4,807
Equity securities, financial services industry and other	1,638	1,363
Total available for sale securities	$89,301	$89,380

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains on sales of securities available for sale were $55 thousand and $181 thousand and gross losses were $3 thousand and $47 thousand for the years ended December 31, 2010 and 2009, respectively.

Temporarily Impaired Securities
The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	Less Than Twelve Months		Twelve Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2010
U.S. Government agencies	$6,962	$(47)	$-	$-	$6,962	$(47)
State and political subdivisions	18,006	(578)	1,071	(137)	19,077	(715)
Mortgage-backed securities:
US government-sponsored enterprises	4,536	(21)	-	-	4,536	(21)
Private mortgage-backed securities	-	-	-	-	-	-
Equity securities, financial services
industry and other	820	(50)	445	(234)	1,265	(284)
Total Temporarily Impaired Securities	$30,324	$(696)	$1,516	$(371)	$31,840	$(1,067)

December 31, 2009
U.S. Government agencies	$8,585	$(21)	$-	$-	$8,585	$(21)
State and political subdivisions	13,208	(82)	2,467	(249)	15,675	(331)
Mortgage-backed securities:
US government-sponsored enterprises	22	(1)	-	-	22	(1)
Private mortgage-backed securities	4,491	(117)	-	-	4,491	(117)
Equity securities, financial services
industry and other	124	(66)	1,187	(393)	1,311	(459)
Total Temporarily Impaired Securities	$26,430	$(287)	$3,654	$(642)	$30,084	$(929)

As of December 31, 2010, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions
At December 31, 2010, the decline in market value and the unrealized losses for the Company’s state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2010, there were forty-four securities totaling $19.1 million that had an unrealized loss that amounted to $715 thousand.  The average loss amounts to 3.7% of book value at December 31, 2010.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2010, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s state and political subdivision securities at December 31, 2010 were deemed to be other than temporarily impaired.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-Backed Securities
At December 31, 2010, the decline in market value and the unrealized losses for the Company’s mortgaged-backed securities were backed by US government-sponsored enterprises.  At December 31, 2010, there were four securities that had an unrealized loss.  The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality.  As of December 31, 2010, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s mortgaged-backed securities at December 31, 2010 were deemed to be other than temporarily impaired.

Equity Securities
The Company’s investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services industry.  At December 31, 2010, there were ten securities that had an unrealized loss.  These securities, other than the mutual fund which had a fair value of $801 thousand and an unrealized loss of $49 thousand at December 31, 2010, have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  Based on our evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.  We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. The Company will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

During the second quarter of 2010, the Company recognized a $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 2010.  The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to the Company’s amortized cost before its termination date.  The fund was comprised of common stocks of bank holding companies.  During the third quarter of 2010, management decided to execute a redemption in kind provision for this investment prior to the termination date of October 22, 2010.  The Company received its pro-rata share of the underlying bank securities. The Company received 17 different equity securities totaling $76 thousand. The securities were recorded at market value resulting in an additional $3 thousand pre-tax charge related to the exchange.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Fair Value

December 31, 2010
State and political subdivisions	$7	$-	$1,000	$1,007

There were no securities held to maturity on December 31, 2009.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and carrying value of securities held to maturity at December 31, 2010 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	1,000	1,007
Total bonds and obligations	$1,000	$1,007

NOTE 5	– LOANS

The composition of net loans receivable at December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010	2009

Commercial and industrial	$15,045	$17,016
Construction	20,862	27,555
Commercial real estate	204,407	193,091
Residential real estate	96,659	93,558
Consumer and other	1,395	1,919
	338,368	333,139
Unearned net loan origination fees	(134)	(180)
Allowance for loan losses	(6,397)	(5,496)
Net Loans Receivable	$331,837	$327,463

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $1.2 million and $1.6 million at December 31, 2010 and 2009, respectively.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	– ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009

Balance, at beginning of year	$5,496	$5,813
Provision for loan losses	3,280	3,404
Loans charged off	(2,526)	(3,873)
Recoveries	147	152
Balance, at end of year	$6,397	$5,496

An age analysis of loans receivable which were past due as of December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing

December 31, 2010
Commercial and industrial	$182	$229	$98	$509	$14,536	$15,045	$20
Construction	-	-	6,430	6,430	14,432	20,862	-
Commercial real estate	2,316	3,946	14,959	21,221	183,186	204,407	29
Residential real estate	3,029	-	1,244	4,273	92,386	96,659	-
Consumer and other	3	16	-	19	1,376	1,395	-
Total	$5,530	$4,191	$22,731	$32,452	$305,916	$338,368	$49

December 31, 2009
Commercial and industrial	$111	$-	$247	$358	$16,658	$17,016	$7
Construction	1,821	-	4,307	6,128	21,427	27,555	-
Commercial real estate	3,619	395	16,546	20,560	172,531	193,091	1,335
Residential real estate	763	624	507	1,894	91,664	93,558	50
Consumer and other	38	-	1	39	1,880	1,919	-
Total	$6,352	$1,019	$21,608	$28,979	$304,160	$333,139	$1,392

(a)	Includes loans greater than 90 days past due and still accruing.

Loans which the accrual of interest has been discontinued at December 31, 2010 and 2009 were:

(Dollars in thousands)	2010	2009

Commercial and industrial	$78	$240
Construction	6,430	4,307
Commercial real estate	14,930	15,211
Residential real estate	1,244	457
Consumer and other	-	1
Total	$22,682	$20,216

In determining the adequacy of the allowance for loan losses, the Company estimates losses based on the identification of specific problem loans through its credit review process and also estimates losses inherent in other loans on an aggregate basis by loan type.  The credit review process includes the independent evaluation of the loan officer assigned risk ratings by the Chief Credit Officer and a third party loan review company.  Such risk ratings are assigned loss component factors that reflect the Company’s loss estimate for each group of loans.  It is

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management’s and the board of directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms, and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system.  Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status and other information; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

The Company’s risk-rating system as defined below is consistent with the system used by regulatory agencies and consistent with industry practices. Loans rated Substandard, Doubtful or Loss is consistent with the regulatory definitions of classified assets.

Pass: This category represents loans performing to contractual terms and conditions and the primary source of repayment is adequate to meet the obligation.  The Company has 5 categories within the Pass classification depending on strength of repayment sources, collateral values and financial condition of the borrower.

Special Mention:  This category represents loans performing to contractual terms and conditions; however the primary source of repayment or the borrower is exhibiting some deterioration or weaknesses in financial condition that could potentially threaten the borrowers’ future ability to repay our loan principal and interest or fees due.

Substandard: This category represents loans that the primary source of repayment has significantly deteriorated or weakened which has or could threaten the borrowers’ ability to make scheduled payments.  The weaknesses require close supervision by the Company’s management and there is a distinct possibility that the Company could sustain some loss if the deficiencies are not corrected.  Such weaknesses could jeopardize the timely and ultimate collection of our loan principal and interest or fees due.  Loss may not be expected or evident, however, loan repayment is inadequately supported by current financial information or pledged collateral.

Doubtful: Loans so classified have all the inherent weaknesses of a substandard loan with the added provision that collection or liquidation in full is highly questionable and not reasonably assured.  The probability of at least partial loss is high, but extraneous factors might strengthen the asset to prevent loss. The validity of the extraneous factors must be continuously monitored. Once these factors are questionable the loan should be considered for full or partial charge-off and a downgrade.

Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets of the Company is not warranted.  Such loans are fully charged off.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31 (Dollars in thousands):

	Commercial and Industrial		Construction		Commercial Real Estate
	2010	2009	2010	2009	2010	2009
Grade:
Pass	$14,268	$13,924	$10,669	$16,148	$162,147	$153,576
Special mention	679	1,804	2,753	6,540	19,880	15,278
Substandard	75	1,261	7,440	4,739	21,920	23,597
Doubtful	23	27	-	128	460	640
Total	$15,045	$17,016	$20,862	$27,555	$204,407	$193,091

The Company’s consumer credit exposure is summarized below through its credit risk profile for residential loans and payment activity on its consumer loans as of December 31 (Dollars in thousands):

	Residential Real Estate			Consumer and Other
	2010	2009		2010	2009
Grade:
Pass	$93,884	$91,948	Performing	$1,382	$1,903
Special mention	1,083	121	Nonperforming	13	16
Substandard	1,681	1,476	Total	$1,395	$1,919
Doubtful	11	13
Total	$96,659	$93,558

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection. The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s impaired loans as of December 31, 2010 and 2009:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$188	$-
Construction	3,230	3,535	-	2,885	38
Commercial real estate	4,863	5,284	-	8,122	118
Residential real estate	560	560	-	849	7
Consumer and other	-	-	-	9	-

With an allowance recorded:
Commercial and industrial	78	78	54	71	-
Construction	3,406	5,481	610	2,568	-
Commercial real estate	10,651	11,453	493	10,379	299
Residential real estate	684	684	233	449	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$78	$78	$54	$259	$-
Construction	6,636	9,016	610	5,453	38
Commercial real estate	15,514	16,737	493	18,501	417
Residential real estate	1,244	1,244	233	1,298	8
Consumer and other	-	-	-	9	-
	$23,472	$27,075	$1,390	$25,519	$463

December 31, 2009
With no related allowance recorded:
Commercial and industrial	$879	$879	$-	$1,342	$9
Construction	2,025	2,025	-	1,468	40
Commercial real estate	14,358	14,816	-	8,818	385
Residential real estate	1,433	1,433	-	1,200	6
Consumer and other	-	-	-	3	-

With an allowance recorded:
Commercial and industrial	185	185	13	115	7
Construction	2,282	3,914	550	3,261	-
Commercial real estate	3,613	3,613	1,079	2,499	41
Residential real estate	13	13	6	3	-
Consumer and other	16	16	9	10	-

Total:
Commercial and industrial	$1,064	$1,064	$13	$1,457	$16
Construction	4,307	5,939	550	4,729	40
Commercial real estate	17,971	18,429	1,079	11,317	426
Residential real estate	1,446	1,446	6	1,203	6
Consumer and other	16	16	9	13	-
	$24,804	$26,894	$1,657	$18,719	$488

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	– PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009

Land and land improvements	$1,973	$1,959
Building and building improvements	5,891	5,876
Leasehold improvements	396	396
Furniture, fixtures and equipment	6,396	6,184
Assets in progress	187	137
	14,843	14,552
Accumulated depreciation	(8,094)	(7,487)
Premises and equipment, net	$6,749	$7,065

During the years ended December 31, 2010 and 2009, depreciation expense totaled $722 thousand and $755 thousand, respectively.  As of December 31, 2010, the Company had outstanding commitments of approximately $55 thousand for computer software upgrades.

NOTE 8	– DEPOSITS

The components of deposits at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009

Non-interest bearing demand	$35,362	$34,155
Savings, money market and interest-bearing demand	258,252	236,204
Time deposits less than $100 thousand	62,094	63,464
Time deposits $100 thousand and over	30,259	38,252
Total deposits	$385,967	$372,075

At December 31, 2010, the scheduled maturities of time deposits are as follows (in thousands):

2010	$62,231
2011	8,314
2012	15,921
2013	1,040
2014	4,442
Thereafter	405
$92,353

NOTE 9	– BORROWINGS

At December 31, 2010, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $63.2 million and a $4.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $91.0 million.  At December 31, 2010, the Bank had the ability to borrow up to $27.2 million at FHLBNY and $4.0 million at ACBB.

Short-Term Borrowings
At December 31, 2010 the Bank had a $10.0 million short-term advance with the Federal Reserve Bank of New York at a rate of 0.38%, which matures on January 10, 2011.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Borrowings
At December 31, 2010 and 2009 the Bank had the following long-term borrowings from the FHLBNY (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2010	2009
November 3, 2010	N/A	5.00%	$-	$3,090
December 21, 2010	December 21, 2003	5.14%	-	4,000
December 7, 2016	December 7, 2008	4.00%	5,000	5,000
June 21, 2017	June 21, 2008	4.60%	6,000	6,000
December 7, 2017	December 7, 2017	3.97%	5,000	5,000
December 26, 2017	December 26, 2009	3.66%	5,000	5,000
December 26, 2017	December 26, 2010	3.79%	5,000	5,000
			$26,000	$33,090

Maturities of debt in years subsequent to December 31, 2010 are as follows (in thousands):

2011	$-
2012	-
2013	-
2014	-
2015	-
Thereafter	26,000
$26,000

The above borrowings identified with an Initial Conversion Date are convertible notes that contain an option which allows the FHLBNY, at quarterly intervals commencing after each initial conversion date, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLBNY at their current market rates.  The Bank has the option to repay these advances, if converted, without penalty.

NOTE 10	– JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The variable interest rate was 1.74% at December 31, 2010 and reprices quarterly at the three month LIBOR plus 1.44%.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

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

Future minimum lease payments by year are as follows (in thousands):

2011	$447
2012	369
2013	340
2014	188
2015	115
Thereafter	65
$1,524

Rent expense was $468 thousand and $494 thousand for the years ended December 31, 2010 and 2009, respectively.

NOTE 12	– EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The Company had temporarily suspended the employer match from April 2009 to September 2010.  The amount charged to expense related to this Plan for the years ended December 31, 2010 and 2009 was $32 thousand and $46 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans covering the Company’s Chairman and a former executive officer of the Company.  Under the provisions of the Plans, the Company has executed agreements providing the officers a retirement benefit.    For the years ended December 31, 2010 and 2009, $80 thousand and $235 thousand, respectively was charged to expense in connection with the Plans.  The higher expense in 2009 reflects the acceleration of the liability accrual for the Plan benefiting the former executive. Payments from the Plan for the Chairman began in May of 2008 and the other executive started in April of 2010.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan.  The purpose of the Plan is to motivate and reward for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  No incentive compensation was recorded under the Plan for the years ended December 31, 2010 and 2009.  Participants may elect to receive their award or defer such compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  As of the years ended December 31, 2010 and 2009, the carrying value of deferred compensation was $59 thousand and $51 thousand, respectively.

In July 2006, the Board of Directors adopted a form of Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten (10) years.  As of the years ended December 31, 2010 and 2009, $185 thousand and $120 thousand, respectively, have been deferred.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an Employee Stock Ownership Plan (the “ESOP”) for the benefit of all employees who meet the eligibility requirements set forth in the Plan.  The amount of employer contributions to the Plan is at the discretion of the Board of Directors.  There were no contributions charged to expense for the years ended December 31, 2010 and 2009.  At December 31, 2010 and 2009, 53,226 and 53,531 shares, respectively, of the Company's common stock were held in the Plan.  In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.  As of December 2010, the Company has frozen the ESOP with the intent to terminate it in 2011.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009

Unrealized gains (losses) on available for sale securities	$(281)	$1,272
Less: reclassification adjustments for realized gains (losses) and
impairment write-downs included in net income	(119)	134
Net unrealized gains (losses)	(162)	1,138
Tax effect	64	(455)
Net of tax amount	$(98)	$683

NOTE 14	– EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

(In Thousands, Except per Share Amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended December 31, 2010:
Basic earnings per share:
Net income applicable to common stockholders	$2,176	3,250	$0.67
Effect of dilutive securities:
Stock options and nonvested stock awards	-	50
Diluted earnings per share:
Net income applicable to common stockholders
and assumed conversions	$2,176	3,300	$0.66

Year Ended December 31, 2009:
Basic earnings per share:
Net loss applicable to common stockholders	$2,011	3,248	$0.62
Effect of dilutive securities:
Stock options and nonvested stock awards	-	11
Diluted earnings per share:
Net loss applicable to common stockholders
and assumed conversions	$2,011	3,259	$0.62

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 116,075 and 187,362 shares of common stock were outstanding during December 31, 2010  and 2009, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 15	– STOCK OPTION PLANS

During 2001, the stockholders approved the 2001 Stock Option Plan established to provide equity incentives to selected persons.  Options may be granted to employees, officers and directors of the Company or subsidiary.  Options granted under the Plan may be either incentive stock options or non-qualified stock options as designated at the time of grant.  The shares granted under the Plan to directors are non-qualified stock options.  As of December 31, 2010 there were 111,498 shares available for future grants under this Plan.

During 2005, the stockholders approved the 2004 Equity Incentive Plan to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the Plan may be either stock options or restricted stock and are designated at the time of grant.  Options granted under the Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2010, there were 94,393 shares available for future grants under the Plan.

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2010 and 2009 are as follows:

	2010		2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Restricted stock, beginning of year	13,975	$8.34	12,945	$12.68
Granted	95,303	4.44	9,570	4.75
Forfeited	(2,743)	5.52	(3,646)	7.96
Vested	(4,544)	9.65	(4,894)	12.73
Restricted stock, end of year	101,991	$4.71	13,975	$8.34

Total stock-based compensation related to restricted stock awards was $65 thousand and $52 thousand for the years ended December 31, 2010 and December 31, 2009, respectively.  As of December 31, 2010 and 2009, there were $420 thousand and $79 thousand, respectively, of unrecognized compensation cost related to non vested restricted stock awards which is expected to be recognized over a weighted average period of 5.2 years and 3.1 years.

Remaining unvested restricted stock grants at December 31, 2010 are expected to vest as follows:

Number of shares

2011	6,675
2012	20,970
2013	22,035
2014	17,732
2015	16,508
2016	16,508
2017	1,563
101,991

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock activity for the years ended December 31, 2010 and 2009 are as follows:

	Number of Shares
	2010	2009

Accumulated shares granted	117,379	24,819
Vested during the year	4,544	4,894

Options granted under the 2001 stock option plan and the 2004 equity incentive plan to officers and other employees and which are incentive stock options, are subject to limitations under Section 422 of the Internal Revenue Code.  The option price under each such grant shall not be less than the fair market value on the date of the grant.  No option will be granted for a term in excess of 10 years.  The Company may establish a vesting schedule that must be satisfied before the options may be exercised.  There are 48,455 options outstanding under the 2001 stock option plan and no outstanding stock options outstanding under the 2004 equity incentive plan at December 31, 2010.

During 1995, the stockholders approved a stock option plan for nonemployee directors (the Directors’ Plan) and an Incentive Stock Option Plan for employees.  These plans expired in 2005, and therefore there are no authorized shares left to be granted.  As of December 31, 2010, 67,620 options were outstanding and will expire between July 2012 and October 2014.

Stock option transactions under all plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2008	217,371	$12.34
Options expired	(1,234)	9.50
Options forfeited	(28,775)	11.93
Outstanding, December 31, 2009	187,362	12.43
Options expired	(1,234)	6.87
Options forfeited	(70,053)	12.69
Outstanding, December 31, 2010	116,075	$12.33	3.06	$-
Exercisable, December 31, 2010	116,075	$12.33	3.06	$-

The following table summarizes information about stock options outstanding at December 31, 2010:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

8.86	19,483	2.1	19,483
8.90	5,788	1.1	5,788
8.99	11,447	2.8	11,447
9.33	5,875	1.8	5,875
12.63	7,826	4.8	7,826
13.39	19,416	4.1	19,416
14.67	39,532	3.1	39,532
16.45	6,708	3.8	6,708
	116,075		116,075

There were no stock options exercised during 2010 and no intrinsic value to the stock options outstanding at December 31, 2010.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	– INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

The components of income tax expense (benefit) for the years ended December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009

Current:
Federal	$525	$(344)
State	142	(180)
	667	(524)
Deferred:
Federal	(122)	723
State	(3)	253
	(125)	976
	$542	$452

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of income for the years ended December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010		2009

Federal income tax (benefit) at statutory rate	$924	34%	$837	34%
Tax exempt interest	(382)	(14)	(410)	(17)
State income tax (benefit), net of federal income tax effect	92	3	49	2
Bank owned life insurance	(107)	(4)	(55)	(2)
Other	15	1	31	1
	$542	20%	$452	18%

The income tax provision includes $21 thousand and $54 thousand in 2010 and 2009, respectively, of income tax expense related to net gains on sales of securities.

The components of the net deferred tax asset at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$2,555	$2,195
Deferred compensation	606	602
Alternate minimum tax	110	-
Foreclosed real estate	56	356
Intangible assets	46	52
Other	122	105
Total Deferred Tax Assets	3,495	3,310
Deferred tax liabilities:
Premises and equipment	(180)	(181)
Prepaid expenses	(171)	(178)
OTTI Impairment	(68)	-
Unrealized gain on securities, available for sale	(32)	(96)
Total Deferred Tax Liabilities	(451)	(455)
Net Deferred Tax Asset	$3,044	$2,855

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17	– TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

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

The related party loan activity for the year ended December 31, 2010 is summarized as follows:

(Dollars in thousands)	2010

Balance, beginning	$3,116
Disbursements	2,716
Repayments	(1,566)
Balance, ending	$4,266

Three related parties with loan obligations totaling $861 thousand as of December 31, 2009 were no longer required to be reported as of December 31, 2010 and are included under repayments for the year ended December 31, 2010.

Certain related parties of the Company provided legal and appraisal services to the Company.  Such services rendered totaled $16 thousand and $22 thousand during 2010 and 2009, respectively.  The Company paid rent to related parties for an office location in the amount of $174 thousand in 2010 and $171 thousand in 2009.

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

A summary of the Company's financial instrument commitments at December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010	2009

Commitments to grant loans	$12,631	$8,636
Unfunded commitments under lines of credit	30,506	30,268
Outstanding standby letters of credit	2,103	2,157

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

NOTE 19	– REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $1.3 million at December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital (to risk-weighted assets)	$47,636	13.63%	$ >27,959	≥8.00%	$ >34,949	≥10.00%
Tier I capital (to risk-weighted assets)	43,242	12.37	>13,980	≥4.00	>20,969	≥6.00
Tier I capital (to average assets)	43,242	9.04	>19,140	≥4.00	>23,925	≥5.00

As of December 31, 2009
Total capital (to risk-weighted assets)	$45,019	13.17%	$ ≥27,351	≥8.00%	$ ≥34,189	≥10.00%
Tier I capital (to risk-weighted assets)	40,730	11.91	≥13,676	≥4.00	≥20,513	≥6.00
Tier I capital (to average assets)	40,730	9.07	≥17,956	≥4.00	≥22,444	≥5.00

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

At December 31, 2010, the Bank’s funds available for payment of dividends were $38.6 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2010.

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 20	– PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2010	2009

Assets:
Cash	$856	$830
Investment in subsidiary	46,677	44,385
Securities, available for sale	474	582
Loans	967	1,004
Accrued interest and other assets	705	688
Total Assets	$49,679	$47,489

Liabilities and Stockholders' Equity:
Other liabilities	$126	$75
Junior subordinated debentures	12,887	12,887
Stockholders' Equity	36,666	34,527
Total Liabilities and Stockholders’ Equity	$49,679	$47,489

STATEMENTS OF INCOME
	Year Ended December 31,
(Dollars in thousands)	2010	2009

Dividends from banking subsidiary	$-	$99
Interest and fees on loans	61	64
Interest on investments	16	26
Net realized loss on sale of securities	(3)	-
Impairment charge on equity securities	(171)	-
Interest expense on debentures	(225)	(306)
Other expenses	(181)	(152)
Loss before Income Tax Benefit and Equity in
Undistributed Net Income of Banking Subsidiary	(503)	(269)
Income tax benefit	171	125
Loss before Equity in Undistributed Net
Income of Banking Subsidiary	(332)	(144)
Equity in undistributed net income of banking subsidiary	2,121	1,768
Equity in undistributed net income of nonbanking subsidiary	387	387
Net Income	$2,176	$2,011

Index

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Dollars in thousands)	2010	2009

Cash Flows from Operating Activities:
Net Income	$2,176	$2,011
Adjustments to reconcile net income to net cash provided by
operating activities:
Net change in other assets and liabilities	19	1,009
Equity in undistributed net income of banking subsidiary	(2,508)	(2,154)
Net Cash Provided (Used) by Operating Activities	(313)	866

Cash Flows Used In Investing Activities:
Securities available for sale:
Maturities, calls and principal repayments	306	171
Net decrease in loans	37	34
Capital contribution to banking subsidiary	-	(1,124)
Net Cash Provided (Used) In Investing Activities	343	(919)

Cash Flows from Financing Activities:
Cash dividends paid, net of reinvestments	-	(99)
Purchase of treasury stock	(4)	(30)
Net Cash Used In Financing Activities	(4)	(129)

Net Increase (Decrease) in Cash and Cash Equivalents	26	(182)
Cash and Cash Equivalents - Beginning of Year	830	1,012
Cash and Cash Equivalents - End of Year	$856	$830

NOTE 21	– CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.

Index

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996.)
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 31, 1997.)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on January 28, 2009.)
3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996.)
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 15, 2005.)
10.4*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008.)
10.5*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010.)
10.6*
Employment Agreement by and between the Company, the Bank and Donald L. Kovach, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2009.)

10.8*†	Salary Continuation Agreement, dated March 15, 2000, by and between the Company and Donald L. Kovach.
10.9*†	Amendment #1 to the Salary Continuation Agreement with Donald L. Kovach dated June 11, 2002.
10.10*
Amendment #2 to the Salary Continuation Agreement with Donald L. Kovach dated January 7, 2004 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 23, 2004.)

10.11*
Amendment #3 to the Salary Continuation Agreement with Donald L. Kovach dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.)

10.12*
Employment Agreement by and between the Bank and Tammy Case dated February 20, 2008 (incorporated by reference to Exhibit 10.B to the Current Report on Form 8-K filed with the SEC on February 26, 2008.)

10.13*
Employment Agreement by and between Tri-State Insurance Agency, Inc. and George Lista dated September 1, 2006 (incorporated by reference to Exhibit 10.A to the Current Report on Form 8-K filed with the SEC on September 7, 2006.)

10.14*
Employment Agreement by and between the Company, Bank and Anthony Labozzetta dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2010.)

10.15*
Employment Agreement by and between the Company, Bank and Steven M. Fusco dated June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2010.)

21.1†	List of Subsidiaries.
23.1†	Consent of ParenteBeard LLC.
31.1†	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.