Form 10-Q
period 2011-03-31
SUSSEX BANCORP
filed 2011-05-16
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ________

Commission File Number 0-29030

SUSSEX BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Munsonhurst Rd., Franklin, NJ	07416
(Address of principal executive offices)	(Zip Code)

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
Yes ☐            No ☒

As of May 6, 2011 there were 3,367,775 shares of common stock, no par value, issued.

SUSSEX BANCORP
FORM 10-Q

1

Index

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

▪	changes to interest rates, the ability to control costs and expenses;

▪	our ability to integrate new technology into our operations;

▪	general economic conditions;

▪	the success of our efforts to diversify its revenue base by developing additional sources of non-interest income while continuing to manage its existing fee based business;

▪	the impact on us of the changing statutory and regulatory requirements; and

▪	the risks inherent in commencing operations in new markets.

Any or all of our forward-looking statements in this Report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

i

Index

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	March 31, 2011	December 31, 2010

ASSETS
Cash and due from banks	$6,401	$4,672
Interest-bearing deposits with other banks	9,120	10,077
Federal funds sold	3,000	3,000
Cash and cash equivalents	18,521	17,749

Interest bearing time deposits with other banks	600	600
Securities available for sale, at estimated fair value	80,385	89,380
Securities held to maturity, at cost (estimated fair value of $1,334
at March 31, 2011 and $1,007 at December 31, 2010)	1,333	1,000
Federal Home Loan Bank Stock, at cost	1,785	2,235

Loans receivable, net of unearned income	343,474	338,234
Less: allowance for loan losses	7,226	6,397
Net loans receivable	336,248	331,837

Foreclosed real estate	2,080	2,397
Premises and equipment, net	6,629	6,749
Accrued interest receivable	1,836	1,916
Goodwill	2,820	2,820
Bank owned life insurance	10,277	10,173
Other assets	6,378	7,168

Total Assets	$468,892	$474,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$38,893	$35,362
Interest bearing	351,338	350,605
Total deposits	390,231	385,967

Short term borrowings	-	10,000
Long term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,263	2,504
Junior subordinated debentures	12,887	12,887

Total Liabilities	431,381	437,358

Stockholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
issued shares 3,363,155 in 2011 and 3,352,346 in 2010;
outstanding shares 3,362,375 in 2011 and 3,351,566 in 2010	27,891	27,870
Treasury stock, at cost; 780 shares in 2011 and in 2010	(4)	(4)
Retained earnings	9,447	8,753
Accumulated other comprehensive income	177	47

Total Stockholders’ Equity	37,511	36,666

Total Liabilities and Stockholders’ Equity	$468,892	$474,024

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010

INTEREST INCOME
Loans receivable, including fees	$4,784	$4,680
Securities:
Taxable	365	514
Tax-exempt	292	263
Federal funds sold	1	7
Interest bearing deposits	3	2
Total Interest Income	5,445	5,466

INTEREST EXPENSE
Deposits	769	1,104
Borrowings	265	352
Junior subordinated debentures	54	53
Total Interest Expense	1,088	1,509

Net Interest Income	4,357	3,957
PROVISION FOR LOAN LOSSES	839	737
Net Interest Income after Provision for Loan Losses	3,518	3,220

OTHER INCOME
Service fees on deposit accounts	316	334
ATM and debit card fees	122	115
Bank owned life insurance	104	36
Insurance commissions and fees	615	547
Investment brokerage fees	31	60
Realized holding gains on trading securities	-	11
Gain (loss) on sale of foreclosed real estate	(11)	4
Other	68	69
Total Other Income	1,245	1,176

OTHER EXPENSES
Salaries and employee benefits	2,007	1,841
Occupancy, net	381	344
Furniture, equipment and data processing	300	299
Advertising and promotion	43	51
Professional fees	127	133
Director Fees	67	58
FDIC assessment	256	224
Insurance	56	56
Stationary and supplies	43	44
Loan collection costs	115	77
Write-down on foreclosed real estate	145	29
Expenses related to foreclosed real estate	24	28
Amortization of intangible assets	3	4
Other	293	343
Total Other Expenses	3,860	3,531

Income before Income Taxes	903	865
PROVISION FOR INCOME TAXES	209	222
Net Income	$694	$643

EARNINGS PER SHARE
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011 and 2010
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders’
(Dollars in thousands, except per share data)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance at December 31, 2009	3,259,786	$27,805	$6,577	$145	$-	$34,527
Comprehensive income:
Net income	-	-	643	-	-	643
Change in unrealized gains on securities available
for sale, net of tax	-	-	-	134		134
Total Comprehensive Income						777

Restricted stock granted	57,762	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	16	-	-	-	16

Balance at March 31, 2010	3,317,548	$27,821	$7,220	$279	$-	$35,320

Balance at December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Comprehensive income:
Net income	-	-	694	-	-	694
Change in unrealized gains on securities available
for sale, net of tax	-	-	-	130	-	130
Total Comprehensive Income						824

Restricted stock granted	11,850	-	-	-	-	-
Restricted stock forfeited	(1,041)	-	-	-	-	-
Compensation expense related to stock option and
restricted stock grants	-	21	-	-	-	21

Balance at March 31, 2011	3,362,375	$27,891	$9,447	$177	$(4)	$37,511

See Notes to Unaudited Consolidated Financial Statements

Index

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$694	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	839	737
Provision for depreciation and amortization	153	166
Net change in trading securities	-	382
Net amortization of securities premiums and discounts	222	31
Net realized (gain) loss on sale of foreclosed real estate	11	(4)
Provision for foreclosed real estate	145	29
Earnings on bank owned life insurance	(104)	(36)
Compensation expense for stock options and stock awards	21	16
Decrease in assets:
Accrued interest receivable	80	86
Other assets	701	402
Increase (decrease) in accrued interest payable and other liabilities	(241)	146

Net Cash Provided by Operating Activities	2,521	2,598

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3)	(10,002)
Maturities, calls and principal repayments	8,992	7,749
Securities held to maturity:
Purchases	(333)	-
Net (increase) decrease in loans	(5,250)	2,492
Purchases of interest bearing time deposits	-	(500)
Proceeds from the sale of foreclosed real estate	161	166
Purchases of bank premises and equipment	(30)	(164)
Decrease in FHLB stock	450	-

Net Cash (Used in) Provided by Investing Activities	3,987	(259)

Cash Flows from Financing Activities
Net increase in deposits	4,264	15,996
Repayments of borrowings	(10,000)	(15)

Net Cash (Used in) Provided by Financing Activities	(5,736)	15,981

Net Increase in Cash and Cash Equivalents	772	18,320

Cash and Cash Equivalents - Beginning	17,749	23,079
Cash and Cash Equivalents - Ending	$18,521	$41,399

Supplementary Cash Flows Information

Interest paid	$1,107	$1,549

Income taxes paid	$7	$25

Supplementary Schedule of Noncash Investing and Financing Activities

Foreclosed real estate acquired in settlement of loans	$-	$677

See Notes to Unaudited Consolidated Financial Statements

Index

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us” or “our”) and its wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey. Tri-State’s operations are considered a separate segment for financial disclosure purposes. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.

 The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank's deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This issuance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in ASU 2010-20 apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 3.

In April 2011, FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This issuance clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in ASU 2011-02 are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also

Index

disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

Note 2 – Securities
The amortized cost and approximate fair value of securities available for sale and held to maturity as of March 31, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011
Available for sale securities:
U.S. government agencies	$15,358	$59	$(30)	$15,387
State and political subdivisions	28,965	170	(517)	28,618
Mortgage-backed securities:
U.S. government-sponsored enterprises	29,938	749	(39)	30,648
Private mortgage-backed securities	4,188	219	-	4,407
Equity securities-financial services industry and other	1,641	9	(325)	1,325
	80,090	1,206	(911)	80,385
Held to maturity securities:
State and political subdivisions	1,333	3	(2)	1,334

Total securities	$81,423	$1,209	$(913)	$81,719

December 31, 2010
Available for sale securities:
U.S. government agencies	$21,158	$78	$(47)	$21,189
State and political subdivisions	29,353	97	(715)	28,735
Mortgage-backed securities:
U.S. government-sponsored enterprises	32,560	747	(21)	33,286
Private mortgage-backed securities	4,592	215	-	4,807
Equity securities-financial services industry and other	1,638	9	(284)	1,363
	89,301	1,146	(1,067)	89,380
Held to maturity securities:
State and political subdivisions	1,000	7	-	1,007

Total securities	$90,301	$1,153	$(1,067)	$90,387

The amortized cost and fair value of securities at March 31, 2011 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$6,435	$6,456	$333	$334
Due after one year through five years	10,288	10,262	-	-
Due after five years through ten years	197	200	-	-
Due after ten years	27,403	27,087	1,000	1,000
Total bonds and obligations	44,323	44,005	1,333	1,334
Mortgage-backed securities:
US government-sponsored enterprises	29,938	30,648	-	-
Private mortgage-backed securities	4,188	4,407	-	-
Equity securities-financial services industry and other	1,641	1,325	-	-
Total securities	$80,090	$80,385	$1,333	$1,334

Index

Temporarily Impaired Securities and Other-Than-Temporary Impairment
The following table shows the gross unrealized losses and fair value for securities in our portfolio that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2011
Available for sale securities:
U.S. government agencies	$2,970	$(30)	-	-	$2,970	$(30)
State and political subdivisions	12,014	(354)	$1,044	$(163)	13,058	(517)
Mortgage-backed securities:
U.S. government-sponsored enterprises	7,307	(39)	-	-	7,307	(39)
Private mortgage-backed securities	-	-	-	-	-	-
Equity securities-financial services industry and other	794	(66)	422	(259)	1,216	(325)
	23,085	(489)	1,466	(422)	24,551	(911)
Held to maturity securities:
State and political subdivisions	498	(2)	-	-	498	(2)

Total temporarily impaired securities	$23,583	$(491)	$1,466	$(422)	$25,049	$(913)

December 31, 2010
Available for sale securities:
U.S. government agencies	$6,962	$(47)	-	-	$6,962	$(47)
State and political subdivisions	18,006	(578)	$1,071	$(137)	19,077	(715)
Mortgage-backed securities:
U.S. government-sponsored enterprises	4,536	(21)	-	-	4,536	(21)
Private mortgage-backed securities	-	-	-	-	-	-
Equity securities-financial services industry and other	820	(50)	445	(234)	1,265	(284)
	30,324	(696)	1,516	(371)	31,840	(1,067)
Held to maturity securities:
State and political subdivisions	-	-	-	-	-	-

Total temporarily impaired securities	$30,324	$(696)	$1,516	$(371)	$31,840	$(1,067)

Available for sale securities
As of March 31, 2011, we reviewed our investment portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.

At March 31, 2011, the decline in market value and the unrealized losses for the our state and political subdivisions investment portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At March 31, 2011, there were thirty securities that had an unrealized loss. These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of our state and political subdivision securities at March 31, 2011 were deemed to be other than temporarily impaired.

Index

At March 31, 2011, the decline in market value and the unrealized losses for our mortgaged-backed securities that are backed by U.S. government-sponsored enterprises were caused by changes in interest rates and spreads and were not the result of credit quality. At March 31, 2011, there were three securities that had an unrealized loss. The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality. As of March 31, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of our mortgaged-backed securities at March 31, 2011 were deemed to be other than temporarily impaired.

Our investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services and insurance industries. These securities, other than the mutual fund, which had a fair value of $784 thousand at March 31, 2011, have been adversely impacted by the effects of the current economic environment on the financial services and insurance industries. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011. At March 31, 2011, there were eight securities that had an unrealized loss. We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

During the second quarter of 2010, we recognized $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 2010. The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost before its termination date. The fund was comprised of common stocks of bank holding companies. During the third quarter of 2010, management decided to execute a redemption in kind provision for this investment prior to the termination date of October 22, 2010. We received its pro-rata share of the underlying bank securities. We received seventeen different equity securities totaling $76 thousand. In October of 2010 the securities which then were recorded at market value resulted in an additional $3 thousand pre-tax charge related to the exchange. As of March 31, 2011, the current market value of these equities securities was $81 thousand and three remain in an unrealized loss position.

Held to maturity securities
At March 31, 2011, the decline in market value and the unrealized losses for the our state and political subdivisions investment portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At March 31, 2011, there was one security that had an unrealized loss. These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of our state and political subdivision securities at March 31, 2011 were deemed to be other than temporarily impaired.

Note 3 – Loans

The composition of net loans receivable at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Commercial and industrial loans	$15,203	$15,045
Construction	20,745	20,862
Commercial real estate	207,747	204,407
Residential real estate	98,615	96,659
Consumer and other	1,305	1,395
	343,615	338,368
Unearned net loan origination fees	(141)	(134)
Allowance for loan losses	(7,226)	(6,397)
Net loans receivable	$336,248	$331,837

Index

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	Commercial		Commercial	Residential
(Dollars in thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Unallocated	Total
March 31, 2011
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	-	-	(1)	(12)	(12)	-	(25)
Recoveries	1	-	7	-	7	-	15
Provision	11	164	187	46	3	428	839
Ending balance	$448	$1,347	$3,953	$832	$54	$592	$7,226

March 31, 2010
Beginning balance	$379	$1,387	$3,283	$323	$76	$48	$5,496
Charge-offs	(9)	-	-	-	(19)	-	(28)
Recoveries	13	-	1	-	6	-	20
Provision	5	327	411	40	-	(46)	737
Ending balance	$388	$1,714	$3,395	$363	$63	$2	$6,225

An age analysis of loans receivable which are past due as of March 31, 2011 and December 31, 2010 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

March 31, 2011
Commercial and industrial	$210	$21	$103	$334	$14,869	$15,203	$25
Construction	-	-	6,503	6,503	14,242	20,745	-
Commercial real estate	1,645	3,312	17,333	22,290	185,457	207,747	77
Residential real estate	1,866	631	1,283	3,780	94,835	98,615	34
Consumer and other	1	25	-	26	1,279	1,305	-
Total	$3,722	$3,989	$25,222	$32,933	$310,682	$343,615	$136

December 31, 2010
Commercial and industrial	$182	$229	$98	$509	$14,536	$15,045	$20
Construction	-	-	6,430	6,430	14,432	20,862	-
Commercial real estate	2,316	3,946	14,959	21,221	183,186	204,407	29
Residential real estate	3,029	-	1,244	4,273	92,386	96,659	-
Consumer and other	3	16	-	19	1,376	1,395	-
Total	$5,530	$4,191	$22,731	$32,452	$305,916	$338,368	$49
(a)	Includes loans greater than 90 days past due and still accruing.

Loans which the accrual of interest has been discontinued at March 31, 2011 and December 31, 2010 were:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Commercial and industrial	$78	$78
Construction	6,503	6,430
Commercial real estate	17,256	14,930
Residential real estate	1,249	1,244
Consumer and other	-	-
Total	$25,086	$22,682

Index

The following table presents the balance in the allowance of loan losses at March 31, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

March 31, 2011
Commercial and industrial	$448	$54	$394	$15,203	$78	$15,125
Construction	1,347	760	587	20,745	6,503	14,242
Commercial real estate	3,953	1,003	2,950	207,747	18,571	189,176
Residential real estate	832	216	616	98,615	1,249	97,366
Consumer and other loans	54	1	53	1,305	1	1,304
Unallocated	592	-	-	-	-	-
Total	$7,226	$2,034	$4,600	$343,615	$26,402	$317,213

December 31, 2010
Commercial and industrial	$436	$54	$382	$15,045	$78	$14,967
Construction	1,183	610	573	20,862	6,636	14,226
Commercial real estate	3,760	493	3,267	204,407	15,514	188,893
Residential real estate	798	233	565	96,659	1,244	95,415
Consumer and other loans	56	-	56	1,395	-	1,395
Unallocated	164	-	-	-	-	-
Total	$6,397	$1,390	$4,843	$338,368	$23,472	$314,896

In determining the adequacy of the allowance for loan losses, we estimate losses based on the identification of specific problem loans through its credit review process and also estimates losses inherent in other loans on an aggregate basis by loan type. The credit review process includes the independent evaluation of the loan officer assigned risk ratings by the Chief Credit Officer and a third party loan review company. Such risk ratings are assigned loss component factors that reflect our loss estimate for each group of loans. It is management’s and the Board of Directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms, and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system. Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status and other information; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

Our risk-rating system as defined below is consistent with the system used by regulatory agencies and consistent with industry practices. Loans rated Substandard, Doubtful or Loss is consistent with the regulatory definitions of classified assets.

Pass: This category represents loans performing to contractual terms and conditions and the primary source of repayment is adequate to meet the obligation. We have five categories within the Pass classification depending on strength of repayment sources, collateral values and financial condition of the borrower.

Special Mention: This category represents loans performing to contractual terms and conditions; however the primary source of repayment or the borrower is exhibiting some deterioration or weaknesses in financial condition that could potentially threaten the borrowers’ future ability to repay our loan principal and interest or fees due.

Substandard: This category represents loans where the primary source of repayment has significantly deteriorated or weakened which has or could threaten the borrowers’ ability to make scheduled payments. The weaknesses require close supervision by our management and there is a distinct possibility that we could

Index

sustain some loss if the deficiencies are not corrected. Such weaknesses could jeopardize the timely and ultimate collection of our loan principal and interest or fees due. Loss may not be expected or evident, however, loan repayment is inadequately supported by current financial information or pledged collateral.

Doubtful: Loans so classified have all the inherent weaknesses of a substandard loan with the added provision that collection or liquidation in full is highly questionable and not reasonably assured. The probability of at least partial loss is high, but extraneous factors might strengthen the asset to prevent loss. The validity of the extraneous factors is continuously monitored. Once these factors are questionable the loan will be considered for a downgrade and a full or partial charge-off.

Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our credit risk profile by creditworthiness category as of March 31, 2011 and December 31, 2010:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011
Commercial and industrial	$13,899	$1,226	$55	$23	$15,203
Construction	10,734	2,498	7,513	-	20,745
Commercial real estate	165,342	18,946	23,459	-	207,747
Residential real estate	94,799	2,121	1,695	-	98,615
Consumer and other	1,294	-	11	-	1,305

	$286,068	$24,791	$32,733	$23	$343,615

December 31, 2010
Commercial and industrial	$14,268	$679	$75	$23	$15,045
Construction	10,669	2,753	7,440	-	20,862
Commercial real estate	162,147	19,880	21,920	460	204,407
Residential real estate	93,884	1,083	1,681	11	96,659
Consumer and other	1,382	-	13	-	1,395

	$282,350	$24,395	$31,129	$494	$338,368

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection. The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. We recognize income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, we will record all payments as a reduction of principal on such loans.

Index

The following table reflects our impaired loans as of March 31, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2011
With no related allowance recorded:
Commercial and industrial	-	-	-	$20	-
Construction	$3,435	$5,779	-	3,367	$1
Commercial real estate	6,670	7,074	-	8,792	36
Residential real estate	733	583	-	719	5
Consumer and other	-	-	-	16	-

With an allowance recorded:
Commercial and industrial	78	78	$54	74	-
Construction	3,068	3,103	760	2,411	-
Commercial real estate	11,901	12,734	1,003	9,874	43
Residential real estate	516	668	216	530	-
Consumer and other	1	1	1	-	-

Total:
Commercial and industrial	78	78	54	94	-
Construction	6,503	8,882	760	5,778	1
Commercial real estate	18,571	19,808	1,003	18,666	79
Residential real estate	1,249	1,251	216	1,249	5
Consumer and other	1	1	1	16	-
	$26,402	$30,020	$2,034	$25,803	$85

December 31, 2010
With no related allowance recorded:
Commercial and industrial	-	-	-	$188	-
Construction	$3,230	$3,535	-	2,885	$38
Commercial real estate	4,863	5,284	-	8,122	118
Residential real estate	560	560	-	849	7
Consumer and other	-	-	-	9	-

With an allowance recorded:
Commercial and industrial	78	78	$54	71	-
Construction	3,406	5,481	610	2,568	-
Commercial real estate	10,651	11,453	493	10,379	299
Residential real estate	684	684	233	449	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	78	78	54	259	-
Construction	6,636	9,016	610	5,453	38
Commercial real estate	15,514	16,737	493	18,501	417
Residential real estate	1,244	1,244	233	1,298	8
Consumer and other	-	-	-	9	-
	$23,472	$27,075	$1,390	$25,519	$463

Index

Note 4 – Earnings per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares (nonvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by us. Potential common shares related to stock options are determined using the treasury stock method.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Net income	$694	3,254	$0.21	$643	3,248	$0.20
Effect of dilutive securities:
Stock options	-	64		-	42
Diluted earnings per share:
Net income and assumed conversions	$694	3,318	$0.21	$643	3,290	$0.20

Note 5 – Comprehensive Income
The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010

Unrealized holding gain on available for sale securities	$217	$223
Reclassification adjustments for net gains (losses) included in net income	-	-
Net unrealized gain	217	223
Tax effect	(87)	(89)
Other comprehensive income, net of tax	$130	$134

Note 6 – Segment Information
Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total

Net interest income from external sources	$4,357	$-	$4,357	$3,957	$-	$3,957
Other income from external sources	630	615	1,245	629	547	1,176
Depreciation and amortization	150	3	153	163	3	166
Income before income taxes	793	110	903	850	15	865
Income tax expense (1)	165	44	209	216	6	222
Total assets	466,029	2,863	468,892	468,757	3,004	471,761

(1) Insurance services calculated at statutory tax rate of 40%

Note 7 - Stock-Based Compensation
We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors. Under the terms of these plans the Company may grant restricted shares and stock options for the purchase of our common stock. The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors. Our standard stock option grants have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted. Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and seven years. All dividends paid on restricted stock, whether vested or unvested, are granted to the stockholder.

Index

Information regarding our stock option plans as of March 31, 2011 was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate Intrinsic
	Shares	Price Per Share	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	116,075	$12.33
Options exercised	-	-
Options forfeited	-	-
Options outstanding, end of quarter	116,075	$12.33	2.79	$-
Options exercisable, end of quarter	116,075	$12.33	2.79	$-
Option price range at end of quarter	$8.86 to $16.45
Option price range for exercisable shares	$8.86 to $16.45

During the first three months of 2011 and 2010, we expensed $47 thousand and $42 thousand, respectively, in stock-based compensation under restricted stock awards. Information regarding our restricted stock activity as of March 31, 2011 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	101,991	$4.71
Granted	11,850	6.25
Forfeited	(1,041)	4.80
Vested	(4,875)	6.88
Restricted stock, end of quarter	107,925	$4.90

At March 31, 2011, unrecognized compensation expense for non-vested restricted stock was $469 thousand, which is expected to be recognized over an average period of 4.9 years.

Note 8 - Guarantees
We do not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We, generally, hold collateral and/or personal guarantees supporting these commitments. We had $2.2 million of undrawn standby letters of credit outstanding as of March 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

Note 9 - Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of our consolidated financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

Index

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2011:
U.S. government agencies	$15,387	-	$15,387	-
State and political subdivisions	28,618	-	28,618	-
Mortgage-backed securities
U.S. government-sponsored enterprises	30,648	-	30,648	-
Private mortgage-backed securities	4,407	-	4,407	-
Equity securities-financial services industry and other	1,325	$1,177	148	-

December 31, 2010:
U.S. government agencies	$21,189	-	$21,189	-
State and political subdivisions	28,735	-	28,735	-
Mortgage-backed securities
U.S. government-sponsored enterprises	33,286	-	33,286	-
Private mortgage-backed securities	4,807	-	4,807	-
Equity securities-financial services industry and other	1,363	$1,213	150	-

On June 1, 2010, we transferred all trading securities, which amounted to $2.2 million, to available for sale at fair value. All trading securities at March 31, 2010 were mortgage-backed securities. Our trading securities and available for sale securities portfolios contain investments which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were no trading securities held during 2011. There were holding gains on trading securities recorded on the income statement of $11 thousand for the three months ended March 31, 2010.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant	Significant
	Fair	Active Markets	Other Observable	Unobservable
	Value	for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2011:
Impaired loans	$13,688	-	-	$13,688
Foreclosed real estate	1,691	-	-	1,691

December 31, 2010:
Impaired loans	$13,430	-	-	$13,430
Foreclosed real estate	2,007	-	-	2,007

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2011 and December 31, 2010:

Index

Cash and Cash Equivalents (Carried at Cost): The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

Time Deposits with Other Banks (Carried at Cost): Fair value for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. We generally purchase amounts below the insured limit, limiting the amount of credit risk on these time deposits.

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan, in which we have measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Off-Balance Sheet Instruments (Disclosed at Cost): Fair values for our off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Index

The following information is an estimate of the fair value of a limited portion of our assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.

The estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$18,521	$18,521	$17,749	$17,749
Time deposits with other banks	600	600	600	600
Securities available for sale	80,385	80,385	89,380	89,380
Securities held to maturity	1,333	1,334	1,000	1,007
Federal Home Loan Bank stock	1,785	1,785	2,235	2,235
Loans receivable, net of allowance	336,248	338,690	331,837	334,762
Accrued interest receivable	1,836	1,836	1,916	1,916

Financial liabilities:
Deposits	390,231	390,987	385,957	386,935
Borrowings	26,000	27,940	36,000	38,168
Junior subordinated debentures	12,887	8,658	12,887	8,647
Accrued interest payable	250	250	269	269

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

Index

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY
We are a community-oriented financial institution serving the northern New Jersey, northeastern Pennsylvania and Orange County, New York marketplace. While offering traditional community bank loan and deposit products and services, we obtain non-interest income through our insurance brokerage operations, Tri-State Insurance Agency, Inc., (“Tri-State”) and the sale of non-deposit products. We report the operations of Tri-State as a separate segment from our commercial banking operations.

We continue to focus on strengthening our core operating performance by improving our net interest income and margin by closely monitoring our yield on earning assets and adjusting the rates offered on deposit products. The economic downturn continues to impact our level of nonperforming assets and in turn has increased our provision for loan losses. We have been focused on building for the future and strengthening our core operating results within a risk management framework.

CRITICAL ACCOUNTING POLICIES
Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the critical accounting policies relating to the allowance for loan losses, stock-based compensation, income taxes, goodwill and other intangible assets, and investment securities impairment evaluation, encompass the most significant judgments and estimates used in preparation of our consolidated financial statements. These estimates, judgments and policies were unchanged from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Overview - We realized net income of $694 thousand for the first quarter of 2011, an increase of $51 thousand, or 7.9%, from net income of $643 thousand reported for the same period in 2010. Basic and diluted earnings per share for the three months ended March 31, 2011 were $0.21 compared to the basic and diluted earnings per share of $0.20 for the comparable period of 2010. The increase in net income reflects a $400 thousand increase in net interest income, a $69 thousand increase in non-interest income, offset by a $102 thousand increase in the provision for loan losses and a $329 thousand increase in non-interest expenses. The increase in net interest income is mostly due to a $421 thousand, or 27.9%, decrease in interest expense to $1.1 million from $1.5 million one year earlier. The increase in non-interest expense was largely due to an increase in write-downs on foreclosed real estate and higher salary and employee benefit expenses.

Net income before taxes for our Tri-State segment increased $95 thousand resulting in a net income before taxes of $110 thousand in the first quarter of 2011 compared to net income before taxes of $15 thousand in the same period in 2010. This increase was the combination of insurance commission and fee income increasing $68 thousand and other expenses decreasing $27 thousand between the two first quarter periods.

Index

Comparative Average Balances and Average Interest Rates
The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets:
Securities:
Tax exempt (3)	$30,023	$441	5.96%	$26,817	$394	5.96%
Taxable	59,427	365	2.49%	48,949	514	4.26%
Total securities	89,450	806	3.66%	75,766	908	4.86%
Total loans receivable (4)	341,682	4,784	5.68%	330,709	4,680	5.74%
Other interest-earning assets	11,485	4	0.15%	25,656	9	0.14%
Total earning assets	442,617	5,594	5.13%	432,131	5,597	5.25%

Non-interest earning assets	36,429			37,836
Allowance for loan losses	(6,813)			(5,806)
Total assets	$472,233			$464,161

Sources of Funds:
Interest bearing deposits:
NOW	$80,689	114	0.57%	$61,623	143	0.94%
Money market	13,410	19	0.56%	12,435	24	0.78%
Savings	170,601	297	0.71%	167,545	494	1.20%
Time	90,024	339	1.53%	103,096	443	1.74%
Total interest bearing deposits	354,724	769	0.88%	344,699	1,104	1.30%
Borrowed funds	28,604	265	3.70%	33,081	352	4.25%
Junior subordinated debentures	12,887	54	1.69%	12,887	53	1.64%
Total interest bearing liabilities	396,215	1,088	1.11%	390,667	1,509	1.57%

Non-interest bearing liabilities:
Demand deposits	36,810			36,840
Other liabilities	2,293			1,706
Total non-interest bearing liabilities	39,103			38,546
Stockholders’ equity	36,915			34,948
Total liabilities and stockholders’ Equity	$472,233			$464,161

Net interest income and margin (5)		$4,506	4.13%		$4,088	3.84%

(1)	Includes loan fee income
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

Net interest income, on a fully taxable equivalent basis (a 39% tax rate), increased $418 thousand, or 10.3%, to $4.5 million for the three months ended March 31, 2011 from $4.1 million for the first quarter of 2010. The increase was due to the cost on our interest bearing liabilities declining faster then the yield on interest earning assets, leading to a 29 basis point increase in the net interest margin, on a fully taxable equivalent basis, to 4.13% for the three months ended March 31, 2011, compared to 3.84% for the same period in 2010. This improvement reflects a 12 basis points decrease in the yield on total earning assets to 5.13%, which was in part offset by a 46 basis points decline in the cost of total interest bearing liabilities to 1.11% for the three month period ended March 31, 2011 as compared to the same period a year earlier. The decrease in yield on earning assets is mainly reflected in the decrease in market rates of interest in the securities portfolio, which fell 120 basis points to 3.66% in the first quarter of 2011 compared to 4.86% in the first quarter of 2010. The decrease in cost of interest bearing liabilities is related to management actively reducing the rates paid on interest bearing core deposits and the repricing of time deposits in a lower market rate environment between the two first quarter periods.

Index

The increase in net interest income for the three months ended March 31, 2011 was also the result of interest earning assets growing $10.5 million, or 2.4%, to $442.6 million, and outpacing the growth of interest bearing liabilities, which increased $5.5 million, or 1.4%, to $396.2 million in the first quarter of 2011, as compared to the same period in 2010.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $3 thousand for the current three month period from the prior year period. Interest earned on securities and other interest-earning assets declined $102 thousand and $5 thousand, respectively, as interest income on loans receivable increased $104 thousand.

Total interest income on securities, on a fully taxable equivalent basis, decreased $102 thousand, to $806 thousand for the quarter ended March 31, 2011 from $908 thousand for the first quarter of 2010. This decline was driven by a 120 basis point decrease in the yield on securities from 4.86% to 3.66% between the two first quarter periods, as the average balances of total securities increased $13.7 million, or 18.1% between the two same periods. The increase in the average balance in the securities portfolio reflects a $10.5 million increase in taxable securities and a $3.2 million increase in tax-exempt securities. The yield on tax-exempt securities remained unchanged at 5.96%, while the yield on taxable securities declined 177 basis points between the two first quarter periods ended March 31, 2011 and 2010.

The interest earned on total loans receivable increased $104 thousand to $4.8 million for the first quarter of 2011 from $4.7 million for the first quarter in 2010, while the average balance in loans receivable increased $11.0 million, or 3.3%, to $341.7 million in the current three month period from $330.7 million in the same period of 2010. The average rate earned on loans decreased 6 basis points from 5.74% for the three months ended March 31, 2010 to 5.68% for the same period in 2011. The increase in our loan portfolio average balance reflects our continuing efforts to build market share and remain a source of credit for businesses in our communities. The decrease in yield is mostly related to lower market rates.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. The average balances in other interest-earning assets decreased $14.2 million, or 55.2%, to $11.5 million in the first quarter of 2011 from $25.7 million during the first quarter a year earlier. The decreases in the average balance in interest bearing deposits were used to fund the growth in the securities and loan portfolios. The yield on other interest-earning assets improved 1 basis point to 0.15% in the first quarter of 2011 from 0.14% during the same period a year earlier, as the interest earned decreased $5 thousand to $4 thousand in the first quarter of 2011.

Interest Expense - Our interest expense for the three months ended March 31, 2011 decreased $421 thousand to $1.1 million from $1.5 million for the same period in 2010, as the balance in average interest-bearing liabilities increased $5.5 million, or 1.4%, to $396.2 million from $390.7 million in the year ago period. The average rate paid on total interest-bearing liabilities has decreased by 46 basis points from 1.57% for the three months ended March 31, 2010 to 1.11% for the same period in 2011. The decrease in rates on deposit products reflects a lower market rate environment between the two first quarter periods.

Interest expense on deposits declined $335 thousand, or 30.4%, for the quarter ended March 31, 2011, as compared to the same period last year. The major component of the decline was attributed to the lowering of savings deposits rates of interest, which resulted in a decrease in interest expense on savings deposits of $197 thousand, or 39.8%, for the quarter ended March 31, 2011 as compared to the same period last year. Our average core deposit base, which includes demand, NOW, savings and money market accounts, increased $23.1 million, or 8.3%, from the first quarter of 2010 to the same quarter in 2011, and at March 31, 2011 represents 76.8% of total deposits.

First quarter 2011 average NOW account balances increased $19.1 million, to $80.7 million, from $61.6 million for the same period in 2010, largely due to a $17.4 million increase in public funds, as the yield on NOW accounts decreased 37 basis points to 0.57% from 0.94% between the three month periods ending March 31, 2011 and 2010, respectively. The result was a decrease of $29 thousand, or 20.6%, in NOW deposit interest expense to $114 thousand for the first quarter of 2011 from $143 thousand a year earlier.

In addition to the average balance in NOW accounts increasing, the average balance in savings deposits increased $3.1 million to $170.6 million in the first quarter of 2011, compared to $167.5 million for the same period in 2010. The related interest expense on savings deposits decreased $197 thousand to $297 thousand in the first quarter of 2011, as the average rate paid on savings deposits decreased 49 basis points from 1.20% for the three months ended March 31, 2010 to 0.71% for the same period in 2011.

Money market average balances increased $975 thousand, or 7.8%, to $13.4 million for the three month period ended March 31, 2011 from $12.4 million one year earlier, as the yield on money market accounts declined 22 basis points

Index

from 0.78% to 0.56% during the two first quarter periods.

Time deposits average balances decreased $13.1 million between the first quarter of 2010 and the same period in 2011 to $90.0 million, and the yield fell 21 basis points to 1.53% from 1.74%.

For the quarters ended March 31, 2011 and 2010, our average borrowed funds decreased $4.5 million to $28.6 million. The balance at March 31, 2011 consisted of five convertible notes totaling $26.0 million. The average rate paid on total borrowed funds was 4.03%. We also had an average of $2.6 million in short term borrowings outstanding during the first quarter of 2011 compared to no short term borrowing in the first three months of 2010. The average rate paid on the short term borrowings in 2011 was 0.44% which resulted in $3 thousand in interest expense.

We had an average balance of $12.9 million in junior subordinated debentures outstanding during the first quarters of 2010 and 2010. The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR. The average rate paid on the debentures increased 5 basis points from 1.64% for the three months ended March 31, 2010 to 1.69% for the same period in 2011, as the average LIBOR rate increased 6 basis points between the two first quarter periods.

Provision for Loan Losses - The loan loss provision for the first quarter of 2011 increased $102 thousand to $839 thousand compared to a provision of $737 thousand in the first quarter of 2010. The higher provision during the first quarter of 2011 was related to a $2.1 million increase in non-performing loans as compared to the first quarter of 2010. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased $69 thousand, or 5.9%, to $1.2 million for the three months ended March 31, 2011 compared to the same period in 2010.

The increase in non-interest income between the first quarter of 2011 and 2010 was mostly attributed to a $68 thousand increase in insurance commission income from Tri-State, to $615 thousand, as contingency income received in the first quarter of 2011 exceeded prior year contingency income. Income earned on bank owned life insurance also increased $68 thousand, to $104 thousand between the two first quarter periods, from the purchase of an additional $6.5 million in life insurance policies during the second quarter of 2010. Offsetting these increases, investment brokerage fees decreased $29 thousand, to $31 thousand, and service fees on deposit accounts decreased $18 thousand, to $316 thousand, in the first quarter ended March 31, 2011 compared to the same period one year earlier. There was an $11 thousand loss on the sale of foreclosed real estate in the first quarter of 2011 compared to a $4 thousand gain on the sale of foreclosed real estate in the first quarter of 2010.

Non-Interest Expense – Total non-interest expense increased $329 thousand, or 9.3%, to $3.9 million in the first quarter of 2011 from $3.5 million in the same quarter a year earlier. The increase in non-interest expenses was largely due to $116 thousand in additional write-downs on foreclosed real estate related to two properties and a $166 thousand increase in salary and employee benefits. The increase in salary and employee benefits was mostly attributed to an increase in employer 401(k) expenses due to the reinstatement of our contribution in the second half of 2010. In addition, in the first quarter of 2010 there was a non-recurring $16 thousand 401(k) forfeiture benefit. FDIC insurance assessments also increased $32 thousand to $256 thousand in the first quarter of 2011 from $224 thousand one year earlier.

The above listed increases were partially offset by a $50 thousand decrease in other non-interest expenses largely attributed to a decrease in loan origination costs and a reduction of $8 thousand in advertising and promotion expenses between the two first quarter periods.

Income Taxes - our income tax expense, which includes both federal and state taxes, was $209 thousand for the three months ended March 31, 2011 compared to an income tax expense of $222 thousand for the first quarter of 2010. This $13 thousand decrease in income taxes in the first quarter of 2011, as compared to the same period in 2010, is largely the result of the income tax benefit on tax-exempt securities and bank-owned life insurance policies. The effective tax rates were 23.1% and 25.7% for March 31, 2011 and March 31, 2010, respectively.

Index

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2011 TO DECEMBER 31, 2010
At March 31, 2011, our total assets were $468.9 million, a decrease of $5.1 million, or 1.1%, as compared to total assets of $474.0 million at December 31, 2010. The decrease in assets was largely driven by the repayment of a $10.0 million short term advance, offset by growth in deposits of $4.3 million. Our total deposits increased 1.1% to $390.2 million at March 31, 2011 from $386.0 million at December 31, 2010. The growth in core deposits (non-interest bearing deposits, NOW, savings and money market accounts) was $6.0 million, offset by a decline in time deposits of $1.8 million, at March 31, 2011, as compared to December 31, 2010. Non-interest bearing deposits increased $3.5 million, or 10.0%, at March 31, 2011 to $38.9 million from $35.4 million at December 31, 2010.

Cash and Cash Equivalents - Our cash and cash equivalents increased by $772 thousand at March 31, 2011 to $18.5 million, or 3.9% of total assets, from $17.7 million, or 3.7% of total assets, at December 31, 2010.

Securities Portfolio - At March 31, 2011, total investment securities were $84.1 million compared to $93.2 million at December 31, 2010. Available-for-sale securities were $80.4 million at March 31, 2011 compared to $89.4 million at December 31, 2010. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The decrease in the first quarter of available-for-sale securities compared with the year ended December 31, 2010 is due to the maturities, calls and principal repayments of $9.0 million of securities in the first quarter of 2011.

Held-to-maturity securities totaled $1.3 million at March 31, 2011 compared to $1.0 million at December 31, 2010 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $1.8 million at March 31, 2011, compared to $2.2 million at December 31, 2010 and consisted primarily of FHLB stock. The decrease of $450 thousand, or 20.1%, from March 31, 2011 to December 31, 2010 was a result of the FHLB stock redemptions due to reductions in borrowings between the two periods. We also have $600 thousand in time deposits with other financial institutions at March 31, 2011 and December 31, 2010.

Net unrealized gains were $296 thousand and $86 thousand at March 31, 2011 and December 31, 2010, respectively. The improvement in the fair value of the investment securities is driven by state and political subdivisions.

Gross unrealized losses improved by $154 thousand to $913 thousand at March 31, 2011, as compared to $1.1 million at December 31, 2010. The improvement in gross unrealized losses was largely attributed higher fair values of state and political subdivisions.

We conduct a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”). Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 - Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates. All of our debt and equity securities have been evaluated for other-than-temporary impairment as of March 31, 2011 and we do not consider any security OTTI. We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses. Based on that evaluation, we did not intend to the sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Our equity portfolio, which amounted to a fair value of $1.3 million, is comprised primarily of investments in other banks, an equity fund and a tax exempt mutual fund. During the second quarter of 2010, we recognized $171 thousand pre-tax non-cash OTTI charge related to an equity portfolio fund of common stocks in bank holding companies that had an amortized cost of $250 thousand. We continue to closely monitor the performance of our equity securities that we own, as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. We held no high-risk securities or derivatives at March 31, 2011 or December 31, 2010.

Loans - The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, at March 31, 2011 increased $5.2 million to $343.5 million from $338.2 million at year-end 2010, as new loan originations exceeded payments, charge-offs and maturities. Loans secured by commercial real estate increased $3.3 million to $207.7 million and residential real estate loans increased $2.0 million to $98.6 million at March 31, 2011 as compared to December 31, 2010. Approximately 95% of our loan portfolio is secured by real estate and less than 5% of the loan portfolio is commercial and industrial based loans. We do not originate sub-prime or unconventional one to four family real estate loans.

Index

The following table summarizes the composition of our loan portfolio by type as of:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Commercial and industrial	$15,203	$15,045
Construction	20,745	20,862
Commercial real estate	207,747	204,407
Residential real estate	98,615	96,659
Consumer and other loans	1,305	1,395
Total gross loans	$343,615	$338,368

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, renegotiated loans and foreclosed real estate, increased by $2.1 million to $28.5 million at March 31, 2011 from $26.4 million at year end 2010. Our non-accrual loans increased $2.4 million to $25.1 million at March 31, 2011 from $22.7 million at December 31, 2010. Restructured loans that were not on non-accrual were $1.3 million at March 31, 2011 and at December 31, 2010. Non-accrual loans at March 31, 2011 primarily consist of loans which are collateralized by real estate. During the first three months of 2011, foreclosed real estate decreased by a net of $317 thousand. We held four foreclosed real estate properties as of March 31, 2011 totaling $2.1 million.

Management continues to monitor our asset quality and believes that the non-performing assets are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses. However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods. The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Non-accrual loans	$25,086	$22,682
Non-accrual loans to total loans	7.30%	6.71%
Non-performing assets	$28,481	$26,397
Non-performing assets to total assets	6.07%	5.57%
Allowance for loan losses as a % of non-performing loans	27.37%	26.65%
Allowance for loan losses to total loans	2.10%	1.89%

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans. At March 31, 2011, we had $136 thousand in this category and at December 31, 2010 the reported amount was $49 thousand.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at March 31, 2011 were $26.4 million and at December 31, 2010 were $23.5 million. Impaired loans measured at fair value increased to $13.7 million on March 31, 2011 from $13.4 million at December 31, 2010. The principal balances on loans measured at fair value were $15.7 million and $14.8 million, net of valuation allowance of $2.0 million at March 31, 2011 and $1.4 million at December 31, 2010. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans. Impaired and restructured loans that were still accruing totaled $1.3 million at March 31, 2011 and December 31, 2010.

Further detail of the credit quality of the loan portfolio is in Note 3 - Loans to the unaudited consolidated financial statements.

Allowance for Loan Losses - The allowance consists of general and allocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical

Index

charge-off experience and expected losses derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At March 31, 2011, the total allowance for loan losses increased $839 thousand, or 13.0%, to $7.2 million, as compared to $6.4 million at December 31, 2010. The components of this increase were a provision for loan losses of $839 thousand, charge-offs totaling $25 thousand and recoveries of $15 thousand in the first three months of 2011. The provision also reflects the continued decline in current real estate values in our market area and reduced cash flows to support the repayment of loans. The allowance for loan losses as a percentage of total loans was 2.10% at March 31, 2011 and 1.89% at December 31, 2010.

The table below presents information regarding the Company’s provision and allowance for loan losses for each of the periods presented:

(Dollars in thousands)	March 31, 2011	March 31, 2010

Balance, beginning of period	$6,397	$5,496
Charge-offs	(25)	(28)
Recoveries	15	20
Provision	839	737
Balance, end of period	$7,226	$6,225

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any category of loans.

	March 31, 2011		March 31, 2010
		Percent of Loans		Percent of Loans
		In Each Category		In Each Category
(Dollars in thousands)	Amount	To Gross Loans	Amount	To Gross Loans

Commercial and industrial	$448	4.42%	$388	5.22%
Construction	1,347	6.04%	1,714	7.88%
Commercial real estate	3,953	60.46%	3,695	58.22%
Residential real estate	832	28.70%	363	28.14%
Consumer and other loans	54	0.38%	63	0.54%
Unallocated	592	-	2	-
Total	$7,226	100.00%	$6,225	100.00%

Bank Owned Life Insurance (BOLI). Our BOLI carrying value amounted to $10.3 million at March 31, 2011 and $10.2 million at December 31, 2010.

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At March 31, 2011 and December 31, 2010, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001. In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. We periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired. The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $4.3 million, or 1.1%, to $390.2 million at March 31, 2011 from $386.0 million at December 31, 2010. The increase was largely in non-interest-bearing deposits, which increased $3.5 million to $38.9

Index

million at March 31, 2011 from $35.4 million at December 31, 2010. In addition, total interest bearing deposits increased $733 thousand to $351.3 million at March 31, 2011 from $350.6 million at December 31, 2010.

Borrowings - Borrowings consist of long term advances from the Federal Home Loan Bank of New York (“FHLBNY”). The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. We had $26.0 million in borrowings, at a weighted average interest rate of 4.03%, at March 31, 2011 and $36.0 million in borrowings, at a weighted average interest rate of 4.25%, at December 31, 2010. The borrowings at March 31, 2011 consisted of advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate.

Junior Subordinated Debentures - On June 28, 2007, we raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary. The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at March 31, 2011 was 1.75%. The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB issued ASC 810, Consolidations, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $37.5 million at March 31, 2011 and $36.7 million at year-end 2010. In order to preserve capital, the Board of Directors elected not to declare any cash dividends in the first three months of 2011. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs. On April 27, 2011, at our Annual Meeting of Stockholders, stockholders approved an increase in the number of authorized shares of common stock from 5 million to 10 million shares.

LIQUIDITY AND CAPITAL RESOURCES
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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2011, total deposits amounted to $390.2 million, an increase of $4.3 million, or 1.1%, from December 31, 2010. At March 31, 2011, advances from FHLBNY and subordinated debentures totaled $38.9 million and represented 8.3% of total assets as compared to $48.9 million and 10.3% of total assets, at December 31, 2010.

Loan production continued to be our principal investing activity. Net loans at March 31, 2011 amounted to $336.3 million, an increase of $4.4 million, or 1.3%, compared to December 31, 2010.

Our most liquid assets are cash and due from banks and federal funds sold. At March 31, 2011, the total of such assets amounted to $18.5 million, or 3.9%, of total assets, compared to $17.7 million, or 3.7%, of total assets at year-end 2010. Another significant liquidity source is our available-for-sale securities portfolio. At March 31, 2011, available-for-sale securities amounted to $80.4 million compared to $89.4 million at year-end 2010.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window. The Bank also has the capacity to borrow an additional $29.7 million through its membership in the FHLBNY and $4.0 million at Atlantic Central Bankers Bank at March 31, 2011. Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.

Index

At March 31, 2011, the Bank's Tier I and Tier II capital ratios were 12.55% and 13.81%, respectively. In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. As of March 31, 2011, the Bank had a leverage ratio of 9.41%. The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Since we do not currently have $500 million or more in consolidated assets, we are not currently subject to these requirements.

We have no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the trust preferred securities of Sussex Capital Trust II. We are not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at March 31, 2011 totaled $42.3 million and consisted of $12.4 million in commitments to grant commercial real estate, construction and land development loans, $12.1 million in home equity lines of credit, $16.0 million in other unused commitments and $1.8 million in letters of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Index

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

We are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management no material loss is expected from any such pending lawsuit.

Item 1A – Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999, we announced a stock repurchase plan whereby we may purchase up to 50,000 shares of outstanding stock. There is no expiration date to this plan. The plan has been amended several times to increase the number of shares which may be repurchased, and we currently have the authority to repurchase up to 400,000 shares of our common stock. As of March 31, 2011, 247,342 shares had been purchased as part of the plan and 152,658 shares were left to be purchased under the plan. No shares were purchased during the first three months of 2011.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 – [Removed and Reserved]

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q is listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP
By: /s/ Steven M. Fusco
STEVEN M. FUSCO
Senior Vice President and
Chief Financial Officer
Date: May 16, 2011

Index

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996.)
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 31, 1997.)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on January 28, 2009.)
3.4*	Amendment to the Certificate of Incorporation.
3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith