Form 10-Q
period 2011-06-30
SUSSEX BANCORP
filed 2011-08-15
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of August 8, 2011 there were 3,373,385 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	June 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$5,973	$4,672
Interest-bearing deposits with other banks	19,319	10,077
Federal funds sold	3,000	3,000
Cash and cash equivalents	28,292	17,749

Interest bearing time deposits with other banks	600	600
Securities available for sale, at estimated fair value	71,889	89,380
Securities held to maturity, at cost (estimated fair value of $2,006	1,966	1,000
at June 30, 2011 and $1,007 at December 31, 2010)
Federal Home Loan Bank Stock, at cost	1,837	2,235

Loans receivable, net of unearned income	339,564	338,234
Less: allowance for loan losses	7,536	6,397
Net loans receivable	332,028	331,837

Foreclosed real estate	4,545	2,397
Premises and equipment, net	6,516	6,749
Accrued interest receivable	1,781	1,916
Goodwill	2,820	2,820
Bank-owned life insurance	10,382	10,173
Other assets	10,508	7,168

Total Assets	$473,164	$474,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$41,601	$35,362
Interest bearing	351,313	350,605
Total deposits	392,914	385,967

Short term borrowings	-	10,000
Long term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,748	2,504
Junior subordinated debentures	12,887	12,887

Total Liabilities	434,549	437,358

Stockholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
issued shares 3,374,165 in 2011 and 3,352,346 in 2010;
outstanding shares 3,373,385 in 2011 and 3,351,566 in 2010	27,916	27,870
Treasury stock, at cost; 780 shares in 2011 and 780 shares in 2010	(4)	(4)
Retained earnings	10,174	8,753
Accumulated other comprehensive income	529	47

Total Stockholders’ Equity	38,615	36,666

Total Liabilities and Stockholders’ Equity	$473,164	$474,024

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
INTEREST INCOME
Loans receivable, including fees	$4,739	$4,749	$9,523	$9,429
Securities:
Taxable	310	452	675	966
Tax-exempt	291	265	583	528
Federal funds sold	2	10	3	17
Interest bearing deposits	10	8	13	10
Total Interest Income	5,352	5,484	10,797	10,950

INTEREST EXPENSE
Deposits	767	1,111	1,536	2,215
Borrowings	264	355	529	707
Junior subordinated debentures	55	55	109	108
Total Interest Expense	1,086	1,521	2,174	3,030

Net Interest Income	4,266	3,963	8,623	7,920
PROVISION FOR LOAN LOSSES	1,112	965	1,951	1,702
Net Interest Income after Provision for Loan Losses	3,154	2,998	6,672	6,218

OTHER INCOME
Service fees on deposit accounts	328	340	644	674
ATM and debit card fees	138	127	260	242
Bank-owned life insurance	105	73	209	109
Insurance commissions and fees	564	590	1,179	1,137
Investment brokerage fees	39	49	70	109
Realized holding (losses) gains on trading securities	-	(4)	-	7
Gain on sale of securities, available for sale	269	54	269	54
Gain (loss) on sale of foreclosed real estate	7	1	(4)	5
Impairment write-downs on equity securities	-	(171)	-	(171)
Other	51	79	119	148
Total Other Income	1,501	1,138	2,746	2,314

OTHER EXPENSES
Salaries and employee benefits	1,986	2,139	3,993	3,980
Occupancy, net	336	331	717	675
Furniture, equipment and data processing	288	295	588	594
Advertising and promotion	46	51	89	102
Professional fees	149	135	276	268
Director fees	72	60	139	118
FDIC assessment	126	225	382	449
Insurance	54	55	110	111
Stationary and supplies	40	50	83	94
Loan collection costs	177	86	292	163
Write-down on foreclosed real estate	-	-	145	29
Expenses related to foreclosed real estate	79	110	103	138
Amortization of intangible assets	2	4	5	8
Other	344	292	637	635
Total Other Expenses	3,699	3,833	7,559	7,364

Income before Income Taxes	956	303	1,859	1,168
PROVISION (BENEFIT) FOR INCOME TAXES	229	(2)	438	220
Net Income	$727	$305	$1,421	$948

EARNINGS PER SHARE
Basic	$0.22	$0.09	$0.44	$0.29
Diluted	$0.22	$0.09	$0.43	$0.29

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2011 and 2010
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands, except per share data)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2009	3,259,786	$27,805	$6,577	$145	$-	$34,527
Comprehensive income:
Net income	-	-	948	-	-	948
Change in unrealized losses on securities available for sale, net of tax	-	-	-	391		391
Total Comprehensive Income						1,339

Restricted stock granted	87,487	-	-	-	-	-
Restricted stock forfeited	(2,743)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	29	-	-	-	29

Balance June 30, 2010	3,344,530	$27,834	$7,525	$536	$-	$35,895

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Comprehensive income:
Net income	-	-	1,421	-	-	1,421
Change in unrealized losses on securities available for sale, net of tax	-	-	-	482	-	482
Total Comprehensive Income						1,903

Restricted stock granted	22,218	-	-	-	-	-
Restricted stock forfeited	(399)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	46	-	-	-	46

Balance June 30, 2011	3,373,385	$27,916	$10,174	$529	$(4)	$38,615

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$1,421	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,951	1,702
Provision for depreciation and amortization	307	330
Net change in trading securities	-	714
Net amortization of securities premiums and discounts	416	93
Net realized gain on sale of securities	(269)	(54)
Impairment charge on equity securities	-	171
Net realized loss (gain) on sale of foreclosed real estate	4	(5)
Provision for foreclosed assets	145	27
Earnings on bank-owned life insurance	(209)	(108)
Compensation expense for stock options and stock awards	46	29
(Increase) decrease in assets:
Accrued interest receivable	135	141
Other assets	(3,665)	(142)
Increase in accrued interest payable and other liabilities	244	471

Net Cash Provided by Operating Activities	526	4,317

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(7,297)	(17,830)
Sales	6,271	1,001
Maturities, calls and principal repayments	19,172	13,509
Securities held to maturity:
Purchases	(966)	-
Net (increase) decrease in loans	(4,842)	94
Proceeds from the sale of foreclosed assets	403	194
Purchases of interest bearing time deposits	-	(500)
Purchases of bank premises and equipment	(69)	(227)
Purchases of bank owned life insurance	-	(6,500)
Decrease (increase) in FHLB stock	398	(58)

Net Cash Provided by (Used in) Investing Activities	13,070	(10,317)

Cash Flows from Financing Activities
Net increase in deposits	6,947	27,976
Repayments of borrowings	(10,000)	(30)

Net Cash (Used in) Provided by Financing Activities	(3,053)	27,946

Net Increase in Cash and Cash Equivalents	10,543	21,946

Cash and Cash Equivalents - Beginning	17,749	23,079
Cash and Cash Equivalents - Ending	$28,292	$45,025

Supplementary Cash Flows Information
Interest paid	$2,194	$3,051
Income taxes paid	$834	$499
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$2,700	$937
Trading securities transferred to available for sale securities	$-	$2,241

See Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us” or “our”) and its wholly-owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.

 The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.  The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This issuance clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in ASU 2011-02 are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20, for interim and annual periods beginning on or after June 15, 2011. We have not completed evaluating the impact of ASU 2011-02 on our consolidated financial statements.

In April 2011, FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This issuance clarifies the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date and early adoption is not permitted.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU is effective for interim and annual periods beginning after December 15, 2011.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2 – Securities

The amortized cost and approximate fair value of securities available for sale and held to maturity as of June 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2011
Available for Sale
U.S. government agencies	$5,007	$10	$-	$5,017
State and political subdivisions	28,016	458	(153)	28,321
Mortgage-backed securities:
U.S. government-sponsored enterprises	32,809	784	(69)	33,524
Private mortgage-backed securities	3,533	150	-	3,683
Equity securities-financial services industry and other	1,643	8	(307)	1,344
	71,008	1,410	(529)	71,889
Held to Maturity Securities
State and political subdivisions	1,966	40	-	2,006
Total Securities	$72,974	$1,450	$(529)	$73,895

December 31, 2010
Available for Sale
U.S. government agencies	$21,158	$78	$(47)	$21,189
State and political subdivisions	29,353	97	(715)	28,735
Mortgage-backed securities:
U.S. government-sponsored enterprises	32,560	747	(21)	33,286
Private mortgage-backed securities	4,592	215	-	4,807
Equity securities-financial services industry and other	1,638	9	(284)	1,363
	89,301	1,146	(1,067)	89,380
Held to Maturity Securities
State and political subdivisions	1,000	7	-	1,007
Total Securities	$90,301	$1,153	$(1,067)	$90,387

The amortized cost and fair value of securities at June 30, 2011 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$4,979	$4,991	$966	$971
Due after one year through five years	3,000	3,005	-	-
Due after five years through ten years	197	200	-	-
Due after ten years	24,847	25,142	1,000	1,035
Total bonds and obligations	33,023	33,338	1,966	2,006
Mortgage-backed securities:
U.S. government-sponsored enterprises	32,809	33,524	-	-
Private mortgage-backed securities	3,533	3,683	-	-
Equity securities-financial services industry and other	1,643	1,344	-	-
Total securities	$71,008	$71,889	$1,966	$2,006

Temporarily Impaired Securities and Other-Than-Temporary Impairment

The following table shows the gross unrealized losses and fair value for securities in our portfolio that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Available for sale securities:
U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	4,368	(30)	1,084	(123)	5,452	(153)
Mortgage-backed securities:
U.S. government-sponsored enterprises	2,152	(69)	-	-	2,152	(69)
Equity securities-financial services industry and other	850	(36)	413	(271)	1,263	(307)
Total Temporarily Impaired Securities	$7,370	$(135)	$1,497	$(394)	$8,867	$(529)

December 31, 2010
Available for sale securities:
U.S. government agencies	$6,962	$(47)	$-	$-	$6,962	$(47)
State and political subdivisions	18,006	(578)	1,071	(137)	19,077	(715)
Mortgage-backed securities:
U.S. government-sponsored enterprises	4,536	(21)	-	-	4,536	(21)
Equity securities-financial services industry and other	820	(50)	445	(234)	1,265	(284)
Total Temporarily Impaired Securities	$30,324	$(696)	$1,516	$(371)	$31,840	$(1,067)

As of June 30, 2011, we reviewed our investment portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.

At June 30, 2011, the decline in market value and the unrealized losses for the our state and political subdivisions investment portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2011, there were eleven securities that had an unrealized loss.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our state and political subdivision securities at June 30, 2011 were deemed to be other than temporarily impaired.

At June 30, 2011, the decline in market value and the unrealized losses for our mortgaged-backed securities that are backed by U.S. government-sponsored enterprises were caused by changes in interest rates and spreads and were not the result of credit quality. At June 30, 2011, there was one security that had an unrealized loss.  The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality.  As of June 30, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our mortgaged-backed securities at June 30, 2011 were deemed to be other than temporarily impaired.

Our investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services and insurance industries.  These securities, other than the mutual fund, which had a fair value of $816 thousand and an unrealized loss of $33 thousand at June 30, 2011, have been adversely impacted by the effects of the current economic environment on the financial services and insurance industries.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.  At June 30, 2011, there were eleven securities that had an unrealized loss, including an equity portfolio fund with a market value of $110 thousand and an unrealized loss of $139 thousand.  We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

During the second quarter of 2010, we recognized $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 2010.  The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost before its termination date.  The fund was comprised of common stocks of bank holding companies.  During the third quarter of 2010, management decided to execute a redemption in kind provision for this investment prior to the termination date of October 22, 2010.  We received its pro-rata share of the underlying bank securities. We received seventeen different equity securities totaling $76 thousand. In October of 2010 the securities which then were recorded at market value resulted in an additional $3 thousand pre-tax charge related to the exchange.  As of June 30, 2011, the current market value of these equity securities was $77 thousand with an unrealized gain of $5 thousand and six were in an unrealized loss position.

Note 3 – Loans

The composition of net loans receivable at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Commercial and industrial loans	$14,087	$15,045
Construction	18,028	20,862
Commercial real estate	206,618	204,407
Residential real estate	99,590	96,659
Consumer and other	1,395	1,395
	339,718	338,368
Unearned net loan origination fees	(154)	(134)
Allowance for loan losses	(7,536)	(6,397)
Net Loans Receivable	$332,028	$331,837

An age analysis of loans receivable which are past due as of June 30, 2011 and December 31, 2010 is as follows:

							Recorded
							Investment
(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	> 90 Days and Accruing
June 30, 2011
Commercial and industrial	$225	$191	$93	$509	$13,578	$14,087	$29
Construction	1,576	-	4,000	5,576	12,452	18,028	1,000
Commercial real estate	2,739	2,386	19,741	24,866	181,752	206,618	-
Residential real estate	502	1,024	2,257	3,783	95,807	99,590	-
Consumer and other	10	23	-	33	1,362	1,395	-
Total	$5,052	$3,624	$26,091	$34,767	$304,951	$339,718	$1,029
December 31, 2010
Commercial and industrial	$182	$229	$98	$509	$14,536	$15,045	$20
Construction	-	-	6,430	6,430	14,432	20,862	-
Commercial real estate	2,316	3,946	14,959	21,221	183,186	204,407	29
Residential real estate	3,029	-	1,244	4,273	92,386	96,659	-
Consumer and other	3	16	-	19	1,376	1,395	-
Total	$5,530	$4,191	$22,731	$32,452	$305,916	$338,368	$49

(a)	includes loans greater than 90 days past due and still accruing and non-accrual loans

Loans which the accrual of interest has been discontinued at June 30, 2011 and December 31, 2010 were:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Commercial and industrial	$64	$78
Construction	3,000	6,430
Commercial real estate	19,741	14,930
Residential real estate	2,257	1,244
Consumer and other	-	-
Total	$25,062	$22,682

The following table presents changes in the allowance for loan losses for the three and six months ended June 30, 2011:

	Commercial and		Commercial Real	Residential Real
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Consumer	Unallocated	Total
Three Months Ended:
June 30, 2011
Beginning balance	$448	$1,347	$3,953	$832	$54	$592	$7,226
Charge-offs	(13)	(909)	(394)	-	(11)	-	(1,327)
Recoveries	2	516	1	-	6	-	525
Provision	(9)	15	1,213	113	(4)	(216)	1,112
Ending balance	$428	$969	$4,773	$945	$45	$376	$7,536

Six Months Ended:
June 30, 2011
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	(13)	(909)	(395)	(12)	(23)	-	(1,352)
Recoveries	3	516	8	-	13	-	540
Provision	2	179	1,400	159	(1)	212	1,951
Ending balance	$428	$969	$4,773	$945	$45	$376	$7,536

The following table presents the balance in the allowance of loan losses at June 30, 2011 and December 31, 2010 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2011
Commercial and industrial	$428	$62	$366	$14,087	$85	$14,002
Construction	969	55	914	18,028	3,000	15,028
Commercial real estate	4,773	1,816	2,957	206,618	21,522	185,096
Residential real estate	945	221	724	99,590	2,257	97,333
Consumer and other loans	45	-	45	1,395	-	1,395
Unallocated	376	-	-	-	-	-
Total	$7,536	$2,154	$5,006	$339,718	$26,864	$312,854

December 31, 2010
Commercial and industrial	$436	$54	$382	$15,045	$78	$14,967
Construction	1,183	610	573	20,862	6,636	14,226
Commercial real estate	3,760	493	3,267	204,407	15,514	188,893
Residential real estate	798	233	565	96,659	1,244	95,415
Consumer and other loans	56	-	56	1,395	-	1,395
Unallocated	164	-	-	-	-	-
Total	$6,397	$1,390	$4,843	$338,368	$23,472	$314,896

In determining the adequacy of the allowance for loan losses, we estimate losses based on the identification of specific problem loans through our credit review process and also estimate losses inherent in other loans on an aggregate basis by loan type.  The credit review process includes the independent evaluation of the loan officer assigned risk ratings by the Chief Credit Officer and a third party loan review company.  Such risk ratings are assigned loss component factors that reflect our loss estimate for each group of loans.  It is management’s and the Board of Directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms, and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system.  Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status and other information; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

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

Substandard: This category represents loans where the primary source of repayment has significantly deteriorated or weakened which has or could threaten the borrowers’ ability to make scheduled payments.  The weaknesses require close supervision by our management and there is a distinct possibility that we could sustain some loss if the deficiencies are not corrected.  Such weaknesses could jeopardize the timely and ultimate collection of our loan principal and interest or fees due.  Loss may not be expected or evident, however, loan repayment is inadequately supported by current financial information or pledged collateral.

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

The following tables illustrate our credit risk profile by creditworthiness category as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$13,434	$568	$76	$9	$14,087
Construction	11,520	566	5,942	-	18,028
Commercial real estate	169,478	9,995	27,145	-	206,618
Residential real estate	95,043	458	4,089	-	99,590
Consumer and other	1,384	-	11	-	1,395
	$290,859	$11,587	$37,263	$9	$339,718

	December 31, 2010
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$14,268	$679	$75	$23	$15,045
Construction	10,669	2,753	7,440	-	20,862
Commercial real estate	162,147	19,880	21,920	460	204,407
Residential real estate	93,884	1,083	1,681	11	96,659
Consumer and other	1,382	-	13	-	1,395
	$282,350	$24,395	$31,129	$494	$338,368

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

The following table reflects our impaired loans as of June 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

June 30, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$19	$-
Construction	2,604	2,908	-	3,795	1
Commercial real estate	8,709	9,468	-	8,859	80
Residential real estate	1,597	1,597	-	816	17
Consumer and other	-	-	-	3	-

With an allowance recorded:
Commercial and industrial	85	98	62	77	-
Construction	396	396	55	1,941	-
Commercial real estate	12,813	13,672	1,816	9,694	105
Residential real estate	660	672	221	611	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$85	$98	$62	$96	$-
Construction	3,000	3,304	55	5,736	1
Commercial real estate	21,522	23,140	1,816	18,773	165
Residential real estate	2,257	2,269	221	1,427	18
Consumer and other	-	-	-	3	-
	$26,864	$28,811	$2,154	$25,815	$204

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$188	$-
Construction	3,230	3,535	-	2,885	38
Commercial real estate	4,863	5,284	-	8,122	118
Residential real estate	560	560	-	849	7
Consumer and other	-	-	-	9	-

With an allowance recorded:
Commercial and industrial	78	78	54	71	-
Construction	3,406	5,481	610	2,568	-
Commercial real estate	10,651	11,453	493	10,379	299
Residential real estate	684	684	233	449	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$78	$78	$54	$259	$-
Construction	6,636	9,016	610	5,453	38
Commercial real estate	15,514	16,737	493	18,501	417
Residential real estate	1,244	1,244	233	1,298	8
Consumer and other	-	-	-	9	-
	$23,472	$27,075	$1,390	$25,520	$463

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

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common
stockholders	$727	3,255	$0.22	$305	3,250	$0.09
Effect of dilutive securities:
Stock options	-	71		-	33
Diluted earnings per share:
Net income applicable to common
stockholders and assumed conversions	$727	3,326	$0.22	$305	3,283	$0.09

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common
stockholders	$1,421	3,255	$0.44	$948	3,249	$0.29
Effect of dilutive securities:
Stock options	-	68		-	38
Diluted earnings per share:
Net income applicable to common
stockholders and assumed conversions	$1,421	3,323	$0.43	$948	3,287	$0.29

Note 5 – Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Unrealized holding gain on available for sale securities	$855	$312	$1,072	$535
Reclassification adjustments for gains and
impairment write-downs included in net income	269	(117)	269	(117)
Net unrealized gain	586	429	803	652
Tax effect	(234)	(172)	(321)	(261)
Other comprehensive income, net of tax	$352	$257	$482	$391

Note 6 – Segment Information

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
(Dollars in thousands)	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,266	$-	$4,266	$3,963	$-	$3,963
Other income from external sources	937	564	1,501	548	590	1,138
Depreciation and amortization	151	3	154	161	3	164
Income before income taxes	908	48	956	276	27	303
Income tax expense (benefit)(1)	210	19	229	(13)	11	(2)
Total assets	470,020	3,143	473,163	481,551	3,075	484,626

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$8,623	$-	$8,623	$7,920	$-	$7,920
Other income from external sources	1,567	1,179	2,746	1,177	1,137	2,314
Depreciation and amortization	301	6	307	324	6	330
Income before income taxes	1,701	158	1,859	1,126	42	1,168
Income tax expense(1)	375	63	438	203	17	220
Total assets	470,020	3,143	473,163	481,551	3,075	484,626

(1)	Insurance Services calculated at statutory tax rate of 40%

Note 7 - Stock-Based Compensation

We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors.   Under the terms of these plans we may grant restricted shares and stock options for the purchase of our common stock.  The stock-based compensation is granted under terms determined by the Compensation Committee of the Board of Directors.  Our standard stock option grants have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and seven years.  All dividends paid on restricted stock, whether vested or unvested, are granted to the stockholder.

Information regarding our stock option plans as of June 30, 2011 was as follows:

Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	116,075	$12.33
Options expired	-	-
Options forfeited	-	-
Options outstanding, end of quarter	116,075	$12.33	2.49	$-
Options exercisable, end of quarter	116,075	$12.33	2.49	$-
Option price range at end of quarter	$8.86 to $16.45
Option price range for exercisable shares	$8.86 to $16.45

During the first six months of 2011 and 2010, we expensed $46 thousand and $29 thousand, respectively, in stock-based compensation under restricted stock awards.  Information regarding our restricted stock activity as of June 30, 2011 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	101,991	$4.71
Granted	22,218	6.24
Forfeited	(399)	5.75
Vested	(7,318)	6.52
Restricted stock, end of quarter	116,492	$4.89

At June 30, 2011, unrecognized compensation expense for non-vested restricted stock was $509 thousand, which is expected to be recognized over an average period of 4.5 years.

Note 8 - Guarantees

We do not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We, generally, hold collateral and/or personal guarantees supporting these commitments.  We had $1.7 million of undrawn standby letters of credit outstanding as of June 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices In	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2011:
U.S. government agencies	$5,017	$-	$5,017	$-
State and political subdivisions	28,321	-	28,321	-
Mortgage-backed securities
U.S. government-sponsored enterprises	33,524	-	33,524	-
Private mortgage-backed securities	3,683	-	3,683	-
Equity securities-financial services industry and other	1,344	1,196	148	-

December 31, 2010:
U.S. government agencies	$21,189	$-	$21,189	$-
State and political subdivisions	28,735	-	28,735	-
Mortgage-backed securities
U.S. government-sponsored enterprises	33,286	-	33,286	-
Private mortgage-backed securities	4,807	-	4,807	-
Equity securities-financial services industry and other	1,363	1,213	150	-

On June 1, 2010, we transferred all trading securities, which amounted to $2.2 million, to available for sale at fair value. All trading securities at June 30, 2010 were mortgage-backed securities.  Our trading securities and available for sale securities portfolios contain investments which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were no trading securities held during 2011.  There were holding gains on trading securities recorded on the income statement of $7 thousand for the six months ended June 30, 2010 and holding losses on trading securities of $4 thousand for the three months ended June 30, 2010.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2011:
Impaired loans	$11,800	$-	$-	$11,800
Foreclosed real estate	3,994	-	-	3,994

December 31, 2010:
Impaired loans	$13,430	$-	$-	$13,430
Foreclosed real estate	2,007	-	-	2,007

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2011 and December 31, 2010:

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

The estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$28,292	$28,292	$17,749	$17,749
Time deposits with other banks	600	600	600	600
Securities available for sale	71,889	71,889	89,380	89,380
Securities held to maturity	1,966	2,006	1,000	1,007
Federal Home Loan Bank stock	1,837	1,837	2,235	2,235
Loans receivable, net of allowance	332,028	334,384	331,837	334,762
Accrued interest receivable	1,781	1,781	1,916	1,916

Financial liabilities:
Deposits	392,914	393,817	385,957	386,935
Borrowings	26,000	28,409	36,000	38,168
Junior subordinated debentures	12,887	8,547	12,887	8,647
Accrued interest payable	249	249	269	269

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP and practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2010 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Overview - We realized net income of $727 thousand for the second quarter of 2011, an increase of $422 thousand, or 138.4%, from net income of $305 thousand reported for the same period in 2010. Basic and diluted earnings per share for the three months ended June 30, 2011 were $0.22 compared to the basic and diluted earnings per share of $0.09 for the comparable period of 2010.  The increase in net income reflects a $363 thousand increase in non-interest income, a $303 thousand increase in net interest income, offset by a $147 thousand increase in the provision for loan losses.  The increase in non-interest income was largely due to a $215 thousand increase in gain on the sale of securities and a $171 thousand decrease in an impairment write-down on equity securities in the second quarter of 2011, compared to the same period in 2010.  The increase in net interest income is mostly due to a $435 thousand, or 28.6%, decrease in interest expense to $1.1 million from $1.5 million one year earlier.

Net income before taxes for our Tri-State segment increased $21 thousand resulting in a net income before taxes of $48 thousand for the second quarter of 2011 compared to net income before taxes of $27 thousand in the same period in 2010.  This increase was largely the result of other expenses decreasing $48 thousand between the two second quarter periods.

Comparative Average Balances and Average Interest Rates
The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Earning Assets:
Securities:
Tax exempt(3)	$29,805	$441	5.94%	$27,768	$398	5.74%
Taxable	48,992	310	2.54%	51,004	452	3.56%
Total securities	78,797	751	3.83%	78,772	850	4.33%
Total loans receivable(4)	343,333	4,739	5.54%	331,033	4,749	5.75%
Other interest-earning assets	22,674	12	0.20%	35,981	18	0.20%
Total earning assets	444,804	$5,502	4.96%	445,786	$5,617	5.05%

Non-interest earning assets	36,421			40,353
Allowance for loan losses	(7,602)			(6,355)
Total assets	$473,623			$479,784

Sources of Funds:
Interest bearing deposits:
NOW	$78,439	$106	0.54%	$64,034	$134	0.84%
Money market	14,504	20	0.55%	12,385	25	0.82%
Savings	169,086	296	0.70%	176,352	506	1.15%
Time	91,804	345	1.51%	104,174	446	1.72%
Total interest bearing deposits	353,833	767	0.87%	356,945	1,111	1.25%
Borrowed funds	26,000	264	4.03%	33,066	355	4.25%
Junior subordinated debentures	12,887	55	1.69%	12,887	55	1.69%
Total interest bearing liabilities	392,720	$1,086	1.11%	402,898	$1,521	1.51%

Non-interest bearing liabilities:
Demand deposits	40,402			39,841
Other liabilities	2,370			1,341
Total non-interest bearing liabilities	42,772			41,182
Stockholders’ equity	38,131			35,704
Total liabilities and stockholders’ equity	$473,623			$479,784

Net interest income and margin(5)		$4,416	3.98%		$4,096	3.69%

(1)	Includes loan fee income

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

Net interest income, on a fully tax equivalent basis, increased $320 thousand, or 7.8%, to $4.4 million for the quarter ended June 30, 2011, as compared to $4.1 million for same period in 2010.  The increase in net interest income was largely due to our net interest margin improving 29 basis points to 3.98% for the second quarter of 2011 primarily due to a 40 basis point decrease in the average rate paid on interest bearing liabilities. This improvement in net interest income was partially offset by a decline in the average rate earned on total earning assets, which decreased 9 basis points to 4.96% for the second quarter of 2011 from 5.05% for the same period in 2010.  Total earning assets declined $982 thousand while total interest bearing liabilities declined $10.2 million between the two second quarter periods ended June 30, 2011 and 2010.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $115 thousand for the quarter ended June 30, 2011 as compared to the same period last year.  The decline was principally due to lower security yields, which decreased 50 basis points.

Total interest income on securities, on a fully taxable equivalent basis, decreased $99 thousand, to $751 thousand for the quarter ended June 30, 2011 from $850 thousand for the second quarter of 2010.  This decline was driven by a 50 basis point decrease in the yield on securities from 4.33% to 3.83% between the two second quarter periods, as the average balances of total securities were unchanged between the two periods.  The decline in security yields was mostly attributed to the reinvestment of cash flows from maturities, calls and prepayments into lower market rate environment.

The interest earned on total loans receivable decreased $10 thousand for the second quarter of 2011 as compared to the second quarter in 2010.  The decline was mostly driven by a 21 basis point decline in average yields due to lower market rates.  The average rate earned on loans for the quarter ended June 30, 2011 was 5.54% as compared to 5.75% for the same period in 2010.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. The interest earned on total other interest-earning assets decreased $6 thousand for the second quarter of 2011 as compared to the second quarter in 2010 due to lower average balances.  The average balances in other interest-earning assets decreased $13.3 million, or 37.0%, to $22.7 million in the second quarter of 2011 from $36.0 million during the second quarter a year earlier.  The decreases in the average balance in interest bearing deposits were used to fund the growth in the loan portfolio.

Interest Expense - Our interest expense for the three months ended June 30, 2011 decreased $435 thousand, or 28.6%, to $1.1 million from $1.5 million for the same period in 2010.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 40 basis points from 1.51% for the three months ended June 30, 2010 to 1.11% for the same period in 2011.  The improvement in interest expense was partly due to a decline in average balances in interest-bearing liabilities, which decreased $10.2 million, or 2.5%, to $392.7 million for the second quarter in 2011 from $402.9 million for the same period in 2010.

Interest expense on deposits declined $344 thousand, or 31.0%, for the quarter ended June 30, 2011, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 38 basis points for the second quarter 2011 as compared to the same period in 2010.  The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two second quarter periods.  During the second quarter of 2011, there was a favorable shift in deposit mix as time deposits, on average, declined $12.4 million, while NOW accounts, on average, increased $14.4 million.  The shift in mix had a positive effect on interest expense for the second quarter of 2011.

Interest expense on borrowings declined $91 thousand, or 25.6%, for the quarter ended June 30, 2011, as compared to the same period last year.  The decrease was largely due to a decline in our average borrowed funds by $7.1 million to $26.0 million for the quarter ended June 30, 2011 as compared to the same period last year.  The decline in interest expense on borrowings also benefited from lower average rates paid on borrowed funds, which declined 22 basis points to 4.03% for the quarter ended June 30, 2011 as compared to 4.25% for the same period last year.

We had an average balance of $12.9 million in junior subordinated debentures outstanding during the second quarters of 2011 and 2010.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures remained flat at 1.69% for the second quarters for 2011 and 2010.

Provision for Loan Losses - The loan loss provision for the second quarter of 2011 increased $147 thousand, or 15.2%, to $1.1 million compared to a provision of $965 thousand in the second quarter of 2010.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased $363 thousand, or 31.9%, to $1.5 million for the three months ended June 30, 2011 compared to the same period in 2010.  The increase in non-interest income was largely due to a $215 thousand increase in gain on the sale of securities and a $171 thousand decrease in an impairment write-down on equity securities in the second quarter of 2011, compared to the same period in 2010.

Contributing to the growth in non-interest income was an increase in income earned on bank-owned life insurance (“BOLI”), which increased $32 thousand, or 43.8%, to $105 thousand between the two second quarter periods.  The increase in BOLI income was due to the purchase of an additional $6.5 million in life insurance policies during the second quarter of 2010. Offsetting these increases, were lower other income and a decline in insurance commissions of $28 thousand and $26 thousand, respectively, for the second quarter of 2011 compared to the second quarter of 2010.

Non-Interest Expense – Total non-interest expense decreased $134 thousand, or 3.5%, to $3.7 million for the second quarter of 2011 from $3.8 million in the same quarter a year earlier.  The decrease in non-interest expenses for 2011 was largely due to declines in salaries and employee benefits and FDIC assessments of $153 thousand and $99 thousand, respectively.  The aforementioned decreases were partly offset by a $91 thousand increase in loan collection costs.    The decrease in salary and employee benefits was mostly attributed to $217 thousand of severance expense that occurred in the second quarter of 2010.

Income Taxes - our income tax expense, which includes both federal and state taxes, was $229 thousand for the three months ended June 30, 2011 compared to an income tax benefit of $2 thousand for the second quarter of 2010.  This $231 thousand increase in income taxes in the second quarter of 2011, as compared to the same period in 2010, is largely the result of an increase in pre-tax income.  The 24.0% effective tax rate for the three months ended June 30, 2011 and the $2 thousand income tax benefit in the prior year period was due to the benefit from tax exempt income from securities and bank-owned life insurance policies.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Overview - For the six months ended June 30, 2011, net income was $1.4 million, an increase of $473 thousand, or 49.9%, from $948 thousand reported for the same period in 2010.  Diluted earnings per share were $0.43 for the six month period ended June 30, 2011 and $0.29 for the six month period ended June 30, 2010.  The increase in net income reflects a $703 thousand growth in net interest income and a $432 thousand improvement in non-interest income, which was partially offset by a $249 thousand increase in the provision for loan losses.

Net income before taxes for our Tri-State segment increased $116 thousand resulting in a net income before taxes of $158 thousand for the first half of 2011 compared to net income before taxes of $42 thousand in the same period in 2010.  This increase was the combination of insurance commission and fee income increasing $40 thousand and other expenses decreasing $76 thousand between the two periods.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)

Earning Assets:
Securities:
Tax exempt(3)	$29,913	$883	5.95%	$27,295	$791	5.85%
Taxable	54,181	675	2.51%	49,982	966	3.90%
Total securities	84,094	1,558	3.74%	77,277	1,757	4.59%
Total loans receivable(4)	342,511	9,523	5.61%	330,872	9,429	5.75%
Other interest-earning assets	17,111	16	0.19%	30,847	27	0.18%
Total earning assets	443,716	$11,097	5.04%	438,996	$11,213	5.15%

Non-interest earning assets	36,425			39,102
Allowance for loan losses	(7,209)			(6,083)
Total assets	$472,932			$472,015

Sources of Funds:
Interest bearing deposits:
NOW	$79,558	$220	0.56%	$62,835	$277	0.89%
Money market	13,960	38	0.56%	12,410	49	0.80%
Savings	169,839	594	0.71%	171,973	1,000	1.17%
Time	90,919	684	1.52%	103,638	889	1.73%
Total interest bearing deposits	354,276	1,536	0.87%	350,856	2,215	1.27%
Borrowed funds	27,295	529	3.86%	33,073	707	4.25%
Junior subordinated debentures	12,887	109	1.69%	12,887	108	1.67%
Total interest bearing liabilities	394,458	$2,174	1.11%	396,816	$3,030	1.54%

Non-interest bearing liabilities:
Demand deposits	38,616			38,349
Other liabilities	2,332			1,522
Total non-interest bearing liabilities	40,948			39,871
Stockholders’ equity	37,526			35,328
Total liabilities and stockholders’ equity	$472,932			$472,015

Net interest income and margin(5)		$8,923	4.06%		$8,183	3.76%

(1)	Includes loan fee income

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

(4)	Loans outstanding include non-accrual loans

(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net Interest Income - Net interest income, on a fully taxable equivalent basis, increased $740 thousand, or 9.1%, to $8.9 million for the six months ended June 30, 2011, as compared to $8.2 million for same period in 2010.  Our net interest margin improved 30 basis points to 4.06% for the first half of 2011, compared to 3.76% for the first half of 2010.  The improvement was mostly attributed to a 43 basis point decline in the average rate paid on interest bearing liabilities to 1.11%, which was partly offset by an 11 basis point decrease in the average rate on earning assets to 5.04% for the six month periods ended June 30, 2011 as compared to the same period last year. The average balance of earning assets grew $4.7 million and as the balance sheet mix shifted to higher yielding loans and securities from lower yielding other interest-earning assets.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $116 thousand for the six months ended June 30, 2011 as compared to the same period last year.  The decline was principally due to lower security yields, which decreased 85 basis points.

Total interest income on securities, on a fully taxable equivalent basis, decreased $199 thousand, to $1.6 million for the six months ended June 30, 2011 from $1.8 million for the same period last year.  This decline was driven by an 85 basis point decrease in the yield on securities from 4.59% for the six months ended June 30, 2010 to 3.74% for the six months ended June 30, 2011.  The decline in interest income on securities due to rates was partly offset by a $6.8 million increase in average balances of total securities between the two periods.  The decline in security yields was mostly attributed to the reinvestment of cash flows from maturities, calls and prepayments into a lower market rate environment.

The interest earned on total loans receivable increased $94 thousand for the first half of 2011 as compared to the same period in 2010, which was mostly driven by an $11.6 million growth in loans, on average.  The increase in interest income was partly offset by a 14 basis point decline in average yields.  The average rate earned on loans for the six months ended June 30, 2011 was 5.61% as compared to 5.75% for the same period in 2010.

Interest Expense - Our interest expense for the six months ended June 30, 2011 decreased $856 thousand, or 28.3%, to $2.2 million from $3.0 million for the same period in 2010.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 43 basis points from 1.54% for the six months ended June 30, 2010 to 1.11% for the same period in 2011.

Interest expense on deposits declined $679 thousand, or 30.7%, for the six months ended June 30, 2011, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 40 basis points for the first half of 2011 as compared to the same period in 2010.  The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two periods.  During the six months of 2011, there was a favorable shift in deposit mix as time deposits, on average, declined $12.7 million, while NOW accounts, on average, increased $16.7 million.  The shift in mix had a positive effect on interest expense for the first half of 2011.

Interest expense on borrowings declined $178 thousand, or 25.2%, for the quarter ended June 30, 2011, as compared to the same period last year.  The decrease was largely due to a decline in our average borrowed funds by $5.8 million to $27.3 million for the six months ended June 30, 2011 as compared to the same period last year.  The decline in interest expense on borrowings also benefited from lower average rates paid on borrowed funds, which declined 39 basis points to 3.86% for the quarter ended June 30, 2011 as compared to 4.25% for the same period last year.

We had an average balance of $12.9 million in junior subordinated debentures outstanding during the first six months of 2011 and 2010.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures increased 2 basis points from 1.67% for the six months ended June 30, 2010 to 1.69% for the same period in 2011.

Provision for Loan Losses - The loan loss provision for the first half of 2011 increased $249 thousand, or 14.6%, to $2.0 million compared to a provision of $1.7 million for the same period in 2010.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased $432 thousand, or 18.7%, to $2.7 million for the six months ended June 30, 2011 compared to the same period in 2010.  The increase in non-interest income was largely due to a $215 thousand increase in gain on the sale of securities and a $171 thousand decrease in an impairment write-down on equity securities in the second quarter of 2011, compared to the same period in 2010.

Contributing to the growth in non-interest income was an increase in income earned on BOLI, which increased $100 thousand, or 91.7%, to $209 thousand for the six months ended June 30, 2011 as compared to the same period last year.  The increase in BOLI income was due to the purchase of an additional $6.5 million in life insurance policies during the second quarter of 2010.  The improvements were partly offset by a decline in investment brokerage fees and service fees on deposit accounts, which decreased $39 thousand and $30 thousand, respectively, for the six months ended June 30, 2011 as compared to the same period last year.

Non-Interest Expense – Total non-interest expense increased $195 thousand, or 2.6%, to $7.6 million for the first half of 2011 from $7.4 million in the same period a year earlier.  The increase in non-interest expense for 2011 was largely due to higher loan collection and write-downs on foreclosed real estate of $129 thousand and $116 thousand, respectively.  The aforementioned increases were partly offset by lower FDIC assessments, which declined $67 thousand for the first half of 2011 as compared to the same period of 2010.

Income Taxes - our income tax expense, which includes both federal and state taxes, was $438 thousand for the six months ended June 30, 2011 compared to $220 thousand for the same period in 2010.  The Company’s effective tax rate increased from 18.8% for the six months period ended June 30, 2010 to 23.6% for the first half of 2011 and is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in bank owned life insurance.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2011 TO DECEMBER 31, 2010

At June 30, 2011, our total assets were $473.2 million, a decrease of $860 thousand, or 0.2%, as compared to total assets of $474.0 million at December 31, 2010.

Cash and Cash Equivalents - Our cash and cash equivalents increased by $10.5 million at June 30, 2011 to $28.3 million, or 6.0% of total assets, from $17.7 million, or 3.7% of total assets, at December 31, 2010.  The increase was largely due to $19.2 million in maturities, call and prepayments of securities, which were not reinvested back into securities.

Securities Portfolio - At June 30, 2011, total investment securities were $76.3 million compared to $93.2 million at December 31, 2010. Available-for-sale securities were $71.9 million at June 30, 2011 compared to $89.4 million at December 31, 2010. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The decrease the first half of 2011 in available-for-sale securities compared with the year ended December 31, 2010 is due to the maturities, calls and principal repayments of $19.2 million of securities in the first half of 2011.

Held-to-maturity securities totaled $2.0 million at June 30, 2011 compared to $1.0 million at December 31, 2010 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $1.8 million at June 30, 2011, compared to $2.2 million at December 31, 2010 and consisted primarily of FHLB stock. The decrease of $398 thousand, or 17.8%, from June 30, 2011 to December 31, 2010 was a result of the FHLB stock redemptions due to reductions in borrowings between the two periods.  We also have $600 thousand in time deposits with other financial institutions at June 30, 2011 and December 31, 2010.

Net unrealized gains were $921 thousand and $86 thousand at June 30, 2011 and December 31, 2010, respectively. The improvement in the fair value of the investment securities is driven by state and political subdivisions.

Gross unrealized losses improved by $538 thousand to $529 thousand at June 30, 2011, as compared to $1.1 million at December 31, 2010.  The improvement in gross unrealized losses was largely attributed to higher fair values of state and political subdivisions.

We conduct a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 - Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities have been evaluated for other-than-temporary impairment as of June 30, 2011 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation, we did not intend to the sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Our equity portfolio, which amounted to a fair value of $1.3 million, is comprised primarily of investments in other banks, an equity fund and a tax exempt mutual fund.  During the second quarter of 2010, we recognized $171 thousand pre-tax non-cash OTTI charge related to an equity portfolio fund of common stocks in bank holding companies that had an amortized cost of $250 thousand.  We continue to closely monitor the performance of our equity securities that we own, as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. We held no high-risk securities or derivatives at June 30, 2011 or December 31, 2010.

Loans - The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, at June 30, 2011 increased $1.3 million to $339.6 million from $338.2 million at year-end 2010, as new loan originations exceeded payments, charge-offs and maturities.  Loans secured by commercial real estate increased $2.2 million to $206.6 million and residential real estate loans increased $2.9 million to $99.6 million at June 30, 2011 as compared to December 31, 2010. Aforementioned increases were partly offset by declines in construction loans and commercial and industrial loans of $2.8 million and $1.0 million, respectively.  Approximately 95% of our loan portfolio is secured by real estate and less than 5% of the loan portfolio is commercial and industrial based loans.  We do not originate sub-prime or unconventional one to four family real estate loans.

The following table summarizes the composition of our loan portfolio by type as of:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial and industrial	$14,087	$15,045
Construction	18,028	20,862
Commercial real estate	206,618	204,407
Residential real estate	99,590	96,659
Consumer and other loans	1,395	1,395
Total gross loans	$339,718	$338,368

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, renegotiated loans and foreclosed real estate, increased by $4.5 million to $30.9 million at June 30, 2011 from $26.4 million at year end 2010. Our non-accrual loans increased $2.4 million to $25.1 million at June 30, 2011 from $22.7 million at December 31, 2010.  Restructured loans that were not on non-accrual were $1.3 million at June 30, 2011 and at December 31, 2010.  Non-accrual loans at June 30, 2011 primarily consist of loans which are collateralized by real estate.  During the first six months of 2011, foreclosed real estate increased by a net of $2.1 million.  We held eleven foreclosed real estate properties as of June 30, 2011 totaling $4.5 million, of which seven totaling $2.7 million were taken into inventory during the second quarter of 2011.  Six of the properties, which consisted of three residential homes, a three lot residential subdivision, a single residential lot and a commercial property, had an average book balance of approximately $274 thousand for each property.  The largest loan taken into inventory amounted to approximately $1.0 million and consisted of land and some partially completed condominiums.  All foreclosed real estate properties were recorded at fair value and are currently being marketed for sale.

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

(Dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans	$25,062	$22,682
Non-accrual loans to total loans	7.38%	6.71%
Non-performing assets	$30,921	$26,397
Non-performing assets to total assets	6.53%	5.57%
Allowance for loan losses as a % of non-performing loans	28.57%	26.65%
Allowance for loan losses to total loans	2.22%	1.89%

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans.  At June 30, 2011, we had $1.0 million in this category as compared to $49 thousand at December 31, 2010.  The loans for $1.0 million at June 30, 2011 were due to maturity, however are current in payments and are well secured.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at June 30, 2011 were $26.6 million and at December 31, 2010 were $23.5 million. Impaired loans measured at fair value decreased to $11.9 million on June 30, 2011 from $13.4 million at December 31, 2010.   The principal balances on loans measured at fair value were $14.0 million and $14.8 million, net of valuation allowance of $2.1 million at June 30, 2011 and $1.4 million at December 31, 2010.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Impaired and restructured loans that were still accruing totaled $1.3 million at June 30, 2011 and December 31, 2010.

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2011, we had 8 loan relationships totaling $6.1 million that it deemed potential problem loans. Management is actively monitoring these loans.

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

At June 30, 2011, the total allowance for loan losses increased $1.1 million, or 17.8%, to $7.5 million, as compared to $6.4 million at December 31, 2010.  The components of this increase were a provision for loan losses of $2.0 million, charge-offs totaling $1.4 million and recoveries of $540 thousand in the first half of 2011.  The provision also reflects the continued decline in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 2.22% at June 30, 2011 and 1.89% at December 31, 2010.

The table below presents information regarding our provision and allowance for loan losses at June 30, 2011 and June 30, 2010:

(Dollars in thousands)	June 30, 2011	June 30, 2010
Balance, beginning of period	$6,397	$5,496
Charge-offs	(1,352)	(1,775)
Recoveries	540	26
Provision	1,951	1,702
Balance, end of period	$7,536	$5,449

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at June 30,
	2011		2010
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$428	4.2%	$453	5.2%
Construction	969	5.3%	1,164	6.3%
Commercial real estate	4,773	60.8%	2,986	59.7%
Residential real estate	945	29.3%	693	28.4%
Consumer and other loans	45	0.4%	63	0.4%
Unallocated	376	-	90	-
Total	$7,536	100.0%	$5,449	100.0%

Bank-Owned Life Insurance (BOLI) - Our BOLI carrying value amounted to $10.4 million at June 30, 2011 and $10.2 million at December 31, 2010.

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2011 and December 31, 2010, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $6.9 million, or 1.8%, to $392.9 million at June 30, 2011 from $386.0 million at December 31, 2010.  The increase was largely in non-interest-bearing deposits, which increased $6.2 million to $41.6 million at June 30, 2011 from $35.4 million at December 31, 2010.  In addition, total interest bearing deposits increased $708 thousand to $351.3 million at June 30, 2011 from $350.6 million at December 31, 2010.

Borrowings - Borrowings consist of long term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $26.0 million in borrowings, at a weighted average interest rate of 4.03%, at June 30, 2011 and $36.0 million in borrowings, at a weighted average interest rate of 4.25%, at December 31, 2010.  The borrowings at June 30, 2011 consisted of advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate.

Junior Subordinated Debentures - On June 28, 2007, we raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2011 was 1.69%.  The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after June 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB issued ASC 810, Consolidations, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $38.6 million at June 30, 2011 and $36.7 million at year-end 2010.  In order to preserve capital, the Board of Directors elected not to declare any cash dividends in the first six months of 2011. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs.  On April 27, 2011, at our Annual Meeting of Stockholders, stockholders approved an increase in the number of authorized shares of common stock from 5 million to 10 million shares.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2011, total deposits amounted to $392.9 million, an increase of $6.9 million, or 1.8%, from December 31, 2010. At June 30, 2011, advances from FHLBNY and subordinated debentures totaled $38.9 million and represented 8.2% of total assets as compared to $48.9 million and 10.3% of total assets at December 31, 2010.

Loan production continued to be our principal investing activity. Net loans at June 30, 2011 amounted to $332.0 million, an increase of $191 thousand, or 0.1%, compared to December 31, 2010.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2011, the total of such assets amounted to $28.3 million, or 6.0%, of total assets, compared to $17.7 million, or 3.7%, of total assets at year-end 2010. Another significant liquidity source is our available-for-sale securities portfolio.  At June 30, 2011, available-for-sale securities amounted to $71.9 million compared to $89.4 million at year-end 2010.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $31.4 million through its membership in the FHLBNY and $4.0 million at Atlantic Central Bankers Bank at June 30, 2011.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At June 30, 2011, the Bank's Tier I and Tier II capital ratios were 12.84% and 14.10%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of June 30, 2011, the Bank had a leverage ratio of 9.56%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2011 totaled $43.5 million and consisted of $16.5 million in commitments to grant commercial real estate, construction and land development loans, $12.1 million in home equity lines of credit, $13.1 million in other unused commitments and $1.8 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999, we announced a stock repurchase plan whereby we may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  The plan has been amended several times to increase the number of shares which may be repurchased, and we currently have the authority to repurchase up to 400,000 shares of our common stock.  As of June 30, 2011, 247,342 shares had been purchased as part of the plan and 152,658 shares were left to be purchased under the plan.  No shares were purchased during the first six months of 2011.

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 – [Removed and Reserved]

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

Date: August 15, 2011	By:	/s/ Steven M. Fusco
STEVEN M. FUSCO
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)

31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.