Form 10-Q
period 2011-09-30
SUSSEX BANCORP
filed 2011-11-14
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

As of November 1, 2011 there were 3,372,688 shares of common stock, no par value, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	September 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$5,280	$4,672
Interest-bearing deposits with other banks	43,117	10,077
Federal funds sold	-	3,000
Cash and cash equivalents	48,397	17,749

Interest bearing time deposits with other banks	100	600
Securities available-for-sale, at estimated fair value	78,613	89,380
Securities held-to-maturity, at cost (estimated fair value of $3,424	3,287	1,000
at September 30, 2011 and $1,007 at December 31, 2010)
Federal Home Loan Bank Stock, at cost	1,837	2,235

Loans receivable, net of unearned income	337,794	338,234
Less: allowance for loan losses	7,401	6,397
Net loans receivable	330,393	331,837

Foreclosed real estate	4,545	2,397
Premises and equipment, net	6,422	6,749
Accrued interest receivable	1,602	1,916
Goodwill	2,820	2,820
Bank-owned life insurance	11,037	10,173
Other assets	6,831	7,168

Total Assets	$495,884	$474,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$39,613	$35,362
Interest bearing	375,437	350,605
Total deposits	415,050	385,967

Short term borrowings	-	10,000
Long term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,559	2,504
Junior subordinated debentures	12,887	12,887

Total Liabilities	456,496	437,358

Stockholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
issued shares 3,373,468 in 2011 and 3,352,346 in 2010;
outstanding shares 3,372,688 in 2011 and 3,351,566 in 2010	27,943	27,870
Treasury stock, at cost; 780 shares in 2011and 780 shares in 2010	(4)	(4)
Retained earnings	10,708	8,753
Accumulated other comprehensive income	741	47

Total Stockholders’ Equity	39,388	36,666

Total Liabilities and Stockholders’ Equity	$495,884	$474,024

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands Except Per Share Data)	2011	2010	2011	2010

INTEREST INCOME
Loans receivable, including fees	$4,687	$4,765	$14,210	$14,194
Securities:
Taxable	313	412	989	1,378
Tax-exempt	296	292	879	820
Federal funds sold	-	3	3	20
Interest bearing deposits	20	20	32	30
Total Interest Income	5,316	5,492	16,113	16,442

INTEREST EXPENSE
Deposits	806	943	2,342	3,158
Borrowings	268	358	797	1,065
Junior subordinated debentures	55	62	164	170
Total Interest Expense	1,129	1,363	3,303	4,393

Net Interest Income	4,187	4,129	12,810	12,049
PROVISION FOR LOAN LOSSES	737	662	2,688	2,364
Net Interest Income after Provision for Loan Losses	3,450	3,467	10,122	9,685

OTHER INCOME
Service fees on deposit accounts	324	375	968	1,049
ATM and debit card fees	140	128	400	370
Bank-owned life insurance	105	100	314	209
Insurance commissions and fees	545	485	1,724	1,622
Investment brokerage fees	33	24	103	133
Realized holding gains on trading securities	-	-	-	7
Gain (loss) on sale of securities, available-for-sale	(1)	(2)	268	52
Gain on sale of premises and equipment	-	2	-	2
Gain (loss) on sale of foreclosed real estate	2	12	(2)	17
Impairment write-downs on equity securities	-	-	-	(171)
Other	58	52	177	200
Total Other Income	1,206	1,176	3,952	3,490

OTHER EXPENSES
Salaries and employee benefits	2,219	1,885	6,212	5,865
Occupancy, net	338	336	1,055	1,011
Furniture, equipment and data processing	283	325	871	919
Advertising and promotion	52	36	141	138
Professional fees	163	130	439	398
Director fees	5	65	144	183
FDIC assessment	153	232	535	681
Insurance	53	56	163	167
Stationary and supplies	39	53	122	147
Loan collection costs	314	144	606	307
Write-down on foreclosed assets	-	182	145	209
Expenses related to foreclosed assets	74	82	177	222
Amortization of intangible assets	3	3	8	11
Other	329	315	966	950
Total Other Expenses	4,025	3,844	11,584	11,208

Income before Income Taxes	631	799	2,490	1,967
PROVISION FOR INCOME TAXES	97	168	535	388
Net Income	$534	$631	$1,955	$1,579

EARNINGS PER SHARE
Basic	$0.16	$0.19	$0.60	$0.49
Diluted	$0.16	$0.19	$0.59	$0.48

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousand)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2009	3,259,786	$27,805	$6,577	$145	$-	$34,527
Comprehensive income:
Net income	-	-	1,579	-	-	1,579
Change in unrealized gains on securities available-for-sale, net of tax	-	-	-	806		806
Total Comprehensive Income						2,385

Restricted stock granted	95,303	-	-	-	-	-
Restricted stock forfeited	(2,743)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	47	-	-	-	47

Balance September 30, 2010	3,352,346	$27,852	$8,156	$951	$-	$36,959

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Comprehensive income:
Net income	-	-	1,955	-	-	1,955
Change in unrealized gains on securities available-for-sale, net of tax	-	-	-	694	-	694
Total Comprehensive Income						2,649

Restricted stock granted	22,805	-	-	-	-	-
Restricted stock forfeited	(1,683)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	73	-	-	-	73

Balance September 30, 2011	3,372,688	$27,943	$10,708	$741	$(4)	$39,388

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$1,955	$1,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,688	2,364
Provision for depreciation and amortization	458	510
Net change in trading securities	-	714
Net amortization of securities premiums and discounts	646	203
Net realized gain on sale of securities	(268)	(52)
Impairment charge on equity securities	-	171
Net realized gain on the sale of premises and equipment	-	(2)
Net realized loss (gain) on sale of foreclosed real estate	2	(17)
Provision for foreclosed assets	145	209
Earnings on bank-owned life insurance	(314)	(209)
Compensation expense for stock options and stock awards	73	47
(Increase) decrease in assets:
Accrued interest receivable	314	18
Other assets	(133)	(581)
Increase in accrued interest payable and other liabilities	55	304

Net Cash Provided by Operating Activities	5,621	5,258

Cash Flows from Investing Activities
Securities available-for-sale:
Purchases	(18,431)	(33,784)
Sales	6,252	1,077
Maturities, calls and principal repayments	23,727	21,608
Securities held-to-maturity:
Purchases	(2,289)	-
Net increase in loans	(3,944)	(3,347)
Proceeds from the sale of foreclosed assets	405	2,492
Net maturities (purchases) of interest bearing time deposits	500	(500)
Purchases of bank premises and equipment	(124)	(302)
Proceeds from the sale of premises and equipment	-	2
Purchases of bank-owned life insurance	(550)	(6,500)
Decrease (increase) in FHLB stock	398	(57)

Net Cash Provided by (Used in) Investing Activities	5,944	(19,311)

Cash Flows from Financing Activities
Net increase in deposits	29,083	26,662
Repayments of borrowings	(10,000)	(44)

Net Cash Provided by Financing Activities	19,083	26,618

Net Increase in Cash and Cash Equivalents	30,648	12,565

Cash and Cash Equivalents - Beginning	17,749	23,079
Cash and Cash Equivalents - Ending	$48,397	$35,644

Supplementary Cash Flows Information
Interest paid	$3,286	$4,411
Income taxes paid	$1,069	$617
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$2,700	$936
Trading securities transferred to available-for-sale securities	$-	$2,241

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This issuance clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in ASU 2011-02 are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20, for interim and annual periods beginning on or after June 15, 2011. We completed our evaluation on ASU 2011-02 and it did not have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements.

Note 2 – Securities

The amortized cost and approximate fair value of securities available-for-sale and held-to-maturity as of September 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2011
Available-for-Sale
U.S. government agencies	$4,000	$4	$-	$4,004
State and political subdivisions	26,953	943	(55)	27,841
Mortgage-backed securities:
U.S. government-sponsored enterprises	41,759	704	(74)	42,389
Private mortgage-backed securities	3,020	67	-	3,087
Equity securities-financial services industry and other	1,646	3	(357)	1,292
	77,378	1,721	(486)	78,613
Held-to-Maturity Securities
State and political subdivisions	3,287	137	-	3,424
Total Securities	$80,665	$1,858	$(486)	$82,037

December 31, 2010
Available-for-Sale
U.S. government agencies	$21,158	$78	$(47)	$21,189
State and political subdivisions	29,353	97	(715)	28,735
Mortgage-backed securities:
U.S. government-sponsored enterprises	32,560	747	(21)	33,286
Private mortgage-backed securities	4,592	215	-	4,807
Equity securities-financial services industry and other	1,638	9	(284)	1,363
	89,301	1,146	(1,067)	89,380
Held-to-Maturity Securities
State and political subdivisions	1,000	7	-	1,007
Total Securities	$90,301	$1,153	$(1,067)	$90,387

The amortized cost and fair value of securities at September 30, 2011 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$2,581	$2,585	$1,219	$1,224
Due after one year through five years	3,000	3,002	-	-
Due after five years through ten years	197	200	1,068	1,088
Due after ten years	25,175	26,058	1,000	1,112
Total bonds and obligations	30,953	31,845	3,287	3,424
Mortgage-backed securities:
U.S. government-sponsored enterprises	41,759	42,389	-	-
Private mortgage-backed securities	3,020	3,087	-	-
Equity securities-financial services industry and other	1,646	1,292	-	-
Total securities	$77,378	$78,613	$3,287	$3,424

Temporarily Impaired Securities and Other-Than-Temporary Impairment

The following table shows the gross unrealized losses and fair value for securities in our portfolio that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2011
Available-for-sale securities:
U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	897	(55)	897	(55)
Mortgage-backed securities:
U.S. government-sponsored enterprises	12,469	(74)	-	-	12,469	(74)
Equity securities-financial services industry and other	888	(19)	488	(338)	1,376	(357)
Total Temporarily Impaired Securities	$13,357	$(93)	$1,385	$(393)	$14,742	$(486)

December 31, 2010
Available-for-sale securities:
U.S. government agencies	$6,962	$(47)	$-	$-	$6,962	$(47)
State and political subdivisions	18,006	(578)	1,071	(137)	19,077	(715)
Mortgage-backed securities:
U.S. government-sponsored enterprises	4,536	(21)	-	-	4,536	(21)
Equity securities-financial services industry and other	820	(50)	445	(234)	1,265	(284)
Total Temporarily Impaired Securities	$30,324	$(696)	$1,516	$(371)	$31,840	$(1,067)

As of September 30, 2011, we reviewed our investment portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred.

At September 30, 2011, the market value of and the unrealized losses for our state and political subdivisions investment portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2011, there were 3 securities that had an unrealized loss, compared to 44 securities at December 31, 2010.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our state and political subdivision securities at September 30, 2011 were deemed to be other than temporarily impaired.

At September 30, 2011, the decline in market value and the unrealized losses for our mortgaged-backed securities that are backed by U.S. government-sponsored enterprises were caused by changes in interest rates and spreads and were not the result of credit quality. At both September 30, 2011 and December 31, 2010, there were 2 securities that had an unrealized loss. The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality.  As of September 30, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our mortgaged-backed securities at September 30, 2011 were deemed to be other than temporarily impaired.  At September 30, 2011, our private mortgage-backed securities portfolio all had unrealized gains and was rated investment grade.

Our investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services and insurance industries.  These securities, other than the mutual fund, which had a fair value of $850 thousand and an unrealized loss of $7 thousand at September 30, 2011, have been adversely impacted by the effects of the current economic environment on the financial services and insurance industries.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.  At September 30, 2011, there were 14 of 20 securities that had an unrealized loss, including an equity portfolio fund with a market value of $111 thousand and an unrealized loss of $139 thousand.  We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

During the second quarter of 2010, we recognized $171 thousand pre-tax ($113 thousand after-tax, or $0.03 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund that had an amortized cost of $250 thousand and a termination date of October 2010.  The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost before its termination date.  The fund was comprised of common stocks of bank holding companies.  During the third quarter of 2010, management decided to execute a redemption in kind provision for this investment prior to the termination date of October 22, 2010.  We received its pro-rata share of the underlying bank securities. We received seventeen different equity securities totaling $76 thousand. In October of 2010 the securities which then were recorded at market value resulted in an additional $3 thousand pre-tax charge related to the exchange.  As of September 30, 2011, we held 16 equity securities and their current market value was $63 thousand with a net unrealized loss of $9 thousand.

Note 3 – Loans

The composition of net loans receivable at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Commercial and industrial loans	$13,589	$15,045
Construction	17,447	20,862
Commercial real estate	204,279	204,407
Residential real estate	101,386	96,659
Consumer and other	1,272	1,395
	337,973	338,368
Unearned net loan origination fees	(179)	(134)
Allowance for loan losses	(7,401)	(6,397)
Net Loans Receivable	$330,393	$331,837

An age analysis of loans receivable which are past due as of September 30, 2011 and December 31, 2010 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

September 30, 2011
Commercial and industrial	$383	$643	$85	$1,111	$12,478	$13,589	$-
Construction	-	785	5,489	6,274	11,173	17,447	563
Commercial real estate	2,859	3,214	20,603	26,676	177,603	204,279	425
Residential real estate	798	520	2,304	3,622	97,764	101,386	-
Consumer and other	8	12	10	30	1,242	1,272	10
Total	$4,048	$5,174	$28,491	$37,713	$300,260	$337,973	$998

December 31, 2010
Commercial and industrial	$182	$229	$98	$509	$14,536	$15,045	$20
Construction	-	-	6,430	6,430	14,432	20,862	-
Commercial real estate	2,316	3,946	14,959	21,221	183,186	204,407	29
Residential real estate	3,029	-	1,244	4,273	92,386	96,659	-
Consumer and other	3	16	-	19	1,376	1,395	-
Total	$5,530	$4,191	$22,731	$32,452	$305,916	$338,368	$49

(a)	includes loans greater than 90 days past due and still accruing and non-accrual loans

Loans which the accrual of interest has been discontinued at September 30, 2011 and December 31, 2010 were:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Commercial and industrial	$85	$78
Construction	4,926	6,430
Commercial real estate	20,178	14,930
Residential real estate	2,304	1,244
Consumer and other	-	-
Total	$27,493	$22,682

The following table presents changes in the allowance for loan losses for the three and nine months ended September 30, 2011:

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three Months Ended:
September 30, 2011
Beginning balance	$428	$969	$4,773	$945	$45	$376	$7,536
Charge-offs	-	-	(868)	-	(10)	-	(878)
Recoveries	1	-	1	-	4	-	6
Provision	58	435	327	58	(1)	(140)	737
Ending balance	$487	$1,404	$4,233	$1,003	$38	$236	$7,401

Nine Months Ended:
September 30, 2011
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	(13)	(909)	(1,263)	(12)	(33)	-	(2,230)
Recoveries	4	516	9	-	17	-	546
Provision	60	614	1,727	217	(2)	72	2,688
Ending balance	$487	$1,404	$4,233	$1,003	$38	$236	$7,401

The following table presents the balance in the allowance of loan losses at September 30, 2011 and December 31, 2010 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Individually	Collectively
		Individually	Collectively		Evaluated	Evaluated
		Evaluated for	Evaluated for		for	for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment
September 30, 2011
Commercial and industrial	$487	$80	$407	$13,589	$85	$13,504
Construction	1,404	897	507	17,447	4,926	12,521
Commercial real estate	4,233	1,297	2,936	204,279	23,001	181,278
Residential real estate	1,003	249	754	101,386	2,304	99,082
Consumer and other loans	38	-	38	1,272	-	1,272
Unallocated	236	-	-	-	-	-
Total	$7,401	$2,523	$4,642	$337,973	$30,316	$307,657

December 31, 2010
Commercial and industrial	$436	$54	$382	$15,045	$78	$14,967
Construction	1,183	610	573	20,862	6,636	14,226
Commercial real estate	3,760	493	3,267	204,407	15,514	188,893
Residential real estate	798	233	565	96,659	1,244	95,415
Consumer and other loans	56	-	56	1,395	-	1,395
Unallocated	164	-	-	-	-	-
Total	$6,397	$1,390	$4,843	$338,368	$23,472	$314,896

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

The following tables illustrate our credit risk profile by creditworthiness category as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$12,859	$291	$430	$9	$13,589
Construction	10,949	563	5,935	-	17,447
Commercial real estate	169,469	6,509	28,301	-	204,279
Residential real estate	96,862	513	4,011	-	101,386
Consumer and other	1,262	-	10	-	1,272
	$291,401	$7,876	$38,687	$9	$337,973

	December 31, 2010
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$14,268	$679	$75	$23	$15,045
Construction	10,669	2,753	7,440	-	20,862
Commercial real estate	162,147	19,880	21,920	460	204,407
Residential real estate	93,884	1,083	1,681	11	96,659
Consumer and other	1,382	-	13	-	1,395
	$282,350	$24,395	$31,129	$494	$338,368

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

The following table reflects our impaired loans as of September 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

September 30, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$10	$1
Construction	2,604	2,908	-	3,454	-
Commercial real estate	9,356	10,521	-	8,608	142
Residential real estate	1,675	1,675	-	954	27
Consumer and other	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	85	85	80	81	-
Construction	2,322	2,322	897	1,980	-
Commercial real estate	13,676	14,435	1,297	10,899	144
Residential real estate	636	630	249	637	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$85	$85	$80	$91	$1
Construction	4,926	5,231	897	5,434	-
Commercial real estate	23,032	24,955	1,297	19,507	286
Residential real estate	2,311	2,304	249	1,591	28
Consumer and other	-	-	-	-	-
	$30,354	$32,575	$2,523	$26,623	$315

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$188	$-
Construction	3,230	3,535	-	2,885	38
Commercial real estate	4,863	5,284	-	8,122	118
Residential real estate	560	560	-	849	7
Consumer and other	-	-	-	9	-

With an allowance recorded:
Commercial and industrial	78	78	54	71	-
Construction	3,406	5,481	610	2,568	-
Commercial real estate	10,651	11,453	493	10,379	299
Residential real estate	684	684	233	449	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$78	$78	$54	$259	$-
Construction	6,636	9,016	610	5,453	38
Commercial real estate	15,514	16,737	493	18,501	417
Residential real estate	1,244	1,244	233	1,298	8
Consumer and other	-	-	-	9	-
	$23,472	$27,075	$1,390	$25,520	$463

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents the recorded investment in troubled debt restructured loans as of September 30, 2011 based on payment performance status (in thousands):

	Commercial Real Estate	Commercial & Industrial	Total

Performing	$1,509	$9	$1,518
Non-performing	6,282	-	6,282
Total	$7,791	$9	$7,800

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2011, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2011, one loan modification was executed which constituted a troubled debt restructuring.  The modification included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; or permanent reduction of the principal or interest of the loan or an extension of additional credit for payment of delinquent real estate taxes.

The following tables summarize troubled debt restructurings that occurred during the periods indicated (in thousands):

For the three months ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial Real Estate	-	$-	$-

	For the nine months ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial Real Estate	1	$1,535	$1,535

The troubled debt restructuring described above did not require a net allocation of the allowance for credit losses for the three and nine month periods ending September 30, 2011.  No charge-offs were recorded during the three and nine month periods ending September 30, 2011.

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the periods indicated (in thousands):

	For the three months ending September 30, 2011		For the nine months ending September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Commercial real estate	-	$-	2	$1,414

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms.  The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $7 thousand for the three and nine month period ending September 30, 2011.  There were no charge-offs on these defaulted troubled debt restructurings during the three and nine month periods ending September 30, 2011.

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

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common
stockholders	$534	3,257	$0.16	$631	3,250	$0.19
Effect of dilutive securities:
Stock options	-	75		-	59
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$534	3,332	$0.16	$631	3,309	$0.19

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common
stockholders	$1,955	3,256	$0.60	$1,579	3,250	$0.49
Effect of dilutive securities:
Stock options	-	70		-	44
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,955	3,326	$0.59	$1,579	3,294	$0.48

Note 5 – Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Unrealized holding gain on available-for-sale securities	$353	$690	$1,425	$1,225
Reclassification adjustments for gains (losses) and
impairment write-downs included in net income	(1)	(2)	268	(119)
Net unrealized gain	354	692	1,157	1,344
Tax effect	(142)	(277)	(463)	(538)
Other comprehensive income, net of tax	$212	$415	$694	$806

Note 6 – Segment Information

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
(Dollars in thousands)	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,187	$-	$4,187	$4,129	$-	$4,129
Other income from external sources	661	545	1,206	691	485	1,176
Depreciation and amortization	148	3	151	177	3	180
Income before income taxes	635	(4)	631	845	(46)	799
Income tax expense (benefit)(1)	99	(2)	97	186	(18)	168
Total assets	492,953	2,931	495,884	481,182	3,013	484,195

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$12,810	$-	$12,810	$12,049	$-	$12,049
Other income from external sources	2,228	1,724	3,952	1,868	1,622	3,490
Depreciation and amortization	449	9	458	501	9	510
Income before income taxes	2,336	154	2,490	1,971	(4)	1,967
Income tax expense(1)	473	62	535	390	(2)	388
Total assets	495,884	2,931	495,884	481,182	3,013	484,195

(1)	Insurance Services calculated at statutory tax rate of 40%

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

Information regarding our stock option plans as of September 30, 2011 was as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	116,075	$12.33
Options expired	-	-
Options forfeited	(3,438)	14.20
Options outstanding, end of quarter	112,637	$12.27	2.28	$-
Options exercisable, end of quarter	112,637	$12.27	2.28	$-
Option price range at end of quarter	$8.86 to $16.45
Option price range for exercisable shares	$8.86 to $16.45

During the first nine months of 2011 and 2010, we expensed $72 thousand and $47 thousand, respectively, in stock-based compensation under restricted stock awards.  Information regarding our restricted stock activity as of September 30, 2011 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock, beginning of year	101,991	$4.71
Granted	22,805	6.25
Forfeited	(1,683)	5.85
Vested	(7,709)	6.47
Restricted stock, end of quarter	115,404	$4.88

At September 30, 2011, unrecognized compensation expense for non-vested restricted stock was $479 thousand, which is expected to be recognized over an average period of 4.3 years.

Note 8 – Guarantees

We do not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We, generally, hold collateral and/or personal guarantees supporting these commitments.  We had $1.7 million of undrawn standby letters of credit outstanding as of September 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices In Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

September 30, 2011:
U.S. government agencies	$4,004	$-	$4,004	$-
State and political subdivisions	27,841	-	27,841	-
Mortgage-backed securities
U.S. government-sponsored enterprises	42,389	-	42,389	-
Private mortgage-backed securities	3,087	-	3,087	-
Equity securities-financial services industry and other	1,292	1,144	148	-

December 31, 2010:
U.S. government agencies	$21,189	$-	$21,189	$-
State and political subdivisions	28,735	-	28,735	-
Mortgage-backed securities
U.S. government-sponsored enterprises	33,286	-	33,286	-
Private mortgage-backed securities	4,807	-	4,807	-
Equity securities-financial services industry and other	1,363	1,213	150	-

On June 1, 2010, we transferred all trading securities, which amounted to $2.2 million, to available-for-sale at fair value. There were holding gains on trading securities recorded on the income statement of $7 thousand for the nine months ended September 30, 2010. Our available-for-sale and held-to-maturity securities portfolios contain investments which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were no trading securities held during 2011.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

September 30, 2011:
Impaired loans	$14,196	$-	$-	$14,196
Foreclosed real estate	3,994	-	-	3,994

December 31, 2010:
Impaired loans	$13,430	$-	$-	$13,430
Foreclosed real estate	2,007	-	-	2,007

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2011 and December 31, 2010:

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

Securities: The fair value of securities, available-for-sale (carried at fair value) is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

The estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$48,937	$48,937	$17,749	$17,749
Time deposits with other banks	100	100	600	600
Securities available-for-sale	78,613	78,613	89,380	89,380
Securities held-to-maturity	3,287	3,424	1,000	1,007
Federal Home Loan Bank stock	1,837	1,837	2,235	2,235
Loans receivable, net of allowance	330,393	332,925	331,837	334,762
Accrued interest receivable	1,602	1,602	1,916	1,916

Financial liabilities:
Deposits	415,050	417,621	385,957	386,935
Borrowings	26,000	29,569	36,000	38,168
Junior subordinated debentures	12,887	6,233	12,887	8,647
Accrued interest payable	286	286	269	269

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ from those estimates.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Overview - We realized net income of $534 thousand for the third quarter of 2011, a decrease of $97 thousand, or 15.4%, from net income of $631 thousand reported for the same period in 2010. Basic and diluted earnings per share for the three months ended September 30, 2011 were $0.16 compared to the basic and diluted earnings per share of $0.19 for the comparable period of 2010.  The decrease in net income was largely due to an increase in non-interest expenses of $181 thousand.  Third quarter results reflected an increase in non-interest expenses largely attributed to higher salaries and employee benefits expenses due in part to the expansion of our commercial lending group.  Management continues to focus on strengthening the Company’s core operations as well as resolving and mitigating the Company’s credit exposures.

Net loss before taxes for our Tri-State segment improved to $4 thousand for the third quarter of 2011 compared to net loss before taxes of $46 thousand in the same period in 2010.  This improvement was largely the result of a $60 thousand, or 12.4%, increase in revenues.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month period ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)

Earning Assets:
Securities:
Tax exempt(3)	$30,059	$449	5.92%	$30,669	$436	5.64%
Taxable	48,890	313	2.54%	49,501	412	3.30%
Total securities	78,949	762	3.83%	80,170	848	4.20%
Total loans receivable(4)	338,393	4,687	5.49%	329,294	4,765	5.74%
Other interest-earning assets	35,530	20	0.22%	39,071	23	0.23%
Total earning assets	452,872	$5,468	4.79%	448,535	$5,636	4.99%

Non-interest earning assets	41,159			39,847
Allowance for loan losses	(7,261)			(5,809)
Total assets	$486,770			$482,573

Sources of Funds:
Interest bearing deposits:
NOW	$77,676	$85	0.44%	$67,306	$109	0.64%
Money market	16,564	23	0.54%	13,735	25	0.72%
Savings	168,419	287	0.68%	178,833	398	0.88%
Time	102,725	411	1.59%	100,517	411	1.62%
Total interest bearing deposits	365,384	806	0.88%	360,391	943	1.04%
Borrowed funds	26,000	268	4.03%	33,051	358	4.24%
Junior subordinated debentures	12,887	55	1.65%	12,887	62	1.88%
Total interest bearing liabilities	404,271	$1,129	1.11%	406,329	$1,363	1.33%

Non-interest bearing liabilities:
Demand deposits	41,012			38,721
Other liabilities	2,613			1,266
Total non-interest bearing liabilities	43,625			39,987
Stockholders’ equity	38,874			36,257
Total liabilities and stockholders’ equity	$486,770			$482,573

Net interest income and margin(5)		$4,339	3.80%		$4,273	3.78%

(1)	Includes loan fee income

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

Net interest income, on a fully tax equivalent basis, increased $66 thousand, or 1.5%, to $4.3 million for the quarter ended September 30, 2011, as compared to the same period in 2010.  The increase in net interest income was largely due to our net interest margin improving 2 basis points to 3.80% for the third quarter of 2011compared to the same period in 2010.  The improvement was driven by a 22 basis point decrease in the average rate paid on interest bearing liabilities, offset by a decline in the average rate earned on total earning assets, which decreased 20 basis points to 4.79% for the third quarter of 2011 from 4.99% for the same period in 2010.  Total earning assets increased $4.3 million while total interest bearing liabilities declined $2.1 million between the two third quarter periods ended September 30, 2011 and 2010.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $168 thousand for the quarter ended September 30, 2011 as compared to the same period last year.  The decline was due to lower taxable security yields and loan yields, which decreased 76 basis points and 25 basis points, respectively.

Total interest income on securities, on a fully taxable equivalent basis, decreased $86 thousand, to $762 thousand for the quarter ended September 30, 2011 from $848 thousand for the third quarter of 2010.  This decline was largely due to a 37 basis point decrease in the yield on securities from 4.20% to 3.83% between the two third quarter periods.  The decline in security yields was mostly attributed to the reinvestment of cash flows from maturities, calls and prepayments into lower market rate environment.

The interest earned on total loans receivable decreased $78 thousand for the third quarter of 2011 as compared to the third quarter in 2010.  The decline was mostly driven by a 25 basis point decline in average yields due to lower market rates and a $5.0 million increase in non-accrual loans between the two third quarter periods.  The average rate earned on loans for the quarter ended September 30, 2011 was 5.49% as compared to 5.74% for the same period in 2010.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. The interest earned on total other interest-earning assets decreased $3 thousand for the third quarter of 2011 as compared to the third quarter in 2010 due to lower average balances.  The average balances in other interest-earning assets decreased $3.5 million, or 9.1%, to $35.5 million in the third quarter of 2011 from $39.1 million during the third quarter a year earlier.  The decreases in the average balance in interest bearing deposits were used to fund the growth in the loan portfolio.

Interest Expense - Our interest expense for the three months ended September 30, 2011 decreased $234 thousand, or 17.2%, to $1.1 million from $1.4 million for the same period in 2010.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 22 basis points from 1.33% for the three months ended September 30, 2010 to 1.11% for the same period in 2011.  The improvement in interest expense was partly due to a decline in average balances in interest-bearing liabilities, which decreased $2.1 million, or 0.5%, to $404.3 million for the third quarter in 2011 from $406.3 million for the same period in 2010.

Interest expense on deposits declined $137 thousand, or 14.5%, for the quarter ended September 30, 2011, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 16 basis points for the third quarter 2011 as compared to the same period in 2010.  The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two third quarter periods.  During the third quarter of 2011, there was a favorable shift in deposit mix as savings deposits, on average, with a yield of 68 basis points declined $10.4 million, while NOW accounts, on average, with a yield of 44 basis points increased $10.4 million.  The shift in mix had a positive effect on interest expense for the third quarter of 2011.

Interest expense on borrowings declined $90 thousand, or 25.1%, for the quarter ended September 30, 2011, as compared to the same period last year.  The decrease was largely due to a decline in our average borrowed funds by $7.1 million to $26.0 million for the quarter ended September 30, 2011 as compared to the same period last year.  The decline in interest expense on borrowings also benefited from lower average rates paid on borrowed funds, which declined 21 basis points to 4.03% for the quarter ended September 30, 2011 as compared to 4.24% for the same period last year.

We had an average balance of $12.9 million in junior subordinated debentures outstanding during the third quarters of 2011 and 2010.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures declined 23 basis points to 1.65% for the third quarter for 2011 compared to 1.88% in the third quarter of 2010.

Provision for Loan Losses - The loan loss provision for the third quarter of 2011 increased $75 thousand, or 11.3%, to $737 thousand compared to a provision of $662 thousand in the third quarter of 2010.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased $30 thousand, or 2.5%, to $1.2 million for the three months ended September 30, 2011 compared to the same period in 2010.  The increase in non-interest income was largely due to a $60 thousand, or 12.4%, growth in insurance commissions and fees and a $12 thousand, or 9.4%, improvement in ATM and debit card fees for the third quarter of 2011 as compared to the same period in 2010.  The aforementioned increases were partly offset by a $51 thousand, 13.6%, decline in service fees on deposits.

Non-Interest Expense – Total non-interest expense increased $181 thousand, or 4.7%, to $4.0 million for the quarter ended September 30, 2011.  The increase for the third quarter of 2011 versus the same period in 2010 was largely due to a $334 thousand increase in salaries and employee benefits and higher loan collection costs of $170 thousand.  The increase in salaries and employee benefits was mostly attributed to an increase in commercial lenders, an adjustment in 2010 to reduce incentive compensation and higher medical premium expenses for the third quarter of 2011 as compared to the same quarter in 2010.  The aforementioned increase was partly offset by declines in write-downs on foreclosed real estate and FDIC assessments of $182 thousand and $79 thousand, respectively.  Director fees declined $60 thousand in the third quarter of 2011 to $5 thousand, largely due to fluctuations in our stock price and its effect on the value of the Director’s deferred stock compensation plan.

Income Taxes - our income tax expense, which includes both federal and state taxes, was $97 thousand for the three months ended September 30, 2011 compared to $168 thousand for the third quarter of 2010.  The decrease of $71 thousand in income taxes in the third quarter of 2011, as compared to the same period in 2010, was largely the result of a decrease in pre-tax income.  The 15.4% effective tax rate for the three months ended September 30, 2011 and 21.0% in the prior year period was due to the benefit from tax exempt income from securities and bank-owned life insurance policies.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Overview - For the nine months ended September 30, 2011, net income was $2.0 million, an increase of $376 thousand, or 23.8%, from $1.6 million reported for the same period in 2010.  Diluted earnings per share were $0.59 for the nine month period ended September 30, 2011 and $0.48 for the same period last year.  The increase in net income reflects a $761 thousand growth in net interest income and a $462 thousand improvement in non-interest income, which was partially offset by a $324 thousand increase in the provision for loan losses.

Net income before taxes for our Tri-State segment increased $158 thousand resulting in a net income before taxes of $154 thousand for the first nine months of 2011 compared to net loss before taxes of $4 thousand for the same period in 2010.  This increase was the combination of insurance commission and fee income increasing $102 thousand and other expenses decreasing $56 thousand between the two periods.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month period ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)

Earning Assets:
Securities:
Tax exempt(3)	$29,962	$1,332	5.94%	$28,432	$1,228	5.77%
Taxable	52,398	989	2.52%	49,820	1,378	3.70%
Total securities	82,360	2,321	3.77%	78,252	2,606	4.45%
Total loans receivable(4)	341,123	14,210	5.57%	330,340	14,194	5.74%
Other interest-earning assets	23,318	35	0.20%	34,914	50	0.19%
Total earning assets	446,802	16,566	4.96%	443,506	$16,850	5.08%

Non-interest earning assets	38,020			38,058
Allowance for loan losses	(7,227)			(5,991)
Total assets	$477,595			$475,573

Sources of Funds:
Interest bearing deposits:
NOW	$78,923	$305	0.52%	$64,342	$386	0.80%
Money market	14,838	61	0.55%	12,857	74	0.77%
Savings	169,360	881	0.70%	174,285	1,398	1.07%
Time	94,898	1,095	1.54%	102,586	1,300	1.69%
Total interest bearing deposits	358,019	2,342	0.87%	354,070	3,158	1.19%
Borrowed funds	26,859	797	3.91%	33,065	1,065	4.25%
Junior subordinated debentures	12,887	164	1.68%	12,887	170	1.74%
Total interest bearing liabilities	397,765	3,303	1.11%	400,022	$4,393	1.47%

Non-interest bearing liabilities:
Demand deposits	39,423			38,474
Other liabilities	2,427			1,436
Total non-interest bearing liabilities	41,850			39,910
Stockholders’ equity	37,980			35,641
Total liabilities and stockholders’ equity	$477,595			$475,573

Net interest income and margin(5)		$13,263	3.97%		$12,457	3.76%

(1)	Includes loan fee income

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

(4)	Loans outstanding include non-accrual loans

(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net Interest Income - Net interest income, on a fully taxable equivalent basis, increased $806 thousand, or 6.5%, to $13.3 million for the nine months ended September 30, 2011, as compared to $12.5 million for same period in 2010.  Our net interest margin improved 21 basis points to 3.97% for the first nine months of 2011, compared to 3.76% for the same period last year.  The improvement was mostly attributed to a 36 basis point decline in the average rate paid on interest bearing liabilities to 1.11%, which was partly offset by an 12 basis point decrease in the average rate on earning assets to 4.96% for the nine month period ended September 30, 2011 as compared to the same period last year. The average balance of earning assets grew $3.3 million and as the balance sheet mix shifted to higher yielding loans and securities from lower yielding other interest-earning assets.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $284 thousand for the nine months ended September 30, 2011 as compared to the same period last year.  The decline was principally due to lower security yields, which decreased 68 basis points.

Total interest income on securities, on a fully taxable equivalent basis, decreased $285 thousand, to $2.3 million for the nine months ended September 30, 2011 from $2.6 million for the same period last year.  This decline was driven by a 68 basis point decrease in the yield on securities from 4.45% for the nine months ended September 30, 2010 to 3.77% for the nine months ended September 30, 2011.  The decline in interest income on securities was partly offset by a $4.1 million increase in average balances of total securities between the two periods.  The decline in security yields was mostly attributed to the reinvestment of cash flows from maturities, calls and prepayments into a lower market rate environment.

The interest earned on total loans receivable increased $16 thousand for the first nine months of 2011 as compared to the same period in 2010, which was mostly driven by a $10.8 million growth in loans, on average.  The increase in interest income was partly offset by a 17 basis point decline in average yields.  The average rate earned on loans for the nine months ended September 30, 2011 was 5.57% as compared to 5.74% for the same period in 2010.

Interest Expense - Our interest expense for the nine months ended September 30, 2011 decreased $1.1 million, or 24.8%, to $3.3 million from $4.4 million for the same period in 2010.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 36 basis points from 1.47% for the nine months ended September 30, 2010 to 1.11% for the same period in 2011.

Interest expense on deposits declined $816 thousand, or 25.8%, for the nine months ended September 30, 2011, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 32 basis points for the first nine months of 2011 as compared to the same period in 2010.  The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two periods.  During the nine months of 2011, there was a favorable shift in deposit mix as time deposits, on average, declined $7.7 million, while NOW accounts, on average, increased $14.6 million.  The shift in mix had a positive effect on interest expense for the first nine months of 2011.

Interest expense on borrowings declined $268 thousand, or 25.2%, for the nine months ended September 30, 2011, as compared to the same period last year.  The decrease was largely due to a decline in our average borrowed funds by $6.2 million to $26.9 million for the nine months ended September 30, 2011 as compared to the same period last year.  The decline in interest expense on borrowings also benefited from lower average rates paid on borrowed funds, which declined 34 basis points to 3.91% for the nine months ended September 30, 2011 as compared to 4.25% for the same period last year.

We had an average balance of $12.9 million in junior subordinated debentures outstanding during the first nine months of 2011 and 2010.  The $12.9 million junior subordinated debentures, issued on June 28, 2007 bear a floating rate of interest tied to the three month LIBOR.  The average rate paid on the debentures decreased 6 basis points to 1.68% for the nine months ended September 30, 2011 from 1.74% for the same period in 2010.

Provision for Loan Losses - The loan loss provision for the first nine months of 2011 increased $324 thousand, or 13.7%, to $2.7 million compared to a provision of $2.4 million for the same period in 2010.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased income of $462 thousand, or 13.2%, to $4.0 million for the nine months ended September 30, 2011.  The increase in non-interest income was largely due to a $216 thousand gain on sale of securities and a decrease in an impairment write-down on equity securities originally recorded in 2010.  Contributing to the growth in non-interest income were increases in bank-owned life insurance income of $105 thousand, or 50.2%, and higher insurance commissions and fees of $102 thousand, or 6.3%, from Tri-State as compared to the same period last year.

Non-Interest Expense – Our non-interest expenses increased $376 thousand, or 3.4%, to $11.6 million for the nine months ended September 30, 2011.  The increase for the first nine months of 2011 compared to the same period in 2010 was largely due to an increase in salaries and benefits and loan collection costs of $347 thousand, or 5.9%, and $299 thousand, or 97.4%, respectively.  The increase was partly offset by a $146 thousand decline in FDIC assessment costs.  The increase in salary and benefits expenses was largely due to higher medical benefits expenses and 401k costs.  Total salary expense, excluding benefits, increased 1.8% for the first nine months of 2011 compared to the same period in 2010.

Income Taxes – Our income tax expense, which includes both federal and state taxes, was $535 thousand for the nine months ended September 30, 2011 compared to $388 thousand for the same period in 2010.  Our effective tax rate increased from 19.7% for the nine months period ended September 30, 2010 to 21.5% for the first nine months of 2011 and is below the statutory tax rate due to tax-exempt interest on securities and earnings on the investment in bank-owned life insurance.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 TO DECEMBER 31, 2010

At September 30, 2011, our total assets were $495.9 million, an increase of $21.9 million, or 4.6%, as compared to total assets of $474.0 million at December 31, 2010.

Cash and Cash Equivalents - Our cash and cash equivalents increased by $30.6 million at September 30, 2011 to $48.4 million, or 9.8% of total assets, from $17.7 million, or 3.7% of total assets, at December 31, 2010.  The increase was largely due to and increase of  $29.1 million in deposits.

Securities Portfolio - At September 30, 2011, total investment securities, which include available-for-sale and held-to-maturity securities, were $81.9 million compared to $90.4 million at December 31, 2010. Available-for-sale securities were $78.6 million at September 30, 2011 compared to $89.4 million at December 31, 2010. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The decrease for the first nine months of 2011 in available-for-sale securities compared with the year ended December 31, 2010 is due to the maturities, calls and principal repayments of $23.7 million of securities in the first nine months of 2011. Held-to-maturity securities totaled $3.3 million at September 30, 2011 compared to $1.0 million at December 31, 2010 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $1.8 million at September 30, 2011, compared to $2.2 million at December 31, 2010 and consisted primarily of FHLB stock. The decrease of $398 thousand, or 17.8%, from September 30, 2011 to December 31, 2010 was a result of the FHLB stock redemptions due to reductions in borrowings between the two periods.  We also held $100 thousand in time deposits with other financial institutions at September 30, 2011 and $600 thousand at December 31, 2010.

Net unrealized gains were $1.4 million and $86 thousand at September 30, 2011 and December 31, 2010, respectively. The improvement in the fair value of the investment securities is driven by state and political subdivisions. Gross unrealized losses improved by $581 thousand to $486 thousand at September 30, 2011, as compared to $1.1 million at December 31, 2010.  The improvement in gross unrealized losses was largely attributed to higher fair values of state and political subdivisions.

We conduct a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 - Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities have been evaluated for other-than-temporary impairment as of September 30, 2011 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation, we did not intend to the sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Our equity portfolio, which amounted to a fair value of $1.3 million, is comprised primarily of investments in other banks, an equity fund and a tax exempt mutual fund.  During the second quarter of 2010, we recognized $171 thousand pre-tax non-cash OTTI charge related to an equity portfolio fund of common stocks in bank holding companies that had an amortized cost of $250 thousand.  We continue to closely monitor the performance of our equity securities that we own, as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. We held no high-risk securities or derivatives at September 30, 2011 or December 31, 2010.

Loans - The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, at September 30, 2011 decreased $440 thousand to $337.8 million from $338.2 million at year-end 2010, as new loan originations were less than payments, charge-offs and maturities.  The declines was largely in construction loans and commercial and industrial loans, which decreased $3.4 million and $1.5 million, respectively. The aforementioned decreases were mostly offset by an increase in residential real estate loans, which increased $4.7 million to $101.4 million at September 30, 2011 as compared to December 31, 2010.  Approximately 95% of our loan portfolio is secured by real estate and less than 5% of the loan portfolio is commercial and industrial based loans.  We do not originate sub-prime or unconventional one to four family real estate loans.

The following table summarizes the composition of our loan portfolio by type as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Commercial and industrial	$13,589	$15,045
Construction	17,447	20,862
Commercial real estate	204,279	204,407
Residential real estate	101,386	96,659
Consumer and other loans	1,272	1,395
Total gross loans	$337,973	$338,368

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, performing troubled debt restructured loans and foreclosed real estate, increased by $7.0 million to $33.4 million at September 30, 2011 from $26.4 million at year end 2010. Our non-accrual loans increased $4.8 million to $27.5 million at September 30, 2011 from $22.7 million at December 31, 2010.  Troubled debt restructured loans that were not on non-accrual were $1.3 million at September 30, 2011 and at December 31, 2010.  Non-accrual loans at September 30, 2011 primarily consist of loans which are collateralized by real estate.  During the first nine months of 2011, foreclosed real estate increased by a net of $2.1 million.  We held 12 foreclosed real estate properties as of September 30, 2011 totaling $4.5 million.  Six of the properties, which consist of three residential homes, a three lot residential subdivision, a single residential lot and a commercial property, had an average book balance of approximately $276 thousand for each property.  The largest loan taken into inventory amounted to approximately $1.0 million and consisted of land and some partially completed condominiums.  All foreclosed real estate properties were recorded at fair value less selling costs and are currently being marketed for sale.

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

(Dollars in thousands)	September 30, 2011	December 31, 2010

Non-accrual loans	$27,493	$22,682
Non-accrual loans to total loans	8.14%	6.71%
Non-performing assets	$33,351	$26,397
Non-performing assets to total assets	6.73%	5.57%
Allowance for loan losses as a % of non-performing loans	25.69%	26.65%
Allowance for loan losses to total loans	2.19%	1.89%

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans, were principally due to maturity and are current in payments and are well secured..  At September 30, 2011, we had $1.0 million in this category as compared to $49 thousand at December 31, 2010.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at September 30, 2011 were $30.4 million and at December 31, 2010 were $23.5 million.  Impaired loans measured at fair value increased to $14.2 million on September 30, 2011 from $13.4 million at December 31, 2010.   The principal balances on loans measured at fair value were $16.7 million and $14.8 million, net of valuation allowance of $2.5 million at September 30, 2011 and $1.4 million at December 31, 2010.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Impaired and restructured loans that were still accruing totaled $1.3 million at September 30, 2011 and December 31, 2010.

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2011, we had 6 loan relationships totaling $1.7 million that it deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2011, the total allowance for loan losses increased $1.0 million, or 15.7%, to $7.4 million, as compared to $6.4 million at December 31, 2010.  The components of this increase were a provision for loan losses of $2.7 million, charge-offs totaling $2.2 million and recoveries of $546 thousand in the first nine months of 2011.  The provision also reflects the continued decline in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 2.19% at September 30, 2011 and 1.89% at December 31, 2010.

The table below presents information regarding our provision and allowance for loan losses at September 30, 2011 and September 30, 2010:

(Dollars in thousands)	September 30, 2011	September 30, 2010

Balance, beginning of period	$6,397	$5,496
Charge-offs	(2,230)	(1,804)
Recoveries	546	41
Provision	2,688	2,364
Balance, end of period	$7,401	$6,097

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at September 30,
	2011		2010
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$487	4.01%	$394	4.73%
Construction	1,404	5.16%	1,410	5.42%
Commercial real estate	4,233	60.44%	3,268	60.90%
Residential real estate	1,003	30.01%	608	28.58%
Consumer and other loans	38	0.38%	50	0.36%
Unallocated	236	-	367	-
Total	$7,401	100.00%	$6,097	100.00%

Bank-Owned Life Insurance (BOLI) - Our BOLI carrying value amounted to $11.0 million at September 30, 2011 and $10.2 million at December 31, 2010.

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2011 and December 31, 2010, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $29.1 million, or 7.5%, to $415.1 million at September 30, 2011 from $386.0 million at December 31, 2010.  The increase was largely in total interest bearing deposits, which increased $24.8 million to $375.4 million at September 30, 2011 from $350.6 million at December 31, 2010.  In addition, non-interest-bearing deposits increased $4.3 million, or 12.0% to $39.6 million at September 30, 2011 from $35.4 million at December 31, 2010.

Borrowings - Borrowings consist of long term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $26.0 million in borrowings, at a weighted average interest rate of 4.03%, at September 30, 2011 and $36.0 million in borrowings, at a weighted average interest rate of 4.25%, at December 31, 2010.  The borrowings at September 30, 2011 consisted of advances with quarterly convertible options that allow the FHLBNY to change the note rate to a then current market rate.

Junior Subordinated Debentures - On June 28, 2007, we raised an additional $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2011 was 1.79%.  The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after June 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB issued ASC 810, Consolidations, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $39.4 million at September 30, 2011 and $36.7 million at year-end 2010.  In order to preserve capital, the Board of Directors elected not to declare any cash dividends in the first nine months of 2011. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs.  On April 27, 2011, at our Annual Meeting of Stockholders, stockholders approved an increase in the number of authorized shares of common stock from 5 million to 10 million shares.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2011, total deposits amounted to $415.1 million, an increase of $29.1 million, or 7.5%, from December 31, 2010. At September 30, 2011, advances from FHLBNY and subordinated debentures totaled $38.9 million and represented 7.8% of total assets as compared to $48.9 million and 10.3% of total assets at December 31, 2010.

Loan production continued to be our principal investing activity. Net loans at September 30, 2011 amounted to $330.4 million, a decrease of $1.4 million, or 0.4%, compared to December 31, 2010.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2011, the total of such assets amounted to $48.4 million, or 9.0%, of total assets, compared to $17.7 million, or 3.7%, of total assets at year-end 2010. Another significant liquidity source is our available-for-sale securities portfolio.  At September 30, 2011, available-for-sale securities amounted to $78.6 million compared to $89.4 million at year-end 2010.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $30.4 million through its membership in the FHLBNY and $4.0 million at Atlantic Central Bankers Bank at September 30, 2011.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines which require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At September 30, 2011, the Bank's Tier I and Tier II capital ratios were 13.11% and 14.37%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of September 30, 2011, the Bank had a leverage ratio of 9.42%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2011 totaled $43.6 million and consisted of $19.1 million in commitments to grant commercial real estate, construction and land development loans, $12.1 million in home equity lines of credit, $10.6 million in other unused commitments and $1.7 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 1999, we announced a stock repurchase plan whereby we may purchase up to 50,000 shares of outstanding stock.  There is no expiration date to this plan.  The plan has been amended several times to increase the number of shares which may be repurchased, and we currently have the authority to repurchase up to 400,000 shares of our common stock.  As of September 30, 2011, 247,342 shares had been purchased as part of the plan and 152,658 shares were left to be purchased under the plan.  No shares were purchased during the first nine months of 2011.

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - [Removed and Reserved]

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
STEVEN M. FUSCO
Senior Vice President and Chief Financial Officer

Date: November 14, 2011

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011.)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)

10.1
Supplemental Executive Retirement Agreement, dated July 20, 2011, by and between Sussex Bancorp and Anthony J. Labozzetta (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2011.)

31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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