Form 10-K
period 2011-12-31
SUSSEX BANCORP
filed 2012-03-23
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based upon the closing price of $6.34 on June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $17,626,546. The number of shares of the registrant’s common stock, no par value, outstanding as of March 5, 2012 was 3,404,289.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

FORWARD-LOOKING STATEMENTS	i

PART I	1

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	10
ITEM 2.	PROPERTIES	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	MINE SAFETY DISCLOSURES	1

PART II	11

PART III	31

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	31
ITEM 11.	EXECUTIVE COMPENSATION	31
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	31
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	31

PART IV	32

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

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

i

 PART I

ITEM 1.	BUSINESS

General

Sussex Bancorp is a bank holding company incorporated under the laws of the State of New Jersey in January 1996 and the parent company of Sussex Bank (the “Bank”). Pursuant to the New Jersey Banking Act of 1948, as amended (the “Banking Act”), and pursuant to approval of the Board of Directors of the Bank and shareholders of the Bank, Sussex Bancorp acquired the Bank and became its holding company on November 20, 1996. The only significant asset of Sussex Bancorp is its investment in the Bank. At December 31, 2011, the Company had consolidated total assets of $507.0 million, loans of $339.7 million, deposits of $425.4 million and stockholders’ equity of $39.9 million.

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

Our Business

Our primary business is ownership and supervision of the Bank. Through the Bank, we conduct a traditional commercial banking business, and offer services including personal and business checking accounts and time deposits, money market accounts and savings accounts. We structure our specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the northern New Jersey and Orange County, New York trade areas. We engage in a wide range of lending activities and offer commercial, consumer, mortgage, home equity and personal loans.

Through the Bank’s subsidiary, Tri-State, we operate a full service general insurance agency, offering both commercial and personal lines of insurance.

We have two business segments, banking and financial services and insurance services. For financial data on the segments see Note 2 of our consolidated financial statements located elsewhere in this report.

Market Area

Our service area primarily consists of Sussex and Bergen Counties in New Jersey and Orange County, New York; although we make loans throughout New Jersey and the New York metropolitan markets. We operate from our main office at 399 Route 23, Franklin, New Jersey, and our nine branch offices located in Andover, Augusta, Montague, Newton, Sparta, Vernon, and Wantage, New Jersey, and in Port Jervis and Warwick, New York. In the fourth quarter of 2011 we opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey. Our market area is among the most affluent in the nation.

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

Personnel

At December 31, 2011, we employed 116 full-time employees and 21 part-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Recent Legislative and Regulatory Changes

Major financial reform legislation was enacted on July 21, 2010. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), makes sweeping changes to numerous sectors of the banking and financial industry. Among many other things, Dodd-Frank creates a new Bureau of Consumer Financial Protection (“CFPB”) within the Federal Reserve; provides for the Office of Thrift Supervision to merge into the Office of the Comptroller of the Currency (“OCC”); imposes clearing and margining requirements on many derivatives activities; and generally increases oversight and regulation of financial institutions and financial activities.

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

Bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards, and which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking activities than is otherwise permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, financial holding companies may often give after-the-fact notice for a variety of nonbank activities and acquisitions rather than needing advance regulatory approval. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund in the event the depository institution becomes in danger of default.

Source of Strength Doctrine. Under long standing Federal Reserve policy which was codified under Dodd-Frank, a bank holding company, such as Sussex Bancorp, is required to serve as a source of financial and managerial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies. The FRB has adopted risk-based and leverage capital guidelines for bank holding companies similar to the capital requirements developed for banks discussed below. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid, low-risk assets. The capital guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria. We did not have a minimum consolidated risk-based or leverage capital requirement at the holding company level in 2011. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year. As of June 30, 2011, Sussex Bancorp’s total assets remained below $500 million, but exceeded $500 million as of December 31, 2011. The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital. However, the Dodd-Frank Act allows for trust preferred securities issued before May 19, 2010, by depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 to continue to count as Tier 1 capital. Our trust preferred securities were issued prior to May 19, 2010.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revised the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones. The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent at the end of any year, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

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

The rule took effect for the quarter beginning April 1, 2011, and was reflected in the invoices for assessments due September 30, 2011.

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

Loans to Insiders

The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the Bank’s Board of Directors must approve extensions for credit in excess of certain limits.

Capital and Prompt Corrective Action

The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Regulations require the Bank to meet the following standards in order to be “adequately capitalized”:

(1)	have a total risk-based capital ratio of 8.0 percent or greater;

(2)	have a Tier 1 risk-based capital ratio of 4.0 percent or greater; and

(3)	have a leverage ratio of 4.0 or greater or a leverage ratio of 3.0 percent or greater if the Bank is rated composite 1 under the CAMELS rating system in the most recent examination of the Bank and is not experiencing or anticipating significant growth.

The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. For example, generally, a bank is considered “well-capitalized” if it has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2011, Bank’s capital exceeded well-capitalized levels.

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

Consumer Compliance

We are subject to numerous laws, regulations and policies regarding consumer protection. These include the Truth in Lending Act; the Truth in Savings Act; the Equal Credit Opportunity Act; Home Mortgage Disclosure Act; the Real Estate Settlement Procedures Act; the privacy and data security provisions of GLBA; the Fair Credit Reporting Act; the Expedited Funds Availability Act; the Electronic Fund Transfer Act; and Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices.

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

We maintain a website at www.sussexbank.com. Through a link to our Investor Relations section of our website, we make available, free of charge, copies of each of our filings with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our non-performing assets have substantially increased over the past four years, and this has, and will continue, to affect our results of operations.

Our total non-performing assets have increased to $34.0 million, or 6.7% of our total assets at December 31, 2011, from $13.5 million, or 3.4% of our total assets at December 31, 2007 and has increased 28.6% from December 31, 2010. The increase in non-performing assets reflects difficulties experienced by borrowers due to declining real estate values and the general slowdown in the economy in our trade area. The increase in non-performing assets has negatively impacted our results of operations, through additional provisions for loan losses, reduced interest income, loan collection costs, expenses related to foreclosed real estate, further write-downs on foreclosed real estate and will continue to impact our performance until these assets are resolved. In addition, future increases in our non-performing assets will further negatively affect our results of operations. We can give you no assurance that our non-performing assets will not increase further.

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

Intangible assets are tested for impairment on a periodic basis. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. It is possible that future impairment testing could result in a decline in value of our intangibles, which may be less than the carrying value, which may adversely affect our financial condition. If we determine that impairment exists at a given point in time, our earnings and the book value of the related intangibles will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress, the State of New Jersey and federal regulatory agencies continually review banking and insurance laws, regulations and policies for areas warranting changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, private lawsuits, and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business, which is located elsewhere in this report.

Compliance with the recently enacted Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau, “CFPB”, as an independent bureau of the Federal Reserve, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital. However, the Dodd-Frank Act allows for trust preferred securities issued before May 19, 2010, by depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 to continue to count as Tier 1 capital. Our trust preferred securities were issued prior to May 19, 2010.

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

On July 21, 2010, the CFPB began operations, and has the authority to write regulations in numerous areas affecting our business. We cannot predict at this time what new regulations may be proposed or finalized. We will have to apply resources to prepare for these new regulations.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking. Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings. As of December 31, 2011, our allowance for loan losses was $7.2 million. Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

We are in competition with many other financial service providers, including larger commercial banks which have greater resources than us.

The banking industry within our trade area is highly competitive. Our principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends upon our ability to serve small business clients in a more responsive manner than the large and mid-size financial institutions against whom we compete in our principal market area. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “home town” institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The laws that regulate our operations are designed for the protection of depositors and the public, but not our shareholders.

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

We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer and Chief Executive Officer of Tri-State Insurance Agency, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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

The ability of our borrowers to repay their loans, our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. We cannot assure you that continued negative trends or developments would not have a significant adverse effect on us.

The nationwide recession may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability on both commercial and consumer customers to repay their loans, and have, and may in the future continue to, result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in: telecommunications; data processing; automation; internet-based banking; telephone banking; and debit cards and so-called “smart cards.”

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, our ten banking offices, one loan production office, and our insurance agency office. The following table sets forth certain information regarding our properties as of December 31, 2011. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Leased	March, 2012
96 Route 206 Augusta, New Jersey	Leased	July, 2015
378 Route 23 Wantage, New Jersey	Owned	N/A
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2013
20-22 Fowler Street Port Jervis, New York	Leased	June, 2016
65-67 Main Street Warwick, New York	Leased	December, 2013
201 West Passaic Street Rochelle Park, New Jersey	Leased	October, 2015

(1)	We own the building housing our former Wantage branch. The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains an option for us to extend the lease for an additional 25 year term.

ITEM 3.	LEGAL PROCEEDINGS

We are periodically involved in various legal proceedings as a normal incident to our business. In the opinion of management no material loss is expected from any such pending lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.” As of December 31, 2011, we had approximately 702 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

2011	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$5.50	$4.14	–
Third Quarter ended September 30	$6.97	$4.10	–
Second Quarter ended June 30	$7.00	$5.85	–
First Quarter ended March 31	$7.64	$5.51	–

2010	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$6.08	$4.90	–
Third Quarter ended September 30	$5.80	$4.38	–
Second Quarter ended June 30	$6.70	$5.15	–
First Quarter ended March 31	$5.70	$3.00	–

The payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee the payment of dividends.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by the Bank, and borrowings. The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels. See “Bank Holding Company Regulation – Capital Adequacy Guidelines for Bank Holding Companies” and “Bank Regulation” for a discussion of these restrictions. For additional information see Note 19 in our consolidated financial statements contained elsewhere in this report.

There were no sales by us of unregistered securities during the year ended December 31, 2011.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2011	-	-	-	152,658
November 1 - 30, 2011	-	-	-	152,658
December 1 - 31, 2011	64	4.40	-	152,594
Total	64	4.40	-	152,594

(1)	In April of 1999, the Board of Directors initially approved a repurchase program (“Repurchase Program”), authorizing us to repurchase 50,000 shares of our outstanding shares of common stock. Subsequently, the Board of Directors increased the shares authorized under the Repurchase Program four times to a total of 400,000 shares. The Repurchase Program will continue until it is completed and has no expiration date. The repurchases may be made from time to time at the discretion of management.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
SUMMARY OF INCOME:
Interest income	$21,340	$22,028	$23,055	$22,653	$22,808
Interest expense	4,427	5,613	8,053	10,843	11,387
Net interest income	16,913	16,415	15,002	11,810	11,421
Provision for loan losses	3,306	3,280	3,404	1,350	1,930
Net interest income after provision for loan losses	13,607	13,135	11,598	10,460	9,491
Other income	5,283	4,611	5,544	1,991	5,616
Other expenses	15,783	15,028	14,679	14,589	13,148
Income (loss) before income tax expense (benefit)	3,107	2,718	2,463	(2,138)	1,959
Income tax expense (benefit)	637	542	452	(1,096)	450
Net income (loss)	$2,470	$2,176	$2,011	$(1,042)	$1,509

WEIGHTED AVERAGE NUMBER OF SHARES(1):
Basic	3,256,183	3,249,706	3,247,723	3,291,710	3,354,828
Diluted	3,327,379	3,299,369	3,258,549	3,291,710	3,385,052

PER SHARE DATA:
Basic earnings (loss) per share	$0.76	$0.67	$0.62	$(0.32)	$0.45
Diluted earnings (loss) per share	0.74	0.66	0.62	(0.32)	0.45
Cash dividends(2)	–	–	0.03	0.20	0.26
Stock dividends	–	–	–	6.5%	–

BALANCE SHEET:
Loans, net	$332,495	$331,837	$327,463	$315,067	$295,506
Total assets	506,953	474,024	454,841	440,595	393,532
Total deposits	425,376	385,967	372,075	360,081	308,538
Total stockholders’ equity	39,902	36,666	34,527	31,910	34,440
Average assets	483,627	477,739	463,616	419,725	379,155
Average stockholders’ equity	38,369	35,999	33,390	33,699	35,046

PERFORMANCE RATIOS:
Return on average assets	0.51%	0.46%	0.43%	(0.25)%	0.40%
Return on average stockholders’ equity	6.44%	6.04%	6.02%	(3.09)%	4.31%
Average equity/average assets	7.93%	7.54%	7.20%	8.03%	9.24%
Net interest margin	3.87%	3.81%	3.60%	3.12%	3.31%
Efficiency ratio(3)	71.11%	71.47%	71.44%	105.71%	77.17%
Other income to net interest income plus other income	23.80%	21.93%	26.98%	14.43%	32.96%
Dividend payout ratio	–	–	5%	(63)%	58%

BANK CAPITAL RATIOS:
Tier I capital to average assets	9.29%	9.04%	9.07%	8.59%	7.72%
Tier I capital to total risk-weighted assets	13.05%	12.37%	11.91%	11.04%	9.66%
Total capital to total risk-weighted assets	14.31%	13.63%	13.17%	12.29%	10.91%

ASSET QUALITY RATIOS:
Non-accrual loans to total gross loans	7.15%	6.71%	6.07%	3.04%	4.09%
Non-performing assets to total assets(4)	6.71%	5.58%	6.01%	3.41%	3.42%
Net loan charge-offs to average total loans	0.73%	0.72%	1.14%	0.22%	0.05%
Allowance for loan losses to total gross loans at period end	2.12%	1.89%	1.65%	1.81%	1.71%
Allowance for loan losses to non-performing loans(4)	26.03%	26.60%	23.39%	52.62%	38.14%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends.
(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.
(4)	Non-performing loans includes non-accrual loans, loans past due 90 days and still accruing and troubled debt restructured loans still accruing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a community bank primarily operating in Sussex and Bergen Counties in New Jersey and Orange County, New York that provides diversified financial services to both consumer and business customers. Our primary source of revenues, approximately 76%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings. When expressed as a percentage of average interest-earning assets, it is referred to as net interest margin (“margin”). We augment our primary revenue source through non-interest income sources that include insurance commissions from our wholly owned subsidiary, Tri-State Insurance Agency, Inc. (“Tri-State”), service charges on deposits, bank-owned life insurance (“BOLI”) income and commissions on mutual funds and annuities. In addition, we from time to time may recognize income on gains on sales of securities; however, we do not consider this a primary source of income, as we no longer have a securities trading portfolio.

For 2011, we saw some signs of stabilization in the United States economy and improvements over the preceding two years; however, the United States economy remains relatively weak as unemployment levels are high and real estate markets have been adversely impacted over the past three years. Real estate is typically the main form of collateral for community bank lending. We have has also been affected by the weakened economy and the deterioration in the real estate market which is reflected in the credit quality of our loan portfolio. We have also experienced a significant increase in credit related costs over the last three years. During 2010 and 2011, we made considerable changes in executive and senior management and continue to make strides in controlling and mitigating our credit quality issues. During 2011, our credit quality metrics have shown some signs of stabilizing; however, we remain cautiously optimistic for continued improving trends. Despite the level of non-performing assets and the increased credit quality costs, we reported a 13.5% increase in earnings from last year with a return on average assets of 0.51% and earnings of $2.5 million, which matched our historical high in 2006.

Our net income increased 13.5% to $2.5 million, or $0.74 per diluted share, for the year ended December 31, 2011 over the same period in 2010. We attributed the increase in net income to growth in non-interest income and net interest income, which was partly offset by higher non-interest expenses.

2011 Highlights

•	Net interest income (tax equivalent basis) increased $548 thousand, or 3.2%, to $17.5 million in 2011.

•	Net interest margin (tax equivalent basis) was 3.87% for 2011, up from 3.81% in 2010. The improvement was driven by a 30 basis point reduction in funding costs for 2011.

•	Provision for loan losses increased $26 thousand, or 0.8%, to $3.3 million for 2011 as compared to 2010.

•	Non-interest income increased $672 thousand, or 14.6%, to $5.3 million for 2011. The increase was driven by higher gains on the sales of securities and insurance commissions and fees, which grew by $593 thousand and $199 thousand, respectively, for 2011 as compared to 2010. Lower service charges on deposits of $116 thousand for 2011 partly offset the aforementioned increases.

•	Non-interest expense increased $755 thousand, or 5.0%, to $15.8 million for 2011. The increase was largely attributed to higher employee related costs of $745 thousand, resulting from a 6.3% increase in salary expense and a 26.7% increase in benefit costs, and higher loan collection costs of $322 thousand. The aforementioned increases were in partly offset by a decline in FDIC assessments of $211 thousand.

•	Segment reporting

o	Our insurance subsidiary, Tri-State, reported net income before taxes of $152 thousand for 2011 as compared to a $68 thousand net loss before taxes for the same period last year.

•	Balance sheet

o	Total assets increased 6.9% as compared to last year, from $474.0 million at December 31, 2010 to $507.0 million at December 31, 2011.

o	Gross loans at December 31, 2011 were $339.7 million, an increase of $1.5 million over prior year-end.

o	Total deposits increased $39.4 million, or 10.2%, as core deposits increased $20.9 million, or 7.1%, and time deposits grew by $18.5 million, or 20.0%, over last year.

•	Credit quality

o	Total classified/criticized/foreclosed assets declined $8.8 million, or 15.1%, to $49.6 million at December 31, 2011 from $58.4 million at December 31, 2010 and have declined 21.0% from a historical high of $62.8 million at March 31, 2010.

o	Non-performing assets were slightly down on a linked quarter basis; however, non-performing assets increased $7.6 million, or 28.6%, for December 31, 2011 as compared to December 31, 2010. Non-performing assets as a percent of total assets were 6.7% and 5.6% at December 31, 2011 and December 31, 2010, respectively.

o	The allowance for loan losses totaled $7.2 million at December 31, 2011, or 2.12% of total loans, as compared to $6.4 million, or 1.89% of total loans, at December 31, 2010.

•	Capital adequacy

o	At December 31, 2011, the leverage, Tier I risk-based capital and total risk based capital ratios for the Bank were 9.29%, 13.05% and 14.31%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Critical Accounting Policies

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Appraisal Policy. We have a detailed policy covering the real estate appraisal process, including the selection of qualified appraisers, review of appraisal reports upon receipt, and complying with the federal regulatory standards that govern the minimum requirements for obtaining appraisals or evaluations. Appraisals and evaluations are considered to be current when the valuation date is within 12 months of a new loan or 24 months of any renewal of an existing loan, provided that certain conditions are met.  The appraisal is not considered to be current if there has been a substantial change in value, demand, supply or competitive factors.

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

The need for real estate appraisals applies to initial loan underwriting and subsequently when the value of the real estate collateral might be materially affected by changing market conditions, changes in the occupancy of the property, changes in cash flow generated by the property, changes in the physical conditions of the property, or other factors.  These factors include changes in the sales prices of comparable properties, absorption rates, capitalization rates, effective rental rates and current construction costs.

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

Additionally, real estate appraisals are not required on transactions over $250,000 when taking a lien on real property as collateral solely through an “abundance of caution,” and where the terms of the transaction have not been made more favorable than would have been in the absence of the mortgage lien.  In determining whether an appraisal can be waived due to this reason, approval must be obtained from our Chief Credit Officer.

Generally, we obtain updated appraisals for real estate loan renewals and modifications or certain classified loans depending on the age of the last appraisal, volatility of the local market, and other factors. In certain circumstances, if we can support an appraisal that is greater than one year old with an evaluation, utilizing current information, including, but not limited to, current comparable sales, independent appraisal, consultant data or tax assessment values, then it may continue to use the existing appraisal. For classified/criticized loans, when it is determined that a deficiency exists utilizing the above evaluation methods, a new appraisal will be ordered.

Stock Compensation Plans. We currently have a stock plan in place for our employees and directors. We account for stock-based compensation under the accounting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over predefined vesting periods.

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

Goodwill and Other Intangible Assets. We have recorded goodwill of $2.8 million at December 31, 2011 primarily related to the acquisition of Tri-State in October of 2001. FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing. We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year. If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. We determined that no impairment write-offs were necessary during 2011 and 2010.

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

Investment Securities Impairment Evaluation. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if we do not intend to sell the security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will recognize the credit component of an other-than-temporary impairment of the security in earnings and the remaining portion in other comprehensive income. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. No held to maturity securities at December 31, 2011 or December 31, 2010 were deemed to be impaired. We did recognize other-than-temporary impairment charges in 2011 and 2010 of $231 thousand and $171 thousand, respectively, on certain available for sale equity securities.

During the fourth quarter of 2011, we recognized a $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash other-than-temporary impairment charge related to an equity portfolio fund that had an amortized cost of $250 thousand with a termination date of December 31, 2012 and an equity security that had an amortized cost of $230 thousand. An impairment charge of $144 thousand on an equity portfolio fund was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost before its termination in December 2012. The fund was comprised of private and public stocks of bank holding companies. An impairment charge of $87 thousand on an equity security of a bank holding company was recognized because the market value of this security was below our amortized cost for an extended period of time and it was not believed the market value of this security would recover to our amortized cost in the foreseeable future.

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

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2011 AND 2010

At December 31, 2011, we had total assets of $507.0 million compared to total assets of $474.0 million at December 31, 2010, an increase of $33.0 million, or 6.9%. Gross loans increased $1.5 million, or 0.4%, to $339.7 million at December 31, 2011 from $338.2 million at December 31, 2010. Total deposits increased 10.2% to $425.4 million at December 31, 2011 from $386.0 million at December 31, 2010.

Cash and Cash Equivalents. Our cash and cash equivalents increased $19.8 million, or 111.3%, at December 31, 2011 to $37.5 million from $17.7 million at December 31, 2010. This increase was due to our deposit growth outpacing loans during the fourth quarter of 2011.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporarily impaired or whether an other-than-temporary impairment has occurred. Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary. All of our debt and equity securities have been evaluated as of December 31, 2011 and we do not consider any security other than temporarily impaired. We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses. Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates. Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2011, 2010 and 2009. Securities available for sale are stated at their fair value.

	December 31,
(Dollars in thousands)	2011	2010	2009
U.S. government agencies	$-	$21,189	$15,002
State and political subdivisions	20,570	28,735	25,877
Mortgage-backed securities
U.S. government-sponsored enterprises	71,998	33,286	21,877
Private mortgage-backed securities	2,477	4,807	6,205
Corporate debt securities	-	-	1,007
Equity securities-financial services industries and other	1,316	1,363	1,347
Total available for sale	$96,361	$89,380	$71,315

Our securities, available for sale, increased by $7.0 million, or 7.8%, to $96.4 million at December 31, 2011 from $89.4 million at December 31, 2010. We purchased $53.7 million in new securities during 2011, $14.7 million in securities were sold and $32.5 million in securities matured, were called or were repaid. There was a $1.1 million net increase in unrealized gains in the available for sale portfolio and a $645 thousand realized gain on the sale of available for sale securities.

Trading securities, at fair value, consist of the following at December 31, 2011, 2010 and 2009.

(Dollars in thousands)	2011	2010	2009

Mortgage-backed securities	$-	$-	$2,955
Total trading securities	$-	$-	$2,955

As of December 31, 2011 and 2010 we did not have any trading securities balances.

We had $4.2 million of our security portfolio classified as held to maturity at December 31, 2011, an increase of $3.2 million from December 31, 2010. Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2011, 2010 and 2009.

(Dollars in thousands)	2011	2010	2009
State and political subdivisions	$4,220	$1,000	$-
Total held to maturity securities	$4,220	$1,000	$-

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2011.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2011 are summarized in the following table. Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
State and political subdivisions	$–	–%	$–	–%	$533	6.30%	$19,173	6.35%
Mortgage-backed securities:
U.S. government-sponsored enterprises	–	–	–	–	6,117	2.83%	65,567	2.45%
Private mortgage-backed securities	–	–	–	–	625	4.58%	1,798	4.83%
Equity securities, financial services and other	–	–	–	–	–	–	1,349	2.68%
Total available for sale	$–	–%	$–	–%	$7,275	3.23%	$87,887	3.35%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2011 are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$1,580	1.73%	$–	–%	$1,063	3.96%	$1,577	4.77%
Total held to maturity	$1,580	1.73%	$–	–%	$1,063	3.96%	$1,577	4.77%

We hold $1.8 million in Federal Home Loan Bank of New York (FHLBNY) stock at December 31, 2011 that we do not consider an investment security. Ownership of this restricted stock is required for membership in the FHLBNY.

Loans. The loan portfolio comprises the largest component of our earning assets. Total loans receivable, net of unearned income, at December 31, 2011 increased $1.5 million, or 0.4%, to $339.7 million from $338.2 million at year-end 2010. During the year ended December 31, 2011, new originations have exceeded payoffs both through scheduled maturities and prepayments. Loan growth for 2011 occurred in commercial real estate loans (an increase of $11.8 million, or 5.8%) and residential real estate loans (an increase of $3.5 million, or 3.6%). These increases were partially offset by declines in construction loans (a decrease of $12.3 million, or 59.2%) and commercial and industrial loans (a decrease of $1.3 million, or 8.9%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2007 through 2011:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial and industrial	$13,711	$15,045	$17,016	$22,346	$20,702
Construction	8,520	20,862	27,555	38,413	41,954
Commercial real estate	216,191	204,407	193,091	174,218	165,848
Residential real estate	100,175	96,659	93,558	84,412	70,597
Consumer and other loans	1,336	1,395	1,919	1,621	1,664
Total gross loans	$339,933	$338,368	$333,139	$321,010	$300,765

The increase in loans was funded during 2011 by an increase in our deposits.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2011, are presented in the following table.

	December 31, 2011
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Commercial and industrial	$3,832	$5,079	$4,800
Construction	5,572	564	2,384
Commercial real estate	20,981	8,804	186,406
Residential real estate	5,611	5,534	89,030
Consumer and other	260	490	586
Total loans	$36,256	$20,471	$283,206

Interest rates:
Fixed or predetermined	$27,701	$17,938	$121,953
Floating or adjustable	8,555	2,533	161,253
Total loans	$36,256	$20,471	$283,206

Loan and Asset Quality. Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, troubled debt restructured loans still accruing, foreclosed real estate and impaired securities. Total non-performing assets increased by $7.6 million, or 28.6%, to $34.0 million at year-end 2011 from $26.4 million at year-end 2010. The increase in non-performing assets occurred largely in foreclosed assets and performing troubled debt restructured loans. The ratio of non-performing assets to total assets for December 31, 2011 and December 31, 2010 were 6.7% and 5.6%, respectively.

Our non-accrual loan balance increased $1.6 million, or 7.1%, to $24.3 million at December 31, 2011 from $22.7 million at December 31, 2010. Troubled debt restructured loans still accruing increased $2.1 million to $3.4 million at December 31, 2011 from $1.3 million at December 31, 2010, which was largely due to one loan of $1.5 million that has been performing since the loan was restructured during the second quarter of 2011. Foreclosed assets increased $3.1 million to $5.5 million at December 31, 2011 from $2.4 million at December 31, 2010.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2007 through 2011.

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial and industrial	$32	$78	$240	$336	$449
Construction	2,458	6,430	4,307	5,042	10,210
Commercial real estate	19,311	14,930	15,211	3,460	1,533
Residential real estate	2,482	1,244	457	896	98
Consumer and other	-	-	1	11	11
Total nonaccrual loans	24,283	22,682	20,216	9,745	12,301
Loans past due 90 days and still accruing	803	49	1,392	-	69
Troubled debt restructured loans still accruing	3,411	1,318	1,885	1,302	1,107
Total non-performing loans	28,497	24,049	23,493	11,047	13,477
Impaired securities	-	-	-	93	-
Foreclosed real estate	5,509	2,397	3,843	3,864	-
Total non-performing assets	$34,006	$26,446	$27,336	$15,004	$13,477
Non-accrual loans to total loans	7.15%	6.71%	6.07%	3.04%	4.09%
Performing assets to total assets	6.71%	5.58%	6.01%	3.41%	3.42%
Interest income received on nonaccrual loans	$408	$463	$488	$61	$50
Interest income that would have been recorded under the original terms of the loans	$1,509	$1,323	$1,153	$858	$653

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2011, we had 8 loans totaling $3.7 million that it deemed potential problem loans. Management is actively monitoring these loans.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the impact the deterioration of the real estate and economic environments in our lending region. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. For additional information, see Critical Accounting Policies above and as more fully described in Note 1 to our consolidated financial statements included elsewhere in this report.

Allowance for Loan Losses. The allowance for loan losses consists of general and allocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected losses derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data are made.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2011, the allowance for loan losses was $7.2 million, an increase of $813 thousand, or 12.7%, from $6.4 million at December 31, 2010. The provision for loan losses was $3.3 million and there were $3.0 million in charge-offs and $549 thousand in recoveries during 2011. The allowance for loan losses as a percentage of total loans was 2.12% at December 31, 2011 compared to 1.89% on December 31, 2010.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$6,397	$5,496	$5,813	$5,140	$3,340
Provision charged to operating expenses	3,306	3,280	3,404	1,350	1,930
Recoveries of loans previously charged-off:
Commercial and industrial	6	126	4	6	2
Construction	516	-	-	-	-
Commercial real estate	8	2	60	3	6
Residential real estate	-	-	71	-	-
Consumer and other	19	19	17	30	46
Total recoveries	549	147	152	39	54
Loans charged-off:
Commercial and industrial	24	241	1,345	34	70
Construction	909	768	1,632	-	-
Commercial real estate	2,057	1,462	588	504	-
Residential real estate	12	-	242	68	12
Consumer and other	40	55	66	110	102
Total charge-offs	3,042	2,526	3,873	716	184
Net charge-offs	2,493	2,379	3,721	677	130
Balance at end of year	$7,210	$6,397	$5,496	$5,813	$5,140
Net charge-offs to average loans outstanding	0.73%	0.72%	1.14%	0.22%	0.05%
Allowance for loan losses to year-end loans	2.12%	1.89%	1.65%	1.81%	1.71%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2011		2010		2009
		Percent		Percent		Percent
		Of Loans		Of Loans		Of Loans
		In Each		In Each		In Each
		Category		Category		Category
		To Total		To Total		To Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$304	4.0%	$436	4.4%	$379	5.1%
Construction	294	3.1%	1,183	6.2%	1,387	8.3%
Commercial real estate	4,833	63.2%	3,760	60.4%	3,283	58.0%
Residential real estate	987	29.3%	798	28.6%	323	28.0%
Consumer and other loans	9	0.4%	56	0.4%	94	0.6%
Unallocated	783	-	164	-	30	-
Total	$7,210	100.0%	$6,397	100.0%	$5,496	100.0%

	Allowance for Loans Losses at December 31,
	2008		2007
		Percent		Percent
		Of Loans		Of Loans
		In Each		In Each
		Category		Category
		To Total		To Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$520	7.0%	$438	6.9%
Construction	2,245	12.0%	2,238	13.9%
Commercial real estate	2,223	54.2%	2,129	55.2%
Residential real estate	705	26.3%	263	23.5%
Consumer and other loans	55	0.5%	72	0.5%
Unallocated	65	-	-	-
Total	$5,813	100.0%	$5,140	100.0%

Premises and Equipment. Premises and equipment increased by $29 thousand, or 0.4%, from $6.7 million at December 31, 2010 to $6.8 million at December 31, 2011.

Bank-owned Life Insurance (BOLI). Our BOLI carrying value increased to $11.1 million at December 31, 2011 from $10.2 million at December 31, 2010. The increase was principally the result of a $550 thousand purchase in 2011 and $419 thousand in net earnings on bank owned life insurance policies.

Deposits. Total deposits increased $39.4 million, or 10.2%, to $425.4 million at December 31, 2011 from $386.0 million at December 31, 2010. The increase was largely in time deposits, NOW and non-interest bearing, which grew $18.5 million, or 20.0%, $12.5 million, or 16.6%, and $9.4 million, or 26.6%, respectively, between December 31, 2011 and December 31, 2010. The increase in NOW deposits was attributable to growth in our municipal deposits.

Total average deposits increased $8.6 million from $394.7 million for the year ended December 31, 2010 to $403.4 million for the year ended December 31, 2011, a 2.2% increase. Average NOW accounts increased to $81.4 million for 2011, an increase of $13.6 million, or 20.2%, from $67.7 million for 2010. The average money market account balances increased $2.3 million, or 17.6% from $13.2 million for 2010 to $15.5 million for 2011. Declines in savings and time deposits, on average, of $6.0 million or 3.4% and $2.7 million or 2.6%, respectively, partly offset the aforementioned increases in deposits.

The average balances and weighted average rates paid on deposits for 2011, 2010 and 2009 are presented below.

	Year Ended December 31,
	2011 Average		2010 Average		2009 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$39,595	-	$38,255	-	$38,154	-
Now accounts	81,374	0.47%	67,729	0.76%	57,928	1.00%
Money market accounts	15,505	0.54%	13,189	0.71%	14,709	1.21%
Savings	168,233	0.67%	174,208	0.98%	169,541	1.63%
Time	98,673	1.57%	101,354	1.66%	101,565	2.76%
Total deposits	$403,380	0.78%	$394,735	1.01%	$381,897	1.66%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2011 is presented in the following table.

(Dollars in thousands)	2011
3 months or less	$3,208
3 to 6 months	9,187
6 to 12 months	5,703
Over 12 months	21,840
Total	$39,938

Borrowings. Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank. The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans. At December 31, 2011, we had $26.0 million in long term advances outstanding at a weighted average interest rate of 4.03%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Average daily amount of short-term borrowings outstanding during the period	$642	$137	$22
Weighted average interest rate on average daily short-term borrowings	0.44%	0.38%	0.38%
Maximum short-term borrowings outstanding at any month-end	$5,500	$10,000	$-
Short-term borrowings outstanding at period end	$-	$10,000	$-
Weighted average interest rate on short-term borrowings at period end	-%	0.38%	-%

Junior Subordinated Debentures. On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary. The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at December 31, 2011 was 1.99%. The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed. These trust preferred securities must be redeemed upon final maturity on September 15, 2037. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements. For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

Equity. Stockholders’ equity inclusive of accumulated other comprehensive income, net of income taxes, was $39.9 million at December 31, 2011, an increase of $3.2 million, from the $36.7 million at year-end 2010. The increase in stockholders’ equity was due to $2.5 million in net income recorded in 2011 and a $672 thousand increase in unrealized gains on securities available for sale, net of tax.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2011 AND 2010

Results of Operations. Our net income is impacted by five major components and each of them is reviewed in more detail in the following discussion:

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

Our net income increased 13.5% to $2.5 million, or $0.74 per diluted share, for the year ended December 31, 2011 over the same period in 2010. We attribute the increase in net income to growth in non-interest income and net interest income, which was partly offset by higher non-interest expenses.

Net Interest Income. Net interest income is the most significant component of our income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments. Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

Comparative Average Balance and Average Interest Rates. The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2011 and 2010. The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months December 31,
(Dollars in thousands)	2011			2010
	Average		Average	Average		Average
Earning Assets:	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Securities:
Tax exempt(3)	$29,692	$1,770	5.96%	$28,871	$1,662	5.76%
Taxable	54,425	1,314	2.41%	52,766	1,796	3.40%
Total securities	84,117	3,084	3.67%	81,637	3,458	4.24%
Total loans receivable(4)	339,770	18,798	5.53%	331,457	19,057	5.75%
Other interest-earning assets	28,547	60	0.21%	32,793	65	0.20%
Total earning assets	452,434	21,942	4.85%	445,887	22,580	5.06%

Non-interest earning assets	38,507			37,945
Allowance for loan losses	(7,314)			(6,093)
Total Assets	$483,627			$477,739

Sources of Funds:
Interest bearing deposits:
NOW	$81,374	$386	0.47%	$67,729	$512	0.76%
Money market	15,505	84	0.54%	13,189	93	0.71%
Savings	168,233	1,122	0.67%	174,208	1,709	0.98%
Time	98,673	1,549	1.57%	101,354	1,681	1.66%
Total interest bearing deposits	363,785	3,141	0.86%	356,480	3,995	1.12%
Borrowed funds	26,642	1,064	3.99%	32,593	1,393	4.27%
Junior subordinated debentures	12,887	222	1.72%	12,887	225	1.75%
Total interest bearing liabilities	403,314	4,427	1.10%	401,960	5,613	1.40%

Non-interest bearing liabilities:
Demand deposits	39,595			38,255
Other liabilities	2,349			1,525
Total non-interest bearing liabilities	41,944			39,780
Stockholders' equity	38,369			35,999
Total Liabilities and Stockholders' Equity	$483,627			$477,739

Net interest income and margin (5)		17,515	3.87%		16,967	3.81%
Tax-equivalent basis adjustment		(602)			(552)
Net interest income		$16,913			$16,415

(1)	Includes loan fee income.
(2)	Average rates on securities are calculated on amortized costs.
(3)	Full taxable equivalent basis, using a 39% effective tax rate and adjusted for Tax and Equity Fiscal Responsibility Act (“TEFRA”) interest expense disallowance.
(4)	Loans outstanding include non-accrual loans.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets on a tax equivalent basis.

Net interest income, on a fully taxable equivalent basis, increased $548 thousand, or 3.2%, to $17.5 million for the year ended December 31, 2011, as compared to $17.0 million for same period in 2010. The increase in net interest income was attributed to a stronger net interest margin, which improved 6 basis points to 3.87%, and a $6.5 million increase in average interest earning assets for 2011 compared to 2010. The improvement in the net interest margin was mostly attributed to a 30 basis point decline in the average rate paid on interest bearing liabilities to 1.10%, which was partly offset by a 21 basis point decrease in the average rate on earning assets to 4.85% for the year ended December 31, 2011 as compared to the same period last year.

Interest Income. Total interest income, on a fully taxable equivalent basis, decreased $638 thousand, or 2.8%, to $21.9 million for the year ended December 31, 2011 compared to $22.6 million for the year ended December 31, 2010. The decline in interest income was largely due to decreases in average rates earned on total earning assets, which decreased 21 basis points to 4.85% in 2011 from 5.06% for 2010. The average rates for both the securities and loan portfolio’s declined by 57 basis points and 22 basis points, respectively, for the year ended December 31, 2011 as compared to the same period in 2010.

Interest income from securities, on a fully taxable equivalent basis, decreased $374 thousand, or 10.8%, for the year ended December 31, 2011 compared to the same period in 2010. The average rate decreased 57 basis points to 3.67% for 2011 from 4.24% for 2010. The decline was largely attributed to 36.0% of the security portfolio either maturing, being called or principal repayments, which were mostly reinvested in a lower interest rate environment.

Interest income from the loan portfolio decreased by $259 thousand, or 1.4%, to $18.8 million for 2011 from $19.1 million for 2010. The decline was due to lower average rates earned on loans, which decreased 22 basis points to 5.53% for the year ended December 31, 2011 from 5.75% for the same period in 2010. The aforementioned decline was partly offset by an increase in the average balance of the loan portfolio, which grew $8.3 million, or 2.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest Expense. Total interest expense decreased $1.2 million, or 21.1%, to $4.4 million for the year ended December 31, 2011 from $5.6 million for the same period in 2010. The decrease was principally due to a decline in the average rates paid on interest-bearing liabilities of 30 basis points to 1.10% in 2011 compared to 1.40% in 2010. The decline in average rates paid on interest-bearing liabilities was largely due to a decrease in rates paid on savings deposits and time deposits of 31 basis points and 9 basis points, respectively, for 2011 compared to 2010. The benefit derived from a decline in average rates more than offset the increase in interest expense associated with the growth of average interest-bearing liabilities of $1.4 million for 2011 compared to the prior year. The growth in average interest-bearing liabilities occurred primarily in NOW accounts, which increased $13.6 million.

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

	December 31, 2011 v. 2010			December 31, 2010 v. 2009
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt	$48	$60	$108	$47	$(132)	$(85)
Taxable	54	(536)	(482)	(255)	(536)	(791)
Total securities(1)	102	(476)	(374)	(208)	(668)	(876)
Total loans receivable(2)	471	(730)	(259)	275	(477)	(202)
Other interest-earning assets	(8)	3	(5)	28	(8)	20
Total net change in income on interest- earning assets	565	(1,203)	(638)	95	(1,153)	(1,058)

Interest bearing deposits:
NOW	89	(215)	(126)	89	(159)	(70)
Money Market	15	(24)	(9)	(17)	(67)	(84)
Savings	(57)	(530)	(587)	74	(1,123)	(1,049)
Time	(44)	(88)	(132)	(6)	(1,117)	(1,123)
Total interest bearing deposits	3	(857)	(854)	140	(2,466)	(2,326)
Borrowed funds	(242)	(87)	(329)	(24)	(9)	(33)
Junior subordinated debentures	-	(3)	(3)	-	(81)	(81)
Total net change in expense on interest-bearing liabilities	(239)	(947)	(1,186)	116	(2,556)	(2,440)
Change in net interest income	$804	$(256)	$548	$(21)	$1,403	$1,382

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA interest expense disallowance.

(2) Includes loan fee income.

Provision for Loan Losses. The provision for loan losses for 2011 and 2010 was $3.3 million. The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2011 and the effects of current economic environment and lower real estate collateral values from the time the loans were originated. Our non-accrual loans increased $1.6 million, or 7.1%, to $24.3 million at December 31, 2011 from $22.7 million at December 31, 2010. We believe these loans are adequately provided for in our loan loss provision or are sufficiently collateralized at December 31, 2011. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to our consolidated financial statements and “Allowance for Loan Losses and Credit Quality of Financing Receivables” herein for further discussion.

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

Non-interest income increased $672 thousand, or 14.6%, to $5.3 million for 2011 as compared to $4.6 million for 2010. The increase in non-interest income was largely due to higher gains on sale of securities, growth in insurance commissions and fees and bank-owned life insurance income of $593 thousand, $199 thousand (9.6%), and $106 thousand (33.8%), respectively, as compared to the same period last year. The security gains resulted from the execution of strategies aimed at improving our interest rate risk profile and the sales of mortgage-backed securities that have significantly paid down since their original purchase date. A decline in service fees on deposits, which decreased $116 thousand for 2011 as compared to 2010, partially offset these increases.

Non-Interest Expense. Total non-interest expense increased $755 thousand, or 5.0%, to $15.8 million for 2011 as compared to 2010. The increase for 2011 was largely due to an increase in salaries and benefits and loan collection costs of $745 thousand, or 9.6%, and $322 thousand, or 64.2%, respectively. The increase was partly offset by a $211 thousand decline in FDIC assessment costs. The increase in salary and benefits expenses was due in part to the hiring of more commercial lenders, higher medical premiums, the reinstatement of the 401(k) employer match and recruiting costs. Total salary expense, excluding benefits, increased $414 thousand, or 6.3%, while benefits increased $331 thousand, or 26.7%, for 2011 compared to the same period in 2010. The remaining other expenses declined by 1.7% for 2011 compared to 2010.

Income Taxes. Provision for income taxes was $637 thousand and $542 thousand for 2011 and 2010, respectively. The Company’s effective tax rate was 20.5% and 19.9% for 2011 and 2010, respectively. See Notes 1 and 16 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At December 31, 2011, total deposits amounted to $425.4 million, an increase of $39.4 million, or 10.2%, over the prior comparable year. At December 31, 2011, advances from the FHLBNY and subordinated debentures totaled $38.9 million and represented 7.7% of total assets as compared to $48.9 million and 10.3% of total assets, at December 31, 2010.

Loan production continued to be our principal investing activity. Net loans at December 31, 2011 amounted to $332.5 million, an increase of $658 thousand, or 0.2%, compared to the same period in 2010.

Our most liquid assets are cash and due from banks and federal funds sold. At December 31, 2011, the total of such assets amounted to $37.5 million, or 7.4%, of total assets, compared to $17.7 million, or 3.7%, of total assets at year-end 2010. The increase in liquid assets was driven by deposit growth exceeding loan growth. Another significant liquidity source is our available for sale securities. At December 31, 2011, available for sale securities amounted to $96.4 million compared to $89.4 million at year-end 2010.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window. The Bank also has the capacity to borrow an additional $27.9 million through its membership in the FHLBNY and $4 million at Atlantic Central Bankers Bank at December 31, 2011. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum. At December 31, 2011, the Bank’s Tier I and Tier II capital ratios were 13.05% and 14.31%, respectively. We also maintained $704 thousand in cash and cash equivalents, which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased. Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process. As of December 31, 2011, the Bank had a leverage ratio of 9.29%.

Off-Balance Sheet Arrangements. Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments at December 31, 2011 totaled $38.0 million, which consisted of $10.3 million in commitments to grant commercial and residential loans, $26.1 million in unfunded commitments under lines of credit and $1.6 million in outstanding letters of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk. We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2011. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies. Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

We manage interest rate risk exposure with the assistance of an independent third party who provides financial modeling and simulation modeling, analysis and reporting. The reports provided by the third party are used to determine our exposure to market rate changes on net interest income and future economic value of equity. Our objective is to maximize net interest income within acceptable levels of risk established by policy. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments. We review and validate these assumptions at least annually or more frequently if economic or other conditions change. At December 31, 2011, we simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and an 200 basis point declining interest rate environment. Based on the simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 5.0%. Our interest rate risk management policies provide that net interest income should not decrease by more than 5.0% if interest rates increase from current rates given an instantaneous and parallel shift in the yield curve of a 200 basis point rise in rates or 200 basis point decline in rates, respectively. Policy exceptions, if any, are reported to the Board of Directors. At December 31, 2011, we were within policy limits established for changes in net interest income and future economic value of equity. Economic value of equity is defined as the market value of its assets less the market value of its liabilities plus (or minus) the market value of any off-balance sheet positions.

The following table sets forth our interest rate risk profile at December 31, 2011 and 2010. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions. Down 200 basis points was not presented for December 31, 2011 and 2010 due to the extremely low rate environment.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)		Estimated Increase		Estimated	Estimated Increase
Change in Interest Rates	Estimated	(Decrease)		Net Interest	(Decrease)
(basis points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent
December 31, 2011
+200bp	$32,453	$(7,862)	(14.8)%	$17,670	$721	4.3%
0bp	$40,315	-	-	$16,949	-	-

December 31, 2010
+200bp	$36,765	$(4,325)	(10.5)%	$16,556	$(872)	(5.0)%
0bp	$41,090	-	-	$17,428	-	-

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

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

Further, as market conditions vary from those assumed in the simulation, actual results will also differ due to prepayment/refinancing levels deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the simulation does not reflect actions that ALCO might take in response to anticipated changes in interest rates or competitive conditions in the market place.

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

Our consolidated financial statements and related notes thereto may be found on pages F-1 through F-35 of this report.

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

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13A-15 (f) and 15d-15 (f) of the Securities and Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2011, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Election of Directors,” “Information About Our Executive Officers,” “Section 16(a) Beneficial Ownership Report Compliance” and “Information About the Board of Directors and Corporate Governance.”

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

Reference is made to the consolidated financial statements and the notes thereto included in Item 8 of Part II hereof.

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

SUSSEX BANCORP

/s/ Anthony Labozzetta
Anthony Labozzetta
President and Chief Executive Officer
Dated: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 23, 2012.

Name	Title

/s/ Anthony Labozzetta	President and Chief Executive Officer
Anthony Labozzetta

/s/ Steven M. Fusco	Senior Vice President (Principal Financial and Accounting Officer)
Steven M. Fusco

/s/ Anthony S. Abbate	Director
Anthony S. Abbate

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Donald L. Kovach	Director
Donald L. Kovach

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Timothy Marvil	Director
Timothy Marvil

/s/ Robert McNerney	Director
Robert McNerney

/s/ Richard W. Scott	Director
Richard W. Scott

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sussex Bancorp

We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 23, 2012

SUSSEX BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2011	2010

ASSETS
Cash and due from banks	$3,903	$4,672
Interest-bearing deposits with other banks	33,597	10,077
Federal funds sold	-	3,000
Cash and cash equivalents	37,500	17,749

Interest bearing time deposits with other banks	100	600
Securities available for sale, at estimated fair value	96,361	89,380
Securities held to maturity, at cost (estimated fair value of $4,345 at December 31, 2011and $1,007 at December 31, 2010)	4,220	1,000
Federal Home Loan Bank Stock, at cost	1,837	2,235

Loans receivable, net of unearned income	339,705	338,234
Less: allowance for loan losses	7,210	6,397
Net loans receivable	332,495	331,837

Foreclosed real estate	5,509	2,397
Premises and equipment, net	6,778	6,749
Accrued interest receivable	1,735	1,916
Goodwill	2,820	2,820
Bank-owned life insurance	11,142	10,173
Other assets	6,456	7,168
Total Assets	$506,953	$474,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$44,762	$35,362
Interest bearing	380,614	350,605
Total Deposits	425,376	385,967

Short-term borrowings	-	10,000
Long-term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,788	2,504
Junior subordinated debentures	12,887	12,887
Total Liabilities	467,051	437,358

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; issued shares 3,373,793 in 2011 and 3,352,346 in 2010; outstanding shares 3,372,949 in 2011 and 3,351,566 in 2010	27,964	27,870
Treasury stock, at cost; 844 shares in 2011 and 780 shares in 2010	(4)	(4)
Retained earnings	11,223	8,753
Accumulated other comprehensive income	719	47
Total Stockholders' Equity	39,902	36,666
Total Liabilities and Stockholders' Equity	$506,953	$474,024

See Notes to Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands except per share data)	2011	2010

INTEREST INCOME
Loans receivable, including fees	$18,798	$19,057
Securities:
Taxable	1,314	1,796
Tax-exempt	1,168	1,110
Federal funds sold	4	22
Interest bearing deposits	56	43
Total Interest Income	21,340	22,028

INTEREST EXPENSE
Deposits	3,141	3,995
Borrowings	1,064	1,393
Junior subordinated debentures	222	225
Total Interest Expense	4,427	5,613

Net Interest Income	16,913	16,415
PROVISION FOR LOAN LOSSES	3,306	3,280
Net Interest Income after Provision for Loan Losses	13,607	13,135

OTHER INCOME
Service fees on deposit accounts	1,290	1,406
ATM and debit card fees	545	501
Bank-owned life insurance	419	313
Insurance commissions and fees	2,270	2,071
Investment brokerage fees	145	166
Realized holding gains on trading securities	-	7
Gain on sale of securities, available for sale	645	52
Gain on sale of premises and equipment	-	2
(Loss) gain on sale of foreclosed real estate	(38)	18
Impairment write-downs on equity securities	(231)	(171)
Other	238	246
Total Other Income	5,283	4,611

OTHER EXPENSES
Salaries and employee benefits	8,528	7,783
Occupancy, net	1,412	1,345
Furniture, equipment and data processing	1,177	1,234
Advertising and promotion	172	178
Professional fees	661	607
Director Fees	176	265
FDIC assessment	700	911
Insurance	216	222
Stationary and supplies	184	194
Loan collection costs	824	502
Write-down on foreclosed real estate	145	241
Expenses related to foreclosed real estate	269	270
Amortization of intangible assets	10	14
Other	1,309	1,262
Total Other Expenses	15,783	15,028

Income before Income Taxes	3,107	2,718
PROVISION FOR INCOME TAXES	637	542
Net Income	$2,470	$2,176

EARNINGS PER SHARE
Basic	$0.76	$0.67
Diluted	$0.74	$0.66

See Notes to Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year Ended December 31, 2011 and 2010

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2009	3,259,786	$27,805	$6,577	$145	$-	$34,527
Comprehensive income:
Net income	-	-	2,176	-	-	2,176
Change in unrealized gains on securities available for sale, net of tax, and reclassification adjustments	-	-	-	(98)		(98)
Total Comprehensive Income						2,078

Treasury shares purchased	(780)	-	-	-	(4)	(4)
Restricted stock granted	95,303
Restricted stock forfeited	(2,743)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	65	-	-	-	65

Balance December 31, 2010	3,351,566	27,870	8,753	47	(4)	36,666
Comprehensive income:
Net income	-	-	2,470	-	-	2,470
Change in unrealized gains on securities available for sale, net of tax, and reclassification adjustments	-	-	-	672	-	672
Total Comprehensive Income						3,142

Treasury shares purchased	(64)	-	-	-	-	-
Restricted stock granted	25,305	-	-	-	-	-
Restricted stock forfeited	(3,858)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	94	-	-	-	94

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902

See Notes to Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$2,470	$2,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,306	3,280
Provision for depreciation and amortization	607	736
Net change in trading securities	-	714
Impairment charge on equity securities	231	171
Net amortization of securities premiums and discounts	1,009	378
Net realized gain on sale of securities	(645)	(52)
Net gain on sale of premises and equipment	-	(2)
Net realized loss (gain) on sale of foreclosed real estate	38	(18)
Provision for foreclosed real estate	145	241
Deferred income taxes	(378)	(125)
Earnings on investment in life insurance	(419)	(313)
Compensation expense for stock options and stock awards	94	65
Decrease in assets:
Accrued interest receivable	181	27
Other assets	632	1,860
Increase in accrued interest payable and other liabilities	284	242

Net Cash Provided by Operating Activities	7,555	9,380

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(53,654)	(46,867)
Proceeds from sale of securities	14,670	1,081
Maturities, calls and principal repayments	32,535	29,303
Securities held to maturity:
Purchases	(3,227)	(1,000)
Net increase in loans	(8,260)	(8,980)
Net maturities (purchases) of interest bearing time deposits	500	(500)
Proceeds from the sale of foreclosed real estate	1,001	2,549
Proceeds from the sale of bank premises and equipment	-	2
Purchases of bank premises and equipment	(626)	(406)
Purchases of bank-owned life insurance	(550)	(6,500)
Net decrease (increase) in FHLB stock	398	(190)

Net Cash Used in Investing Activities	(17,213)	(31,508)

Cash Flows from Financing Activities
Net increase in deposits	39,409	13,892
Proceeds from borrowings	-	10,000
Repayments of borrowings	(10,000)	(7,090)
Purchase of treasury stock	-	(4)

Net Cash Provided by Financing Activities	29,409	16,798

Net Increase (Decrease) in Cash and Cash Equivalents	19,751	(5,330)

Cash and Cash Equivalents - Beginning	17,749	23,079
Cash and Cash Equivalents - Ending	$37,500	$17,749

Supplementary Cash Flows Information
Interest paid	$4,395	$5,705
Income taxes paid	$1,103	$784
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$4,296	$1,326
Trading securities transferred to available for sale securities	$-	$2,241

See Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly owned subsidiary, Sussex Bank (the “Bank”). The Bank’s wholly owned subsidiaries are SCB Investment Company, SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holdings LLC and Tri-State Insurance Agency, Inc. (“Tri-State”). All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations

Sussex Bancorp’s business is conducted principally through the Bank. Sussex Bank is a New Jersey state chartered bank and provides full banking services. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and two branches in Orange County, New York. As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. Sussex Bancorp is subject to regulation by the Federal Reserve Board. SCB Investment Company and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio. Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies. ClassicLake Enterprises, LLC, PPD Holdings LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. The Company opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey during the fourth quarter of 2011.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the other-than-temporary impairment, allowance for loan losses, valuation of goodwill and intangible assets, the valuation of deferred tax assets and the fair value of financial instruments.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Sussex County, New Jersey and adjacent counties in the states of New Jersey, New York and Pennsylvania. Notes 3 and 4 discuss the types of securities that the Company invests in. The types of lending that the Company engages are included in Note 5. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and cash equivalents, balances due from banks, interest bearing deposits with banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at estimated fair values. Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of related deferred tax effect. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions and carried at amortized cost.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase premiums and discounts are recognized in interest income using the level yield method over the contractual terms of the securities. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in non-interest income.

The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. The FHLB stock was carried at $1,837,000 and $2,235,000 for the years ended December 31, 2011 and 2010, respectively.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and construction loans. Consumer loans consist of the following classes: residential real estate, consumer and other loans.

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

Allowance for Loan Losses

The allowance for loan losses represents the amount, which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The adequacy of the allowance is determined by management’s evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Foreclosed Assets

Foreclosed assets are primarily comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Foreclosed assets initially are recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in expenses related to foreclosed real estate.

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

Depreciation expense for the years ended December 31, 2011 and 2010 was $597 thousand and $722 thousand, respectively.

Bank Owned Life Insurance

Bank-owned life insurance (BOLI) is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. BOLI involves purchasing life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $11.1 million at December 31, 2011 and $10.2 million at December 31, 2010.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At December 31, 2011 and 2010, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired. The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required. The goodwill related to the insurance agency is not deductible for tax purposes.

The Company has an amortizable core deposit intangible asset related to the premium paid on the acquisition of deposits. The core deposit intangible was created on March 24, 2006 in the acquisition of the Port Jervis branch and is being amortized on a seven year accelerated schedule. This intangible was $6 thousand and $16 thousand, net of accumulated amortization of $114 thousand and $104 thousand as of December 31, 2011 and 2010, respectively.

Other intangible assets are included in other assets on the balance sheets for December 31, 2011 and 2010. Amortization expense on intangible assets was $10 thousand and $14 thousand for the years ended December 31, 2011, and 2010, respectively. Amortization expense is estimated to be $5 thousand for the year ending December 31, 2012 and $1 thousand for the year ending December 31, 2013.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

The Company accounts for income taxes under the asset/liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. The income tax guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which they occur. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2011. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2011 the Company had no material unrecognized tax benefits or accrued interest or penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Sussex Bancorp and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns before 2008 remain subject to examination by respective tax authorities.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Stock Compensation Plans

The Company currently has several stock plans in place for employees and directors of the Company. FASB ASC 718, Compensation-Stock Compensation, requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Stock-based compensation expense related to stock plans for the year ended December 31, 2011 and 2010 was $94 thousand and $65 thousand, respectively. As of December 31, 2011, there was $456 thousand of unrecognized compensation costs related to non-vested restricted stock awards remaining to expense.

Earnings per Share

Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The weighted-average common shares outstanding include the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock grants. Potential common shares related to stock options are determined using the treasury stock method.

Treasury Stock

Repurchases of shares of Company common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

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

Insurance Agency Operations

Tri-State is a retail insurance broker operating in the State of New Jersey. The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters. The insurance agency places basic property and casualty, life and health coverage with about fifteen different insurance carriers. There are two main billing processes, direct billing (currently accounts for approximately 90% of revenues) and agency billing.

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

Trust Operations

Trust income is recorded on a cash basis, which approximates the accrual basis. Securities and other property held by the Company in a fiduciary or agency capacity for customers of the trust department are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The Company had assets under management of $948 thousand and $1.0 million at December 31, 2011 and 2010, respectively.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in 2010 consolidated financial statements have been reclassified to conform to the 2011 consolidated financial statement presentation.

New Accounting Standards

In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SEGMENT REPORTING

Segment information for 2011 and 2010 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2011:
Net interest income from external sources	$16,913	$-	$16,913
Other income from external sources	3,013	2,270	5,283
Depreciation and amortization	595	12	607
Income (loss) before income taxes	2,955	152	3,107
Income tax expense (benefit) (1)	576	61	637
Total assets	504,076	2,877	506,953

Year Ended December 31, 2010:
Net interest income from external sources	$16,415	$-	$16,415
Other income from external sources	2,540	2,071	4,611
Depreciation and amortization	724	12	736
Income before income taxes	2,790	(72)	2,718
Income tax expense (1)	571	(29)	542
Total assets	471,104	2,920	474,024

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels as of December 31, 2011 and 2010:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2011:
State and political subdivisions	$20,570	$-	$20,570	$-
Mortgage-backed securities
US government-sponsored enterprises	71,998	-	71,998	-
Private mortgage-backed securities	2,477	-	2,477	-
Equity securities-financial services industry and other	1,316	1,316	-	-

December 31, 2010:
U.S. government agencies	$21,189	$-	$21,189	$-
State and political subdivisions	28,735	-	28,735	-
Mortgage-backed securities
US government-sponsored enterprises	33,286	-	33,286	-
Private mortgage-backed securities	4,807	-	4,807	-
Equity securities-financial services industry and other	1,363	1,213	150	-

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs. There were no trading securities gains or losses recorded during 2011 and a holding gain on trading securities recorded on the income statement of $7 thousand for the year ended December 31, 2010.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2011:
Impaired loans	$11,571	$-	$-	$11,571
Foreclosed real estate	4,959	-	-	4,959

December 31, 2010:
Impaired loans	$13,430	$-	$-	$13,430
Foreclosed real estate	2,007	-	-	2,007

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2011 and 2010:

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $13.5 million and $14.8 million, net of valuation allowance of $1.9 million and $1.4 million for 2011 and 2010, respectively. Additional provisions for loan losses of $1.4 million and $1.2 million for 2011 and 2010, respectively, were recorded during these periods.

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

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$37,500	$37,500	$17,749	$17,749
Time deposits with other banks	100	100	600	600
Securities available for sale	96,361	96,361	89,380	89,380
Securities held to maturity	4,220	4,345	1,000	1,007
Federal Home Loan Bank stock	1,837	1,837	2,235	2,235
Loans receivable, net of allowance	332,495	334,403	331,837	334,762
Accrued interest receivable	1,735	1,735	1,916	1,916

Financial liabilities:
Deposits	425,376	428,098	385,957	386,935
Borrowings	26,000	29,686	36,000	38,168
Junior subordinated debentures	12,887	6,613	12,887	8,647
Accrued interest payable	301	301	269	269

Off-balance financial instruments:
Commitments to extend credit	-	-	-	-
Outstanding letters of credit	-	-	-	-

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of December 31, 2011 and 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2011
State and political subdivisions	$19,706	$883	$(19)	$20,570
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,684	786	(472)	71,998
Private mortgage-backed securities	2,423	58	(4)	2,477
Equity securities-financial services industry and other	1,349	1	(34)	1,316
	$95,162	$1,728	$(529)	$96,361

December 31, 2010
U.S. government agencies	$21,158	$78	$(47)	$21,189
State and political subdivisions	29,353	97	(715)	28,735
Mortgage-backed securities:
U.S. government-sponsored enterprises	32,560	747	(21)	33,286
Private mortgage-backed securities	4,592	215	-	4,807
Equity securities-financial services industry and other	1,638	9	(284)	1,363
	$89,301	$1,146	$(1,067)	$89,380

Securities with a carrying value of approximately $21.5 million and $12.1 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2011 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	533	559
Due after ten years	19,173	20,011
Total bonds and obligations	19,706	20,570
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,684	71,998
Private mortgage-backed securities	2,423	2,477
Equity securities-financial services industry and other	1,349	1,316
Total available for sale securities	$95,162	$96,361

Gross gains on sales of securities available for sale were $685 thousand and $55 thousand and gross losses were $40 thousand and $3 thousand for the years ended December 31, 2011 and 2010, respectively.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2011
State and political subdivisions	$115	$(2)	$124	$(17)	$239	$(19)
Mortgage-backed securities:
U.S. government-sponsored enterprises	34,576	(472)	-	-	34,576	(472)
Private mortgage-backed securities	518	(4)	-	-	518	(4)
Equity securities-financial services industry and other	-	-	1,025	(34)	1,025	(34)
Total temporarily impaired securities	$35,209	$(478)	$1,149	$(51)	$36,358	$(529)

December 31, 2010
U.S. government agencies	$6,962	$(47)	$-	$-	$6,962	$(47)
State and political subdivisions	18,006	(578)	1,071	(137)	19,077	(715)
Mortgage-backed securities:
U.S. government-sponsored enterprises	4,536	(21)	-	-	4,536	(21)
Equity securities-financial services industry and other	820	(50)	445	(234)	1,265	(284)
Total temporarily impaired securities	$30,324	$(696)	$1,516	$(371)	$31,840	$(1,067)

As of December 31, 2011, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At December 31, 2011, the improvement in market value and the unrealized losses for the Company’s state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At December 31, 2011, there were two securities with a fair value of $239 thousand that had an unrealized loss that amounted to $19 thousand. The average loss amounts to 7.2% of book value at December 31, 2011. These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates. As of December 31, 2011, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of the Company’s state and political subdivision securities at December 31, 2011 were deemed to be other than temporarily impaired.

Mortgage-Backed Securities

At December 31, 2011, most of the decline in market value and the unrealized losses for the Company’s mortgaged-backed securities were backed by U.S. government-sponsored enterprises. At December 31, 2011, there were eighteen securities that had an unrealized loss. The decline in market value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality. As of December 31, 2011, the Company did not intend to sell and it was not more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of the Company’s mortgage-backed securities at December 31, 2011 were deemed to be other than temporarily impaired.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The Company’s investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services industry. At December 31, 2011, there were three securities that had an unrealized loss. These securities, other than the mutual fund which had a fair value of $849 thousand and an unrealized loss of $1 thousand at December 31, 2011, have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011. We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. The Company will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

During the fourth quarter of 2011, the Company recognized a $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund and common stock. The Company recognized a $144 thousand charge on the equity portfolio fund comprised of common stocks of bank holding companies that had an amortized cost of $250 thousand and a termination date of December 2011. The additional $87 thousand impairment charge was recognized on a common stock that had an amortized cost of $230 thousand. The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to the Company’s amortized cost.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of December 31, 2011 and 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2011
State and political subdivisions	$4,220	$125	$-	$4,345

December 31, 2010
State and political subdivisions	$1,000	$7	$-	$1,007

There were no securities in the held to maturity portfolio on December 31, 2011 or 2010 with unrealized losses.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and carrying value of securities held to maturity at December 31, 2011 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,580	$1,585
Due after one year through five years	-	-
Due after five years through ten years	1,063	1,082
Due after ten years	1,577	1,678
Total held to maturity securities	$4,220	$4,345

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	December 31, 2011	December 31, 2010

Commercial and industrial loans	$13,711	$15,045
Construction	8,520	20,862
Commercial real estate	216,191	204,407
Residential real estate	100,175	96,659
Consumer and other	1,336	1,395
	339,933	338,368
Unearned net loan origination fees	(228)	(134)
Allowance for loan losses	(7,210)	(6,397)
Net loans receivable	$332,495	$331,837

Mortgage loans serviced for others are not included in the accompanying balance sheets. The total amount of loans serviced for the benefit of others was approximately $852 thousand and $1.2 million at December 31, 2011 and 2010, respectively.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING
RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2011 and 2010:

	Commercial		Commercial	Residential
(Dollars in thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Unallocated	Total

December 31, 2011:
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	(24)	(909)	(2,057)	(12)	(40)	-	(3,042)
Recoveries	6	516	8	-	19	-	549
Provision	(114)	(496)	3,122	201	(26)	619	3,306
Ending balance	$304	$294	$4,833	$987	$9	$783	$7,210

December 31, 2010:
Beginning balance	$379	$1,387	$3,283	$323	$94	$30	$5,496
Charge-offs	(241)	(768)	(1,462)	-	(55)	-	(2,526)
Recoveries	126	-	2	-	19	-	147
Provision	172	564	1,937	475	(2)	134	3,280
Ending balance	$436	$1,183	$3,760	$798	$56	$164	$6,397

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance of loan losses at December 31, 2011 and 2010 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Individually	Collectively
		Individually	Collectively		Evaluated	Evaluated
		Evaluated	Evaluated		for	for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

December 31, 2011:
Commercial and industrial	$304	$16	$288	$13,711	$32	$13,679
Construction	294	50	244	8,520	2,458	6,062
Commercial real estate	4,833	1,572	3,261	216,191	22,722	193,469
Residential real estate	987	319	668	100,175	2,482	97,693
Consumer and other loans	9	-	9	1,336	-	1,336
Unallocated	783	-	-	-	-	-
Total	$7,210	$1,957	$4,470	$339,933	$27,694	$312,239

December 31, 2010:
Commercial and industrial	$436	$54	$382	$15,045	$78	$14,967
Construction	1,183	610	573	20,862	6,636	14,226
Commercial real estate	3,760	493	3,267	204,407	15,514	188,893
Residential real estate	798	233	565	96,659	1,244	95,415
Consumer and other loans	56	-	56	1,395	-	1,395
Unallocated	164	-	-	-	-	-
Total	$6,397	$1,390	$4,843	$338,368	$23,472	$314,896

An age analysis of loans receivable which were past due as of December 31, 2011 and 2010 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

December 31, 2011
Commercial and industrial	$428	$-	$32	$460	$13,251	$13,711	$-
Construction	558	-	3,243	3,801	4,719	8,520	785
Commercial real estate	5,238	137	19,311	24,686	191,505	216,191	-
Residential real estate	940	-	2,482	3,422	96,753	100,175	-
Consumer and other	17	1	18	36	1,300	1,336	18

Total	$7,181	$138	$25,086	$32,405	$307,528	$339,933	$803

December 31, 2010:
Commercial and industrial	$182	$229	$98	$509	$14,536	$15,045	$20
Construction	-	-	6,430	6,430	14,432	20,862	-
Commercial real estate	2,316	3,946	14,959	21,221	183,186	204,407	29
Residential real estate	3,029	-	1,244	4,273	92,386	96,659	-
Consumer and other	3	16	-	19	1,376	1,395	-

Total	$5,530	$4,191	$22,731	$32,452	$305,916	$338,368	$49

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans which the accrual of interest has been discontinued at December 31, 2011 and 2010 were:

(Dollars in thousands)	December 31, 2011	December 31, 2010

Commercial and industrial	$32	$78
Construction	2,458	6,430
Commercial real estate	19,311	14,930
Residential real estate	2,482	1,244
Consumer and other	-	-

Total	$24,283	$22,682

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

Doubtful: Loans so classified have all the inherent weaknesses of a substandard loan with the added provision that collection or liquidation in full is highly questionable and not reasonably assured. The probability of at least partial loss is high, but extraneous factors might strengthen the asset to prevent loss. The validity of the extraneous factors must be continuously monitored. Once these factors are questionable the loan should be considered for full or partial charge-off.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets of the Company is not warranted. Such loans are fully charged off.

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2011 and 2010:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

December 31, 2011
Commercial and industrial	$13,103	$398	$202	$8	$13,711
Construction	5,057	-	3,463	-	8,520
Commercial real estate	180,862	6,987	27,769	573	216,191
Residential real estate	95,491	494	4,190	-	100,175
Consumer and other	1,336	-	-	-	1,336
	$295,849	$7,879	$35,624	$581	$339,933

December 31, 2010
Commercial and industrial	$14,268	$679	$75	$23	$15,045
Construction	10,669	2,753	7,440	-	20,862
Commercial real estate	162,147	19,880	21,920	460	204,407
Residential real estate	93,884	1,083	1,681	11	96,659
Consumer and other	1,382	-	13	-	1,395
	$282,350	$24,395	$31,129	$494	$338,368

A loan is considered impaired, in accordance FASB ASC 310-10-35-16, when based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection. The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s impaired loans as of December 31, 2011 and 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Construction	2,062	2,331	-	3,030	1
Commercial real estate	10,362	12,932	-	11,547	198
Residential real estate	1,758	1,757	-	1,235	58
Consumer and other	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	32	32	16	72	-
Construction	396	396	50	1,633	-
Commercial real estate	12,404	12,399	1,572	9,335	150
Residential real estate	732	724	319	676	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$32	$32	$16	$72	$-
Construction	2,458	2,727	50	4,663	1
Commercial real estate	22,766	25,331	1,572	20,882	348
Residential real estate	2,490	2,481	319	1,911	59
Consumer and other	-	-	-	-	-
	$27,746	$30,571	$1,957	$27,528	$408

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$188	$-
Construction	3,230	3,535	-	2,885	38
Commercial real estate	4,863	5,284	-	8,122	118
Residential real estate	560	560	-	849	7
Consumer and other	-	-	-	9	-

With an allowance recorded:
Commercial and industrial	78	78	54	71	-
Construction	3,406	5,481	610	2,568	-
Commercial real estate	10,651	11,453	493	10,379	299
Residential real estate	684	684	233	449	1
Consumer and other	-	-	-	-	-

Total:
Commercial and industrial	$78	$78	$54	$259	$-
Construction	6,636	9,016	610	5,453	38
Commercial real estate	15,514	16,737	493	18,501	417
Residential real estate	1,244	1,244	233	1,298	8
Consumer and other	-	-	-	9	-
	$23,472	$27,075	$1,390	$25,520	$463

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2011 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Total

Performing	$5,592	$8	$5,600
Non-performing	2,682	-	2,682
Total	$8,274	$8	$8,282

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote. As of December 31, 2011, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Troubled debt restructured loans can include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; or permanent reduction of the principal or interest of the loan.

The following tables summarize troubled debt restructurings that occurred during the year ended December 31, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment

Commercial real estate	1	$1,535	$1,535

The troubled debt restructuring described above did not require an allocation of the allowance for credit losses for the year ended December 31, 2011. No charge-offs were recorded during the twelve month period ending December 31, 2011.

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2011:

(Dollars in thousands)	Number of Contracts	Recorded Investment

Commercial real estate	3	$4,345

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $262 thousand for the year ended December 31, 2011. There were no charge-offs on these defaulted troubled debt restructurings during the twelve month period ended December 31, 2011.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010

Land and land improvements	$1,978	$1,973
Building and building improvements	5,898	5,891
Leasehold improvements	393	396
Furniture, fixtures and equipment	6,754	6,396
Assets in progress	251	187
	15,274	14,843
Accumulated depreciation	(8,496)	(8,094)
Premises and equipment, net	$6,778	$6,749

During the years ended December 31, 2011 and 2010, depreciation expense totaled $597 thousand and $722 thousand, respectively. As of December 31, 2011, the Company had outstanding commitments of approximately $2 thousand for computer software upgrades.

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010

Non-interest bearing demand	$44,762	$35,362
Savings, money market and interest-bearing demand	269,808	258,252
Time deposits less than $100 thousand	70,868	62,094
Time deposits $100 thousand and over	39,938	30,259
Total deposits	$425,376	$385,967

At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

2012	$58,518
2013	19,356
2014	6,467
2015	4,395
2016	21,720
Thereafter	350
$110,806

NOTE 9 – BORROWINGS

At December 31, 2011, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $53.9 million and a $4.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”). The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $75.5 million. At December 31, 2011, the Bank had the ability to borrow up to $27.9 million at FHLBNY and $4.0 million at ACBB.

Short-Term Borrowings

At December 31, 2010 the Bank had a $10.0 million short-term advance with the FHLBNY at a rate of 0.38%, which matured on January 10, 2011.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Borrowings

At December 31, 2011 and 2010 the Bank had the following long-term borrowings from the FHLBNY (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2011	2010
December 7, 2016	December 7, 2008	4.00%	$5,000	$5,000
June 21, 2017	June 21, 2008	4.60%	6,000	6,000
December 7, 2017	December 7, 2017	3.97%	5,000	5,000
December 26, 2017	December 26, 2009	3.66%	5,000	5,000
December 26, 2017	December 26, 2010	3.79%	5,000	5,000
			$26,000	$26,000

Maturities of debt in years subsequent to December 31, 2011 are as follows (in thousands):

2012	$-
2013	-
2014	-
2015	-
2016	5,000
Thereafter	21,000
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

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors. The variable interest rate was 1.99% at December 31, 2011 and reprices quarterly at the three month LIBOR plus 1.44%. Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

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

Future minimum lease payments by year are as follows (in thousands):

2012	$441
2013	436
2014	247
2015	172
2016	40
Thereafter	52
$1,388

Rent expense was $497 thousand and $468 thousand for the years ended December 31, 2011 and 2010, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust for its employees. Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the Plan. Highly compensated employees are restricted to a contribution up to 7% of their salary. The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary. The Company had temporarily suspended the employer match from April 2009 to September 2010. The amount charged to expense related to this Plan for the years ended December 31, 2011 and 2010 was $119 thousand and $32 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans covering the Company’s former Chairman and a former executive officer of the Company. Under the provisions of the Plans, the Company has executed agreements providing the officers a retirement benefit. Payments from the Plan for the Chairman began in May of 2008 and the other executive started in April of 2010. For the years ended December 31, 2011 and 2010, $76 thousand and $80 thousand, respectively was charged to expense in connection with the Plans.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan. The purpose of the Plan is to motivate and reward for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company. No incentive compensation was recorded under the Plan for the years ended December 31, 2011 and 2010. Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly. As of the years ended December 31, 2011 and 2010, the carrying value of deferred compensation was $66 thousand and $59 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”). Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year. Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation. The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock. The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability. Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten (10) years. As of the years ended December 31, 2011 and 2010, $177 thousand and $185 thousand, respectively, have been deferred.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had an Employee Stock Ownership Plan (the “ESOP”) for the benefit of all employees who met the eligibility requirements set forth in the Plan. The amount of employer contributions to the Plan was at the discretion of the Board of Directors. There were no contributions charged to expense for the years ended December 31, 2011 and 2010. The Plan was dissolved in December 2011 and distributions to all active participants were made in the Company’s common stock. At December 31, 2011 there were no shares left in the Plan and at December 31, 2010 there were 53,226 shares of the Company's common stock held in the Plan.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010

Unrealized gains (losses) on available for sale securities	$1,534	$(281)
Less: reclassification adjustments for realized gains (losses)	414	(119)
and impairment write-downs included in net income
Net unrealized gains (losses)	1,120	(162)
Tax effect (benefit)	(448)	64
Net of tax amount	$672	$(98)

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(In Thousands, Except per Share Amounts)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2011:
Basic earnings per share:
Net income applicable to common stockholders	$2,470	3,256	$0.76
Effect of dilutive securities:
Non-vested stock awards	-	71
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,470	3,327	$0.74

Year Ended December 31, 2010:
Basic earnings per share:
Net income applicable to common stockholders	$2,176	3,250	$0.67
Effect of dilutive securities:
Non-vested stock awards	-	50
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,176	3,300	$0.66

Options to purchase 111,034 and 116,075 shares of common stock were outstanding during December 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCK OPTION PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan to provide equity incentives to selected persons. Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary. Awards granted under the Plan may be either stock options or restricted stock and are designated at the time of grant. Options granted under the Plan to directors, consultants and advisors are non-qualified stock options. Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant. As of December 31, 2011, there were 72,946 shares available for future grants under the Plan.

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Restricted stock, beginning of year	101,991	$4.71	13,975	$8.34
Granted	25,305	6.10	95,303	4.44
Forfeited	(3,858)	5.89	(2,743)	5.52
Vested	(7,709)	6.47	(4,544)	9.65
Restricted stock, end of year	115,729	$4.86	101,991	$4.71

Total stock-based compensation related to restricted stock awards was $94 thousand and $65 thousand for the years ended December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and 2010, there were $456 thousand and $420 thousand, respectively, of unrecognized compensation cost related to non vested restricted stock awards which is expected to be recognized over a weighted average period of 4.1 years and 5.2 years.

Remaining unvested restricted stock grants at December 31, 2011 are expected to vest as follows:

Number of shares

2012	27,014
2013	28,253
2014	24,883
2015	17,008
2016	17,008
2017	1,563
115,729

Restricted stock activity for the years ended December 31, 2011 and 2010 are as follows:

	Number of Shares
	2011	2010

Accumulated shares granted	138,826	117,379
Vested during the year	7,709	4,544

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the 2001 stock option plan and the 2004 equity incentive plan to officers and other employees and which are incentive stock options, are subject to limitations under Section 422 of the Internal Revenue Code. The option price under each such grant shall not be less than the fair market value on the date of the grant. No option will be granted for a term in excess of 10 years. The Company may establish a vesting schedule that must be satisfied before the options may be exercised. There are 43,414 options outstanding under the 2001 stock option plan and no outstanding stock options outstanding under the 2004 equity incentive plan at December 31, 2011.

During 1995, the stockholders approved a stock option plan for nonemployee directors (the Directors’ Plan) and an Incentive Stock Option Plan for employees. In 2001 the stockholders approved the 2001 Stock Option Plan to provide equity incentives to employees, officers and directors. Both of these plans expired ten years following their approval, and therefore there at December 31, 2011 there were no authorized shares left to be granted in either plan. However as of December 31, 2011, 67,620 options were outstanding and will expire between July 2012 and October 2014 in the 1995 plan and 43,414 options were outstanding under the 2001 plan which will expire between October of 2012 and October of 2015.

Stock option transactions under all plans are summarized as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate
	Shares	Price per Share	Contractual Term	Intrinsic Value

Outstanding, December 31, 2009	187,362	$12.43
Options expired	(1,234)	6.87
Options forfeited	(70,053)	12.69
Outstanding, December 31, 2010	116,075	12.33
Options forfeited	(5,041)	13.94
Outstanding, December 31, 2011	111,034	$12.25	2.03	$-
Exercisable, December 31, 2011	111,034	$12.25	2.03	$-

The following table summarizes information about stock options outstanding at December 31, 2011:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life (Years)	Exercisable

8.86	19,483	1.1	19,483
8.90	5,788	0.1	5,788
8.99	11,447	1.8	11,447
9.33	5,875	0.8	5,875
12.63	7,826	3.8	7,826
13.39	16,540	3.1	16,540
14.67	37,367	2.1	37,367
16.45	6,708	2.8	6,708
	111,034		111,034

There were no stock options exercised during 2011 and no intrinsic value to the stock options outstanding at December 31, 2011.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax. The components of income tax expense for the years ended December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010

Current:
Federal	$744	$525
State	271	142
	1,015	667
Deferred:
Federal	(269)	(122)
State	(109)	(3)
	(378)	(125)
	$637	$542

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	2011		2010

Federal income tax at statutory rate	$1,056	34%	$924	34%
Tax exempt interest	(399)	(13)	(382)	(14)
State income tax, net of federal income tax effect	106	4	92	3
Bank owned life insurance	(142)	(5)	(107)	(4)
Other	16	1	15	1
	$637	21%	$542	20%

The income tax provision includes $258 thousand and $21 thousand in 2011 and 2010, respectively, of income tax expense related to net gains on sales of securities.

The components of the net deferred tax asset at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010

Deferred tax assets:
Allowance for loan losses	$2,880	$2,555
Deferred compensation	504	606
AMT credit	-	110
Foreclosed real estate	89	56
Intangible assets	40	46
Restricted stock	77	47
OTTI impairment	96	-
Other	131	7
Total deferred tax assets	3,817	3,427
Deferred tax liabilities:
Depreciation	(209)	(180)
Prepaid Expenses	(154)	(171)
Unrealized gain on securities, available for sale	(480)	(32)
Total deferred tax liabilities	(843)	(383)
Net deferred tax asset	$2,974	$3,044

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

The related party loan activity for the year ended December 31, 2011 is summarized as follows:

(Dollars in thousands)	2011

Balance, beginning	$4,266
Disbursements	865
Repayments and other	(432)
Balance, ending	$4,699

Two related parties with loan obligations totaling $257 thousand as of December 31, 2010 were no longer required to be reported as of December 31, 2011 and are included under repayments for the year ended December 31, 2011.

Certain related parties of the Company provided legal services and appraisal services to the Company. Such for legal services rendered totaled $24 thousand and $13 thousand during 2011 and 2010, respectively, while other related parties provided appraisals services totaling $13 thousand and $3 thousand during 2011 and 2010, respectively. The Company paid rent to related parties for an office location in the amount of $177 thousand in 2011 and $174 thousand in 2010.

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

A summary of the Company's financial instrument commitments at December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	2011	2010

Commitments to grant loans	$10,308	$12,631
Unfunded commitments under lines of credit	26,079	30,506
Outstanding standby letters of credit	1,576	2,103

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. These standby letters of credit expire within twelve months, although many have automatic renewal provisions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

NOTE 19 – REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank. The total of those reserve balances was approximately $1.5 million at December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 are presented below:

						To be Well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2011
Total capital (to risk-weighted assets):	$50,541	14.31%	$	>28,260	>8.00%	$	>35,325	>10.00%
Tier I capital (to risk-weighted assets):	46,091	13.05		>14,130	>4.00		>21,195	>6.00
Tier I capital (to average assets):	46,091	9.29		>19,853	>4.00		>24,816	>5.00

As of December 31, 2010
Total capital (to risk-weighted assets):	$47,636	13.63%	$	>27,959	>8.00%	$	>34,949	>10.00%
Tier I capital (to risk-weighted assets):	43,242	12.37		>13,980	>4.00		>20,969	>6.00
Tier I capital (to average assets):	43,242	9.04		>19,140	>4.00		>23,925	>5.00

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2011, the Bank’s funds available for payment of dividends were $41.4 million. Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2011.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 20 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

STATEMENT OF CONDITION
	December 31,
(Dollars in thousands)	2011	2010

Assets
Cash	$704	$856
Investment in subsidiary	50,044	46,677
Securities, available for sale	340	474
Loans	598	967
Foreclosed Real Estate	99	-
Accrued interest and other assets	1,130	705
Total Assets	$52,915	$49,679

Liabilities and Stockholders' Equity
Other liabilities	$126	$126
Junior subordinated debentures	12,887	12,887
Stockholders' equity	39,902	36,666
Total Liabilities and Stockholders' Equity	$52,915	$49,679

STATEMENTS OF INCOME
	Year Ended December 31,
(Dollars in thousands)	2011	2010

Interest and fees on loans	$57	$61
Interest on investments	13	16
Net realized loss on sale of securities	(2)	(3)
Impairment charge on equity securities	(231)	(171)
Interest expense on debentures	(222)	(225)
Other expenses	(132)	(181)
Loss before Income Tax Benefit and Equity in Undistributed Net Income of Banking Subsidiary	(517)	(503)
Income tax benefit	176	171
Loss before Equity in Undistributed Net Income of Banking Subsidiary	(341)	(332)
Equity in undistributed net income of banking subsidiary	2,424	2,121
Equity in undistributed net income of non-banking subsidiary	387	387
Net Income	$2,470	$2,176

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2011	2010

Cash Flows from Operating Activities:
Net Income	$2,470	$2,176
Adjustments to reconcile net income to net cash provided by
operating activities:
Impairment charge on equity securities	231	171
Net change in other assets and liabilities	(409)	19
Equity in undistributed net income of banking subsidiary	(2,811)	(2,508)
Net Used in Operating Activities	(519)	(142)

Cash Flows Used In Investing Activities:
Securities available for sale:
Purchases	-	(76)
Sales	67	80
Maturities, calls and principal repayments	30	131
Net decrease in loans	270	37
Net Cash Provided by Investing Activities	367	172

Cash Flows from Financing Activities:
Purchase of treasury stock	-	(4)
Net Cash Used by Financing Activities	-	(4)

Net (Decrease) Increase in Cash and Cash Equivalents	(152)	26

Cash and Cash Equivalents - Beginning of Year	856	830
Cash and Cash Equivalents - End of Year	$704	$856

NOTE 21 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.

EXHIBIT LIST

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on December 13, 1996.)
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996.)
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 15, 2005.)
10.4*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008.)
10.5*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010.)
10.6*	Employment Agreement by and between the Company, the Bank and Donald L. Kovach, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2009.)
10.8*	Salary Continuation Agreement, dated March 15, 2000, by and between the Company and Donald L. Kovach (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the SEC on March 16, 2011.)
10.9*	Amendment #1 to the Salary Continuation Agreement with Donald L. Kovach dated June 11, 2002 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the SEC on March 16, 2011.)
10.10*	Amendment #2 to the Salary Continuation Agreement with Donald L. Kovach dated January 7, 2004 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 23, 2004.)
10.11*	Amendment #3 to the Salary Continuation Agreement with Donald L. Kovach dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.)
10.12*	Employment Agreement by and between the Bank and Tammy Case dated February 20, 2008 (incorporated by reference to Exhibit 10.B to the Current Report on Form 8-K filed with the SEC on February 26, 2008.)
10.13*	Employment Agreement by and between Tri-State Insurance Agency, Inc. and George Lista dated September 1, 2006 (incorporated by reference to Exhibit 10.A to the Current Report on Form 8-K filed with the SEC on September 7, 2006.)
10.14*	Employment Agreement by and between the Company, Bank and Anthony Labozzetta dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2010.)
10.15*	Supplemental Executive Retirement Agreement, dated July 20, 2011, by and between Sussex Bancorp and Anthony J. Labozzetta (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2011.)
10.16*	Employment Agreement by and between the Company, Bank and Steven M. Fusco dated June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2010.)
21.1†	List of Subsidiaries.
23.1†	Consent of ParenteBeard LLC.
31.1†	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Annual Report on Form 10-K of Sussex Bancorp for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†           Filed herewith.

*           Management contract or compensatory plan or arrangement.

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