Form 10-Q
period 2012-03-31
SUSSEX BANCORP
filed 2012-05-15
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes ☐                               No ☒

As of May 4, 2012 there were 3,399,106 shares of common stock, no par value, outstanding.

SUSSEX BANCORP

FORM 10-Q

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

i

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2012	December 31, 2011

ASSETS
Cash and due from banks	$6,240	$3,903
Interest-bearing deposits with other banks	37,844	33,597
Cash and cash equivalents	44,084	37,500

Interest bearing time deposits with other banks	100	100
Securities available-for-sale, at estimated fair value	100,917	96,361
Securities held-to-maturity, at cost (estimated fair value of $4,811 At March 31, 2012 and $4,345 at December 31, 2011)	4,728	4,220
Federal Home Loan Bank Stock, at cost	1,837	1,837

Loans receivable, net of unearned income	335,434	339,705
Less: allowance for loan losses	7,617	7,210
Net loans receivable	327,817	332,495

Foreclosed real estate	5,001	5,509
Premises and equipment, net	6,910	6,778
Accrued interest receivable	1,784	1,735
Goodwill	2,820	2,820
Bank-owned life insurance	11,245	11,142
Other assets	5,941	6,456

Total Assets	$513,184	$506,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$44,640	$44,762
Interest bearing	387,434	380,614
Total deposits	432,074	425,376

Long term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,320	2,788
Junior subordinated debentures	12,887	12,887

Total Liabilities	473,281	467,051

Stockholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; issued shares 3,404,289 in 2012 and 3,373,793 in 2011; outstanding shares 3,393,106 in 2012 and 3,372,949 in 2011	28,000	27,964
Treasury stock, at cost; 11,183 shares in 2012 and 844 shares in 2011	(59)	(4)
Retained earnings	11,028	11,223
Accumulated other comprehensive income	934	719

Total Stockholders’ Equity	39,903	39,902

Total Liabilities and Stockholders’ Equity	$513,184	$506,953

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2012	2011

INTEREST INCOME
Loans receivable, including fees	$4,450	$4,784
Securities:
Taxable	320	365
Tax-exempt	245	292
Federal funds sold	-	1
Interest bearing deposits	17	3
Total Interest Income	5,032	5,445

INTEREST EXPENSE
Deposits	719	769
Borrowings	265	265
Junior subordinated debentures	62	54
Total Interest Expense	1,046	1,088

Net Interest Income	3,986	4,357
PROVISION FOR LOAN LOSSES	860	839
Net Interest Income after Provision for Loan Losses	3,126	3,518

OTHER INCOME
Service fees on deposit accounts	275	316
ATM and debit card fees	137	122
Bank-owned life insurance	103	104
Insurance commissions and fees	599	615
Investment brokerage fees	36	31
Gain on sale of loans, held for sale	47	-
Gain on sale of securities, available-for-sale	59	-
Gain on sale of premises and equipment	1	-
Gain (loss) on sale of foreclosed real estate	2	(11)
Other	65	68
Total Other Income	1,324	1,245

OTHER EXPENSES
Salaries and employee benefits	2,424	2,007
Occupancy, net	362	381
Furniture, equipment and data processing	354	300
Advertising and promotion	71	43
Professional fees	158	127
Director fees	106	67
FDIC assessment	167	256
Insurance	53	56
Stationary and supplies	45	43
Loan collection costs	134	115
Write-down on foreclosed assets	615	145
Expenses related to foreclosed assets	93	24
Amortization of intangible assets	2	3
Other	326	293
Total Other Expenses	4,910	3,860

Income (Loss) before Income Taxes	(460)	903
PROVISION (BENEFIT) FOR INCOME TAXES	(265)	209
Net Income (Loss)	(195)	694

OTHER COMPREHENSIVE INCOME:
Net unrealized gains on available for sale securities arising during the period	417	217
Reclassification adjustment for gain on sales included in net income (loss)	(59)	-
Income tax expense related to other comprehensive income	(143)	(87)
Other comprehensive income, net of income taxes	215	130
Comprehensive income	$20	$824

EARNINGS (LOSS) PER SHARE
Net Income (loss):
Basic	$(0.06)	$0.21
Diluted	$(0.06)	$0.21

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2012 and 2011

(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousand)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Net income	-	-	694	-	-	694
Other comprehensive income	-	-	-	130	-	130
Restricted stock granted	11,850	-	-	-	-	-
Restricted stock forfeited	(1,041)	-	-	-	-	-

Compensation expense related to stock option and restricted stock grants	-	21	-	-	-	21

Balance March 31, 2011	3,362,375	$27,891	$9,447	$177	$(4)	$37,511

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net loss	-	-	(195)	-	-	(195)
Other comprehensive income	-	-	-	215	-	215
Treasury stock purchased	(10,339)	-	-	-	(55)	(55)
Restricted stock granted	30,496	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	36	-	-	-	36

Balance March 31, 2012	3,393,106	$28,000	$11,028	$934	$(59)	$39,903

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(195)	$694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	860	839
Provision for depreciation and amortization	165	153
Net amortization of securities premiums and discounts	574	222
Net realized gain on sale of securities	(59)	-
Net realized gain on sale of loans, held for sale	(47)	-
Proceeds from the sale of loans held for sale	638	-
Net realized gain on sale of premises and equipment	(1)	-
Net realized (gain) loss on sale of foreclosed real estate	(2)	11
Provision for foreclosed real estate	615	145
Earnings on bank owned life insurance	(103)	(104)
Compensation expense for stock options and stock awards	36	21
(Increase) decrease in assets:
Accrued interest receivable	(49)	80
Other assets	370	701
Decrease in accrued interest payable and other liabilities	(468)	(241)

Net Cash Provided by Operating Activities	2,334	2,521

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(14,882)	(3)
Sales	4,919	-
Maturities, calls and principal repayments	5,258	8,992
Securities held to maturity:
Purchases	(849)	(333)
Maturities, calls and principal repayments	333	-
Net (increase) decrease in loans	3,120	(5,250)
Proceeds from the sale of foreclosed real estate	2	161
Purchases of bank premises and equipment	(306)	(30)
Proceeds from the sale of premises and equipment	12	-
Net decrease in FHLB stock	-	450

Net Cash (Used in) Provided by Investing Activities	(2,393)	3,987

Cash Flows from Financing Activities
Net increase in deposits	6,698	4,264
Repayments of borrowings	-	(10,000)
Purchase of treasury stock	(55)	-

Net Cash Provided by (Used in) Financing Activities	6,643	(5,736)

Net Increase in Cash and Cash Equivalents	6,584	772

Cash and Cash Equivalents - Beginning	37,500	17,749

Cash and Cash Equivalents - Ending	$44,084	$18,521

Supplementary Cash Flows Information
Interest paid	$1,065	$1,107
Income taxes paid	$-	$7

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$107	$-
Loans transferred to held for sale	$591	$-

See Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us” or “our”) and its wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey. Tri-State’s operations are considered a separate segment for financial disclosure purposes. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York. In 2011 we opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey.

Sussex Bancorp is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of Sussex Bancorp and Sussex Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards

In December, 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March 31, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2012
State and political subdivisions	$24,101	$897	$(42)	$24,956
Mortgage-backed securities:
U.S. government-sponsored enterprises	73,912	905	(207)	74,610
Equity securities-financial services industry and other	1,348	18	(15)	1,351
	$99,361	$1,820	$(264)	$100,917

December 31, 2011
State and political subdivisions	$19,706	$883	$(19)	$20,570
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,684	786	(472)	71,998
Private mortgage-backed securities	2,423	58	(4)	2,477
Equity securities-financial services industry and other	1,349	1	(34)	1,316
	$95,162	$1,728	$(529)	$96,361

Securities with a carrying value of approximately $29.4 million and $21.5 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2012 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,073	1,115
Due after ten years	23,028	23,841
Total bonds and obligations	24,101	24,956
Mortgage-backed securities:
U.S. government-sponsored enterprises	73,912	74,610
Equity securities-financial services industry and other	1,348	1,351
Total available for sale securities	$99,361	$100,917

Gross gains on sales of securities available for sale were $79 thousand and gross losses were $20 thousand for the three months ended March 31, 2012. There were no sales of securities during the first three months of 2011.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2012
State and political subdivisions	$700	$(29)	$128	$(13)	$828	$(42)
Mortgage-backed securities:
U.S. government-sponsored enterprises	26,907	(207)	-	-	26,907	(207)
Equity securities-financial services industry and other	104	(2)	199	(13)	303	(15)
Total temporarily impaired securities	$27,711	$(238)	$327	$(26)	$28,038	$(264)

December 31, 2011
State and political subdivisions	$115	$(2)	$124	$(17)	$239	$(19)
Mortgage-backed securities:
U.S. government-sponsored enterprises	34,576	(472)	-	-	34,576	(472)
Private mortgage-backed securities	518	(4)	-	-	518	(4)
Equity securities-financial services industry and other	-	-	1,025	(34)	1,025	(34)
Total temporarily impaired securities	$35,209	$(478)	$1,149	$(51)	$36,358	$(529)

As of March 31, 2012, we reviewed our available for sale investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At March 31, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At March 31, 2012, there were three securities with a fair value of $828 thousand that had an unrealized loss that amounted to $42 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of our state and political subdivision securities at March 31, 2012 were deemed to be other than temporarily impaired.

Mortgage-Backed Securities

At March 31, 2012, the decline in fair value and the unrealized losses for our mortgaged-backed securities were backed by U.S. government-sponsored enterprises. At March 31, 2012, there were twelve securities with a fair value of $26.9 million that had an unrealized loss. The decline in fair value and the unrealized losses were primarily due to changes in spreads and market conditions and not credit quality. As of March 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of our mortgage-backed securities at March 31, 2012 were deemed to be other than temporarily impaired.

Equity Securities

Our investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services industry. At March 31, 2012, there were three securities with a fair value of $303 thousand that had an unrealized loss. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012. We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2012
State and political subdivisions	$4,728	$123	$(40)	$4,811

December 31, 2011
State and political subdivisions	$4,220	$125	$-	$4,345

The amortized cost and carrying value of securities held to maturity at March 31, 2012 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,248	$1,251
Due after one year through five years	-	-
Due after five years through ten years	1,057	1,083
Due after ten years	2,423	2,477
Total held to maturity securities	$4,728	$4,811

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at March 31, 2012. There were no securities with unrealized losses on December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2012
State and political subdivisions	$808	$(40)	$-	$-	$808	$(40)

As of March 31, 2012, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At March 31, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At March 31, 2012, there were two securities with a fair value of $808 thousand that had an unrealized loss that amounted to $40 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore none of our state and political subdivision securities at March 31, 2012 were deemed to be other-than-temporarily impaired.

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Commercial and industrial loans	$13,401	$13,711
Construction	8,293	8,520
Commercial real estate	214,678	216,191
Residential real estate	97,829	100,175
Consumer and other	1,467	1,336
	335,668	339,933
Unearned net loan origination fees	(234)	(228)
Allowance for loan losses	(7,617)	(7,210)
Net loans receivable	$327,817	$332,495

Mortgage loans serviced for others are not included in the accompanying balance sheets. The total amount of loans serviced for the benefit of others was approximately $841 thousand and $852 thousand at March 31, 2012 and December 31, 2011, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2012 and 2011:

	Commercial		Commercial	Residential	Consumer
(Dollars in thousands)	and Industrial	Construction	Real Estate	Real Estate	and Other	Unallocated	Total

March 31, 2012:
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	-	-	(295)	(157)	(16)	-	(468)
Recoveries	1	-	11	-	3	-	15
Provision	-	288	637	146	35	(246)	860

Ending balance	$305	$582	$5,186	$976	$31	$537	$7,617

March 31, 2011:
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	-	-	(1)	(12)	(12)	-	(25)
Recoveries	1	-	7	-	7	-	15
Provision	11	164	187	46	3	428	839

Ending balance	$448	$1,347	$3,953	$832	$54	$592	$7,226

The following table presents the balance in the allowance of loan losses at March 31, 2012 and December 31, 2011 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Individually	Collectively
		Individually	Collectively		Evaluated	Evaluated
		Evaluated	Evaluated		for	for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

March 31, 2012:
Commercial and industrial	$305	$15	$290	$13,401	$31	$13,370
Construction	582	486	96	8,293	3,462	4,831
Commercial real estate	5,186	2,290	2,896	214,678	23,881	190,797
Residential real estate	976	195	781	97,829	1,993	95,836
Consumer and other	31	-	31	1,467	-	1,467
Unallocated	537	-	-	-	-	-
Total	$7,617	$2,986	$4,094	$335,668	$29,367	$306,301

December 31, 2011:
Commercial and industrial	$304	$16	$288	$13,711	$32	$13,679
Construction	294	50	244	8,520	2,458	6,062
Commercial real estate	4,833	1,572	3,261	216,191	22,722	193,469
Residential real estate	987	319	668	100,175	2,482	97,693
Consumer and other	9	-	9	1,336	-	1,336
Unallocated	783	-	-	-	-	-
Total	$7,210	$1,957	$4,470	$339,933	$27,694	$312,239

An age analysis of loans receivable which were past due as of March 31, 2012 and December 31, 2011 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

March 31, 2012:
Commercial and industrial	$279	$175	$31	$485	$12,916	$13,401	$-
Construction	268	-	4,247	4,515	3,778	8,293	785
Commercial real estate	4,600	1,480	21,988	28,068	186,610	214,678	191
Residential real estate	1,503	447	1,894	3,844	93,985	97,829	-
Consumer and other	19	-	7	26	1,441	1,467	7
Total	$6,669	$2,102	$28,167	$36,938	$298,730	$335,668	$983

December 31, 2011:
Commercial and industrial	$428	$-	$32	$460	$13,251	$13,711	$-
Construction	558	-	3,243	3,801	4,719	8,520	785
Commercial real estate	5,238	137	19,311	24,686	191,505	216,191	-
Residential real estate	940	-	2,482	3,422	96,753	100,175	-
Consumer and other	17	1	18	36	1,300	1,336	18
Total	$7,181	$138	$25,086	$32,405	$307,528	$339,933	$803

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans

Loans which the accrual of interest has been discontinued at March 31, 2012 and December 31, 2011 were:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Commercial and industrial	$31	$32
Construction	3,462	2,458
Commercial real estate	21,797	19,311
Residential real estate	1,894	2,482
Total	$27,184	$24,283

In determining the adequacy of the allowance for loan losses, we estimate losses based on the identification of specific problem loans through our credit review process and we also estimate losses inherent in other loans on an aggregate basis by loan type. The credit review process includes the independent evaluation of the loan officer assigned risk ratings by the Chief Credit Officer and a third party loan review company. Such risk ratings are assigned loss component factors that reflect our loss estimate for each group of loans. It is management’s and the board of directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms, and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system. Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status and other information; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

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

Substandard: This category represents loans that the primary source of repayment has significantly deteriorated or weakened which has or could threaten the borrowers’ ability to make scheduled payments. The weaknesses require close supervision by management and there is a distinct possibility that we could sustain a loss if the deficiencies are not corrected. Such weaknesses could jeopardize the timely and ultimate collection of our loan principal and interest or fees due. Loss may not be expected or evident, however, loan repayment is inadequately supported by current financial information or pledged collateral.

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

Loss: Loans so classified are considered uncollectible, and of little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2012 and December 31, 2011:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

March 31, 2012:
Commercial and industrial	$12,830	$365	$198	$8	$13,401
Construction	4,831	-	3,462	-	8,293
Commercial real estate	177,771	8,995	27,339	573	214,678
Residential real estate	93,616	490	3,723	-	97,829
Consumer and other	1,320	-	147	-	1,467
	$290,368	$9,850	$34,869	$581	$335,668

December 31, 2011:
Commercial and industrial	$13,103	$398	$202	$8	$13,711
Construction	5,057	-	3,463	-	8,520
Commercial real estate	180,862	6,987	27,769	573	216,191
Residential real estate	95,491	494	4,190	-	100,175
Consumer and other	1,336	-	-	-	1,336
	$295,849	$7,879	$35,624	$581	$339,933

A loan is considered impaired, in accordance FASB ASC 310-10-35-16, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection. The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. We recognize income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to us. If these factors do not exist, we will record all payments as a reduction of principal on such loans.

The following table reflects our impaired loans by class as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment (1)	Balance (2)	Allowance	Investment (1)	Balance (2)	Allowance
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-	$-
Construction	73	73	-	2,062	2,331	-
Commercial real estate	7,708	8,692	-	10,362	12,932	-
Residential real estate	1,460	1,457	-	1,758	1,757	-
Consumer and other	-	-	-	-	-	-
Total impaired loans without a related allowance	9,466	10,447	-	14,182	17,020	-

With an allowance recorded:
Commercial and industrial	31	31	15	32	32	16
Construction	3,389	3,658	486	396	396	50
Commercial real estate	16,200	17,754	2,290	12,404	12,399	1,572
Residential real estate	536	536	195	732	724	319
Consumer and other	-	-	-	-	-	-
Total impaired loans with an allowance	19,931	21,754	2,986	13,564	13,551	1,957
Total impaired loans	$29,397	$32,201	$2,986	$27,746	$30,571	$1,957

(1) The recorded investment of impaired loans includes the outstanding principal balance and any unpaid interest and escrow balances due

(2) Unpaid principal balance includes the present recorded principal balance plus any amounts that have been previously charged-off.

The average recorded investment and income recognized is presented for the three month periods ended March 31, 2012 and 2011:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$20	$-
Construction	2,662	-	3,367	1
Commercial real estate	9,235	25	8,792	36
Residential real estate	1,490	33	719	5
Consumer and other	-	-	16	-
Total impaired loans without a related allowance	13,614	58	12,914	42

With an allowance recorded:
Commercial and industrial	62	-	74	-
Construction	1,408	-	2,411	-
Commercial real estate	13,102	6	9,874	43
Residential real estate	571	1	530	-
Consumer and other	-	-	-	-

Total impaired loans with an allowance	14,916	7	12,889	43

Total impaired loans	$28,530	$65	$25,803	$85

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents the recorded investment in troubled debt restructured loans as of March 31, 2012 based on payment performance status:

	Commercial	Commercial
(Dollars in thousands)	Real Estate	& Industrial	Total

Performing	$5,018	$8	$5,026
Non-performing	1,889	-	1,889
Total	$6,907	$8	$6,915

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote. As of March 31, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Troubled debt restructured loans can include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; or permanent reduction of the principal or interest of the loan.

During the first three months of 2012, we have not restructured any troubled debt or required an allocation of the allowance for credit losses. There were no payment defaults of loans during the three months ended March 31, 2012 which were modified in a troubled debt restructuring within the previous twelve months.

A troubled debt restructured loan is considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $446 thousand at March 31, 2012. There were no charge-offs on defaulted troubled debt restructurings during the three month period ended March 31, 2012.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares (non-vested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by us. Potential common shares related to stock options are determined using the treasury stock method.

	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

Three months ended March 31, 2012:
Basic earnings per share:
Net loss applicable to common shareholders	$(195)	3,256	$(0.06)
Effect of dilutive securities:
Non-vested stock awards	-	-
Diluted earnings per share:
Net loss applicable to common shareholders and assumed conversions	$(195)	3,256	$(0.06)

Three months ended March 31, 2011:
Basic earnings per share:
Net income applicable to common shareholders	$694	3,254	$0.21
Effect of dilutive securities:
Non-vested stock awards	-	64
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$694	3,318	$0.21

Options to purchase 97,434 and 116,075 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 6 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Net unrealized gains on available for sale securities arising during the period	$417	$217
Less: reclassification adjustments for net gains included in net income (loss)	59	-
	358	217
Tax effect	(143)	(87)
	$215	$130

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Three months ended March 31, 2012:
Net interest income from external sources	$3,986	$-	$3,986
Other income from external sources	725	599	1,324
Depreciation and amortization	162	3	165
(Loss) income before income taxes	(499)	39	(460)
Income tax (benefit) expense (1)	(281)	16	(265)
Total assets	509,943	3,241	513,184

Three months ended March 31, 2011:
Net interest income from external sources	$4,357	$-	$4,357
Other income from external sources	630	615	1,245
Depreciation and amortization	150	3	153
Income before income taxes	793	110	903
Income tax expense (1)	165	44	209
Total assets	466,029	2,863	468,892

(1) Insurance Services calculated at statutory tax rate of 40%

NOTE 8 – STOCK-BASED COMPENSATION

We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors. Under the terms of these plans we may grant restricted shares and stock options for the purchase of our common stock. The stock-based compensation is granted under terms determined by our Compensation Committee. Our standard stock option grants have a maximum term of ten years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted. Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and seven years. All dividends paid on restricted stock, whether vested or unvested, are granted to the shareholder.

Information regarding our stock option plans as of March 31, 2012 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual	Aggregate
	Shares	Price per Share	Term	Intrinsic Value

Outstanding, December 31, 2011	111,034	$12.25
Options expired	(4,389)	8.90
Options forfeited	(9,211)	11.77
Outstanding, March 31, 2012	97,434	$12.45	1.84	$-
Exercisable, March 31, 2012	97,434	$12.45	1.84	$-

During the first three months of 2012 and 2011, we expensed $36 thousand and $21 thousand, respectively, in stock-based compensation under restricted stock awards. The summary of changes in unvested restricted stock awards for the three months ended March 31, 2012 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	115,729	$4.86
Granted	30,496	4.97
Vested	(7,152)	6.03
Unvested restricted stock, end of period	139,073	$4.83

At March 31, 2012, unrecognized compensation expense for non-vested restricted stock was $572 thousand, which is expected to be recognized over an average period of 3.8 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We, generally, hold collateral and/or personal guarantees supporting these commitments. We had $709 thousand of undrawn standby letters of credit outstanding as of March 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level I - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The nature of these asset and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III - Assets and liabilities that have little to no pricing observability as of the reporting date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2012:
State and political subdivisions	$24,956	$-	$24,956	$-
Mortgage-backed securities:
U.S. government-sponsored enterprises	74,610	-	74,610	-
Equity securities-financial services industry and other	1,351	1,351	-	-
	$100,917	$1,351	$99,566	$-

December 31, 2011:
State and political subdivisions	$20,570	$-	$20,570	$-
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,998	-	71,998	-
Private mortgage-backed securities	2,477	-	2,477	-
Equity securities-financial services industry and other	1,316	1,316	-	-
	$96,361	$1,316	$95,045	$-

Our available-for-sale and held-to-maturity securities portfolios contain investments which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices	Significant
		In Active	Other	Significant
	Fair	Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2012:
Impaired loans	$16,945	$-	$-	$16,945
Foreclosed real estate	4,499	-	-	4,499

December 31, 2011:
Impaired loans	$12,087	$-	$-	$12,087
Foreclosed real estate	4,959	-	-	4,959

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

March 31, 2012:
Impaired loans	$16,945	Appraisal of	Appraisal	0.00% to -63.8%
		collateral	adjustments(1)	(-26.6)%
			Selling
			expenses(1)	-7.0% (-7.0)%
Foreclosed real estate	4,499	Appraisal of
		collateral

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses. The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2012 and December 31, 2011:

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

Impaired Loans (Carried at the Lower of Cost or Fair Value): Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan, in which we have measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Federal Home Loan Bank Stock (Carried at Cost): The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Foreclosed Real Estate (Carried at the Lower of Cost or Fair Value): Foreclosed real estate is recorded at estimated fair value, less estimated costs to sell when the property is acquired. Fair value is generally based on independent appraisals and is considered a Level 3 fair value input.

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

Borrowings (Carried at Cost): Fair values of Federal Home Loan Bank, (“FHLB”) advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

The estimated fair values of our financial instruments at March 31, 2012 and December 31, 2011 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	March 31, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$44,084	$44,084	$44,084	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	100,917	100,917	1,351	99,566	-
Securities held to maturity	4,728	4,811	-	4,811	-
Federal Home Loan Bank stock	1,837	1,837	1,837	-	-
Loans receivable, net of allowance	327,817	329,205	-	-	329,205
Accrued interest receivable	1,784	1,784	1,784	-	-

Financial liabilities:
Deposits	432,074	434,736	322,836	111,900	-
Borrowings	26,000	29,080	-	29,080	-
Junior subordinated debentures	12,887	6,513	-	6,513	-
Accrued interest payable	281	281	281	-	-

	December 31, 2011
	Carrying	Fair
(Dollars in thousands)	Amount	Value

Financial assets:
Cash and cash equivalents	$37,500	$37,500
Time deposits with other banks	100	100
Securities available for sale	96,361	96,361
Securities held to maturity	4,220	4,345
Federal Home Loan Bank stock	1,837	1,837
Loans receivable, net of allowance	332,495	334,403
Accrued interest receivable	1,735	1,735

Financial liabilities:
Deposits	425,376	428,098
Borrowings	26,000	29,686
Junior subordinated debentures	12,887	6,613
Accrued interest payable	301	301

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

We are a community-oriented financial institution serving northern New Jersey, northeastern Pennsylvania and Orange County, New York. While offering traditional community bank loan and deposit products and services, we obtain non-interest income through our insurance brokerage operations and the sale of non-deposit products.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2011 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Overview - We reported a net loss of $195 thousand for the first quarter of 2012 as compared to net income of $694 thousand for the same period in 2011. Basic and diluted loss per share for the three months ended March 31, 2012 were $0.06 compared to the basic and diluted earnings per share of $0.21 for the comparable period of 2011. The net loss was largely attributed to write-downs of $615 thousand on foreclosed real estate properties recognized during the first quarter of 2012, which was a $470 thousand increase from the same period last year. First quarter results also reflected a decrease in net interest income due to a decline in the net interest margin and an increase in non-interest expenses attributed to higher salaries and employee benefits expenses, due in part to the expansion of our commercial lending group, severance costs for a former executive and increased medical benefit expenses. Management continues to focus on strengthening our core operations as well as resolving and mitigating our credit exposures.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012			2011
	Average		Average	Average		Average
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$24,686	$371	6.04%	$30,023	$441	5.96%
Taxable	77,506	320	1.66%	59,427	365	2.49%
Total securities	102,192	691	2.72%	89,450	806	3.66%
Total loans receivable (4)	335,558	4,450	5.33%	341,682	4,784	5.68%
Other interest-earning assets	33,837	17	0.20%	11,485	4	0.15%
Total earning assets	471,587	$5,158	4.40%	442,617	$5,594	5.13%

Non-interest earning assets	41,203			36,429
Allowance for loan losses	(7,543)			(6,813)
Total Assets	$505,247			$472,233

Sources of Funds:
Interest bearing deposits:
NOW	$92,293	$51	0.22%	$80,689	$114	0.57%
Money market	17,560	20	0.47%	13,410	19	0.56%
Savings	163,130	206	0.51%	170,601	297	0.71%
Time	109,950	442	1.61%	90,024	339	1.53%
Total interest bearing deposits	382,933	719	0.75%	354,724	769	0.88%
Borrowed funds	26,000	265	4.03%	28,604	265	3.70%
Junior subordinated debentures	12,887	62	1.91%	12,887	54	1.69%
Total interest bearing liabilities	421,820	1,046	1.00%	396,215	1,088	1.11%

Non-interest bearing liabilities:
Demand deposits	41,314			36,810
Other liabilities	2,012			2,293
Total non-interest bearing liabilities	43,326			39,103
Stockholders' equity	40,100			36,915
Total Liabilities and Stockholders' Equity	$505,246			$472,233

Net Interest Income and Margin (5)		4,112	3.51%		4,506	4.13%
Tax-equivalent basis adjustment		(126)			(149)
Net Interest Income		$3,986			$4,357

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

Net interest income, on a fully tax equivalent basis, decreased $394 thousand, or 8.7%, to $4.1 million for the quarter ended March 31, 2012, as compared to the same period in 2011. The decrease in net interest income was largely due to a decline in the net interest margin of 62 basis points to 3.51% for the first quarter of 2012 as compared to the same period in 2011. The decline in the net interest margin was mostly due to lower yields on loans and securities and an increase in cash balances (other interest earning assets with average rate of 0.20%) resulting from deposit growth ($28.2 million on average) and a decline in the loan portfolio ($6.1 million on average) for the first quarter 2012 as compared to same period last year. Total average interest earning assets increased $29.0 million, or 6.5%, for the first quarter of 2012 as compared to the same period last year.

Interest Income - Total interest income, on a fully taxable equivalent basis, decreased $436 thousand for the quarter ended March 31, 2012 as compared to the same period last year. The decline was due to lower taxable security and loan yields, which decreased 83 basis points and 35 basis points, respectively.

Total interest income on securities, on a fully taxable equivalent basis, decreased $115 thousand, to $691 thousand for the quarter ended March 31, 2012 from $806 thousand for the first quarter of 2011. This decline was largely due to a 94 basis point decrease in the yield on securities from 3.66% to 2.72% between the two first quarter periods. The decline in security yields was mostly attributed to the reinvestment of excess liquidity, cash flows from maturities, calls and prepayments into a lower market rate environment.

The interest earned on total loans receivable decreased $334 thousand for the first quarter of 2012 as compared to the same period in 2011. The decline was mostly driven by a 35 basis point decline in average yields due to lower market rates and a $2.1 million increase in non-accrual loans between the two first quarter periods. The average rate earned on loans for the quarter ended March 31, 2012 was 5.33% as compared to 5.68% for the same period in 2011.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. The interest earned on total other interest-earning assets increased $13 thousand for the first quarter of 2012 as compared to the first quarter in 2011 due to higher average balances. The average balances in other interest-earning assets increased $22.3 million to $33.8 million in the first quarter of 2012 from $11.5 million during the first quarter a year earlier. The increases in the average balance in other interest-earning assets were driven by deposit growth.

Interest Expense - Our interest expense for the three months ended March 31, 2012 decreased $42 thousand, or 3.9%, to $1.0 million from $1.1 million for the same period in 2011. The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 11 basis points from 1.11% for the three months ended March 31, 2011 to 1.00% for the same period in 2012. The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $25.6 million, or 6.5%, to $421.8 million for the first quarter in 2012 from $396.2 million for the same period in 2011.

Interest expense on deposits declined $50 thousand, or 6.5%, for the quarter ended March 31, 2012, as compared to the same period last year. The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 13 basis points for the first quarter 2012 as compared to the same period in 2011. The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two first quarter periods. During the first quarter of 2012, there was a favorable shift in deposit mix as savings deposits, on average, with a yield of 51 basis points declined $7.5 million, while average NOW accounts with a yield of 22 basis points increased $11.6 million. The shift in mix had a positive effect on interest expense for the first quarter of 2012.

Provision for Loan Losses - The loan loss provision for the first quarter of 2012 increased $21 thousand, or 2.5%, to $860 thousand compared to a provision of $839 thousand in the first quarter of 2011. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased $79 thousand, or 6.3%, to $1.3 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase in non-interest income was largely due to $59 thousand in gain on sale of securities and a $47 thousand gain on sale of loans held for sale. The security gains recognized in the first quarter of 2012 was largely driven by the execution of two security strategies. We sold $1.9 million in private label collateralized mortgage obligations with deteriorating credit profiles for a net gain of $8 thousand and $2.9 million in adjustable rate mortgage backed securities with an average balance of $122 thousand for a net gain of $49 thousand. The aforementioned increases were partly offset by a $41 thousand decrease in service charges on deposit accounts for the quarter ended March 31, 2012 as compared to the same period last year.

Non-Interest Expense – Total non-interest expense increased $1.1 million, or 27.2%, to $4.9 million for the quarter ended March 31, 2012. The increase for the first quarter of 2012 versus the same period in 2011 was largely due to a $539 thousand increase in write-downs and expenses related to foreclosed real estate and a $417 thousand increase in salaries and employee benefits. The increase in write-downs and expenses related to foreclosed real estate was principally due to the potential sale of our largest foreclosed asset scheduled for disposition during the second quarter. The increase in salaries and employee benefits was mostly attributed to costs of $160 thousand related to the hiring of additional commercial lenders and support staff, higher medical benefit costs and severance costs of $110 thousand for a former executive during the first quarter of 2012 as compared to the same quarter in 2011. The aforementioned increases were in part offset by a decline in FDIC assessments of $89 thousand.

Income Taxes - our income tax benefit, which includes both federal and state taxes, was $265 thousand for the three months ended March 31, 2012 compared to income tax expense of $209 thousand for the first quarter of 2011.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2012 TO DECEMBER 31, 2011

At March 31, 2012, our total assets were $513.2 million, an increase of $6.2 million, or 1.2%, as compared to total assets of $507.0 million at December 31, 2011.

Cash and Cash Equivalents - Our cash and cash equivalents increased by $6.6 million at March 31, 2012 to $44.1 million, or 8.6% of total assets, from $37.5 million, or 7.4% of total assets, at December 31, 2011. The increase was largely due to an increase of $6.7 million in deposits.

Securities Portfolio - At March 31, 2012, total investment securities, which include available-for-sale and held-to-maturity securities, were $105.6 million compared to $100.6 million at December 31, 2011. Available-for-sale securities were $100.9 million at March 31, 2012 compared to $96.4 million at December 31, 2011. The available-for-sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities.

Other investments totaled $1.8 million at March 31, 2012 and December 31, 2011 and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at March 31, 2012 and at December 31, 2011.

Net unrealized gains were $1.6 million and $1.2 million at March 31, 2012 and December 31, 2011, respectively. The improvement in the fair value of the investment securities is driven by mortgage backed securities. Gross unrealized gains improved by $92 thousand to $1.8 million at March 31, 2012, as compared to $1.7 million at December 31, 2011. The improvement in gross unrealized losses was largely attributed to higher fair values of state and political subdivisions.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”). Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 - Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates. All of our debt and equity securities have been evaluated for other-than-temporary impairment as of March 31, 2012 and we do not consider any security OTTI. We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses. Based on that evaluation, we did not intend to the sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Our equity portfolio, which amounted to a fair value of $1.4 million, is comprised primarily of investments in other banks, an equity fund and a tax exempt mutual fund. During the fourth quarter of 2011, we recognized a $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund and common stock. We recognized a $144 thousand charge on the equity portfolio fund comprised of common stocks of bank holding companies that had an amortized cost of $250 thousand and a termination date of December 2012. The additional $87 thousand impairment charge was recognized on a common stock that had an amortized cost of $230 thousand. The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost. We continue to closely monitor the performance of our equity securities that we own, as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. We held no high-risk securities or derivatives at March 31, 2012 or December 31, 2011.

Loans - The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, at March 31, 2012 decreased $4.3 million to $335.4 million from $339.7 million at year-end 2011, as new loan originations were less than payments, charge-offs and maturities. The decline was largely in residential real estate loans, which declined $2.3 million to $97.8 million, and commercial real estate, which declined $1.5 million to $214.7 million, at March 31, 2012 as compared to December 31, 2011. Approximately 96% of our loan portfolio is secured by real estate and less than 5% of the loan portfolio is commercial and industrial based loans. We do not originate sub-prime or unconventional one to four family real estate loans.

The following table summarizes the composition of our loan portfolio by type:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Commercial and industrial loans	$13,401	$13,711
Construction	8,293	8,520
Commercial real estate	214,678	216,191
Residential real estate	97,829	100,175
Consumer and other	1,467	1,336
Total gross loans	$335,668	$339,933

Loan and Asset Quality - Total non-performing assets, which include non-accrual loans, performing troubled debt restructured loans and foreclosed real estate, increased by $1.1 million to $34.3 million at March 31, 2012 from $33.2 million at year-end 2011. The increase was largely due to one borrowing relationship that totaled $3.8 million that was previously classified and became non-accrual during the first quarter of 2012. The increase was partly offset by a $1.3 million reduction in trouble debt restructured loans and non-performing loans that returned to performing status or were paid off during the period. Our non-accrual loans increased $2.9 million to $27.2 million at March 31, 2012 from $24.3 million at December 31, 2011. Troubled debt restructured loans that were not on non-accrual were $2.1 million at March 31, 2012 and $3.4 million at December 31, 2011. Non-accrual loans at March 31, 2012 primarily consist of loans which are collateralized by real estate. During the first three months of 2012, foreclosed real estate decreased by a net of $500 thousand, principally due the partial write-down on one foreclosed asset. We held 16 foreclosed real estate properties as of March 31, 2012 totaling $5.0 million. Foreclosed real estate properties were recorded at the lower of its carrying value or fair value less costs to sell and are currently being marketed for sale.

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

(Dollars in thousands)	March 31, 2012	December 31, 2011

Non-accrual loans	$27,184	$24,283
Non-accrual loans to total loans	8.10%	7.15%
Non-performing assets	$29,268	$27,694
Non-performing assets to total assets	6.68%	6.55%
Allowance for loan losses as a % of non-performing loans	26.03%	26.03%
Allowance for loan losses to total loans	2.27%	2.12%

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full are not included in total non-performing loans. These loans are principally past due 90 days because of maturity but are currently paying and are well secured. At March 31, 2012, we had $983 thousand in this category as compared to $803 thousand at December 31, 2011.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at March 31, 2012 were $29.4 million and at December 31, 2011 were $27.7 million. Impaired loans measured at fair value increased to $15.3 million on March 31, 2012 from $11.6 million at December 31, 2011. The principal balances on loans measured at fair value were $18.3 million and $13.6 million, net of valuation allowance of $3.0 million at March 31, 2012 and $2.0 million at December 31, 2011. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans. Impaired and restructured loans still accruing totaled $2.1 million at March 31, 2012 and $3.4 million at December 31, 2011.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2012, we had eight loan relationships totaling $3.8 million that it deemed potential problem loans. Management is actively monitoring these loans.

Further detail of the credit quality of the loan portfolio is in Note 3 - Loans and Note 4 – Allowance for Loan Losses and Credit Quality of Financing Receivables to the unaudited consolidated financial statements.

Allowance for Loan Losses - The allowance for loan losses consists of general and allocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected losses derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At March 31, 2012, the total allowance for loan losses increased $407 thousand, or 5.6%, to $7.6 million, as compared to $7.2 million at December 31, 2011. The components of this increase were a provision for loan losses of $860 thousand and net charge-offs totaling $453 thousand in the first three months of 2012. The provision also reflects the continued decline in current real estate values in our market area and reduced cash flows to support the repayment of loans. The allowance for loan losses as a percentage of total loans was 2.27% at March 31, 2012 and 2.12% at December 31, 2011.

The table below presents information regarding our provision and allowance for loan losses at March 31, 2012 and 2011:

(Dollars in thousands)	March 31, 2012	March 31, 2011

Balance, beginning of period	$7,210	$6,397
Provision	860	839
Charge-offs	(468)	(25)
Recoveries	15	15
Balance, end of period	$7,617	$7,226

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any category of loans.

	March 31, 2012		December 31, 2011
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$305	4.0%	$304	4.0%
Construction	582	2.5%	294	2.5%
Commercial real estate	5,187	64.0%	4,833	63.6%
Residential real estate	976	29.1%	987	29.5%
Consumer and other loans	31	0.4%	9	0.4%
Unallocated	537		783
Total	$7,617	100.0%	$7,210	100.0%

Bank-Owned Life Insurance (BOLI) - Our BOLI carrying value amounted to $11.2 million at March 31, 2012 and $11.1 million at December 31, 2011.

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At March 31, 2012 and December 31, 2011, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001. In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired. The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits - Total deposits increased $6.7 million, or 1.6%, to $432.1 million at March 31, 2012 from $425.4 million at December 31, 2011. The increase was largely in total interest bearing deposits, which increased $6.8 million to $387.4 million at March 31, 2012 from $380.6 million at December 31, 2011.

Borrowings - Borrowings consist of long term advances from the FHLB. The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans. We had $26.0 million in borrowings, at a weighted average interest rate of 4.03%, at March 31, 2012 and at December 31, 2011. The borrowings at March 31, 2012 consisted of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures - On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary. The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at March 31, 2012 was 1.91%. The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after June 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $39.9 million at March 31, 2012 and at year-end 2011. In order to preserve capital, our Board of Directors elected not to declare any cash dividends in the first three months of 2012 or 2011. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs. On April 27, 2011, at our Annual Meeting of Stockholders, stockholders approved an increase in the number of authorized shares of common stock from 5 million to 10 million shares.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At March 31, 2012, total deposits amounted to $432.1 million, an increase of $6.7 million, or 1.6%, from December 31, 2011. At March 31, 2012, advances from FHLB and subordinated debentures totaled $38.9 million and represented 7.6% of total assets as compared to $38.9 million and 7.7% of total assets at December 31, 2011.

Loan production continued to be our principal investing activity. Net loans at March 31, 2012 amounted to $335.4 million, a decrease of $4.3 million, or 1.3%, compared to December 31, 2011.

Our most liquid assets are cash and due from banks and federal funds sold. At March 31, 2012, the total of such assets amounted to $44.1 million, or 8.6%, of total assets, compared to $37.5 million, or 7.4%, of total assets at year-end 2011. Another significant liquidity source is our available-for-sale securities portfolio. At March 31, 2012, available-for-sale securities amounted to $100.9 million compared to $96.4 million at year-end 2011.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window. The Bank also has the capacity to borrow an additional $27.8 million through its membership in the FHLB and $4.0 million at Atlantic Central Bankers Bank at March 31, 2012. Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum. At March 31, 2012, the Bank's Tier I and Tier II capital ratios were 13.18% and 14.45%, respectively. In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. As of March 31, 2012, the Bank had a leverage ratio of 9.19%. The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year. As of June 30, 2011, Sussex Bancorp’s total assets remained below $500 million, but exceeded $500 million as of March 31, 2012.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at March 31, 2012 totaled $43.6 million and consisted of $19.1 million in commitments to grant commercial real estate, construction and land development loans, $12.1 million in home equity lines of credit, $10.6 million in other unused commitments and $1.7 million in letters of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially effected, or that are reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

We are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management no material loss is expected from any such pending lawsuit.

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

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

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

January 1, 2012 through January 31, 2012	-	$-	-	-
February 1, 2012 through February 29, 2012	-	-	-	-
March 1, 2012 through March 31, 2012	10,339	5.30	257,745	142,255
Total	10,339	$5.30	257,745	142,255

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

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
STEVEN M. FUSCO
Senior Vice President and
Chief Financial Officer
Date: May 15, 2012

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011.)
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

