Form 10-Q
period 2012-06-30
SUSSEX BANCORP
filed 2012-08-10
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Yes ☐                 No ☒

As of August 3, 2012 there were 3,396,873 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

SUSSEX BANCORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2012	December 31, 2011

ASSETS
Cash and due from banks	$5,553	$3,903
Interest-bearing deposits with other banks	6,978	33,597
Cash and cash equivalents	12,531	37,500

Interest bearing time deposits with other banks	100	100
Securities available-for-sale, at estimated fair value	115,508	96,361
Securities held to maturity, at cost (estimated fair value of $5,316 at June 30, 2012 and $4,345 at December 31, 2011)	5,168	4,220
Federal Home Loan Bank Stock, at cost	1,943	1,837

Loans receivable, net of unearned income	346,884	339,705
Less: allowance for loan losses	6,260	7,210
Net loans receivable	340,624	332,495

Foreclosed real estate	5,566	5,509
Premises and equipment, net	6,784	6,778
Accrued interest receivable	1,688	1,735
Goodwill	2,820	2,820
Bank-owned life insurance	11,346	11,142
Other assets	8,112	6,456

Total Assets	$512,190	$506,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$48,089	$44,762
Interest bearing	381,993	380,614
Total deposits	430,082	425,376

Long term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,699	2,788
Junior subordinated debentures	12,887	12,887

Total Liabilities	471,668	467,051

Stockholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; issued shares 3,409,307 in 2012 and 3,373,793 in 2011; outstanding shares 3,398,124 in 2012 and 3,372,949 in 2011	28,037	27,964
Treasury stock, at cost; 11,183 shares in 2012 and 844 shares in 2011	(59)	(4)
Retained earnings	11,509	11,223
Accumulated other comprehensive income	1,035	719

Total Stockholders’ Equity	40,522	39,902

Total Liabilities and Stockholders’ Equity	$512,190	$506,953

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable, including fees	$4,375	$4,739	$8,825	$9,523
Securities:
Taxable	433	310	753	675
Tax-exempt	290	291	535	583
Federal funds sold	-	2	-	3
Interest bearing deposits	9	10	26	13
Total Interest Income	5,107	5,352	10,139	10,797

INTEREST EXPENSE
Deposits	632	767	1,351	1,536
Borrowings	264	264	529	529
Junior subordinated debentures	61	55	123	109
Total Interest Expense	957	1,086	2,003	2,174

Net Interest Income	4,150	4,266	8,136	8,623
PROVISION FOR LOAN LOSSES	958	1,112	1,818	1,951
Net Interest Income after Provision for Loan Losses	3,192	3,154	6,318	6,672

OTHER INCOME
Service fees on deposit accounts	275	328	550	644
ATM and debit card fees	151	138	288	260
Bank-owned life insurance	101	105	204	209
Insurance commissions and fees	609	564	1,208	1,179
Investment brokerage fees	36	39	72	70
Gain on sale of loans, held for sale	-	-	47	-
Gain on sale of securities, available for sale	135	269	194	269
Loss on sale of premises and equipment	(7)	-	(6)	-
Gain (loss) on sale of foreclosed real estate	1	7	3	(4)
Other	118	51	183	119
Total Other Income	1,419	1,501	2,743	2,746

OTHER EXPENSES
Salaries and employee benefits	2,124	1,986	4,548	3,993
Occupancy, net	354	336	716	717
Furniture, equipment and data processing	334	288	688	588
Advertising and promotion	88	46	159	89
Professional fees	145	149	303	276
Director fees	74	72	180	139
FDIC assessment	172	126	339	382
Insurance	58	54	111	110
Stationary and supplies	39	40	84	83
Loan collection costs	201	177	335	292
Write-down on foreclosed real estate	69	-	684	145
Expenses related to foreclosed real estate	33	79	126	103
Amortization of intangible assets	1	2	3	5
Other	373	344	699	637
Total Other Expenses	4,065	3,699	8,975	7,559

Income before Income Taxes	546	956	86	1,859
PROVISION (BENEFIT) FOR INCOME TAXES	65	229	(200)	438
Net Income	$481	$727	$286	$1,421

OTHER COMPREHENSIVE INCOME:
Net unrealized gains on available for sale securities arising during the period	303	855	720	1,072
Reclassification adjustment for gain on sales included in net income	(135)	(269)	(194)	(269)
Income tax expense related to other comprehensive income	(67)	(234)	(210)	(321)
Other comprehensive income, net of income taxes	101	352	316	482
Comprehensive income	$582	$1,079	$602	$1,903

EARNINGS PER SHARE
Basic	$0.15	$0.22	$0.09	$0.44
Diluted	$0.14	$0.22	$0.09	$0.43

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2012 and 2011

(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousand)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Net income	-	-	1,421	-	-	1,421
Other comprehensive income	-	-	-	482	-	482
Restricted stock granted	22,218	-	-	-	-	-
Restricted stock forfeited	(399)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	46	-	-	-	46

Balance June 30, 2011	3,373,385	$27,916	$10,174	$529	$(4)	$38,615

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net income	-	-	286	-	-	286
Other comprehensive income	-	-	-	316	-	316
Treasury stock purchased	(10,339)	-	-	-	(55)	(55)
Restricted stock granted	36,496	-	-	-	-	-
Restricted stock forfeited	(982)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	73	-	-	-	73

Balance June 30, 2012	3,398,124	$28,037	$11,509	$1,035	$(59)	$40,522

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$286	$1,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,818	1,951
Provision for depreciation and amortization	336	307
Net amortization of securities premiums and discounts	1,212	416
Net realized gain on sale of securities	(194)	(269)
Net realized gain on sale of loans, held for sale	(47)	-
Proceeds from the sale of loans held for sale	638	-
Net realized loss on sale of premises and equipment	6	-
Net realized (gain) loss on sale of foreclosed real estate	(3)	4
Provision for foreclosed real estate	684	145
Deferred income taxes	(418)	-
Earnings on bank owned life insurance	(204)	(209)
Compensation expense for stock options and stock awards	73	46
(Increase) decrease in assets:
Accrued interest receivable	47	135
Other assets	(1,451)	(3,665)
(Decrease) increase in accrued interest payable and other liabilities	(89)	244
Net Cash Provided by Operating Activities	2,694	526

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(40,131)	(7,297)
Sales	7,125	6,271
Maturities, calls and principal repayments	13,386	19,172
Securities held to maturity:
Purchases	(1,933)	(966)
Maturities, calls and principal repayments	966	-
Net increase in loans	(11,478)	(4,842)
Maturities of interest bearing time deposits	-	403
Proceeds from the sale of foreclosed real estate	202	-
Purchases of bank premises and equipment	(357)	(69)
Proceeds from the sale of premises and equipment	12	-
Purchases of bank owned life insurance	-	398
Net increase in FHLB stock	(106)	-
Net Cash (Used in) Provided by Investing Activities	(32,314)	13,070

Cash Flows from Financing Activities
Net increase in deposits	4,706	6,947
Repayments of borrowings	-	(10,000)
Purchase of treasury stock	(55)	-
Net Cash Provided by (Used in) Financing Activities	4,651	(3,053)
Net (Decrease) Increase in Cash and Cash Equivalents	(24,969)	10,543

Cash and Cash Equivalents - Beginning	37,500	17,749

Cash and Cash Equivalents - Ending	$12,531	$28,292
Supplementary Cash Flows Information
Interest paid	$2,040	$2,194
Income taxes paid	$162	$834
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$940	$2,700
Loans transferred to held for sale	$591	$-

See Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us” or “our”) and our wholly-owned subsidiary Sussex Bank (the “Bank”). The Bank’s wholly-owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey. Tri-State’s operations are considered a separate segment for financial disclosure purposes. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York. In 2011, we opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards

In December, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”) financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of June 30, 2012, and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2012
State and political subdivisions	$26,820	$1,201	$(52)	$27,969
Mortgage-backed securities:
U.S. government-sponsored enterprises	85,612	842	(260)	86,194
Equity securities-financial services industry and other	1,351	23	(29)	1,345
	$113,783	$2,066	$(341)	$115,508

December 31, 2011
State and political subdivisions	$19,706	$883	$(19)	$20,570
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,684	786	(472)	71,998
Private mortgage-backed securities	2,423	58	(4)	2,477
Equity securities-financial services industry and other	1,349	1	(34)	1,316
	$95,162	$1,728	$(529)	$96,361

Securities with a carrying value of approximately $26.5 million and $21.5 million at June 30, 2012, and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,076	1,129
Due after ten years	25,744	26,840
Total bonds and obligations	26,820	27,969
Mortgage-backed securities:
U.S. government-sponsored enterprises	85,612	86,194
Equity securities-financial services industry and other	1,351	1,345
Total available for sale securities	$113,783	$115,508

Gross gains on sales of securities available for sale were $214 thousand and $269 thousand for the six months ended June 30, 2012 and 2011, respectively, and gross losses were $20 thousand for the six months ended June 30, 2012. There were no gross losses on the sales of securities in the first six months of 2011.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2012, and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2012
State and political subdivisions	$4,965	$(50)	$139	$(2)	$5,104	$(52)
Mortgage-backed securities:
U.S. government-sponsored enterprises	26,933	(260)	-	-	26,933	(260)
Equity securities-financial services industry and other	122	(21)	206	(8)	328	(29)
Total temporarily impaired securities	$32,020	$(331)	$345	$(10)	$32,365	$(341)

December 31, 2011
State and political subdivisions	$115	$(2)	$124	$(17)	$239	$(19)
Mortgage-backed securities:
U.S. government-sponsored enterprises	34,576	(472)	-	-	34,576	(472)
Private mortgage-backed securities	518	(4)	-	-	518	(4)
Equity securities-financial services industry and other	-	-	1,025	(34)	1,025	(34)
Total temporarily impaired securities	$35,209	$(478)	$1,149	$(51)	$36,358	$(529)

As of June 30, 2012, we reviewed our available for sale investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At June 30, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At June 30, 2012, there were 10 securities with a fair value of $5.1 million that had an unrealized loss that amounted to $52 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of June 30, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our state and political subdivision securities at June 30, 2012 were deemed to be other-than-temporarily-impaired.

Mortgage-Backed Securities

At June 30, 2012, the decline in fair value and the unrealized losses for our mortgaged-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality. At June 30, 2012, there were 13 securities with a fair value of $26.9 million that had an unrealized loss that amounted to $260 thousand. As of June 30, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our mortgage-backed securities at June 30, 2012, were deemed to be other-than-temporarily impaired.

Equity Securities

Our investments in marketable equity securities consist primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services industry. At June 30, 2012, there were three securities with a fair value of $328 thousand that had an unrealized loss of $29 thousand. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012. We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of June 30, 2012, and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2012
State and political subdivisions	$5,168	$169	$(21)	$5,316

December 31, 2011
State and political subdivisions	$4,220	$125	$-	$4,345

The amortized cost and carrying value of securities held to maturity at June 30, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,146	$1,146
Due after five years through ten years	1,052	1,100
Due after ten years	2,970	3,070
Total held to maturity securities	$5,168	$5,316

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at June 30, 2012. There were no securities with unrealized losses on December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2012

State and political subdivisions	$1,374	$(21)	$-	$-	$1,374	$(21)

As of June 30, 2012, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At June 30, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At June 30, 2012, there were 3 securities with a fair value of $1.4 million that had an unrealized loss that amounted to $21 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of June 30, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our state and political subdivision securities at June 30, 2012, were deemed to be other-than-temporarily impaired.

NOTE 3 – LOANS

The composition of net loans receivable at June 30, 2012, and December 31, 2011 is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Commercial and industrial loans	$13,106	$13,711
Construction	7,103	8,520
Commercial real estate	228,042	216,191
Residential real estate	97,635	100,175
Consumer and other	1,328	1,336
	347,214	339,933
Unearned net loan origination fees	(330)	(228)
Allowance for loan losses	(6,260)	(7,210)
Net loans receivable	$340,624	$332,495

Mortgage loans serviced for others are not included in the accompanying balance sheets. The total amount of loans serviced for the benefit of others was approximately $827 thousand and $852 thousand at June 30, 2012, and December 31, 2011, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and six months ended June 30, 2012 and 2011:

	Commercial		Commercial	Residential	Consumer
(Dollars in thousands)	and Industrial	Construction	Real Estate	Real Estate	and Other	Unallocated	Total
Three Months Ended June 30, 2012:
Beginning balance	$305	$582	$5,186	$976	$31	$537	$7,617
Charge-offs	-	-	(2,230)	(123)	(29)	-	(2,382)
Recoveries	1	-	58	-	8	-	67
Provision	124	(412)	1,533	202	1	(490)	958

Ending balance	$430	$170	$4,547	$1,055	$11	$47	$6,260

June 30, 2011:
Beginning balance	$448	$1,347	$3,953	$832	$54	$592	$7,226
Charge-offs	(13)	(909)	(394)	-	(11)	-	(1,327)
Recoveries	2	516	1	-	6	-	525
Provision	(9)	15	1,213	113	(4)	(216)	1,112

Ending balance	$428	$969	$4,773	$945	$45	$376	$7,536

	Commercial		Commercial	Residential	Consumer
(Dollars in thousands)	and Industrial	Construction	Real Estate	Real Estate	and Other	Unallocated	Total
Six Months Ended:
June 30, 2012:
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	-	-	(2,525)	(280)	(45)	-	(2,850)
Recoveries	2	-	69	-	11	-	82
Provision	124	(124)	2,170	348	36	(736)	1,818

Ending balance	$430	$170	$4,547	$1,055	$11	$47	$6,260

June 30, 2011:
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	(13)	(909)	(395)	(12)	(23)	-	(1,352)
Recoveries	3	516	8	-	13	-	540
Provision	2	179	1,400	159	(1)	212	1,951

Ending balance	$428	$969	$4,773	$945	$45	$376	$7,536

The following table presents the balance in the allowance of loan losses at June 30, 2012, and December 31, 2011 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Individually	Collectively
		Individually	Collectively		Evaluated	Evaluated
		Evaluated	Evaluated		for	for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

June 30, 2012:
Commercial and industrial	$430	$200	$230	$13,106	$396	$12,710
Construction	170	112	58	7,103	3,529	3,574
Commercial real estate	4,547	1,614	2,933	228,042	18,013	210,029
Residential real estate	1,055	307	748	97,635	2,908	94,727
Consumer and other	11	-	11	1,328	-	1,328
Unallocated	47	-	-	-	-	-

Total	$6,260	$2,233	$3,980	$347,214	$24,846	$322,368

December 31, 2011:
Commercial and industrial	$304	$16	$288	$13,711	$32	$13,679
Construction	294	50	244	8,520	2,458	6,062
Commercial real estate	4,833	1,572	3,261	216,191	22,722	193,469
Residential real estate	987	319	668	100,175	2,482	97,693
Consumer and other	9	-	9	1,336	-	1,336
Unallocated	783	-	-	-	-	-

Total	$7,210	$1,957	$4,470	$339,933	$27,694	$312,239

An age analysis of loans receivable which were past due as of June 30, 2012, and December 31, 2011 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

June 30, 2012:
Commercial and industrial	$22	$111	$396	$529	$12,577	$13,106	$-
Construction	-	-	3,647	3,647	3,456	7,103	118
Commercial real estate	3,004	2,802	17,410	23,216	204,826	228,042	-
Residential real estate	1,268	551	2,908	4,727	92,908	97,635	-
Consumer and other	13	4	-	17	1,311	1,328	-

Total	$4,307	$3,468	$24,361	$32,136	$315,078	$347,214	$118

December 31, 2011:
Commercial and industrial	$428	$-	$32	$460	$13,251	$13,711	$-
Construction	558	-	3,243	3,801	4,719	8,520	785
Commercial real estate	5,238	137	19,311	24,686	191,505	216,191	-
Residential real estate	940	-	2,482	3,422	96,753	100,175	-
Consumer and other	17	1	18	36	1,300	1,336	18

Total	$7,181	$138	$25,086	$32,405	$307,528	$339,933	$803

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans

Loans for which the accrual of interest has been discontinued at June 30, 2012, and December 31, 2011 were:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Commercial and industrial	$396	$32
Construction	3,529	2,458
Commercial real estate	17,410	19,311
Residential real estate	2,908	2,482

Total	$24,243	$24,283

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

Our risk-rating system as defined below is consistent with the system used by regulatory agencies and consistent with industry practices. Loans rated “Substandard”, “Doubtful” or “Loss” is consistent with the regulatory definitions of classified assets.

Pass: This category represents loans performing to contractual terms and conditions and the primary source of repayment is adequate to meet the obligation. We have five categories within the Pass classification depending on strength of repayment sources, collateral values and financial condition of the borrower.

Special Mention: This category represents loans performing to contractual terms and conditions; however, the primary source of repayment or the borrower is exhibiting some deterioration or weaknesses in financial condition that could potentially threaten the borrowers’ future ability to repay our loan principal and interest or fees due.

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2012, and December 31, 2011:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

June 30, 2012:
Commercial and industrial	$12,376	$333	$22	$375	$13,106
Construction	3,574	-	3,529	-	7,103
Commercial real estate	199,673	6,330	21,467	572	228,042
Residential real estate	93,092	452	3,759	332	97,635
Consumer and other	1,328	-	-	-	1,328
	$310,043	$7,115	$28,777	$1,279	$347,214

December 31, 2011:
Commercial and industrial	$13,103	$398	$202	$8	$13,711
Construction	5,057	-	3,463	-	8,520
Commercial real estate	180,862	6,987	27,769	573	216,191
Residential real estate	95,491	494	4,190	-	100,175
Consumer and other	1,336	-	-	-	1,336
	$295,849	$7,879	$35,624	$581	$339,933

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

The following table reflects our impaired loans by class as of June 30, 2012, and December 31, 2011:

	June 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment (1)	Balance (2)	Allowance	Investment (1)	Balance (2)	Allowance
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-	$-
Construction	2,134	3,111	-	2,062	2,331	-
Commercial real estate	6,209	6,970	-	10,362	12,932	-
Residential real estate	1,848	1,842	-	1,758	1,757	-
Total impaired loans without a related allowance	10,191	11,923	-	14,182	17,020	-

With an allowance recorded:
Commercial and industrial	401	396	200	32	32	16
Construction	1,391	1,395	112	396	396	50
Commercial real estate	11,832	13,930	1,614	12,404	12,399	1,572
Residential real estate	1,074	1,067	307	732	724	319
Total impaired loans with an allowance	14,698	16,788	2,233	13,564	13,551	1,957
Total impaired loans	$24,889	$28,711	$2,233	$27,746	$30,571	$1,957

(1) The recorded investment of impaired loans includes the outstanding principal balance and any unpaid interest and escrow balances due.

(2) Unpaid principal balance includes the present recorded principal balance plus any amounts that have been previously charged-off.

The average recorded investment and income recognized is presented for the six month periods ended June 30, 2012, and 2011:

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$19	$-
Construction	2,293	-	3,795	1
Commercial real estate	8,534	30	8,859	80
Residential real estate	1,663	32	816	17
Consumer and other	-	-	3	-
Total impaired loans without a related allowance	12,490	62	13,492	98

With an allowance recorded:
Commercial and industrial	127	-	77	-
Construction	796	-	1,941	-
Commercial real estate	13,571	49	9,694	105
Residential real estate	732	15	611	1
Consumer and other	-	-	-	-

Total impaired loans with an allowance	15,226	64	12,323	106

Total impaired loans	$27,716	$126	$25,815	$204

The following table presents the recorded investment in troubled debt restructured loans as of June 30, 2012, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate

Performing	$604
Non-performing	1,864
Total	$2,468

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote. As of June 30, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Troubled debt restructured loans can include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; or permanent reduction of the principal or interest of the loan.

During the first six months of 2012, we have not restructured any troubled debt or required an allocation of the allowance for credit losses. There were no payment defaults of loans during the six months ended June 30, 2012, which were modified in a troubled debt restructuring within the previous twelve months.

A troubled debt restructured loan is considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $4 thousand at June 30, 2012. There were no charge-offs on defaulted troubled debt restructurings during the six month period ended June 30, 2012.

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

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common Shareholders	$481	3,257	$0.15	$727	3,255	$0.22
Effect of dilutive securities:
Nonvested stock awards	-	84		-	71
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$481	3,341	$0.14	$727	3,326	$0.22

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
			Per			Per
	Income	Shares	Share	Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common shareholders	$286	3,259	$0.09	$1,421	3,255	$0.44
Effect of dilutive securities:
Nonvested stock awards	-	82		-	68
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$286	3,341	$0.09	$1,421	3,323	$0.43

Options to purchase 83,371 and 116,075 shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 6 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2012 and 2011 are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net unrealized gains on available for sale securities arising during the period	$303	$855	$720	$1,072
Less: reclassification adjustments for net gains included in net income	135	269	194	269
	168	586	526	803
Tax effect	(67)	(234)	(210)	(321)
	$101	$352	$316	$482

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
(Dollars in thousands)	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,150	$-	$4,150	$4,266	$-	$4,266
Other income from external sources	810	609	1,419	937	564	1,501
Depreciation and amortization	169	2	171	151	3	154
Income before income taxes	475	71	546	908	48	956
Income tax expense (benefit)(1)	37	28	65	210	19	229
Total assets	508,701	3,489	512,190	470,020	3,143	473,163

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$8,136	$-	$8,136	$8,623	$-	$8,623
Other income from external sources	1,535	1,208	2,743	1,567	1,179	2,746
Depreciation and amortization	331	5	336	301	6	307
Income (loss) before income taxes	(24)	110	86	1,701	158	1,859
Income tax expense (benefit)(1)	(244)	44	(200)	375	63	438
Total assets	508,701	3,489	512,190	470,020	3,143	473,163

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

Information regarding our stock option plans as of June 30, 2012, was as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate
	Shares	Price per Share	Contractual Term	Intrinsic Value

Outstanding, beginning of year	111,034	$12.25
Options expired	(4,389)	8.90
Options forfeited	(23,274)	11.97
Outstanding, end of quarter	83,371	$12.51	1.59	$-
Exercisable, end of quarter	83,371	$12.51	1.59	$-

During the first six months of 2012 and 2011, we expensed $73 thousand and $46 thousand, respectively, in stock-based compensation under restricted stock awards. The summary of changes in unvested restricted stock awards for the three months ended June 30, 2012, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	115,729	$4.86
Granted	36,496	4.98
Forfeited	(982)	5.19
Vested	(17,153)	6.04
Unvested restricted stock, end of period	134,090	$4.74

At June 30, 2012, unrecognized compensation expense for non-vested restricted stock was $560 thousand, which is expected to be recognized over an average period of 3.6 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We, generally, hold collateral and/or personal guarantees supporting these commitments. We had $624 thousand of undrawn standby letters of credit outstanding as of June 30, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2012, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2012:
State and political subdivisions	$27,969	$-	$27,969	$-
Mortgage-backed securities:
U.S. government-sponsored enterprises	86,194	-	86,194	-
Equity securities-financial services industry and other	1,345	1,195	150	-
	$115,508	$1,195	$114,313	$-

December 31, 2011:
State and political subdivisions	$20,570	$-	$20,570	$-
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,998	-	71,998	-
Private mortgage-backed securities	2,477	-	2,477	-
Equity securities-financial services industry and other	1,316	1,173	143	-
	$96,361	$1,173	$95,188	$-

Our available-for-sale and held-to-maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices	Significant
		In Active	Other	Significant
	Fair	Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2012:
Impaired loans	$12,433	$-	$-	$12,433
Foreclosed real estate	5,064	-	-	5,064

December 31, 2011:
Impaired loans	$11,571	$-	$-	$11,571
Foreclosed real estate	4,959	-	-	4,959

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

June 30, 2012:
Impaired loans	$12,433	Appraisal of	Appraisal	0.00% to -66.3%
		collateral	adjustments (1)	(-11.3)%
			Selling
			expenses (1)	-7.0% (-7.0)%
Foreclosed real estate	5,064	Appraisal of
		collateral

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses. The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2012, and December 31, 2011:

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

The estimated fair values of our financial instruments at June 30, 2012, and December 31, 2011 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	June 30, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$12,531	$12,531	$12,531	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	115,508	115,508	1,195	114,313	-
Securities held to maturity	5,168	5,316	-	5,316	-
Federal Home Loan Bank stock	1,943	1,943	1,943	-	-
Loans receivable, net of allowance	340,624	352,675	-	-	352,675
Accrued interest receivable	1,688	1,688	1,688	-	-

Financial liabilities:
Deposits	430,082	429,110	321,415	107,695	-
Borrowings	26,000	29,333	-	29,333	-
Junior subordinated debentures	12,887	6,418	-	6,418	-
Accrued interest payable	264	264	264	-	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2011		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$37,500	$37,500	$37,500	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	96,361	96,361	1,173	95,188	-
Securities held to maturity	4,220	4,345	-	4,345	-
Federal Home Loan Bank stock	1,837	1,837	-	-	-
Loans receivable, net of allowance	332,495	334,403	-	-	334,403
Accrued interest receivable	1,735	1,735	1,735	-	-

Financial liabilities:
Deposits	425,376	428,098	314,571	113,527	-
Borrowings	26,000	29,696	-	29,696	-
Junior subordinated debentures	12,887	6,613	-	6,613	-
Accrued interest payable	301	301	301	-	-

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

RECENT LEGISLATIVE UPDATES

In June 2012, the FRB, the Office of the Comptroller of the Currency and the FDIC issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places much greater emphasis on common equity. The proposed rules will be subject to a comment period through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, such as trust preferred securities, which would be phased out over time. Although the Dodd-Frank Act only required the phase out of such instruments for institutions with total consolidated assets of $15 billion or more, the proposed rules would require almost all institutions to phase out instruments that will no longer qualify as Tier 1 capital, albeit on a longer time frame than for institutions with total consolidated assets of $15 billion or more.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. We are still in the process of assessing the impacts of these complex proposals.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Overview - We reported net income of $481 thousand for the second quarter of 2012 as compared to net income of $727 thousand for the same period in 2011. Basic and diluted loss per share for the three months ended June 30, 2012 were $0.15 and $0.14, respectively, compared to the basic and diluted earnings per share of $0.22 for the comparable period of 2011. The decline in net income was largely attributed to higher operating costs attributed to supporting growth initiatives and a decline in the net interest margin. Management continues to focus on strengthening our core operations as well as resolving and mitigating our credit exposures.

Net income before taxes for our Tri-State segment increased $23 thousand, or 47.9%, resulting in a net income before taxes of $71 thousand for the second quarter of 2012 compared to $48 thousand for the same period in 2011. This increase was due to insurance commission and fee income increasing $45 thousand, or 8.0%, between the two periods.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,
(Dollars in thousands)	2012			2011
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$31,416	$440	5.64%	$29,805	$441	5.94%
Taxable	90,026	433	1.93%	48,992	310	2.54%
Total securities	121,442	873	2.89%	78,797	751	3.83%
Total loans receivable (4)	341,426	4,375	5.15%	343,333	4,739	5.54%
Other interest-earning assets	19,162	9	0.18%	22,674	12	0.20%
Total earning assets	482,030	$5,257	4.39%	444,804	$5,502	4.96%

Non-interest earning assets	41,691			36,421
Allowance for loan losses	(7,798)			(7,602)
Total Assets	$515,923			$473,623

Sources of Funds:
Interest bearing deposits:
NOW	$95,817	$42	0.17%	$78,439	$106	0.54%
Money market	18,849	15	0.33%	14,504	20	0.55%
Savings	164,106	154	0.38%	169,086	296	0.70%
Time	108,124	421	1.57%	91,804	345	1.51%
Total interest bearing deposits	386,896	632	0.66%	353,833	767	0.87%
Borrowed funds	26,000	264	4.02%	26,000	264	4.02%
Junior subordinated debentures	12,887	61	1.86%	12,887	55	1.69%
Total interest bearing liabilities	425,783	957	0.90%	392,720	$1,086	1.11%

Non-interest bearing liabilities:
Demand deposits	47,801			40,402
Other liabilities	1,931			2,370
Total non-interest bearing liabilities	49,732			42,772
Stockholders' equity	40,408			38,131
Total Liabilities and Stockholders' Equity	$515,923			$473,623

Net Interest Income and Margin (5)		4,300	3.59%		4,416	3.98%
Tax-equivalent basis adjustment (6)		(150)			(150)
Net Interest Income		$4,150			$4,266

(1)	Includes loan fee income
(2)	Average rates on securities are calculated on amortized costs
(3)	Full taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4)	Loans outstanding include non-accrual loans
(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets
(6)	Calculated using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

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

Our net interest income, on a fully tax equivalent basis, declined $116 thousand, or 2.6%, to $4.3 million for the quarter ended June 30, 2012, as compared to $4.4 million for same period in 2011. The decrease in net interest income was largely due to our net interest margin declining 39 basis points to 3.59% for the second quarter of 2012 primarily due to a 39 basis point decline in the average rate earned on loans. This decline in net interest income was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 21 basis points to 0.90% for the second quarter of 2012 from 1.11% for the same period in 2011. The decline was in part offset by a $37.2 million, or 8.4%, increase in average interest earning assets, principally securities.

Interest Income – Our total interest income, on a fully taxable equivalent basis, decreased $245 thousand, or 4.5%, to $5.3 million for the quarter ended June 30, 2012, as compared to the same period last year. The decline was due to lower earning asset yields, which decreased 58 basis points to 4.39% for the quarter ended June 30, 2012 as compared to the same period in 2011.

Our total interest income earned on loans receivable decreased $364 thousand, or 7.7%, to $4.4 million for the second quarter of 2012 as compared to the same period in 2011. The decline was driven by a 39 basis point decline in average yields to 5.15% for the quarter end June 30, 2012, as compared to the same period in 2011. The decline in interest income earned on loans receivable was also impacted by a $1.9 million decline in average balances on loans receivable to $341.4 million for the quarter-end June 30, 2012, as compared to the same period in 2011.

Our total interest income earned on securities, on a fully taxable equivalent basis, increased $122 thousand, to $873 thousand for the quarter ended June 30, 2012, from $751 thousand for the same period in 2011. This increase was largely due to a $42.6 million, or 54.1%, increase in average balance of securities for the quarter ended June 30, 2012, as compared to same period last year. The increase resulted from investing excess liquidity from interest bearing deposits yielding less than 25 basis points into securities with higher yields. The increase in interest income on securities was partly offset by a decline in the average rate earned on securities, which declined 93 basis points for the quarter ended June 30, 2012, as compared to the same period last year. The lower yields on securities reflect investment in securities in a low market rate environment.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $3 thousand for the second quarter of 2012 as compared to the same period in 2011 due to a decline in average balances. The average balances in other interest-earning assets decreased $3.5 million to $19.2 million in the second quarter of 2012 from $22.7 million during the second quarter a year earlier.

Interest Expense - Our interest expense for the three months ended June 30, 2012 decreased $129 thousand, or 11.9%, to $957 thousand from $1.1 million for the same period in 2011. The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 21 basis points from 1.11% for the three months ended June 30, 2011, to 0.90% for the same period in 2012. The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $33.1 million, or 8.4%, to $425.8 million for the second quarter in 2012 from $392.7 million for the same period in 2011.

Our interest expense on deposits declined $135 thousand, or 17.6%, for the quarter ended June 30, 2012, as compared to the same period last year. The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 21 basis points to 0.66% for the second quarter 2012 as compared to the same period in 2011. The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two second quarter periods. The aforementioned benefit from the decline in rates paid on deposits was partly offset by $33.1 million, or 8.4%, increase in interest bearing deposits.

Provision for Loan Losses - The loan loss provision for the second quarter of 2012 decreased $154 thousand, or 13.8%, to $958 thousand compared to a provision of $1.1 million in the second quarter of 2011. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income decreased $82 thousand, or 5.5%, to $1.4 million for the quarter ended June 30, 2012, as compared to the same period last year. The decrease in non-interest income was largely due to a $134 thousand decline in gain on the sale of securities and a $53 thousand decrease in service fees on deposit accounts. The decrease in non-interest income was partly offset by increases in other income and insurance commissions and fees of $67 thousand and $45 thousand, respectively.

Non-Interest Expense – Our non-interest expenses increased $366 thousand, or 9.9%, to $4.1 million for the quarter ended June 30, 2012 as compared to the same period last year. The increase for the second quarter of 2012 versus the same period in 2011 was largely due to an increase of $138 thousand in salaries and employee benefits. The increase was mostly attributed to approximate costs of $110 thousand related to the hiring of additional commercial lenders and support staff. In addition, furniture, equipment and data processing, advertising and promotion and FDIC assessments increased $46 thousand, $42 thousand and $46 thousand, respectively, for the second quarter of 2012 versus the same period in 2011. The increase in FDIC assessments resulted from deposit growth for 2012 as compared to the prior year.

Income Taxes - our income tax expense, which includes both federal and state taxes, was $65 thousand for the three months ended June 30, 2012, representing a 11.9% effective tax rate, compared to income tax expense of $229 thousand for the second quarter of 2011, representing a 24.0% effective tax rate. The effective tax rate benefited from tax exempt income from securities and bank-owned life insurance policies.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Overview – We reported net income of $286 thousand for the six months ended June 30, 2012, as compared to net income of $1.4 million for the same period in 2011. Basic and diluted income per share for the six months ended June 30, 2012 were $0.09 compared to the basic and diluted earnings per share of $0.44 and $0.43, respectively, for the comparable period of 2011. The decline in net income was largely attributed to higher operating costs attributed to supporting our growth initiatives, costs related to the resolution of one of our largest foreclosed assets and a decline in the net interest margin.

Net income before taxes for our Tri-State segment decreased $48 thousand, or 30.4%, resulting in a net income before taxes of $110 thousand for the first six months of 2012 compared $158 thousand for the same period in 2011. The decline was largely due to the expansion of sales staff and a decline in contingency income. The Tri-State revenues for the first half of 2012 were higher by 2.5% and when adjusting for a decline in contingency income ($69 thousand), core revenues were up 9.4% first six months of 2012 as compared to the same period last year. Expenses were higher for the first half of 2012 by $77 thousand, or 7.5%, as compared to the same period last year principally due to the addition of sales staff.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month period ended June 30, 2012 and 2011.

	Six Months Ended June 30,
(Dollars in thousands)	2012			2011
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$28,051	$811	5.81%	$29,913	$883	5.95%
Taxable	83,766	753	1.81%	54,181	675	2.51%
Total securities	111,817	1,564	2.81%	84,094	1,558	3.74%
Total loans receivable (4)	338,492	8,825	5.24%	342,511	9,523	5.61%
Other interest-earning assets	26,499	26	0.20%	17,111	16	0.19%
Total earning assets	476,808	$10,415	4.39%	443,716	$11,097	5.04%

Non-interest earning assets	41,447			36,425
Allowance for loan losses	(7,670)			(7,209)
Total Assets	$510,585			$472,932

Sources of Funds:
Interest bearing deposits:
NOW	$94,055	$93	0.20%	$79,558	$220	0.56%
Money market	18,204	36	0.39%	13,960	38	0.56%
Savings	163,619	359	0.44%	169,839	594	0.71%
Time	109,037	863	1.59%	90,919	684	1.52%
Total interest bearing deposits	384,915	1,351	0.71%	354,276	1,536	0.87%
Borrowed funds	26,000	529	4.03%	27,295	529	3.86%
Junior subordinated debentures	12,887	123	1.88%	12,887	109	1.69%
Total interest bearing liabilities	423,802	$2,003	0.95%	394,458	$2,174	1.11%

Non-interest bearing liabilities:
Demand deposits	44,557			38,616
Other liabilities	1,972			2,332
Total non-interest bearing liabilities	46,529			40,948
Stockholders' equity	40,254			37,526
Total Liabilities and Stockholders' Equity	$510,585			$472,932

Net Interest Income and Margin (5)		$8,412	3.55%		$8,923	4.06%
Tax-equivalent basis adjustment (6)		(276)			(300)
Net Interest Income		$8,136			$8,623

(1)	Includes loan fee income
(2)	Average rates on securities are calculated on amortized costs
(3)	Full taxable equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4)	Loans outstanding include non-accrual loans
(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets
(6)	Calculated using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

Net Interest Income – Net interest income, on a fully taxable equivalent basis, decreased $511 thousand, or 5.7%, to $8.4 million for the six months ended June 30, 2012, as compared to $8.9 million for same period in 2011. Our net interest margin declined 51 basis points to 3.55% for the first six months of 2012, compared to 4.06% for the same period last year. The decline was mostly attributed to a 65 basis point decline in the average rate on earning assets to 4.39% for the six month period ended June 30, 2012, as compared to the same period last year. The decline in net interest income was partly offset by an increase in the average balance of earning assets, which grew $33.1 million to $476.8 million at June 30, 2012, as compared to June 30, 2011.

Interest Income – Our total interest income, on a fully taxable equivalent basis, decreased $682 thousand, or 6.1%, to $10.4 million for the six months ended June 30, 2012, as compared to the same period last year. The decline was due to lower earning asset yields, which decreased 65 basis points to 4.39% for the six months ended June 30, 2012, as compared to the same period in 2011.

Our total interest income earned on loans receivable decreased $698 thousand, or 7.3%, to $8.8 million for the six months ended June 30, 2012, as compared to the same period in 2011. The decline was driven by a 37 basis point decline in average yields to 5.24% for the six months ended June 30, 2012, as compared to the same period in 2011. The decline in interest income earned on loans receivable was also impacted by a $4.0 million decline in average balances on loans receivable to $338.5 million for the six months ended June 30, 2012, as compared to the same period in 2011.

Our total interest income earned on securities, on a fully taxable equivalent basis, increased $6 thousand, or 0.4%, to $1.6 million for the six months ended June 30, 2012 and 2011. This increase was largely due to a $27.7 million, or 33.0%, increase in average balance of securities for the six months ended June 30, 2012 as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth. The increase in interest income on securities was mostly offset by a decrease in the average rate earned on securities, which declined 93 basis points for the six months ended June 30, 2012, as compared to the same period last year. The lower yields on securities reflect investment in securities in a low market rate environment.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $10 thousand for the six months ended June 30, 2012, as compared to the same period in 2011 due to a $9.4 million growth in average balances.

Interest Expense – Our interest expense for the six months ended June 30, 2012 decreased $171 thousand, or 7.9%, to $2.0 million from $2.2 million for the same period in 2011. The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 16 basis points from 1.11% for the six months ended June 30, 2011, to 0.95% for the same period in 2012. The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $29.3 million, or 7.4%, to $423.8 million for the six months ended June 30, 2012, from $394.5 million for the same period in 2011.

Our interest expense on deposits declined $185 thousand, or 12.0%, for the six months ended June 30, 2012, as compared to the same period last year. The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 16 basis points for the six months ended 2012 as compared to the same period in 2011. The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two periods. The aforementioned benefit from the decline in rates paid on deposits was partly offset by $30.6 million, or 8.6%, increase in interest bearing deposits.

Provision for Loan Losses – The loan loss provision for the first six months of 2012 decreased $133 thousand, or 6.8%, to $1.8 million compared to a provision of $2.0 million for the same period in 2011. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income decreased $3 thousand, or 0.1%, to $2.7 million for the six months ended June 30, 2012, as compared to the same period last year. The decrease in non-interest income was largely due to a $94 thousand decrease in service fees on deposits and a $75 thousand decline in gain on sale of securities. Increases in other income, gain on sale of loans and insurance commissions and fees of $64 thousand, $47 thousand and $45 thousand, respectively, mostly offset the aforementioned declines.

Non-Interest Expense – Our non-interest expenses increased $1.4 million, or 18.7%, to $9.0 million for the six months ended June 30, 2012, as compared to the same period last year. The increase for the first half of 2012 compared to the same period in 2011 was largely due to increases in salaries and benefits and write-downs on foreclosed real estate of $555 thousand and $539 thousand, respectively, between the two first six months of 2012 and 2011. The increase in write-downs and expenses related to foreclosed real estate was principally due to the prospective sale of our largest foreclosed asset scheduled for closing during the third quarter. The increase in salaries and employee benefits was mostly attributed to costs of $270 thousand related to the hiring of additional commercial lenders and support staff, higher medical benefit costs and severance costs of $110 thousand for a former executive during the first quarter of 2012.

Income Taxes – Our income tax expense, which includes both federal and state taxes, was a tax benefit of $200 thousand for the six months ended June 30, 2012, representing a 233.2% effective tax benefit rate, compared to a tax expense of $438 thousand for the same period in 2011, representing a 23.6% effective tax rate. The effective tax rate benefited from tax exempt income from securities and bank-owned life insurance policies.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2012 TO DECEMBER 31, 2011

At June 30, 2012, our total assets were $512.2 million, an increase of $5.2 million, or 1.0%, as compared to total assets of $507.0 million at December 31, 2011.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $25.0 million to $12.5 million at June 30, 2012, or 2.4% of total assets, from $37.5 million, or 7.4% of total assets, at December 31, 2011. The decrease was largely due to the investment of excess liquidity into securities.

Securities Portfolio – At June 30, 2012, total investment securities, which include available-for-sale and held-to-maturity securities, were $120.7 million compared to $100.6 million at December 31, 2011. Available-for-sale securities were $115.5 million at June 30, 2012, compared to $96.4 million at December 31, 2011. The available-for-sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held-to-maturity securities were $5.2 million at June 30, 2012, compared to $4.2 million at December 31, 2011.

Other investments totaled $1.9 million at June 30, 2012, and December 31, 2011 and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at June 30, 2012, and at December 31, 2011.

Net unrealized gains were $1.9 million and $1.3 million at June 30, 2012, and December 31, 2011, respectively. The improvement in the fair value of the investment securities is driven by state and political subdivisions. Gross unrealized gains improved by $383 thousand to $2.2 million at June 30, 2012, as compared to $1.9 million at December 31, 2011. The improvement in gross unrealized losses of $167 thousand to $362 thousand at June 30, 2012, as compared to December 31, 2011, was largely attributed to higher fair values of state and political subdivisions.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”). Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 – Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates. All of our debt and equity securities have been evaluated for other-than-temporary impairment as of June 30, 2012, and we do not consider any security OTTI. We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses. Based on that evaluation, we do not intend to sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Our equity portfolio, which amounted to a fair value of $1.3 million, is comprised primarily of investments in other banks, an equity fund and a tax exempt mutual fund. During the fourth quarter of 2011, we recognized a $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash impairment charge related to an equity portfolio fund and common stock. We recognized a $144 thousand charge on the equity portfolio fund comprised of common stocks of bank holding companies that had an amortized cost of $250 thousand and a termination date of December 2012. The additional $87 thousand impairment charge was recognized on a common stock that had an amortized cost of $230 thousand. The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost. We continue to closely monitor the performance of our equity securities that we own, as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. We held no high-risk securities or derivatives at June 30, 2012, or December 31, 2011.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, at June 30, 2012, increased $7.2 million to $346.9 million from $339.7 million at year-end 2011. The increase was largely in commercial real estate loans, which grew by $11.9 million, or 5.5%, to $228.0 million at June 30, 2012 as compared to December 31, 2011. Approximately 96% of our loan portfolio is secured by real estate and less than 5% of the loan portfolio is commercial and industrial based loans. We do not originate sub-prime or unconventional one to four family real estate loans.

The following table summarizes the composition of our loan portfolio by type:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Commercial and industrial loans	$13,106	$13,711
Construction	7,103	8,520
Commercial real estate	228,042	216,191
Residential real estate	97,635	100,175
Consumer and other	1,328	1,336
Total gross loans	$347,214	$339,933

Loan and Asset Quality – Our overall asset quality continues to show signs of improvement as our classified/criticized/foreclosed assets declined $6.9 million, or 13.8% for June 30, 2012 as compared to December 31, 2011. Our classified/criticized/foreclosed assets totaled $42.7 million at June 30, 2012, as compared to $49.6 million at December 31, 2011 and have declined 31.9% from a historical high of $62.8 million at March 31, 2010. Loans internally rated “Substandard,” “Doubtful” or “Loss” are considered classified assets, while loans rated as “Special Mention” are considered criticized. Such risk ratings are consistent with the classification system used by regulatory agencies and are consistent with industry practices.

Non-performing assets, which include non-accrual loans, 90 days past due and still accruing, performing troubled debt restructured loans and foreclosed assets, decreased $3.5 million, or 10.2%, to $30.5 million at June 30, 2012, as compared to $34.0 million at December 31, 2011. The decrease was largely due to the pay-off of our second largest non-performing asset ($2.9 million), net charge-offs of $2.8 million and a $2.8 million reduction in trouble debt restructured loans. The decrease was partly offset by one borrowing relationship that totaled $3.8 million that was previously classified that became non-accrual during the first quarter of 2012. The ratio of non-performing assets to total assets for June 30, 2012, and December 31, 2011 were 5.96% and 6.71%, respectively. The allowance for loan losses was $6.3 million, or 1.8% of total loans, at June 30, 2012, compared to $7.2 million, or 2.1% of total loans, at December 31, 2011. Non-accrual loans at June 30, 2012, primarily consist of loans which are collateralized by real estate. At June 30, 2012, we held 15 foreclosed real estate properties totaling $5.6 million. Foreclosed real estate properties were recorded at the lower of its carrying value or fair value less costs to sell and are currently being marketed for sale.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011

Non-accrual loans	$24,243	$24,283
Non-accrual loans to total loans	6.96%	7.15%
Non-performing assets	$30,531	$34,006
Non-performing assets to total assets	5.96%	6.71%
Allowance for loan losses as a % of non-performing loans	25.19%	26.03%
Allowance for loan losses to total loans	1.80%	2.12%

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at June 30, 2012, were $24.9 million and at December 31, 2011, were $27.7 million. Impaired loans measured at fair value on a non-recurring basis increased to $12.4 million on June 30, 2012 from $11.6 million at December 31, 2011. The principal balances on loans measured at fair value were $14.7 million and $13.6 million, net of valuation allowance of $2.2 million at June 30, 2012 and $2.0 million at December 31, 2011. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans. Impaired and restructured loans still accruing totaled $604 thousand million at June 30, 2012, and $3.4 million at December 31, 2011.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2012, we had eight loan relationships totaling $3.4 million that it deemed potential problem loans. Management is actively monitoring these loans.

Further detail of the credit quality of the loan portfolio is in Note 3 – Loans and Note 4 – Allowance for Loan Losses and Credit Quality of Financing Receivables to the unaudited consolidated financial statements.

Allowance for Loan Losses – The allowance for loan losses consists of general, allocated and unallocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected losses derived from our internal risk rating process. The unallocated component covers the potential for other adjustments that may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At June 30, 2012, the total allowance for loan losses decreased $950 thousand, or 13.2%, to $6.3 million, as compared to $7.2 million at December 31, 2011. The components of this decrease were a provision for loan losses of $1.8 million and net charge-offs totaling $2.8 million in the first six months of 2012. The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans. The allowance for loan losses as a percentage of total loans was 1.80% at June 30, 2012, and 2.12% at December 31, 2011.

The table below presents information regarding our provision and allowance for loan losses at June 30, 2012 and 2011:

(Dollars in thousands)	June 30, 2012	June 30, 2011

Balance, beginning of period	$7,210	$6,397
Provision	1,818	1,951
Charge-offs	(2,850)	(1,352)
Recoveries	82	540
Balance, end of period	$6,260	$7,536

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any category of loans.

	June 30, 2012		December 31, 2011
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$430	3.8%	$304	4.0%
Construction	170	2.0%	294	2.5%
Commercial real estate	4,547	65.7%	4,833	63.6%
Residential real estate	1,055	28.1%	987	29.5%
Consumer and other loans	11	0.4%	9	0.4%
Unallocated	47	-	783
Total	$6,260	100.0%	$7,210	100.0%

Bank-Owned Life Insurance (BOLI) – Our BOLI carrying value amounted to $11.3 million at June 30, 2012, and $11.1 million at December 31, 2011.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At June 30, 2012 and December 31, 2011, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001. In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired. The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Total deposits increased $4.7 million, or 1.1%, to $430.1 million at June 30, 2012 from $425.4 million at December 31, 2011. The increase was largely in non-interest bearing deposits, which increased $3.3 million to $48.1 million at June 30, 2012, from $44.8 million at December 31, 2011.

Borrowings – Borrowings consist of long term advances from the FHLB. The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans. We had $26.0 million in borrowings, at a weighted average interest rate of 4.03%, at June 30, 2012, and at December 31, 2011. The borrowings at June 30, 2012 consisted of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary. The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at June 30, 2012, was 1.91%. The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $40.5 million at June 30, 2012, and $39.9 million at year-end 2011. In order to preserve capital, our Board of Directors elected not to declare any cash dividends in the first six months of 2012 or 2011. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs. On April 27, 2011, at our Annual Meeting of Stockholders, stockholders approved an increase in the number of authorized shares of common stock from 5 million to 10 million shares.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At June 30, 2012, total deposits amounted to $430.1 million, an increase of $4.7 million, or 1.1%, from December 31, 2011. At June 30, 2012, advances from FHLB and subordinated debentures totaled $38.9 million and represented 7.6% of total assets as compared to $38.9 million and 7.7% of total assets at December 31, 2011.

Loan production continued to be our principal investing activity. Total loans receivable at June 30, 2012, amounted to $346.9 million, an increase of $7.2 million, or 2.1%, compared to December 31, 2011.

Our most liquid assets are cash and due from banks and federal funds sold. At June 30, 2012, the total of such assets amounted to $12.5 million, or 2.4%, of total assets, compared to $37.5 million, or 7.4%, of total assets at year-end 2011. Another significant liquidity source is our available-for-sale securities portfolio. At June 30, 2012, available-for-sale securities amounted to $115.5 million compared to $96.4 million at year-end 2011.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window. The Bank also has the capacity to borrow an additional $27.9 million through its membership in the FHLB and $4.0 million at Atlantic Central Bankers Bank at June 30, 2012. Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum. At June 30, 2012, the Bank's Tier I and Tier II capital ratios were 12.77% and 14.02%, respectively. In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. As of June 30, 2012, the Bank had a leverage ratio of 9.10%. The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year. As of June 30, 2012, Sussex Bancorp’s total assets exceeded $500 million.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at June 30, 2012, totaled $44.2 million and consisted of $22.1 million in commitments to grant commercial real estate, construction and land development loans, $10.5 million in home equity lines of credit, $9.9 million in other unused commitments and $1.7 million in letters of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Not applicable.

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
STEVEN M. FUSCO
Senior Vice President and
Chief Financial Officer
Date: August 10, 2012

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011.)
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

