Form 10-Q
period 2012-09-30
SUSSEX BANCORP
filed 2012-11-14
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐                    No ☒

As of November 2, 2012 there were 3,397,873 shares of common stock, no par value, outstanding.

SUSSEX BANCORP

FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

▪	changes in the interest rate environment that reduce margins;

▪	changes in the regulatory environment;

▪	the highly competitive industry and market area in which we operate;

▪	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

▪	changes in business conditions and inflation;

▪	changes in credit market conditions;

▪	changes in the securities markets which affect investment management revenues;

▪	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

▪	changes in technology used in the banking business;

▪	the soundness of other financial services institutions which may adversely affect our credit risk;

▪	our controls and procedures may fail or be circumvented;

▪	new line of business or new products and services which may subject us to additional risks;

▪	changes in key management personnel which may adversely impact our operations;

▪	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

▪	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

▪	other factors detailed from time to time in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUSSEX BANCORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars In Thousands)	September 30, 2012	December 31, 2011

ASSETS
Cash and due from banks	$6,513	$3,903
Interest-bearing deposits with other banks	3,917	33,597
Cash and cash equivalents	10,430	37,500

Interest bearing time deposits with other banks	100	100
Securities available for sale, at estimated fair value	119,002	96,361
Securities held to maturity, at cost (estimated fair value of $5,802 at September 30, 2012 and $4,345 at December 31, 2011)	5,593	4,220
Federal Home Loan Bank Stock, at cost	1,943	1,837

Loans receivable, net of unearned income	340,395	339,705
Less: allowance for loan losses	6,721	7,210
Net loans receivable	333,674	332,495

Foreclosed real estate	5,158	5,509
Premises and equipment, net	6,630	6,778
Accrued interest receivable	1,861	1,735
Goodwill	2,820	2,820
Bank-owned life insurance	11,442	11,142
Other assets	5,641	6,456

Total Assets	$504,294	$506,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$46,813	$44,762
Interest bearing	370,528	380,614
Total Deposits	417,341	425,376

Long-term borrowings	26,000	26,000
Accrued interest payable and other liabilities	6,884	2,788
Junior subordinated debentures	12,887	12,887

Total Liabilities	463,112	467,051

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; issued shares 3,409,056 in 2012 and 3,373,793 in 2011; outstanding shares 3,397,873 in 2012 and 3,372,949 in 2011	28,076	27,964
Treasury stock, at cost; 11,183 shares in 2012 and 844 shares in 2011	(59)	(4)
Retained earnings	12,055	11,223
Accumulated other comprehensive income	1,110	719

Total Stockholders' Equity	41,182	39,902

Total Liabilities and Stockholders' Equity	$504,294	$506,953

See Notes to Unaudited Consolidated Financial Statements

 SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2012	2011	2012	2011
INTEREST INCOME
Loans receivable, including fees	$4,467	$4,687	$13,292	$14,210
Securities:
Taxable	241	313	994	989
Tax-exempt	292	296	827	879
Federal funds sold	-	-	-	3
Interest bearing deposits	4	20	30	32
Total Interest Income	5,004	5,316	15,143	16,113
INTEREST EXPENSE
Deposits	587	806	1,938	2,342
Borrowings	268	268	797	797
Junior subordinated debentures	60	55	183	164
Total Interest Expense	915	1,129	2,918	3,303
Net Interest Income	4,089	4,187	12,225	12,810
PROVISION FOR LOAN LOSSES	1,104	737	2,922	2,688
Net Interest Income after Provision for Loan Losses	2,985	3,450	9,303	10,122
OTHER INCOME
Service fees on deposit accounts	292	324	842	968
ATM and debit card fees	165	140	453	400
Bank-owned life insurance	96	105	300	314
Insurance commissions and fees	684	545	1,892	1,724
Investment brokerage fees	46	33	118	103
Net gain on sale of loans, held for sale	-	-	47	-
Net gain (loss) on securities transactions	569	(1)	763	268
Net loss on sale of premises and equipment	-	-	(6)	-
Net gain (loss) on sale of foreclosed real estate	2	2	5	(2)
Other	108	58	291	177
Total Other Income	1,962	1,206	4,705	3,952
OTHER EXPENSES
Salaries and employee benefits	2,196	2,219	6,744	6,212
Occupancy, net	355	338	1,071	1,055
Furniture, equipment and data processing	326	283	1,014	871
Advertising and promotion	63	52	222	141
Professional fees	175	163	478	439
Director fees	56	5	236	144
FDIC assessment	177	153	516	535
Insurance	68	53	179	163
Stationary and supplies	44	39	128	122
Loan collection costs	204	314	539	606
Expenses and write-downs related to foreclosed real estate	234	74	1,044	322
Amortization of intangible assets	1	3	4	8
Other	396	329	1,095	966
Total Other Expenses	4,295	4,025	13,270	11,584
Income before Income Taxes	652	631	738	2,490
PROVISION (BENEFIT) FOR INCOME TAXES	106	97	(94)	535
Net Income	$546	$534	$832	$1,955

OTHER COMPREHENSIVE INCOME:
Net unrealized gains on available for sale securities arising during the period	693	353	1,413	1,425
Reclassification adjustment for (gain) loss on sales included in net income	(569)	1	(763)	(268)
Income tax expense related to items of other comprehensive income	(49)	(142)	(259)	(463)
Other comprehensive income, net of income taxes	75	212	391	694
Comprehensive income	$621	$746	$1,223	$2,649

EARNINGS PER SHARE
Basic	$0.17	$0.16	$0.26	$0.60
Diluted	$0.17	$0.16	$0.25	$0.59

See Notes to Unaudited Consolidated Financial Statements

 SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Net income	-	-	1,955	-	-	1,955
Other comprehensive income	-	-	-	694	-	694
Restricted stock granted	22,805	-	-	-	-	-
Restricted stock forfeited	(1,683)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	73	-	-	-	73

Balance September 30, 2011	3,372,688	$27,943	$10,708	$741	$(4)	$39,388

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net income	-	-	832	-	-	832
Other comprehensive income	-	-	-	391	-	391
Treasury shares purchased	(10,339)	-	-	-	(55)	(55)
Restricted stock granted	37,496	-	-	-	-	-
Restricted stock forfeited	(2,233)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	112	-	-	-	112

Balance September 30, 2012	3,397,873	$28,076	$12,055	$1,110	$(59)	$41,182

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$832	$1,955

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,922	2,688
Provision for depreciation and amortization	509	458
Net amortization of securities premiums and discounts	1,991	646
Net realized gain on sale of securities	(763)	(268)
Net realized gain on sale of loans, held for sale	(47)	-
Proceeds from the sale of loans held for sale	638	-
Net realized loss on sale of premises and equipment	6	-
Net realized (gain) loss on sale of foreclosed real estate	(5)	2
Provision for foreclosed real estate	871	145
Deferred income taxes	(509)	-
Earnings on bank owned life insurance	(300)	(314)
Compensation expense for stock options and stock awards	112	73
(Increase) decrease in assets:
Accrued interest receivable	(126)	314
Other assets	1,060	(133)
Increase in accrued interest payable and other liabilities	4,096	55

Net Cash Provided by Operating Activities	11,287	5,621

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(71,850)	(18,431)
Sales	24,187	6,252
Maturities, calls and principal repayments	24,475	23,727
Securities held to maturity:
Purchases	(2,623)	(2,289)
Maturities, calls and principal repayments	1,220	-
Net increase in loans	(5,632)	(3,944)
Net maturities of interest bearing time deposits	-	500
Proceeds from the sale of foreclosed real estate	425	405
Purchases of bank premises and equipment	(375)	(124)
Proceeds from the sale of premises and equipment	12	-
Purchases of bank owned life insurance	-	(550)
(Increase) decrease in FHLB stock	(106)	398

Net Cash (Used in) Provided by Investing Activities	(30,267)	5,944

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(8,035)	29,083
Repayments of borrowings	-	(10,000)
Purchase of treasury stock	(55)	-

Net Cash (Used in) Provided by Financing Activities	(8,090)	19,083

Net (Decrease) Increase in Cash and Cash Equivalents	(27,070)	30,648

Cash and Cash Equivalents - Beginning	37,500	17,749

Cash and Cash Equivalents - Ending	$10,430	$48,397

Supplementary Cash Flows Information
Interest paid	$2,952	$3,286
Income taxes paid	$212	$1,069

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$940	$2,700
Loans transferred to held for sale	$591	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of September 30, 2012, and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2012
State and political subdivisions	$29,098	$1,530	$(18)	$30,610
Mortgage-backed securities:
U.S. government-sponsored enterprises	87,560	688	(338)	87,910
Equity securities-financial services industry and other	495	15	(28)	482
	$117,153	$2,233	$(384)	$119,002

December 31, 2011
State and political subdivisions	$19,706	$883	$(19)	$20,570
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,684	786	(472)	71,998
Private mortgage-backed securities	2,423	58	(4)	2,477
Equity securities-financial services industry and other	1,349	1	(34)	1,316
	$95,162	$1,728	$(529)	$96,361

Securities with a carrying value of approximately $17.8 million and $21.5 million at September 30, 2012, and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,097	1,147
Due after ten years	28,001	29,463
Total bonds and obligations	29,098	30,610
Mortgage-backed securities:
U.S. government-sponsored enterprises	87,560	87,910
Equity securities-financial services industry and other	495	482
Total available for sale securities	$117,153	$119,002

Gross realized gains on sales of securities available for sale were $775 thousand and $269 thousand for the nine months ended September 30, 2012 and 2011, respectively, and gross realized losses were $20 thousand and $1 thousand for the nine months ended September 30, 2012 and 2011, respectively. In addition, we realized gross gains of $8 thousand on debt securities that were called during the nine months ended September 30, 2012.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2012, and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2012
State and political subdivisions	$1,650	$(18)	$-	$-	$1,650	$(18)
Mortgage-backed securities:
U.S. government-sponsored enterprises	30,270	(338)	-	-	30,270	(338)
Equity securities-financial services industry and other	116	(27)	116	(1)	232	(28)
Total temporarily impaired securities	$32,036	$(383)	$116	$(1)	$32,152	$(384)

December 31, 2011
State and political subdivisions	$115	$(2)	$124	$(17)	$239	$(19)
Mortgage-backed securities:
U.S. government-sponsored enterprises	34,576	(472)	-	-	34,576	(472)
Private mortgage-backed securities	518	(4)	-	-	518	(4)
Equity securities-financial services industry and other	-	-	1,025	(34)	1,025	(34)
Total temporarily impaired securities	$35,209	$(478)	$1,149	$(51)	$36,358	$(529)

As of September 30, 2012, we reviewed our available for sale investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At September 30, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At September 30, 2012, there were three securities with a fair value of $1.7 million that had an unrealized loss that amounted to $18 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of September 30, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our state and political subdivision securities at September 30, 2012 were deemed to be other-than-temporarily-impaired.

Mortgage-Backed Securities

At September 30, 2012, the decline in fair value and the unrealized losses for our mortgaged-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality. At September 30, 2012, there were 15 securities with a fair value of $30.3 million that had an unrealized loss that amounted to $338 thousand. As of September 30, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our mortgage-backed securities at September 30, 2012, were deemed to be other-than-temporarily impaired.

Equity Securities

Our investments in marketable equity securities consist primarily of one equity portfolio fund and common stock of entities in the financial services industry. At September 30, 2012, there were two securities with a fair value of $232 thousand that had an unrealized loss of $28 thousand. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012. We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of September 30, 2012, and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2012
State and political subdivisions	$5,593	$218	$(9)	$5,802

December 31, 2011
State and political subdivisions	$4,220	$125	$-	$4,345

The amortized cost and carrying value of securities held to maturity at September 30, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,583	$1,583
Due after one year through five years	-	-
Due after five years through ten years	1,313	1,345
Due after ten years	2,697	2,874
Total held to maturity securities	$5,593	$5,802

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at September 30, 2012. There were no held to maturity securities with unrealized losses at December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2012
State and political subdivisions	$832	$(9)	$-	$-	$832	$(9)

As of September 30, 2012, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At September 30, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality. At September 30, 2012, there were two securities with a fair value of $832 thousand that had an unrealized loss that amounted to $9 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of September 30, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our state and political subdivision securities at September 30, 2012, were deemed to be other-than-temporarily impaired.

NOTE 3 – LOANS

The composition of net loans receivable at September 30, 2012, and December 31, 2011 is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Commercial and industrial loans	$13,244	$13,711
Construction	6,679	8,520
Commercial real estate	222,525	216,191
Residential real estate	96,916	100,175
Consumer and other	1,347	1,336
	340,711	339,933
Unearned net loan origination fees	(316)	(228)
Allowance for loan losses	(6,721)	(7,210)
Net loans receivable	$333,674	$332,495

Mortgage loans serviced for others are not included in the accompanying balance sheets. The total amount of loans serviced for the benefit of others was approximately $708 thousand and $852 thousand at September 30, 2012, and December 31, 2011, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2012 and 2011:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Three Months Ended:
September 30, 2012
Beginning balance	$430	$170	$4,547	$1,055	$11	$47	$6,260
Charge-offs	-	(122)	(264)	(266)	(8)	-	(660)
Recoveries	-	-	2	-	15	-	17
Provision	183	131	153	393	(10)	254	1,104
Ending balance	$613	179	4,438	1,182	8	301	6,721

September 30, 2011
Beginning balance	$428	$969	$4,773	$945	$45	$376	$7,536
Charge-offs	-	-	(868)	-	(10)	-	(878)
Recoveries	1	-	1	-	4	-	6
Provision	58	435	327	58	(1)	(140)	737
Ending balance	$487	$1,404	$4,233	$1,003	$38	$236	$7,401

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Nine Months Ended:
September 30, 2012
Beginning balance	$304	294	4,833	987	9	783	$7,210
Charge-offs	-	(830)	(2,081)	(546)	(53)	-	(3,510)
Recoveries	2	-	71	-	26	-	99
Provision	307	715	1,615	741	26	(482)	2,922
Ending balance	$613	$179	$4,438	$1,182	$8	$301	$6,721

September 30, 2011
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	(13)	(909)	(1,263)	(12)	(33)	-	(2,230)
Recoveries	4	516	9	-	17	-	546
Provision	60	614	1,727	217	(2)	72	2,688
Ending balance	$487	$1,404	$4,233	$1,003	$38	$236	$7,401

 The following table presents the balance in the allowance of loan losses at September 30, 2012, and December 31, 2011 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

September 30, 2012
Commercial and industrial	$613	$382	$231	$13,244	$396	$12,848
Construction	179	133	46	6,679	4,507	2,172
Commercial real estate	4,438	1,399	3,039	222,525	17,219	205,306
Residential real estate	1,182	363	819	96,916	2,988	93,928
Consumer and other	8	-	8	1,347	-	1,347
Unallocated	301	-	-	-	-	-
Total	$6,721	$2,277	$4,143	$340,711	$25,110	$315,601

December 31, 2011
Commercial and industrial	$304	$16	$288	$13,711	$32	$13,679
Construction	294	50	244	8,520	2,458	6,062
Commercial real estate	4,833	1,572	3,261	216,191	22,722	193,469
Residential real estate	987	319	668	100,175	2,482	97,693
Consumer and other	9	-	9	1,336	-	1,336
Unallocated	783	-	-	-	-	-
Total	$7,210	$1,957	$4,470	$339,933	$27,694	$312,239

An age analysis of loans receivable which were past due as of September 30, 2012, and December 31, 2011 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

September 30, 2012
Commercial and industrial	$-	$-	$396	$396	$12,848	$13,244	$2
Construction	-	-	4,507	4,507	2,172	6,679	-
Commercial real estate	4,617	1,306	16,164	22,087	200,438	222,525	57
Residential real estate	665	445	2,984	4,094	92,822	96,916	-
Consumer and other	5	2	1	8	1,339	1,347	-
Total	$5,287	$1,753	$24,052	$31,092	$309,619	$340,711	$59

December 31, 2011
Commercial and industrial	$428	$-	$32	$460	$13,251	$13,711	$-
Construction	558	-	3,243	3,801	4,719	8,520	785
Commercial real estate	5,238	137	19,311	24,686	191,505	216,191	-
Residential real estate	940	-	2,482	3,422	96,753	100,175	-
Consumer and other	17	1	18	36	1,300	1,336	18
Total	$7,181	$138	$25,086	$32,405	$307,528	$339,933	$803

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at September 30, 2012, and December 31, 2011 were:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Commercial and industrial	$394	$32
Construction	4,507	2,458
Commercial real estate	16,107	19,311
Residential real estate	2,984	2,482
Consumer and other	1	-
Total	$23,993	$24,283

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2012, and December 31, 2011:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial and industrial	$12,644	$204	$24	$372	$13,244
Construction	2,172	-	4,507	-	6,679
Commercial real estate	195,004	5,844	21,104	573	222,525
Residential real estate	92,241	454	3,897	324	96,916
Consumer and other	1,347	-	-	-	1,347
	$303,408	$6,502	$29,532	$1,269	$340,711

December 31, 2011
Commercial and industrial	$13,103	$398	$202	$8	$13,711
Construction	5,057	-	3,463	-	8,520
Commercial real estate	180,862	6,987	27,769	573	216,191
Residential real estate	95,491	494	4,190	-	100,175
Consumer and other	1,336	-	-	-	1,336
	$295,849	$7,879	$35,624	$581	$339,933

In accordance with FASB ASC 310-10-35-16, a loan is considered impaired when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection. The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. We recognize income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to us. If these factors do not exist, we will record all payments as a reduction of principal on such loans.

The following table reflects our impaired loans by class as of September 30, 2012, and December 31, 2011:

	September 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal		Recorded	Principal
	Investment	Balance	Related	Investment	Balance	Related
(Dollars in thousands)	(1)	(2)	Allowance	(1)	(2)	Allowance
With no related allowance recorded:
Construction	$2,802	$3,779	$-	$2,062	$2,331	$-
Commercial real estate	3,777	4,542	-	10,362	12,932	-
Residential real estate	2,081	2,081	-	1,758	1,757	-
Total impaired loans without a related allowance	8,660	10,402	-	14,182	17,020	-

With an allowance recorded:
Commercial and industrial	396	396	382	32	32	16
Construction	1,705	1,827	133	396	396	50
Commercial real estate	13,442	15,827	1,399	12,404	12,399	1,572
Residential real estate	907	1,058	363	732	724	319
Total impaired loans with an allowance	16,450	19,108	2,277	13,564	13,551	1,957
Total impaired loans	$25,110	$29,510	$2,277	$27,746	$30,571	$1,957

(1) The recorded investment of impaired loans includes the outstanding principal balance and any unpaid interest and escrow balances due.

(2) Unpaid principal balance includes the present recorded principal balance plus any amounts that have been previously charged-off.

The average recorded investment and income recognized is presented for the nine month periods ended September 30, 2012, and 2011:

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$10	$1
Construction	1,986	-	3,454	-
Commercial real estate	6,505	42	8,608	142
Residential real estate	1,756	41	954	27
Consumer and other	-	-	-	-
Total impaired loans without a related allowance	10,247	83	13,026	170

With an allowance recorded:
Commercial and industrial	189	-	81	-
Construction	1,405	3	1,980	-
Commercial real estate	14,610	59	10,899	144
Residential real estate	786	17	637	1
Consumer and other	-	-	-	-
Total impaired loans with an allowance	16,990	79	13,597	145
Total impaired loans	$27,237	$162	$26,623	$315

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial		Total

September 30, 2012
Performing	$603		$-	$603
Non-performing	1,847		-	1,847
Total	$2,450	$		$2,450

December 31, 2011
Performing	$5,592		$8	$5,600
Non-performing	2,682		-	2,682
Total	$8,274		$8	$8,282

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote. As of September 30, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Troubled debt restructured loans can include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; or permanent reduction of the principal or interest of the loan.

During the three and nine months ended September 30, 2012, we have not restructured any troubled debt or required an allocation of the allowance for credit losses. During the three and nine months ended September 30, 2011, one commercial real estate loan modification was executed which constituted a troubled debt restructuring. The modification included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; or permanent reduction of the principal or interest of the loan or an extension of additional credit for payment of delinquent real estate taxes. The modification had a pre- and post-modification outstanding recorded investment of $1.5 million dollars.

There were no payment defaults of loans during the three and nine months ended September 30, 2012 and the three months ended September 30, 2011, which were modified in a troubled debt restructuring within the previous 12 months. There were two commercial real estate loans with a recorded investment of $1.4 million for which there was a payment default during the nine months ended September 30, 2011, which were modified in a troubled debt restructuring within the previous 12 months.

A troubled debt restructured loan is considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $1 thousand and $3 thousand for the three and nine months ended September 30, 2012, respectively, and $7 thousand for the three and nine months ended September 30, 2011. There were no charge-offs on defaulted troubled debt restructurings during the three and nine months ended September 30, 2012 and 2011.

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

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net loss applicable to common shareholders	$546	3,264,034	$0.17	$534	3,257,284	$0.16
Effect of dilutive securities:
Nonvested stock awards	-	24,933		-	74,613
Diluted earnings per share:
Net loss applicable to common shareholders and assumed conversions	$546	3,288,967	$0.17	$534	3,331,897	$0.16

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common shareholders	$832	3,260,827	$0.26	$1,955	3,255,815	$0.60
Effect of dilutive securities:
Nonvested stock awards	-	21,399		-	69,941
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$832	3,282,226	$0.25	$1,955	3,325,756	$0.59

Options to purchase 65,036 and 112,637 shares of common stock were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 6 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2012 and 2011 are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unrealized gains on available for sale securities arising during the period	$693	$353	$1,413	$1,425
Less: reclassification adjustments for net gains included in net income	569	(1)	763	268
	124	354	650	1,157
Tax effect	(49)	(142)	(259)	(463)
	$75	$212	$391	$694

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer. The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,089	$-	$4,089	$4,187	$-	$4,187
Other income from external sources	1,278	684	1,962	661	545	1,206
Depreciation and amortization	170	3	173	148	3	151
Income before income taxes	546	106	652	635	(4)	631
Income tax (benefit) expense (1)	64	42	106	99	(2)	97
Total assets	500,594	3,700	504,294	492,953	2,931	495,884

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$12,225	$-	$12,225	$12,810	$-	$12,810
Other income from external sources	2,813	1,892	4,705	2,228	1,724	3,952
Depreciation and amortization	501	8	509	449	9	458
Income (loss) before income taxes	522	216	738	2,336	154	2,490
Income tax expense (benefit) (1)	(180)	86	(94)	473	62	535
Total assets	500,594	3,700	504,294	492,953	2,931	495,884

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

Information regarding our stock option plans as of September 30, 2012, was as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	111,034	$12.25
Options expired	(4,389)	8.90
Options forfeited	(41,609)	12.69
Options outstanding, end of quarter	65,036	$12.20	1.39	-
Options exercisable, end of quarter	65,036	$12.20	1.39	-
Option price range at end of quarter	$8.86 to $16.45
Option price range for exercisable shares	$8.86 to $16.45

During the first nine months of 2012 and 2011, we expensed $112 thousand and $72 thousand, respectively, in stock-based compensation under restricted stock awards. The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2012, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	115,729	$4.86
Granted	37,496	4.97
Forfeited	(2,233)	5.27
Vested	(17,349)	6.05
Unvested restricted stock, end of period	133,643	$4.73

At September 30, 2012, unrecognized compensation expense for non-vested restricted stock was $514 thousand, which is expected to be recognized over an average period of 3.4 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We, generally, hold collateral and/or personal guarantees supporting these commitments. We had $754 thousand of undrawn standby letters of credit outstanding as of September 30, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2012, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
	Total	Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2012:
State and political subdivisions	$30,610	$-	$30,610	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	87,910	-	87,910	-
Equity securities-financial services industry and other	482	373	109	-
	$119,002	$373	$118,629	$-

December 31, 2011:
State and political subdivisions	$20,570	$-	$20,570	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	71,998	-	71,998	-
Private mortgage-backed securities	2,477	-	2,477	-
Equity securities-financial services industry and other	1,316	1,173	143	-
	$96,361	$1,173	$95,188	$-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level are as follows:

		Quoted Prices in	Significant
	Total	Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2012:
Impaired loans	$23,243	$-	$-	$23,243
Foreclosed real estate	329	-	-	329

December 31, 2011:
Impaired loans	$11,571	$-	$-	$11,571
Foreclosed real estate	4,959	-	-	4,959

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

September 30, 2012:
Impaired loans	$23,243	Appraisal of	Appraisal	0% to -63.8%
		collateral	adjustments (1)	(-4.1)%
			Selling
			expenses (1)	-7.0% (-7.0)%
Foreclosed real estate	$329	Appraisal of
		collateral

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.
The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2012, and December 31, 2011:

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

The estimated fair values of our financial instruments at September 30, 2012, and December 31, 2011 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	September 30, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$10,430	$10,430	$10,430	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	119,002	119,002	373	118,629	-
Securities held to maturity	5,593	5,802	-	5,802	-
Federal Home Loan Bank stock	1,943	1,943	1,943	-	-
Loans receivable, net of allowance	333,674	345,779	-	-	345,779
Accrued interest receivable	1,861	1,861	1,861	-	-

Financial liabilities:
Deposits	417,341	419,668	313,862	105,806	-
Borrowings	26,000	29,527	-	29,527	-
Junior subordinated debentures	12,887	6,319	-	6,319	-
Accrued interest payable	267	267	267	-	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2011		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$37,500	$37,500	$37,500	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	96,361	96,361	1,173	95,188	-
Securities held to maturity	4,220	4,345	-	4,345	-
Federal Home Loan Bank stock	1,837	1,837	1,837	-	-
Loans receivable, net of allowance	332,495	334,403	-	-	334,403
Accrued interest receivable	1,735	1,735	1,735	-	-

Financial liabilities:
Deposits	425,376	428,098	314,571	113,527	-
Borrowings	26,000	29,696	-	29,696	-
Junior subordinated debentures	12,887	6,613	-	6,613	-
Accrued interest payable	301	301	301	-	-

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

RECENT LEGISLATIVE UPDATES

In June 2012, the FRB, the Office of the Comptroller of the Currency and the FDIC issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and place much greater emphasis on common equity. The proposed rules were subject to a comment period through September 7, 2012.

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

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Overview – We reported net income of $546 thousand for the third quarter of 2012 as compared to net income of $534 thousand for the same period in 2011. Basic and diluted earnings per share for the three months ended September 30, 2012 were $0.17, compared to the basic and diluted earnings per share of $0.16 for the comparable period of 2011. The increase in net income was largely due to improved non-interest income resulting from an increase in gains on sale of securities and insurance commissions and fees, which was largely offset by higher provision for loan losses and expenses and write-downs related to foreclosed real estate.

Net income before taxes for our Tri-State segment increased $110 thousand, or 103.8%, resulting in a net income before taxes of $106 thousand for the third quarter of 2012 compared to a $4 thousand loss for the same period in 2011. This increase was due to insurance commission and fee income increasing $139 thousand, or 25.5%, between the two periods.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,
(Dollars in thousands)	2012			2011
	Average		Average	Average		Average
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$32,199	$442	5.46%	$30,059	$448	5.90%
Taxable	86,766	241	1.10%	48,890	313	2.54%
Total securities	118,965	683	2.28%	78,949	761	3.82%
Total loans receivable (4)	342,502	4,467	5.19%	338,393	4,687	5.49%
Other interest-earning assets	10,405	4	0.15%	35,530	20	0.22%
Total earning assets	471,872	$5,154	4.35%	$452,872	$5,468	4.79%

Non-interest earning assets	43,319			41,159
Allowance for loan losses	(6,671)			(7,261)
Total Assets	$508,520			486,770

Sources of Funds:
Interest bearing deposits:
NOW	$95,611	$36	0.15%	$77,676	$85	0.44%
Money market	14,506	11	0.30%	16,564	23	0.55%
Savings	162,762	133	0.33%	168,419	287	0.68%
Time	104,128	407	1.55%	102,725	411	1.59%
Total interest bearing deposits	377,007	587	0.62%	365,384	806	0.88%
Borrowed funds	26,196	268	4.07%	26,000	268	4.09%
Junior subordinated debentures	12,887	60	1.85%	12,887	55	1.69%
Total interest bearing liabilities	416,090	$915	0.87%	$404,271	$1,129	1.11%

Non-interest bearing liabilities:
Demand deposits	48,702			41,012
Other liabilities	2,676			2,613
Total non-interest bearing liabilities	51,378			43,625
Stockholders’ equity	41,052			38,874
Total Liabilities and Stockholders’ Equity	$508,520			$486,770

Net Interest Income and Margin (5)		4,239	3.57%		4,339	3.80%
Tax-equivalent basis adjustment		(150)			(152)
Net Interest Income		$4,089			$4,187

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

Net interest income, on a fully tax equivalent basis, declined $100 thousand, or 2.3%, to $4.2 million for the third quarter of 2012 as compared to $4.3 million for same period in 2011. The decrease in net interest income was largely due to the Company’s net interest margin declining 23 basis points to 3.57% for the third quarter of 2012 compared to the same period last year. The decline in the net interest margin was mostly due to a 30 basis point decline in the average rate earned on loans. This decline in net interest income was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 24 basis points to 0.87% for the third quarter of 2012 from 1.11% for the same period in 2011. The decline was in part offset by a $19.0 million, or 4.2%, increase in average interest earning assets, principally securities.

Interest Income – Our total interest income, on a fully taxable equivalent basis, decreased $314 thousand, or 5.8%, to $5.2 million for the quarter ended September 30, 2012, as compared to the same period last year. The decline was due to lower earning asset yields, which decreased 45 basis points to 4.35% for the quarter ended September 30, 2012 as compared to the same period in 2011.

Our total interest income earned on loans receivable decreased $220 thousand, or 4.7%, to $4.5 million for the third quarter of 2012 as compared to the same period in 2011. The decline was driven by a 30 basis point decline in average yields to 5.19% for the quarter end September 30, 2012, as compared to the same period in 2011.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $79 thousand, to $683 thousand for the quarter ended September 30, 2012, from $761 thousand for the same period in 2011. This decrease was largely due to a decline in the average rate earned on securities, which declined 155 basis points for the quarter ended September 30, 2012, as compared to the same period last year. The lower yields on securities reflect investment in securities in a low market rate environment. The decrease in interest income on securities was offset by a $40.0 million, or 50.7%, increase in average balance of securities for the three months ended September 30, 2012 as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $16 thousand for the third quarter of 2012 as compared to the same period in 2011 due to a decline in average balances. The average balances in other interest-earning assets decreased $25.1 million to $10.4 million in the third quarter of 2012 from $35.5 million during the third quarter a year earlier.

Interest Expense - Our interest expense for the three months ended September 30, 2012 decreased $214 thousand, or 19.0%, to $915 thousand from $1.1 million for the same period in 2011. The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 24 basis points from 1.11% for the three months ended September 30, 2011, to 0.87% for the same period in 2012. The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $11.8 million, or 2.9%, to $416.1 million for the third quarter in 2012 from $404.3 million for the same period in 2011.

Our interest expense on deposits declined $219 thousand, or 27.2%, for the quarter ended September 30, 2012, as compared to the same period last year. The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 26 basis points to 0.62% for the third quarter 2012 as compared to the same period in 2011. The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two third quarter periods. The aforementioned benefit from the decline in rates paid on deposits was partly offset by $11.6 million, or 3.2%, increase in interest bearing deposits.

Provision for Loan Losses - The loan loss provision for the third quarter of 2012 increased $367 thousand, or 49.8%, to $1.1 million compared to a provision of $737 thousand in the third quarter of 2011. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income - Our non-interest income increased $756 thousand, or 62.7%, to $2.0 million for the quarter ended September 30, 2012, as compared to the same period last year. The increase in non-interest income was largely due to a $570 thousand increase in gain on the sale of securities and a $139 thousand, or 25.5%, growth in insurance commissions and fees.

Non-Interest Expense – Our non-interest expenses increased $270 thousand, or 6.7%, to $4.3 million for the quarter ended September 30, 2012 as compared to the same period last year. The increase for the third quarter of 2012 versus the same period in 2011 was largely due to an increase in expenses related to foreclosed real estate and other expenses, which increased $160 thousand and $67 thousand, respectively.

Income Taxes - Our income tax expense, which includes both federal and state taxes, was $106 thousand for the three months ended September 30, 2012, representing a 16.3% effective tax rate, compared to income tax expense of $97 thousand for the third quarter of 2011, representing a 15.4% effective tax rate. The effective tax rate benefited from tax exempt income from securities and bank-owned life insurance policies.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Overview – We reported net income of $832 thousand for the nine months ended September 30, 2012, as compared to net income of $2.0 million for the same period in 2011. Basic and diluted earnings per share for the nine months ended September 30, 2012 were $0.26 and $0.25, respectively, compared to the basic and diluted earnings per share of $0.60 and $0.59, respectively, for the comparable period of 2011. The decline in net income was largely attributed to expenses and write-downs related to the prospective sales of several foreclosed real estate properties. In addition, expenses related to additional commercial lending staff, technology upgrades, increased advertising and promotion and FDIC assessment costs (due to deposit growth) also added to the decrease in net income. The aforementioned declines were partly offset by improved non-interest income resulting from increases in gains on sale of securities and insurance commissions and fees.

Net income before taxes for our Tri-State segment increased $62 thousand, or 40.6%, resulting in a net income before taxes of $216 thousand for the first nine months of 2012 compared to $154 thousand for the same period in 2011. This increase was due to insurance commission and fee income increasing $168 thousand, or 9.74%, between the two periods.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2012 and 2011.

	Nine Months September 30,
(Dollars in thousands)	2012			2011
	Average		Average	Average		Average
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$29,444	$1,253	5.68%	$29,962	$1,332	5.94%
Taxable	84,774	994	1.57%	52,398	989	2.52%
Total securities	114,218	2,247	2.63%	82,360	2,321	3.77%
Total loans receivable (4)	339,839	13,292	5.22%	341,123	14,210	5.57%
Other interest-earning assets	21,095	30	0.19%	23,319	35	0.20%
Total earning assets	475,152	$15,569	4.38%	446,802	$16,566	4.96%

Non-interest earning assets	42,076			38,020
Allowance for loan losses	(7,335)			(7,227)
Total Assets	$509,893			$477,595

Sources of Funds:
Interest bearing deposits:
NOW	$94,578	$129	0.18%	$78,923	$305	0.52%
Money market	16,962	47	0.37%	14,838	61	0.55%
Savings	163,331	492	0.40%	169,360	881	0.70%
Time	107,389	1,270	1.58%	94,898	1,095	1.54%
Total interest bearing deposits	382,260	1,938	0.68%	358,019	2,342	0.87%
Borrowed funds	26,066	797	4.08%	26,859	797	3.97%
Junior subordinated debentures	12,887	183	1.90%	12,887	164	1.70%
Total interest bearing liabilities	421,213	$2,918	0.93%	397,765	$3,303	1.11%

Non-interest bearing liabilities:
Demand deposits	45,949			39,423
Other liabilities	2,209			2,427
Total non-interest bearing liabilities	48,158			41,850
Stockholders' equity	40,522			37,980
Total Liabilities and Stockholders' Equity	$509,893			$477,595

Net Interest Income and Margin (5)		$12,651	3.56%		$13,263	3.97%
Tax-equivalent basis adjustment		(426)			(453)
Net Interest Income		$12,225			$12,810

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

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net Interest Income – Net interest income, on a fully taxable equivalent basis, decreased $612 thousand, or 4.6%, to $12.7 million for the nine months ended September 30, 2012, as compared to $13.3 million for same period in 2011. Our net interest margin declined 41 basis points to 3.56% for the nine months ended September 30, 2012, compared to 3.97% for the same period last year. The decline was mostly attributed to a 35 basis point decline in the average rate earned on loans to 5.22%, which was partly offset by a 18 basis point decrease in the average rate paid on interest bearing liabilities to 0.93% for the nine month period ended September 30, 2012, as compared to the same period last year. The decline was in part offset by a $28.3 million, or 6.3%, increase in average interest earning assets, principally securities.

Interest Income – Our total interest income, on a fully taxable equivalent basis, decreased $997 thousand, or 6.0%, to $15.6 million for the nine months ended September 30, 2012, as compared to the same period last year. The decline was due to lower earning asset yields, which decreased 58 basis points to 4.38% for the nine months ended September 30, 2012, as compared to the same period in 2011.

Our total interest income earned on loans receivable decreased $918 thousand, or 6.5%, to $13.3 million for the nine months ended September 30, 2012, as compared to the same period in 2011. The decline was driven by a 35 basis point decline in average yields to 5.22% for the nine months ended September 30, 2012, as compared to the same period in 2011. The decline in interest income earned on loans receivable was also impacted by a $1.3 million decline in average balances on loans receivable to $339.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $74 thousand, or 3.2%, to $2.2 million for the nine months ended September 30, 2012, as compared to the same period in 2011. This decrease was largely due to a decrease in the average rate earned on securities, which declined 114 basis points for the nine months ended September 30, 2012, as compared to the same period last year. The lower yields on securities reflect investment in securities in a low market rate environment. The decrease in interest income on securities was offset by a $31.9 million, or 38.7%, increase in average balance of securities for the nine months ended September 30, 2012 as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $5 thousand for the nine months ended September 30, 2012, as compared to the same period in 2011 due to a $2.2 million decrease in average balances.

Interest Expense – Our interest expense for the nine months ended September 30, 2012 decreased $385 thousand, or 11.7%, to $2.9 million from $3.3 million for the same period in 2011. The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 18 basis points from 1.11% for the nine months ended September 30, 2011, to 0.93% for the same period in 2012. The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $23.4 million, or 5.9%, to $421.2 million for the nine months ended September 30, 2012, from $397.8 million for the same period in 2011.

Our interest expense on deposits declined $404 thousand, or 17.3%, for the nine months ended September 30, 2012, as compared to the same period last year. The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 19 basis points for the nine months ended 2012 as compared to the same period in 2011. The decrease in rates on deposit products reflects managements’ asset/liability strategies and a lower market rate environment between the two periods. The aforementioned benefit from the decline in rates paid on deposits was partly offset by $24.2 million, or 6.8%, increase in interest bearing deposits.

Provision for Loan Losses – The loan loss provision for the first nine months of 2012 increased $234 thousand, or 8.7%, to $2.9 million compared to a provision of $2.7 million for the same period in 2011. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $753 thousand, or 19.1%, to $4.7 million for the nine months ended September 30, 2012, as compared to the same period last year. The increase in non-interest income was largely due to increases in gain on sale of securities, insurance commissions and fees and other income, which increased $495 thousand, $168 thousand and $114 thousand, respectively.

Non-Interest Expense – Our non-interest expenses increased $1.7 million, or 14.6%, to $13.3 million for the nine months ended September 30, 2012, as compared to the same period last year. The increase during the first nine months of 2012 compared to the same period in 2011 was largely due to increases in expenses and write-downs related to foreclosed real estate and salaries and benefits of $722 thousand and $532 thousand, respectively. The increase in expenses and write-downs related to foreclosed real estate was principally due to the prospective sales of foreclosed real estate properties. The increase in salaries and employee benefits was mostly attributed to costs related to the hiring of additional commercial lenders and support staff, higher medical benefit costs and severance costs of $110 thousand for a former executive during the first quarter of 2012.

Income Taxes – Our income tax expense, which includes both federal and state taxes, was a tax benefit of $94 thousand for the nine months ended September 30, 2012, representing a 12.7% effective tax benefit rate, compared to a tax expense of $535 thousand for the same period in 2011, representing a 21.5% effective tax rate. The effective tax rate benefited from tax exempt income from securities and bank-owned life insurance policies.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 TO DECEMBER 31, 2011

At September 30, 2012, our total assets were $504.3 million, a decrease of $2.7 million, or 0.5%, as compared to total assets of $507.0 million at December 31, 2011.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $27.1 million to $10.4 million at September 30, 2012, or 2.1% of total assets, from $37.5 million, or 7.4% of total assets, at December 31, 2011. The decrease was largely due to the investment of excess liquidity into securities.

Securities Portfolio – At September 30, 2012, total investment securities, which include available for sale and held to maturity securities, were $124.6 million compared to $100.6 million at December 31, 2011. Available for sale securities were $119.0 million at September 30, 2012, compared to $96.4 million at December 31, 2011. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.6 million at September 30, 2012, compared to $4.2 million at December 31, 2011.

Other investments totaled $1.9 million at September 30, 2012, and December 31, 2011 and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at September 30, 2012, and at December 31, 2011.

Net unrealized gains were $2.1 million and $1.3 million at September 30, 2012 and December 31, 2011, respectively. The improvement in the fair value of the investment securities is driven by state and political subdivisions. Gross unrealized gains improved by $598 thousand to $2.5 million at September 30, 2012, as compared to $1.9 million at December 31, 2011. The improvement in gross unrealized losses of $136 thousand to $393 thousand at September 30, 2012, as compared to December 31, 2011, was largely attributed to higher fair values of state and political subdivisions.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”). Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 – Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates. All of our debt and equity securities have been evaluated for other-than-temporary impairment as of September 30, 2012, and we do not consider any security OTTI. We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses. Based on that evaluation, we do not intend to sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Our equity portfolio, which amounted to a fair value of $482 thousand, is comprised primarily of investments in other banks and an equity fund. During the fourth quarter of 2011, we recognized a $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash impairment charge related to an equity portfolio fund and common stock. We recognized a $144 thousand charge on the equity portfolio fund comprised of common stocks of bank holding companies that had an amortized cost of $250 thousand and a termination date of December 2012. The additional $87 thousand impairment charge was recognized on a common stock that had an amortized cost of $230 thousand. The impairment was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost. We continue to closely monitor the performance of our equity securities that we own, as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for OTTI, which could result in a future non-cash charge to earnings. We held no high-risk securities or derivatives at September 30, 2012, or December 31, 2011.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, at September 30, 2012, increased $690 thousand to $340.4 million from $339.7 million at year-end 2011. The increase was largely in commercial real estate loans, which grew by $6.3 million, or 1.9%, to $222.5 million at September 30, 2012 as compared to December 31, 2011. Approximately 94% of our loan portfolio is secured by real estate and less than 5% of the loan portfolio is commercial and industrial based loans. We do not originate sub-prime or unconventional one to four family real estate loans.

The following table summarizes the composition of our loan portfolio by type:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Commercial and industrial loans	$13,244	$13,711
Construction	6,679	8,520
Commercial real estate	222,525	216,191
Residential real estate	96,916	100,175
Consumer and other	1,347	1,336
Total gross loans	$340,711	$339,933

Loan and Asset Quality – Our overall asset quality continues to show signs of improvement as our classified/criticized/foreclosed assets declined $7.1 million, or 14.4% for September 30, 2012 as compared to December 31, 2011. Our classified/criticized/foreclosed assets totaled $42.5 million at September 30, 2012, as compared to $49.6 million at December 31, 2011 and have declined 33.3% from a historical high of $62.8 million at March 31, 2010. Loans internally rated “Substandard,” “Doubtful” or “Loss” are considered classified assets, while loans rated as “Special Mention” are considered criticized. Such risk ratings are consistent with the classification system used by regulatory agencies and are consistent with industry practices.

Non-performing assets, which include non-accrual loans, 90 days past due and still accruing, performing troubled debt restructured loans and foreclosed assets, decreased $4.2 million, or 12.3%, to $29.8 million at September 30, 2012, as compared to $34.0 million at December 31, 2011. The decrease was largely due to the pay-off of our second largest non-performing asset ($2.9 million), net charge-offs of $3.5 million and a $2.8 million reduction in trouble debt restructured loans. The decrease was partly offset by one borrowing relationship that totaled $3.8 million that was previously classified that became non-accrual during the first quarter of 2012. The ratio of non-performing assets to total assets for September 30, 2012 and December 31, 2011 were 5.9% and 6.7%, respectively. The allowance for loan losses was $6.7 million, or 2.0% of total loans, at September 30, 2012, compared to $7.2 million, or 2.1% of total loans, at December 31, 2011. Non-accrual loans at September 30, 2012, primarily consist of loans which are collateralized by real estate. At September 30, 2012, we held 16 foreclosed real estate properties totaling $5.2 million. Foreclosed real estate properties were recorded at the lower of its carrying value or fair value less costs to sell and are currently being marketed for sale.

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

(Dollars in thousands)	September 30, 3012	December 31, 2011

Non-accrual loans	$23,993	$24,283
Non-accrual loans to total loans	7.05%	7.15%
Non-performing assets	$29,754	$34,006
Non-performing assets to total assets	5.90%	6.71%
Allowance for loan losses as a % of non-performing loans	27.33%	26.03%
Allowance for loan losses to total loans	1.97%	2.12%

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at September 30, 2012 were $25.1 million and at December 31, 2011 were $27.7 million. Impaired loans measured at fair value on a non-recurring basis increased to $23.2 million on September 30, 2012 from $11.6 million at December 31, 2011. The principal balances on loans measured at fair value were $16.5 million and $13.6 million, net of valuation allowance of $2.3 million at September 30, 2012 and $2.0 million at December 31, 2011. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans. Impaired and restructured loans still accruing totaled $603 thousand at September 30, 2012, and $3.4 million at December 31, 2011.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2012, we had eight loan relationships totaling $2.4 million that it deemed potential problem loans. Management is actively monitoring these loans.

Further detail of the credit quality of the loan portfolio is in Note 3 – Loans and Note 4 – Allowance for Loan Losses and Credit Quality of Financing Receivables to the unaudited consolidated financial statements.

Allowance for Loan Losses – The allowance for loan losses consists of general, allocated and unallocated components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience and expected losses derived from our internal risk rating process. The unallocated component covers the potential for other adjustments that may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At September 30, 2012, the total allowance for loan losses decreased $489 thousand, or 6.8%, to $6.7 million, as compared to $7.2 million at December 31, 2011. The components of this decrease were a provision for loan losses of $2.9 million and net charge-offs totaling $3.5 million in the first nine months of 2012. The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans. The allowance for loan losses as a percentage of total loans was 2.0% at September 30, 2012, and 2.1% at December 31, 2011.

The table below presents information regarding our provision and allowance for loan losses at September 30, 2012 and 2011:

(Dollars in thousands)	September 30, 2012	September 30, 2011

Balance, beginning of period	$7,210	$6,397
Provision	2,922	2,688
Charge-offs	(3,510)	(2,230)
Recoveries	99	546
Balance, end of period	$6,721	$7,401

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any category of loans.

	September 30, 2012		December 31, 2011
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$613	3.9%	$304	4.0%
Construction	179	2.0%	294	3.1%
Commercial real estate	4,438	65.3%	4,833	63.2%
Residential real estate	1,182	28.4%	987	29.3%
Consumer and other loans	8	0.4%	9	0.4%
Unallocated	301	-	783	-
Total	$6,721	100.0%	$7,210	100.0%

Bank-Owned Life Insurance (BOLI) – Our BOLI carrying value amounted to $11.4 million at September 30, 2012, and $11.1 million at December 31, 2011.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At September 30, 2012 and December 31, 2011, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001. In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired. The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Total deposits decreased $8.0 million, or 1.9%, to $417.3 million at September 30, 2012 from $425.4 million at December 31, 2011. The decrease was largely in interest bearing deposits, which decreased $10.1 million to $370.5 million at September 30, 2012, from $380.6 million at December 31, 2011. The decrease in interest bearing deposits was partially offset by an increase in non-interest bearing deposits, which increased $2.1 million to $46.8 million at September 30, 2012, from $44.8 million at December 31, 2011.

Borrowings – Borrowings consist of long term advances from the FHLB. The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans. We had $26.0 million in borrowings, at a weighted average interest rate of 4.08% at September 30, 2012 and at December 31, 2011. The borrowings at September 30, 2012 consisted of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary. The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at September 30, 2012, was 1.83%. The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly-owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $41.2 million at September 30, 2012, and $39.9 million at year-end 2011. In order to preserve capital, our Board of Directors elected not to declare any cash dividends in the first nine months of 2012 or 2011. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs. On April 27, 2011, at our Annual Meeting of Shareholders, shareholders approved an increase in the number of authorized shares of common stock from 5 million to 10 million shares.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments. At September 30, 2012, total deposits amounted to $417.3 million, a decrease of $8.0 million, or 1.9%, from December 31, 2011. At September 30, 2012 and December 31, 2011, advances from FHLB and subordinated debentures totaled $38.9 million and represented 7.7% of total assets.

Loan production continued to be our principal investing activity. Total loans receivable at September 30, 2012, amounted to $340.4 million, an increase of $690 thousand, or 0.2%, compared to December 31, 2011.

Our most liquid assets are cash and due from banks and federal funds sold. At September 30, 2012, the total of such assets amounted to $10.4 million, or 2.1%, of total assets, compared to $37.5 million, or 7.4%, of total assets at year-end 2011. Another significant liquidity source is our available for sale securities portfolio. At September 30, 2012, available for sale securities amounted to $119.0 million compared to $96.4 million at year-end 2011.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window. The Bank also has the capacity to borrow an additional $27.9 million through its membership in the FHLB and $4.0 million at Atlantic Central Bankers Bank at September 30, 2012. Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum. At September 30, 2012, the Bank's Tier I and Tier II capital ratios were 13.22% and 14.48%, respectively. In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. As of September 30, 2012, the Bank had a leverage ratio of 9.36%. The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year. As of September 30, 2012, Sussex Bancorp’s total assets exceeded $500 million.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at September 30, 2012, totaled $62.8 million and consisted of $28.3 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, $18.8 million in other unused commitments and $1.8 million in letters of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

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
STEVEN M. FUSCO
Senior Vice President and
Chief Financial Officer
(Principle Financial and Accounting Officer)
Date: November 14, 2012

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011.)
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

