Form 10-K
period 2012-12-31
SUSSEX BANCORP
filed 2013-03-14
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐Accelerated filer ☐           Non-accelerated filer ☐                Smaller reporting company ☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $5.20 on June 29, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,449,062.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 11, 2013 was 3,423,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

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

1

PART I

ITEM 1.              BUSINESS

General

Sussex Bancorp is a bank holding company incorporated under the laws of the State of New Jersey in January 1996 and the parent company of Sussex Bank (the “Bank”).  Pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the New Jersey Banking Act of 1948, as amended (the “Banking Act”), and pursuant to approval of the Board of Directors of the Bank and shareholders of the Bank, Sussex Bancorp acquired the Bank and became its holding company on November 20, 1996.  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2012, the Company had consolidated total assets of $514.7 million, loans of $347.7 million, deposits of $432.4 million and stockholders’ equity of $40.4 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by New Jersey Department of Banking and Insurance (the “Department”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC and Tri-State Insurance Agency, Inc. (“Tri-State”).  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.

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

Market Area

Our service area primarily consists of Sussex and Bergen Counties in New Jersey and Orange County, New York; although we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our main office at 399 Route 23, Franklin, New Jersey and our nine branch offices located in Andover, Augusta, Montague, Newton, Sparta, Vernon, and Wantage, New Jersey, and in Port Jervis and Warwick, New York.  In the fourth quarter of 2011 we opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey.  Our market area is among the most affluent in the nation.

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

Personnel

At December 31, 2012, we employed 89 full-time employees and 25 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Regulation and Supervision

The Company and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their insured depository institutions subsidiaries is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.  Insurance agencies licensed in New Jersey are regulated under state law by the New Jersey Department of Banking and Insurance.

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company and the Bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Recent Regulatory Changes

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations.  Certain provisions of the Dodd-Frank Act applicable to the Company and the Bank are discussed herein.

International reforms, such as the Basel III capital requirements, have also been proposed to be implemented in the United States.  In June 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) issued three proposals that would amend the existing capital adequacy requirements of insured depository institutions and their holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the Basel II standardized approach for almost all banking organizations in the United States. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital and places greater emphasis on common equity. The Basel II standardized proposal would modify the risk weights for various asset classes for purposes of calculating capital ratios. The U.S. rules are still pending with regulators, and the Company is still in the process of assessing the impacts of these complex proposals.

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented.  It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on the Company, including any regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the regulatory reform including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Bank Holding Company Regulation

General.  As a bank holding company registered under the BHC Act, we are subject to the regulation and supervision of the Federal Reserve Board.  We are required to file with the Federal Reserve Board annual reports and other information regarding our business operations and those of our subsidiaries.

The BHC Act requires, among other things, the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank,

(ii) acquire direct or indirect ownership or control of more than 5% of any class of voting stock of any bank (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The Federal Reserve Board will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. When reviewing acquisitions or mergers, the Federal Reserve Board also considers, among other factors, capital adequacy and the financial and managerial resources and future prospects of the companies and the banks concerned, the convenience and needs of the community to be served and the effectiveness of the companies and the banks in combatting money laundering.

The BHC Act also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non‑banking business is determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the Federal Reserve Board is required to weigh the expected benefits to the public, such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards, and which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking activities than is otherwise permissible for bank holding companies under the BHC Act.  These activities include certain insurance, securities and merchant banking activities.  In addition, financial holding companies may often give after-the-fact notice for a variety of nonbank activities and acquisitions rather than needing advance regulatory approval.  As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

Source of Strength Doctrine.  Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary insured depository institutions.  The Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength.  As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary insured depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies.  The Federal Reserve Board has adopted risk-based and leverage capital guidelines for bank holding companies similar to the capital requirements developed for banks discussed below.  The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid, low-risk assets.  The capital guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  We did not have a minimum consolidated risk-based or leverage capital requirement at the holding company level in 2012.  Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  As of June 30, 2012, Sussex Bancorp’s total assets exceeded $500 million.  Therefore, the Company will begin reporting its consolidated capital in March of 2013.  The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.  However, the Dodd-Frank Act allows for trust preferred securities issued before May 19, 2010, by depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 to continue to count as Tier 1 capital.  Our trust preferred securities were issued prior to May 19, 2010.

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

Insurance of Deposits

The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to the deposit insurance premium assessments to maintain the DIF. Under the Dodd-Frank Act, the standard deposit insurance amount has been permanently increased to $250,000.  The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF.

In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base, and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The rule was effective April 1, 2011. On September 28, 2011, the FDIC issued notification to insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call Report had been extended from October 1, 2011 to April 1, 2012.  The Company is still in the process of assessing the impact of the final rule on the overall FDIC assessment rate.

The Bank’s FDIC deposit insurance assessment expenses totaled $681 thousand, $700 thousand and $911 thousand, for the years ended December 31, 2012, 2011, and 2010, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company’s management is not aware of any practice, condition or violation that might lead to the termination of deposit insurance.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Dividend Rights

The principal source of the Company’s liquidity is dividends from the Bank.  As a New Jersey-chartered bank, the Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

Federal Reserve System

Federal Reserve Board regulations require insured depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York. The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $12.4 million, which are exempt. Transaction accounts greater than $12.4 million up to $79.5 million have a reserve requirement of 3%, and those greater than $79.5 million have a reserve requirement of $2.013 million plus 10% of the amount over $79.5 million. The Federal Reserve Board generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

Transactions with Affiliates

Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of an insured depository institution, and any companies which are controlled by such parent holding company, are affiliates of the institution. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates, by limiting the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the depository institution in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Loans to Insiders

Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the insured depository institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. For example, generally, a bank is considered “well-capitalized” if it has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of December 31, 2012, Bank’s capital exceeded well-capitalized levels.

Anti-Money-Laundering

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. The Company and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, the sanctions contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Compliance

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and established the CFPB.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule will become effective January 10, 2014.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for insured depository institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as such practices are consistent with the CRA.  The CRA requires that regulators, in connection with their examination of banks, assess each institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications by those banks. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.

The Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Financial Privacy Laws

Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Incentive Compensation

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve Board, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.

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

Our non-performing assets have substantially increased over the past five years, and this has, and will continue, to affect our results of operations.

Our total non-performing assets have increased to $23.8 million, or 4.6% of our total assets at December 31, 2012, from $13.5 million, or 3.4% of our total assets at December 31, 2007, but have decreased 30.1% from December 31, 2011. The increase in non-performing assets reflects difficulties experienced by borrowers due to declining real estate values and the general slowdown in the economy in our trade area. The increase in non-performing assets has negatively impacted our results of operations, through additional provisions for loan losses, reduced interest income, loan collection costs, expenses related to foreclosed real estate, further write-downs on foreclosed real estate and will continue to impact our performance until these assets are resolved. In addition, future increases in our non-performing assets will further negatively affect our results of operations. We can give you no assurance that our non-performing assets will not increase further.

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

Compliance with the Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business.

            On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal CFPB, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

            The CFPB began operations on July 21, 2011. It has broad authority to write regulations regarding consumer financial products and services. These regulations will apply to numerous types of entities, including insured depository institutions such as the Bank, and mortgage servicing providers. It is impossible to predict at this time the content or number of such regulations.

            The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.  However, the Dodd-Frank Act allows for trust preferred securities issued before May 19, 2010, by depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 to continue to count as Tier 1 capital if the securities qualified as Tier 1 capital on that date for the remaining life of the security.  Our trust preferred securities were issued prior to May 19, 2010.  Moreover, agreements among bank regulators across the world (including the United States) known as the Basel III capital accord also call for the removal of trust preferred securities from Tier 1 capital for holding companies of all sizes, encourage more reliance on common equity as the main component of capital, and call for increased levels of capital. Rules implementing Basel III have not be yet been proposed in the United States.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2012, our allowance for loan losses was $5.0 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.              PROPERTIES

We conduct our business through our principal executive office located at 200 Munsonhurst Road, Route 517, Franklin, New Jersey, our ten banking offices, one loan production office, and our insurance agency office.  The following table sets forth certain information regarding our properties as of December 31, 2012.  All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Leased	March, 2017
96 Route 206 Augusta, New Jersey	Leased	July, 2015
378 Route 23 Wantage, New Jersey	Owned	N/A
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
200 Munsonhurst Road Franklin, New Jersey	Leased	December, 2013
20-22 Fowler Street Port Jervis, New York	Leased	June, 2016
65-67 Main Street Warwick, New York	Leased	December, 2013
201 West Passaic Street Rochelle Park, New Jersey	Leased	September, 2015
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

ITEM 4.              MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2012, we had approximately 641 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

			Cash Dividends
2012	High	Low	Declared

Fourth Quarter ended December 31	$6.00	$5.10	-
Third Quarter ended September 30	$5.30	$4.40	-
Second Quarter ended June 30	$5.50	$4.64	-
First Quarter ended March 31	$5.50	$4.30	-

			Cash Dividends
2011	High	Low	Declared

Fourth Quarter ended December 31	$5.50	$4.14	-
Third Quarter ended September 30	$6.97	$4.10	-
Second Quarter ended June 30	$7.00	$5.85	-
First Quarter ended March 31	$7.64	$5.51	-

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

There were no sales by us of unregistered securities during the year ended December 31, 2012.  There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2012.

ITEM 6.              SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31
	2012	2011	2010	2009	2008
SUMMARY OF INCOME:
Interest income	$19,967	$21,340	$22,028	$23,055	$22,653
Interest expense	3,800	4,427	5,613	8,053	10,843
Net interest income	16,167	16,913	16,415	15,002	11,810
Provision for loan losses	4,330	3,306	3,280	3,404	1,350
Net interest income after provision for loan losses	11,837	13,607	13,135	11,598	10,460
Other income	7,040	5,283	4,611	5,544	1,991
Other expenses	18,471	15,783	15,028	14,679	14,589
Income (loss) before income tax expense (benefit)	406	3,107	2,718	2,463	(2,138)
Income tax (benefit) expense	(329)	637	542	452	(1,096)
Net income (loss)	$735	$2,470	$2,176	$2,011	$(1,042)

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	3,261,809	3,256,183	3,249,706	3,247,723	3,291,710
Diluted	3,287,017	3,327,379	3,299,369	3,258,549	3,291,710

PER SHARE DATA:
Basic earnings (loss) per share	$ 0.23	$ 0.76	$ 0.67	$ 0.62	($0.32)
Diluted earnings (loss) per share	0.22	0.74	0.66	0.62	(0.32)
Cash dividends (2)	-	-	-	0.03	0.20
Stock dividends	-	-	-	-	6.5%

BALANCE SHEET:
Loans, net	$342,760	$332,495	$331,837	$327,463	$315,067
Total assets	514,734	506,953	474,024	454,841	440,595
Total deposits	432,436	425,376	385,967	372,075	360,081
Total stockholders’ equity	40,372	39,902	36,666	34,527	31,910
Average assets	510,565	483,627	477,739	463,616	419,725
Average stockholders’ equity	40,720	38,369	35,999	33,390	33,699

PERFORMANCE RATIOS:
Return on average assets	0.14%	0.51%	0.46%	0.43%	(0.25%)
Return on average stockholders’ equity	1.81%	6.44%	6.04%	6.02%	(3.09%)
Average equity/average assets	7.98%	7.93%	7.54%	7.20%	8.03%
Net interest margin	3.52%	3.87%	3.81%	3.60%	3.12%
Efficiency ratio (3)	79.59%	71.11%	71.47%	71.44%	105.71%
Other income to net interest income plus other income	30.34%	23.80%	21.93%	26.98%	14.43%
Dividend payout ratio	-	-	-	5%	(63%)

CAPITAL RATIOS:
Tier I capital to average assets	9.27%	9.29%	9.04%	9.07%	8.59%
Tier I capital to total risk-weighted assets	12.88%	13.05%	12.37%	11.91%	11.04%
Total capital to total risk-weighted assets	14.13%	14.31%	13.63%	13.17%	12.29%

ASSET QUALITY RATIOS:
Non-accrual loans to total gross loans	5.14%	7.15%	6.71%	6.07%	3.04%
Non-performing assets to total assets (4)	4.61%	6.71%	5.58%	6.01%	3.41%
Net loan charge-offs to average total loans	3.70%	0.73%	0.72%	1.14%	0.22%
Allowance for loan losses to total gross loans at period end	1.43%	2.12%	1.89%	1.65%	1.81%
Allowance for loan losses to non-performing loans (4)	26.93%	26.03%	26.60%	23.39%	52.62%

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
(4) Non-performing loans includes non-accrual loans, loans past due 90 and still accruing and troubled debt restructured loans still accruing.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bank holding company of a community bank primarily operating in Sussex and Bergen Counties in New Jersey and Orange County in New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 70%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  When expressed as a percentage of average interest-earning assets, it is referred to as net interest margin (“margin”).  Our margin is directly impacted by the market interest rate environment. Our margin was adversely impacted during the year ended December 31, 2012, as interest rates remained at historically low levels.  The impact resulted in interest earning asset yields declining faster interest bearing deposits rates, which reduced our margin by 35 basis points to 3.52% for the year ended 2012 compared to 3.87% for the year ended 2011.

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

For 2012, the United States economy remained relatively weak as unemployment levels were still elevated and real estate markets continued to be adversely impacted.  Real estate is typically the main form of collateral for community bank lending.  We have also been affected by the weakened economy and the deterioration in the real estate market, which is reflected in the credit quality of our loan portfolio. We have also experienced a significant increase in credit related costs over the last several years.  During 2010 and 2011, we made considerable changes in executive and senior management and continue to make strides in controlling and mitigating our credit quality issues.

We made significant progress in 2012 towards reducing our problem assets, which was one of our primary goals.  For 2012, we had a 30.1% improvement in non-performing assets (“NPAs”) and our total problem assets declined by 29.5% as compared to 2011.  In addition, our overall problem assets are down 44.4% from their historical high at March 31, 2010, and the ratio of NPAs to total assets improved to 4.6% at December 31, 2012 from 6.7% at December 31, 2011.

For 2012, our net income declined to $735 thousand, or $0.22 per diluted share as compared to $2.5 million, or $0.74 per diluted share, for the year ended December 31, 2011.  Our operating results for 2012 were negatively impacted by high levels of credit quality costs (expenses and write-downs related to foreclosed real estate and provision for loan losses), which increased $2.7 million over 2011, as we continued to resolve legacy problem assets.

Total loans receivable, net of unearned income, increased $8.0 million, or 2.4%, to $347.7 million at December 31, 2012, from $339.7 million at year-end 2011.  This increase was primarily attributed to increases in the commercial loan portfolios.  One of our primary objectives has been to increase deposits, particularly core deposits. Our total deposits increased $7.0 million, or 1.7%, to $432.4 million at December 31, 2012, from $425.4 million at December 31, 2011.  The increase in deposits was due to an increase in non-interest bearing deposits of $3.6 million, or 8.1%, and an increase in interest bearing core deposits of $10.7 million, or 4.0%, which was partially offset by a decrease in time deposits of $7.2 million, or 6.5%, for December 31, 2012 as compared to December 31, 2011.

At December 31, 2012, our total stockholders’ equity was $40.4 million, an increase of $470 thousand when compared to December 31, 2011.  At December 31, 2012, the leverage, Tier I risk-based capital and total risk-based capital ratios for the Bank were 9.27%, 12.88% and 14.13%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Critical Accounting Policies

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Goodwill and Other Intangible Assets.    We have recorded goodwill of $2.8 million at December 31, 2012, primarily related to the acquisition of Tri-State in October of 2001.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2012 and 2011.

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

Investment Securities Impairment Evaluation.    Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if we do not intend to sell the security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will recognize the credit component of an other-than-temporary impairment of the security in earnings and the remaining portion in other comprehensive income.  For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No held to maturity securities at December 31, 2012 or December 31, 2011 were deemed to be impaired.  We did recognize other-than-temporary impairment charges in 2011 of $231 thousand on certain available for sale equity securities.

During the fourth quarter of 2011, we recognized a  $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash other-than-temporary impairment charge related to an equity portfolio fund that had an amortized cost of $250 thousand with a termination date of December 31, 2012, and an equity security that had an amortized cost of $230 thousand.  An impairment charge of $144 thousand on an equity portfolio fund was recognized because the market value of this security was below our amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to our amortized cost before its termination in December 2012.  The fund comprises private and public stocks of bank holding companies.  An impairment charge of $87 thousand on an equity security of a bank holding company was recognized because the market value of this security was below our amortized cost for an extended period of time and it was not believed the market value of this security would recover to our amortized cost in the foreseeable future.

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2012 AND 2011

General.    At December 31, 2012, we had total assets of $514.7 million compared to total assets of $507.0 million at December 31, 2011, an increase of $7.8 million, or 1.5%. Gross loans increased $8.0 million, or 2.4%, to $347.7 million at December 31, 2012 from $339.7 million at December 31, 2011.  Total deposits increased 1.7% to $432.4 million at December 31, 2012 from $425.4 million at December 31, 2011.

Cash and Cash Equivalents.    Our cash and cash equivalents decreased $25.8 million, or 68.9%, at December 31, 2012 to $11.7 million from $37.5 million at December 31, 2011.  This decrease was predominantly due to growth within our securities portfolio.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporarily impaired or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt and equity securities have been evaluated as of December 31, 2012, and we do not consider any security other than temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2012, 2011 and 2010.  Securities available for sale are stated at their fair value.

	December 31,
(Dollars in thousands)	2012	2011	2010
U.S. government agencies	$-	$-	$21,189
State and political subdivisions	27,741	20,570	28,735
Mortgage-backed securities
U.S. government-sponsored enterprises	90,709	71,998	33,286
Private mortgage-backed securities	-	2,477	4,807
Equity securities-financial services industries and other	431	1,279	1,363
Total available for sale	$118,881	$96,324	$89,380

            Our securities, available for sale, increased by $22.6 million, or 23.4%, to $118.9 million at December 31, 2012 from $96.3 million at December 31, 2011.  We purchased $96.0 million in new securities during 2012, $37.5 million in securities were sold and $34.2 million in securities matured, were called or were repaid.  There was a $606 thousand net decrease in unrealized gains in the available for sale portfolio and a $1.8 million net realized gain on the sale of available for sale securities.

            We had $5.2 million of our security portfolio classified as held to maturity at December 31, 2012, an increase of $1.0 million from December 31, 2011.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2012, 2011 and 2010.

(Dollars in thousands)	2012	2011	2010
State and political subdivisions	$5,221	$4,220	$1,000
Total held to maturity securities	$5,221	$4,220	$1,000

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2012.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2012, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
State and political subdivisions	$-	- %	$-	- %	$1,837	3.59%	$25,504	3.09%
Mortgage-backed securities
U.S. government-sponsored enterprises	-	- %	-	- %	2,708	1.40%	87,779	0.90%
Equity securities-financial services industries and other	-	- %	-	- %	-	- %	460	- %
Total available for sale	$-	- %	$-	- %	$4,545	2.28%	$113,743	1.39%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2012, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$1,223	1.55%	$-	- %	$1,307	2.60%	$2,691	3.67%
Total held to maturity	$1,223	1.55%	$-	- %	$1,307	2.60%	$2,691	3.67%

We hold $2.0 million in Federal Home Loan Bank of New York (FHLBNY) stock at December 31, 2012 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2012, increased $8.0 million, or 2.4%, to $347.7 million from $339.7 million at December 31, 2011.  During the year ended December 31, 2012, new originations have exceeded payoffs both through scheduled maturities and prepayments. Loan growth for 2012 occurred in commercial real estate loans (an increase of $9.2 million, or 4.2%) and commercial and industrial loans (an increase of $2.4 million, or 17.9%).  These increases were partially offset by declines in construction loans (a decrease of $1.5 million, or 17.8%) and residential real estate loans (a decrease of $1.9 million, or 1.9%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2008 through 2012:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial and industrial	$16,158	$13,711	$15,045	$17,016	$22,346
Construction	7,004	8,520	20,862	27,555	38,413
Commercial real estate	225,345	216,191	204,407	193,091	174,218
Residential real estate	98,301	100,175	96,659	93,558	84,412
Consumer and other loans	1,255	1,336	1,395	1,919	1,621
Total gross loans	$348,063	$339,933	$338,368	$333,139	$321,010

The increase in loans was funded during 2012 by an increase in our deposits.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2012, are presented in the following table.

	December 31, 2012
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Commercial and industrial	$4,685	$5,975	$5,498
Construction	4,157	789	2,058
Commercial real estate	14,499	11,101	199,745
Residential real estate	2,558	8,265	87,478
Consumer and other	413	329	513
Total loans	$26,312	$26,459	$295,292
Interest rates:
Fixed or predetermined	$24,241	$20,360	$84,991
Floating or adjustable	2,071	6,099	210,301
Total loans	$26,312	$26,459	$295,292

Loan and Asset Quality.    Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, troubled debt restructured loans still accruing, foreclosed real estate and impaired securities.  Total non-performing assets decreased by $10.3 million, or 30.1%, to $23.8 million at year-end 2012 from $34.0 million at year-end 2011. The ratio of non-performing assets to total assets for December 31, 2012 and December 31, 2011 were 4.6% and 6.7%, respectively.

Our non-accrual loan balance decreased $6.4 million, or 26.4%, to $17.9 million at December 31, 2012, from $24.3 million at December 31, 2011.  Troubled debt restructured loans still accruing decreased $2.8 million to $608 thousand at December 31, 2012 from $3.4 million at December 31, 2011.  Foreclosed assets decreased $443 thousand to $5.1 million at December 31, 2012, from $5.5 million at December 31, 2011.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2008 through 2012.

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial and industrial	$27	$32	$78	$240	$336
Construction	2,462	2,458	6,430	4,307	5,042
Commercial real estate	12,062	19,311	14,930	15,211	3,460
Residential real estate	3,315	2,482	1,244	457	896
Consumer and other	1	-	-	1	11
Total nonaccrual loans	17,867	24,283	22,682	20,216	9,745
Loans past due 90 days and still accruing	208	803	49	1,392	-
Troubled debt restructured loans still accruing	608	3,411	1,318	1,885	1,302
Total non-performing loans	18,683	28,497	24,049	23,493	11,047
Impaired securities	-	-	-	-	93
Foreclosed real estate	5,066	5,509	2,397	3,843	3,864
Total non-performing assets	$23,749	$34,006	$26,446	$27,336	$15,004
Non-accrual loans to total loans	5.14%	7.15%	6.71%	6.07%	3.04%
Non-performing assets to total assets	4.61%	6.71%	5.58%	6.01%	3.41%
Interest income received on nonaccrual loans	$301	$408	$463	$488	$61
Interest income that would have been recorded under the original terms of the loans	$996	$1,509	$1,323	$1,153	$858

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2012,  we had  seven loans totaling $3.5 million that it deemed potential problem loans. Management is actively monitoring these loans.

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

Allowance for Loan Losses.    The allowance for loan losses consists of general and specifc components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data are made.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2012, the allowance for loan losses was $5.0 million, a decrease of $2.2 million, or 31.0%, from $7.2 million at December 31, 2011.  The provision for loan losses was $4.3 million and there were $6.7 million in charge-offs and $107 thousand in recoveries during 2012.  The allowance for loan losses as a percentage of total loans was 1.43% at December 31, 2012 compared to 2.12% on December 31, 2011.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$7,210	$6,397	$5,496	$5,813	$5,140
Provision charged to operating expenses	4,330	3,306	3,280	3,404	1,350
Recoveries of loans previously charged-off:
Commercial and industrial	2	6	126	4	6
Construction	-	516	-	-	-
Commercial real estate	78	8	2	60	3
Residential real estate	-	-	-	71	-
Consumer and other	27	19	19	17	30
Total recoveries	107	549	147	152	39
Loans charged-off:
Commercial and industrial	169	24	241	1,345	34
Construction	1,538	909	768	1,632	-
Commercial real estate	3,904	2,057	1,462	588	504
Residential real estate	998	12	-	242	68
Consumer and other	62	40	55	66	110
Total charge-offs	6,671	3,042	2,526	3,873	716
Net charge-offs	6,564	2,493	2,379	3,721	677
Balance at end of year	$4,976	$7,210	$6,397	$5,496	$5,813
Net charge-offs to average loans outstanding	3.70%	0.73%	0.72%	1.14%	0.22%
Allowance for loan losses to year-end loans	1.43%	2.12%	1.89%	1.65%	1.81%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2012		2011		2010
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$271	4.6%	$304	4.0%	$436	4.4%
Construction	223	2.0%	294	3.1%	1,183	6.2%
Commercial real estate	3,395	64.7%	4,833	63.2%	3,760	60.4%
Residential real estate	869	28.3%	987	29.3%	798	28.6%
Consumer and other loans	38	0.4%	9	0.4%	56	0.4%
Unallocated	180	-	783	-	164	-
Total	$4,976	100.0%	$7,210	100.0%	$6,397	100.0%

	Allowance for Loans Losses at December 31,
	2009		2008
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$379	5.1%	$520	7.0%
Construction	1,387	8.3%	2,245	12.0%
Commercial real estate	3,283	58.0%	2,223	54.2%
Residential real estate	323	28.0%	705	26.3%
Consumer and other loans	94	0.6%	55	0.5%
Unallocated	30	-	65	-
Total	$5,496	100.0%	$5,813	100.0%

Premises and Equipment.    Premises and equipment decreased by $302 thousand, or 4.5%, from $6.8 million at December 31, 2011 to $6.5 million at December 31, 2012.

Bank-owned Life Insurance (BOLI).    Our BOLI carrying value increased to $11.5 million at December 31, 2012 from $11.1 million at December 31, 2011.  The increase was principally the result of $394 thousand in net earnings on bank owned life insurance policies in 2012.

Deposits.    Total deposits increased $7.1 million, or 1.7%, to $432.4 million at December 31, 2012, from $425.4 million at December 31, 2011.  The increase in deposits was due to an increase in non-interest bearing deposits of $3.6 million, or 8.1%, and an increase in interest bearing core deposits of $10.7 million, or 4.0%, which was partially offset by a decrease in time deposits of $7.2 million, or 6.5%, for December 31, 2012, as compared to December 31, 2011.  The Company’s funding mix continues to improve as low cost deposits grow.

Total average deposits increased $24.8 million from $403.4 million for the year ended December 31, 2011, to $428.1 million for the year ended December 31, 2012, a 6.1% increase.  Average NOW accounts increased to $96.4 million for 2012, an increase of $15.1 million, or 18.5%, from $81.4 million for 2011.  The average time deposit account increased $7.7 million, or 7.8%, from $98.7 million for 2011 to $106.4 million for 2012.  The average money market account balances increased $605 thousand, or 3.9% from $15.5 million for 2011 to $16.1 million for 2012.  Declines in savings accounts, on average, of $6.2 million or 3.7% partly offset the aforementioned increases in deposits.

The average balances and weighted average rates paid on deposits for 2012, 2011 and 2010 are presented below.

	Year Ended December 31,
	2012 Average		2011 Average		2010 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$47,180		$39,596		$38,255
NOW	96,432	0.17%	81,374	0.47%	67,729	0.76%
Money market	16,110	0.34%	15,505	0.54%	13,189	0.71%
Savings	162,052	0.37%	168,233	0.67%	174,208	0.98%
Time	106,372	1.57%	98,673	1.57%	101,354	1.66%
Total deposits	$428,146	0.58%	$403,381	0.78%	$394,735	1.01%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2012 is presented in the following table.

(Dollars in thousands)
3 months or less	$5,262
3 to 6 months	9,962
6 to 12 months	3,998
Over 12 months	17,886
Total	$37,108

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying investment securities and certain mortgage loans.  At December 31, 2012, we had $26.0 million in long term advances outstanding at a weighted average interest rate of 4.03%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Average daily amount of short-term borrowings outstanding during the period	$53	$642	$137
Weighted average interest rate on average daily short-term borrowings	0.42%	0.44%	0.38%
Maximum short-term borrowings outstanding at any month-end	$1,500	$5,500	$10,000
Short-term borrowings outstanding at period end	$-	$-	$10,000
Weighted average interest rate on short-term borrowings at period end	- %	- %	0.38%

Junior Subordinated Debentures.    On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2012 was 1.75%.  The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012 in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

Equity.  Stockholders’ equity inclusive of accumulated other comprehensive income, net of income taxes, was $40.4 million at December 31, 2012, an increase of $470 thousand, from the $39.9 million at year-end 2011. The increase in stockholders’ equity was due to $735 thousand in net income recorded in 2012, which was partially offset by a $363 thousand decrease in unrealized gains on securities available for sale, net of tax.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2012 AND 2011

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

Our net income decreased 70.2% to $735 thousand, or $0.22 per diluted share, for the year ended December 31, 2012 over the same period in 2011.  We attribute the decrease in net income to an increase in expenses and write-downs related to foreclosed real estate, greater provision for loan losses, higher operating costs resulting from growth initiatives of the Company and a decline in the net interest margin.  These increases in expenses were partly offset by increases in gains on the sale of securities and higher Tri-State Insurance Agency, Inc. net income for the year ended December 31, 2012 as compared to the same period last year.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2012 and 2011.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months December 31,
(Dollars in thousands)	2012				2011
	Average			Average	Average		Average
Earning Assets:	Balance		Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$31,397		$1,724	5.49%	$29,692	$1,770	5.96%
Taxable	86,456		1,148	1.33%	54,425	1,314	2.41%
Total securities	117,853		2,872	2.44%	84,117	3,084	3.67%
Total loans receivable (4)	339,927		17,646	5.19%	339,770	18,798	5.53%
Other interest-earning assets	18,154		35	0.19%	28,547	60	0.21%
Total earning assets	475,934		20,553	4.32%	452,434	21,942	4.85%

Non-interest earning assets	41,795				38,507
Allowance for loan losses	(7,164)				(7,314)
Total Assets	$510,565				$483,627

Sources of Funds:
Interest bearing deposits:
NOW	$96,432		$164	0.17%	$81,374	$386	0.47%
Money market	16,110		54	0.34%	15,505	83	0.54%
Savings	162,052		606	0.37%	168,233	1,122	0.67%
Time	106,372		1,670	1.57%	98,673	1,550	1.57%
Total interest bearing deposits	380,966		2,494	0.65%	363,785	3,141	0.86%
Borrowed funds	26,053		1,065	4.09%	26,642	1,064	3.99%
Junior subordinated debentures	12,887		241	1.87%	12,887	222	1.72%
Total interest bearing liabilities	419,906		3,800	0.90%	403,314	4,427	1.10%

Non-interest bearing liabilities:
Demand deposits	47,180				39,596
Other liabilities	2,759				2,348
Total non-interest bearing liabilities	49,939				41,944
Stockholders' equity	40,720				38,369
Total Liabilities and Stockholders' Equity	$510,565				$483,627

Net Interest Income and Margin (5)			16,753	3.52%		17,515	3.87%
Tax-equivalent basis adjustment		(426)	(586)			(602)
Net Interest Income			$16,167			$16,913

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

Net interest income, on a fully tax equivalent basis, decreased $762 thousand, or 4.4%, to $16.8 million for the year ended December 31, 2012, as compared to $17.5 million for same period in 2011.  Our net interest margin declined 35 basis points to 3.52% for the year ended December 31, 2012, compared to 3.87% for the same period last year.  The decline was mostly attributed to a 34 basis point decline in the average rate earned on loans to 5.19%, which was partly offset by a 20 basis point decrease in the average rate paid on interest bearing liabilities to 0.90% for the year ended December 31, 2012, as compared to the same period last year and a $23.5 million, or 5.2%, increase in average interest earning assets, principally securities.

Interest Income.    Total interest income, on a fully taxable equivalent basis, decreased $1.4 million, or 6.3%, to $20.6 million for the year ended December 31, 2012 compared to $21.9 million for the year ended December 31, 2011.  The decline in interest income was largely due to decreases in average rates earned on total earning assets, which decreased 53 basis points to 4.32% in 2012 from 4.85% for 2011.  The average rates for both the securities and loan portfolio’s declined by 123 basis points and 34 basis points, respectively, for the year ended December 31, 2012 as compared to the same period in 2011.

Interest income from securities, on a fully taxable equivalent basis, decreased $212 thousand, or 6.9%, for the year ended December 31, 2012 compared to the same period in 2011.  The average rate decreased 123 basis points to 2.44% for 2012 from 3.67% for 2011.  The decline was largely attributed to 28.9% of the security portfolio either maturing, being called or principal repayments, which were mostly reinvested in a lower interest rate environment.

Interest income from the loan portfolio decreased by $1.2 million,  or 6.1%, to $17.6 million for 2012 from $18.8 million for 2011.  The decline was due to lower average rates earned on loans, which decreased 34 basis points to 5.19% for the year ended December 31, 2012 from 5.53% for the same period in 2011.

Interest Expense.    Total interest expense decreased $627 thousand, or 14.2%, to $3.8 million for the year ended December 31, 2012 from $4.4 million for the same period in 2011.  The decrease was principally due to a decline in the average rates paid on interest-bearing liabilities of 20 basis points to 0.90% in 2012 compared to 1.10% in 2011.  The decline in average rates paid on interest-bearing liabilities was largely due to a decrease in rates paid on savings deposits and NOW accounts of 30 basis points for 2012 compared to 2011.   The benefit derived from a decline in average rates more than offset the increase in interest expense associated with the growth of average interest-bearing liabilities of $16.6 million for 2012 compared to the prior year. The growth in average interest-bearing liabilities occurred primarily in NOW accounts, which increased $15.0 million.

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

	December 31, 2012 v. 2011			December 31, 2011 v. 2010
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt	$99	$(145)	$(46)	$48	$60	$108
Taxable	576	(742)	(166)	54	(536)	(482)
Total securities (1)	675	(887)	(212)	102	(476)	(374)
Total loans receivable (2)	9	(1,161)	(1,152)	471	(730)	(259)
Other interest-earning assets	(20)	(5)	(25)	(8)	3	(5)
Total net change in income on interest-earning assets	664	(2,053)	(1,389)	565	(1,203)	(638)
Interest bearing deposits:
NOW	61	(283)	(222)	89	(215)	(126)
Money market	3	(32)	(29)	15	(24)	(9)
Savings	(40)	(476)	(516)	(57)	(530)	(587)
Time	121	(1)	120	(44)	(88)	(132)
Total interest bearing deposits	145	(792)	(647)	3	(857)	(854)
Borrowed funds	(24)	25	1	(242)	(87)	(329)
Junior subordinated debentures	-	19	19	-	(3)	(3)
Total net change in expense on interest-bearing liabilities	121	(748)	(627)	(239)	(947)	(1,186)
Change in net interest income	$543	$(1,305)	$(762)	$804	$(256)	$548

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(2) Includes loan fee income

Provision for Loan Losses.    Provision for loan losses increased $1.0 million to $4.3 million for the year ended December 31, 2012, as compared to $3.3 million for the same period last year.  The increases in the provision for loan losses for the year-ended December 31, 2012 were largely attributed to an increase in charge-offs related to the resolution of problem loans.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2012 and the effects of current economic environment and lower real estate collateral values from the time the loans were originated.  Our non-accrual loans decreased $6.4 million, or 26.4%, to $17.9 million at December 31, 2012 from $24.3 million at December 31, 2011.  We believe these loans are adequately provided for in our loan loss provision or are sufficiently collateralized at December 31, 2012.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to our consolidated financial statements and “Allowance for Loan Losses and Credit Quality of Financing Receivables” herein for further discussion.

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

Non-interest income increased $1.8 million, or 33.3%, to $7.0 million for the year ended December 31, 2012, as compared to the same period last year.  The increase in non-interest income was largely due to increases in gains on sale of securities, insurance commissions and fees and other income, which increased $1.2 million, $214 thousand and $135 thousand, respectively.  Additionally, there was a $231 thousand impairment write-down on equity securities that occurred in the same period last year that did not recur in 2012.

Non-Interest Expense.    Total non-interest expense increased $2.7 million, or 17.0%, to $18.5 million for the year ended December 31, 2012, as compared to the same period last year.  The increase during 2012 compared to 2011 was largely due to increases in expenses and write-downs related to foreclosed real estate and salaries and benefits of $1.7 million and $459 thousand, respectively.  The increase in expenses and write-downs related to foreclosed real estate was principally due to the prospective sales of foreclosed real estate properties.  The increase in salaries and employee benefits was mostly attributed to costs related to the hiring of additional commercial lenders and support staff, higher medical benefit costs and severance costs of $110 thousand for a former executive during the first quarter of 2012.

Income Taxes.  The (benefit) or provision for income taxes was $(329) thousand and $637 thousand for 2012 and 2011, respectively. The Company’s effective tax rate was (81.0)% and 20.5% for 2012 and 2011, respectively.  See Notes 1 and 16 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2012, total deposits amounted to $432.4 million, an increase of $7.1 million, or 1.7%, over the prior comparable year.  At December 31, 2012, advances from the FHLBNY and subordinated debentures totaled $38.9 million and represented 7.6% of total assets as compared to $38.9 million and 7.7% of total assets, at December 31, 2011.

Loan production continued to be our principal investing activity. Net loans at December 31, 2012 amounted to $342.8 million, an increase of $10.3 million, or 3.1%, compared to the same period in 2011.

Our most liquid assets are cash and due from banks and federal funds sold.  At December 31, 2012, the total of such assets amounted to $11.7 million, or 2.3%, of total assets, compared to $37.5 million, or 7.4%, of total assets at year-end 2011.   Another significant liquidity source is our available for sale securities.  At December 31, 2012, available for sale securities amounted to $118.9 million compared to $96.3 million at year-end 2011.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window.  The Bank also has the capacity to borrow an additional $30.0 million through its membership in the FHLBNY and $4 million at Atlantic Central Bankers Bank at December 31, 2012.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2012, the Bank’s Tier I and Tier II capital ratios were 12.88% and 14.13%, respectively.  We also maintained $980 thousand in cash and cash equivalents, which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2012, the Bank had a leverage ratio of 9.27%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2012 totaled $68.5 million, which consisted of $34.5 million in commitments to grant commercial and residential loans, $32.3 million in unfunded commitments under lines of credit and $1.8 million in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2012. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

We manage interest rate risk exposure with the assistance of an independent third party who provides financial modeling and simulation modeling, analysis and reporting.  The reports provided by the third party are used to determine our exposure to market rate changes on net interest income and future economic value of equity. Our objective is to maximize net interest income within acceptable levels of risk established by policy.  The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions.  These assumptions include projections on growth, prepayment and withdrawal levels as well as other embedded options inherently found in financial instruments.  We review and validate these assumptions at least annually or more frequently if economic or other conditions change.  At December 31, 2012, we simulated the effects on net interest income given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and an 200 basis point declining interest rate environment. Based on the simulation, it was estimated that net interest income, over a twelve-month horizon, would not decrease by more than 5.0%. Our interest rate risk management policies provide that net interest income should not decrease by more than 5.0% if interest rates increase from current rates given an instantaneous and parallel shift in the yield curve of a 200 basis point rise in rates or 200 basis point decline in rates, respectively.  Policy exceptions, if any, are reported to the Board of Directors.  At December 31, 2012, we were within policy limits established for changes in net interest income and future economic value of equity.  Economic value of equity is defined as the market value of its assets less the market value of its liabilities plus (or minus) the market value of any off-balance sheet positions.

The following table sets forth our interest rate risk profile at December 31, 2012 and 2011.  The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions. Down 200 basis points was not presented for December 31, 2012 and 2011 due to the extremely low rate environment.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)		Estimated Increase		Estimated	Estimated Increase
Change in Interest Rates	Estimated	(Decrease)		Net Interest	(Decrease)
(basis points)(1)	NPV	Amount	Percent	Income (3)	Amount	Percent
December 31, 2012
+200bp	$ 40,735	$ (7,800)	(11.1)%	$ 17,726	$ 899	5.3%
0bp	$ 48,535	-	-	$ 16,827	-	-

December 31, 2011
+200bp	$ 32,453	$ (7,862)	(14.8)%	$ 17,670	$ 721	4.3%
0bp	$ 40,315	-	-	$ 16,949	-	-

(1)			Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)			NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)			Assumes a gradual change in interest rates over a one year period at all maturities.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2012, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

ITEM  9B.              OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Election of Directors,” “Information About the Board of Directors,”  “Information About Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information About the Board of Directors and Corporate Governance – Code of Ethics and Corporate Governance Guidelines”

ITEM 11.              EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Executive Compensation” and “Director Compensation.”

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Awards Outstanding and Available.”

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Transactions with Related Persons” and “Information About the Board of Directors and Corporate Governance – Board of Directors Independence.”

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

SUSSEX BANCORP

/s/ Anthony Labozzetta

Anthony Labozzetta

President and Chief Executive Officer

Dated: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 14, 2013.

Name	Title
/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta
/s/ Steven M. Fusco	Senior Vice President (Principal Financial and Accounting Officer)
Steven M. Fusco

/s/ Anthony S. Abbate	Director
Anthony S. Abbate

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Donald L. Kovach	Director
Donald L. Kovach

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Timothy Marvil	Director
Timothy Marvil

/s/ Robert McNerney	Director
Robert McNerney

/s/ Richard W. Scott	Director
Richard W. Scott
/s/ John E. Ursin	Director
John E. Ursin

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sussex Bancorp

            We have audited the accompanying consolidated balance sheets of Sussex Bancorp and its subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
March 14, 2013

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	December 31, 2012	December 31, 2011

ASSETS
Cash and due from banks	$6,268	$3,903
Interest-bearing deposits with other banks	5,400	33,597
Cash and cash equivalents	11,668	37,500

Interest bearing time deposits with other banks	100	100
Securities available for sale, at estimated fair value	118,881	96,324
Securities held to maturity, at cost (estimated fair value of $5,472	5,221	4,220
at December 31, 2012 and $4,345 at December 31, 2011)
Federal Home Loan Bank Stock, at cost	1,980	1,874

Loans receivable, net of unearned income	347,736	339,705
Less: allowance for loan losses	4,976	7,210
Net loans receivable	342,760	332,495

Foreclosed real estate	5,066	5,509
Premises and equipment, net	6,476	6,778
Accrued interest receivable	1,741	1,735
Goodwill	2,820	2,820
Bank-owned life insurance	11,536	11,142
Other assets	6,485	6,456

Total Assets	$514,734	$506,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$48,375	$44,762
Interest bearing	384,061	380,614
Total Deposits	432,436	425,376

Long-term borrowings	26,000	26,000
Accrued interest payable and other liabilities	3,039	2,788
Junior subordinated debentures	12,887	12,887

Total Liabilities	474,362	467,051

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
issued shares 3,409,056 in 2012 and 3,373,793 in 2011;
outstanding shares 3,397,873 in 2012 and 3,372,949 in 2011	28,117	27,964
Treasury stock, at cost; 11,183 shares in 2012 and 844 shares in 2011	(59)	(4)
Retained earnings	11,958	11,223
Accumulated other comprehensive income	356	719

Total Stockholders' Equity	40,372	39,902

Total Liabilities and Stockholders' Equity	$514,734	$506,953

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands except per share data)	2012	2011
INTEREST INCOME
Loans receivable, including fees	$17,646	$18,798
Securities:
Taxable	1,148	1,314
Tax-exempt	1,138	1,168
Federal funds sold	-	4
Interest bearing deposits	35	56
Total Interest Income	19,967	21,340
INTEREST EXPENSE
Deposits	2,494	3,141
Borrowings	1,065	1,064
Junior subordinated debentures	241	222
Total Interest Expense	3,800	4,427
Net Interest Income	16,167	16,913
PROVISION FOR LOAN LOSSES	4,330	3,306
Net Interest Income after Provision for Loan Losses	11,837	13,607
OTHER INCOME
Service fees on deposit accounts	1,141	1,290
ATM and debit card fees	627	545
Bank-owned life insurance	394	419
Insurance commissions and fees	2,484	2,270
Investment brokerage fees	145	145
Net gain on sale of loans held for sale	47	-
Net gain on securities transactions	1,799	645
Net loss on sale of premises and equipment	(9)	-
Net gain (loss) on sale of foreclosed real estate	39	(38)
Impairment write-downs on equity securities	-	(231)
Other	373	238
Total Other Income	7,040	5,283
OTHER EXPENSES
Salaries and employee benefits	8,987	8,528
Occupancy, net	1,450	1,412
Furniture, equipment and data processing	1,327	1,177
Advertising and promotion	285	172
Professional fees	677	661
Director fees	321	176
FDIC assessment	681	700
Insurance	240	216
Stationary and supplies	176	184
Loan collection costs	713	824
Expenses and write-downs related to foreclosed real estate	2,124	414
Amortization of intangible assets	5	10
Other	1,485	1,309
Total Other Expenses	18,471	15,783
Income before Income Taxes	406	3,107
(BENEFIT) PROVISION FOR INCOME TAXES	(329)	637
Net Income	735	2,470
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gains on available for sale securities arising during the period	1,193	1,534
Reclassification adjustment for gain on securities transactions included in net income	(1,799)	(414)
Income tax expense (benefit) related to items of other comprehensive (loss) income	243	(448)
Other comprehensive (loss) income, net of income taxes	(363)	672
Comprehensive income	$372	$3,142
EARNINGS PER SHARE
Basic	$0.23	$0.76
Diluted	$0.22	$0.74
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2012 and 2011

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2010	3,351,566	$27,870	$8,753	$47	$(4)	$36,666
Net income	-	-	2,470	-	-	2,470
Other comprehensive income	-	-	-	672	-	672
Treasury shares purchased	(64)
Restricted stock granted	25,305	-	-	-	-	-
Restricted stock forfeited	(3,858)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	94	-	-	-	94

Balance December 31, 2011	3,372,949	27,964	11,223	719	(4)	39,902

Net income	-	-	735	-	-	735
Other comprehensive loss	-	-	-	(363)	-	(363)
Treasury shares purchased	(10,339)	-	-	-	(55)	(55)
Restricted stock granted	37,496	-	-	-	-	-
Restricted stock forfeited	(2,233)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	153	-	-	-	153

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$735	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,330	3,306
Depreciation and amortization	682	607
Impairment charge on equity securities	-	231
Net amortization of securities premiums and discounts	2,900	1,009
Net realized gain on sale of securities	(1,799)	(645)
Net realized gain on sale of loans held for sale	(47)	-
Proceeds from the sale of loans held for sale	638	-
Net realized loss on sale of premises and equipment	9	-
Net realized (gain) loss on sale of foreclosed real estate	(39)	38
Write-downs of and provisions for foreclosed real estate	1,785	145
Deferred income taxes	(329)	(378)
Earnings on bank owned life insurance	(394)	(419)
Compensation expense for stock options and stock awards	153	94
(Increase) decrease in assets:
Accrued interest receivable	(6)	181
Other assets	538	632
Increase in accrued interest payable and other liabilities	251	284
Net Cash Provided by Operating Activities	9,407	7,555
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(96,002)	(53,654)
Sales	37,544	14,670
Maturities, calls and principal repayments	34,235	32,535
Securities held to maturity:
Purchases	(2,623)	(3,227)
Maturities, calls and principal repayments	1,581	-
Net increase in loans	(18,518)	(8,260)
Net maturities of interest bearing time deposits	-	500
Proceeds from the sale of foreclosed real estate	2,029	1,001
Purchases of bank premises and equipment	(396)	(626)
Proceeds from the sale of premises and equipment	12	-
Purchases of bank owned life insurance	-	(550)
(Increase) decrease in FHLB stock	(106)	398
Net Cash Used in Investing Activities	(42,244)	(17,213)
Cash Flows from Financing Activities
Net increase in deposits	7,060	39,409
Repayments of borrowings	-	(10,000)
Purchase of treasury stock	(55)	-
Net Cash Provided by Financing Activities	7,005	29,409
Net (Decrease) Increase in Cash and Cash Equivalents	(25,832)	19,751
Cash and Cash Equivalents - Beginning	37,500	17,749
Cash and Cash Equivalents - Ending	$11,668	$37,500

Supplementary Cash Flows Information
Interest paid	$3,828	$4,395
Income taxes paid	$263	$1,103

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$3,332	$4,296
Loans transferred to held for sale	$591	$-

See Notes to Consolidated Financial Statements

\

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly owned subsidiary, Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC and Tri-State Insurance Agency, Inc. (“Tri-State”).  All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations

Sussex Bancorp’s business is conducted principally through the Bank.  Sussex Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and two branches in Orange County, New York.  As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  Sussex Bancorp is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. The Company opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey during the fourth quarter of 2011.

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

Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale and carried at fair values. Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income, net of related deferred tax effect.  Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions and carried at amortized cost.

Purchase premiums and discounts are recognized in interest income using the level yield method over the contractual terms of the securities.  Gains and losses realized on sales of securities are determined on the specific identification method and are reported in non-interest income.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $2.0 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and construction loans.  Consumer loans consist of the following classes: residential real estate and consumer and other loans.

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

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.  The allowance for loan losses consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price is lower than the carrying value for that loan.  The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

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

Foreclosed Real Estate

Foreclosed real estate is primarily comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in expenses related to foreclosed real estate.

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

Bank Owned Life Insurance

Bank-owned life insurance (BOLI) is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $11.5 million at December 31, 2012 and $11.1 million at December 31, 2011.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2012 and 2011, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

The Company has an amortizable core deposit intangible asset related to the premium paid on the acquisition of deposits.  The core deposit intangible was created during 2006 and is being amortized on a seven year accelerated schedule.  This intangible was $1 thousand and $6 thousand, net of accumulated amortization of $119 thousand and $114 thousand as of December 31, 2012 and 2011, respectively.

Other intangible assets are included in other assets on the balance sheets for December 31, 2012 and 2011.  Amortization expense on intangible assets was $5 thousand and $10 thousand for the years ended December 31, 2012, and 2011, respectively.  Amortization expense is estimated to be $1 thousand for the year ending December 31, 2013.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2012.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2012 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Sussex Bancorp and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns before 2009 remain subject to examination by respective tax authorities.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Stock Compensation Plans

The Company currently has several stock plans in place for employees and directors of the Company. FASB ASC 718, Compensation-Stock Compensation, requires that the compensation cost relating to

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share-based payment transactions be recognized in financial statements.  The share-based compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Stock-based compensation expense related to stock plans for the year ended December 31, 2012 and 2011 was $153 thousand and $94 thousand, respectively.  As of December 31, 2012, there was $477 thousand of unrecognized compensation costs related to non-vested restricted stock awards remaining to expense.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust Operations

Trust income is recorded on a cash basis, which approximates the accrual basis.  Securities and other property held by the Company in a fiduciary or agency capacity for customers of the trust department are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.  The Company had assets under management of $414 thousand and $948 thousand at December 31, 2012 and 2011, respectively.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in 2011 consolidated financial statements have been reclassified to conform to the 2012 consolidated financial statement presentation.

New Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (“AOCI”) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company will be required to provide the disclosures beginning with financial statements for the first quarter of 2013. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The adoption of this guidance did not have a material impact on our consolidated financial statements.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SEGMENT REPORTING

Segment information for 2012 and 2011 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2012:
Net interest income from external sources	$16,167	$-	$16,167
Other income from external sources	4,556	2,484	7,040
Depreciation and amortization	672	10	682
Income before income taxes	145	261	406
Income tax (benefit) expense (1)	(433)	104	(329)
Total assets	511,837	2,897	514,734

Year Ended December 31, 2011:
Net interest income from external sources	$16,913	$-	$16,913
Other income from external sources	3,013	2,270	5,283
Depreciation and amortization	595	12	607
Income before income taxes	2,955	152	3,107
Income tax expense (1)	576	61	637
Total assets	504,076	2,877	506,953

(1) Calculated at statutory tax rate of 40%

NOTE 3 – FAIR VALUE OF ASSETS AND LIABILITIES

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The fair value amounts have been measured as of their respective year ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels as of December 31, 2012 and 2011:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2012:
State and political subdivisions	$27,741	$-	$27,741	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	90,709	-	90,709	-
Equity securities-financial services industry and other	431	431	-	-

December 31, 2011:
State and political subdivisions	$20,570	$-	$20,570	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	71,998	-	71,998	-
Private mortgage-backed securities	2,477	-	2,477	-
Equity securities-financial services industry and other	1,279	1,279	-	-

The Company’s available for sale securities portfolio contains investments, which are all rated within the Company’s investment policy guidelines and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2012:
Impaired loans	$6,239	$-	$-	$6,239
Foreclosed real estate	3,612	-	-	3,612

December 31, 2011:
Impaired loans	$11,571	$-	$-	$11,571
Foreclosed real estate	4,959	-	-	4,959

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

December 31, 2012:
Impaired loans	$6,239	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-21.8%)
			Selling
			expenses (1)	-7.0% (-7.0%)
Foreclosed real estate	3,612	Appraisal of
		collateral

December 31, 2011:
Impaired loans	$11,571	Appraisal of	Appraisal	0% to -43.9%
		collateral	adjustments (1)	(-2.4%)
			Selling
			expenses (1)	-7.0% (-7.0%)
Foreclosed real estate	4,959	Appraisal of
		collateral

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2012 and 2011:

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

Securities: The fair value of securities, available for sale (carried at fair value) and securities held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 measurements.  Internal cash flow models using a present value formula that

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2012 and 2011, the fair value consists of the loan balances of $6.2 million and $13.5 million, net of valuation allowance of $365 thousand and $1.9 million, respectively.  Additional provisions for loan losses were $207 thousand and $1.4 million for the years ended December 31, 2012 and 2011, respectively.

Federal Home Loan Bank Stock (Carried at Cost):  The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Deposit Liabilities (Carried at Cost): The fair values disclosed for demand, savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial instruments at December 31, 2012 and 2011 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,668	$11,668	$11,668	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	118,881	118,881	431	118,450	-
Securities held to maturity	5,221	5,472	-	5,472	-
Federal Home Loan Bank stock	1,980	1,980	-	1,980	-
Loans receivable, net of allowance	342,760	353,208	-	-	353,208
Accrued interest receivable	1,741	1,741	-	1,741	-

Financial liabilities:
Non-maturity deposits	328,856	327,096	327,096	-	-
Time deposits	103,580	105,680	-	105,680	-
Borrowings	26,000	29,476	-	29,476	-
Junior subordinated debentures	12,887	6,315	-	6,315	-
Accrued interest payable	273	273	-	273	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2011		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$37,500	$37,500	$37,500	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	96,324	96,324	1,316	95,008	-
Securities held to maturity	4,220	4,345	-	4,345	-
Federal Home Loan Bank stock	1,874	1,874	-	1,874	-
Loans receivable, net of allowance	332,495	334,403	-	-	334,403
Accrued interest receivable	1,735	1,735	-	1,735	-

Financial liabilities:
Non-maturity deposits	314,570	314,571	314,571	-	-
Time deposits	110,806	113,527	-	113,527	-
Borrowings	26,000	29,686	-	29,686	-
Junior subordinated debentures	12,887	6,613	-	6,613	-
Accrued interest payable	301	301	-	301	-

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2012 and 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2012
State and political subdivisions	$27,341	$594	$(194)	$27,741
Mortgage-backed securities:
U.S. government-sponsored enterprises	90,487	671	(449)	90,709
Equity securities-financial services industry and other	460	16	(45)	431
	$118,288	$1,281	$(688)	$118,881

December 31, 2011
State and political subdivisions	$19,706	$883	$(19)	$20,570
Mortgage-backed securities:
U.S. government-sponsored enterprises	71,684	786	(472)	71,998
Private mortgage-backed securities	2,423	58	(4)	2,477
Equity securities-financial services industry and other	1,312	1	(34)	1,279
	$95,125	$1,728	$(529)	$96,324

Securities with a carrying value of approximately $26.1 million and $21.5 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2012 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,837	1,895
Due after ten years	25,504	25,846
Total state and political subdivisions	27,341	27,741
Mortgage-backed securities:
U.S. government-sponsored enterprises	90,487	90,709
Equity securities-financial services industry and other	460	431
Total available for sale securities	$118,288	$118,881

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains on sales of securities available for sale were $1.8 million and $685 thousand and gross losses were $20 thousand and $40 thousand for the years ended December 31, 2012 and 2011, respectively.  In addition, we realized gross gains of $8 thousand on debt securities that were called during the year ended December 31, 2012.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2012
State and political subdivisions	$9,788	$(194)	$-	$-	$9,788	$(194)
Mortgage-backed securities:
U.S. government-sponsored enterprises	31,901	(305)	4,658	(144)	36,559	(449)
Equity securities-financial services industry and other	106	(37)	109	(8)	215	(45)
Total temporarily impaired securities	$41,795	$(536)	$4,767	$(152)	$46,562	$(688)

December 31, 2011
State and political subdivisions	$115	$(2)	$124	$(17)	$239	$(19)
Mortgage-backed securities:
U.S. government-sponsored enterprises	34,576	(472)	-	-	34,576	(472)
Private mortgage-backed securities	518	(4)	-	-	518	(4)
Equity securities-financial services industry and other	-	-	1,025	(34)	1,025	(34)
Total temporarily impaired securities	$35,209	$(478)	$1,149	$(51)	$36,358	$(529)

As of December 31, 2012, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At December 31, 2012, the decline in fair value and the related unrealized losses for the Company’s state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2012, there were seventeen securities with a fair value of $9.8 million that had an unrealized loss that amounted to $194 thousand. The average loss amounts to 1.9% of amortized cost at December 31, 2012.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2012, the Company did not intend to sell and it was not

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more-likely-than-not that the Company would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of the Company’s state and political subdivision securities at December 31, 2012 were deemed to be other than temporarily impaired.

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

Mortgage-Backed Securities

At December 31, 2012, the decline in fair value and the unrealized losses for our mortgage-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2012, there were twenty-two securities with a fair value of $36.6 million that had an unrealized loss that amounted to $449 thousand.    As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

At December 31, 2011, the improvement in fair value and the unrealized losses for our mortgage-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2011, there were 17 securities with a fair value of $34.6 million that had an unrealized loss that amounted to $472 thousand.  As of December 31, 2011, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2011, were deemed to be other-than-temporarily impaired.

Equity Securities

Our investments in marketable equity securities consist primarily of one equity portfolio fund and common stock of entities in the financial services industry.  At December 31, 2012, there were two securities with a fair value of $215 thousand that had an unrealized loss of $45 thousand.  These securities have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.  We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

At December 31, 2011 the Company’s investments in marketable equity securities consisted primarily of a mutual fund, one equity portfolio fund and common stock of entities in the financial services industry.  At December 31, 2011, there were three securities that had an unrealized loss.  These securities, other than the mutual fund which had a fair value of $849 thousand and an unrealized loss of $1 thousand at December 31, 2011, have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  Based on our evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.  We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. The Company will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011, the Company recognized a $231 thousand pre-tax ($183 thousand after-tax, or $0.06 per share) non-cash other-than-temporarily impaired charge related to an equity portfolio fund and common stock.  The Company recognized a $144 thousand charge on the equity portfolio fund comprised of common stocks of bank holding companies that had an amortized cost of $250 thousand and a termination date of December 2012.  The additional $87 thousand impairment charge was recognized on a common stock that had an amortized cost of $230 thousand.  The impairment was recognized because the market value of this security was below the Company’s amortized cost for an extended period of time along with credit deterioration in some of the underlying collateral and it was not believed the market value of this security would recover to the Company’s amortized cost.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2012 and 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2012
State and political subdivisions	$5,221	$260	$(9)	$5,472

December 31, 2011
State and political subdivisions	$4,220	$125	$-	$4,345

There were two securities in the held to maturity portfolio on December 31, 2012 with unrealized losses and one security in the held to maturity portfolio on December 31, 2011 with unrealized losses.

The amortized cost and fair value of securities held to maturity at December 31, 2012 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,223	$1,223
Due after one year through five years	-	-
Due after five years through ten years	1,307	1,331
Due after ten years	2,691	2,918
Total held to maturity securities	$5,221	$5,472

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31,  2012.  There were no held to maturity securities with unrealized losses at December 31, 2011.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2012
State and political subdivisions	$830	$(9)	$-	$-	$830	$(9)

As of December 31, 2012, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At December 31, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2012, there were two securities with a fair value of $830 thousand that had an unrealized loss that amounted to $9 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011

Commercial and industrial loans	$16,158	$13,711
Construction	7,004	8,520
Commercial real estate	225,345	216,191
Residential real estate	98,301	100,175
Consumer and other	1,255	1,336
	348,063	339,933
Unearned net loan origination fees	(327)	(228)
Allowance for loan losses	(4,976)	(7,210)
Net loans receivable	$342,760	$332,495

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $695 thousand and $852 thousand at December 31, 2012 and 2011, respectively.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2012 and 2011:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
December 31, 2012
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	(169)	(1,538)	(3,904)	(998)	(62)	-	(6,671)
Recoveries	2	-	78	-	27	-	107
Provision	134	1,467	2,388	880	64	(603)	4,330
Ending balance	$271	$223	$3,395	$869	$38	$180	$4,976

December 31, 2011
Beginning balance	$436	$1,183	$3,760	$798	$56	$164	$6,397
Charge-offs	(24)	(909)	(2,057)	(12)	(40)	-	(3,042)
Recoveries	6	516	8	-	19	-	549
Provision	(114)	(496)	3,122	201	(26)	619	3,306
Ending balance	$304	$294	$4,833	$987	$9	$783	$7,210

The following table presents the balance in the allowance of loan losses at December 31, 2012 and 2011 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

December 31, 2012
Commercial and industrial	$271	$27	$244	$16,158	$27	$16,131
Construction	223	42	181	7,004	2,462	4,542
Commercial real estate	3,395	230	3,165	225,345	12,682	212,663
Residential real estate	869	66	803	98,301	3,351	94,950
Consumer and other loans	38	-	38	1,255	-	1,255
Unallocated	180	-	-	-	-	-
Total	$4,976	$365	$4,431	$348,063	$18,522	$329,541

December 31, 2011
Commercial and industrial	$304	$16	$288	$13,711	$32	$13,679
Construction	294	50	244	8,520	2,458	6,062
Commercial real estate	4,833	1,572	3,261	216,191	22,722	193,469
Residential real estate	987	319	668	100,175	2,482	97,693
Consumer and other loans	9	-	9	1,336	-	1,336
Unallocated	783	-	-	-	-	-
Total	$7,210	$1,957	$4,470	$339,933	$27,694	$312,239

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An age analysis of loans receivable which were past due as of December 31, 2012 and 2011 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

December 31, 2012
Commercial and industrial	$-	$-	$27	$27	$16,131	$16,158	$-
Construction	-	-	2,462	2,462	4,542	7,004	-
Commercial real estate	1,103	1,303	12,127	14,533	210,812	225,345	65
Residential real estate	207	127	3,315	3,649	94,652	98,301	-
Consumer and other	12	3	144	159	1,096	1,255	143
Total	$1,322	$1,433	$18,075	$20,830	$327,233	$348,063	$208

December 31, 2011
Commercial and industrial	$428	$-	$32	$460	$13,251	$13,711	$-
Construction	558	-	3,243	3,801	4,719	8,520	785
Commercial real estate	5,238	137	19,311	24,686	191,505	216,191	-
Residential real estate	940	-	2,482	3,422	96,753	100,175	-
Consumer and other	17	1	18	36	1,300	1,336	18
Total	$7,181	$138	$25,086	$32,405	$307,528	$339,933	$803

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at December 31, 2012 and 2011 were:

(Dollars in thousands)	December 31, 2012	December 31, 2011

Commercial and industrial	$27	$32
Construction	2,462	2,458
Commercial real estate	12,062	19,311
Residential real estate	3,315	2,482
Consumer and other	1	-
Total	$17,867	$24,283

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s risk-rating system as defined below is consistent with the system used by regulatory agencies and consistent with industry practices. Loan classifications of Substandard, Doubtful or Loss are consistent with the regulatory definitions of classified assets.

Pass: This category represents loans performing to contractual terms and conditions and the primary source of repayment is adequate to meet the obligation.  The Company has five categories within the Pass classification depending on strength of repayment sources, collateral values and financial condition of the borrower.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2012 and 2011:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and industrial	$15,860	$269	$23	$6	$16,158
Construction	4,542	-	2,462	-	7,004
Commercial real estate	203,106	4,648	17,256	335	225,345
Residential real estate	93,563	253	4,485	-	98,301
Consumer and other	1,112	-	143	-	1,255
	$318,183	$5,170	$24,369	$341	$348,063

December 31, 2011
Commercial and industrial	$13,103	$398	$202	$8	$13,711
Construction	5,057	-	3,463	-	8,520
Commercial real estate	180,862	6,987	27,769	573	216,191
Residential real estate	95,491	494	4,190	-	100,175
Consumer and other	1,336	-	-	-	1,336
	$295,849	$7,879	$35,624	$581	$339,933

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2012 and 2011 and for the years then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2012
With no related allowance recorded:
Construction	$2,421	$2,743	$-	$3,217	$41
Commercial real estate	10,466	13,581	-	13,131	81
Residential real estate	2,675	2,768	-	2,192	91

With an allowance recorded:
Commercial and industrial	27	27	27	177	-
Construction	42	42	42	66	-
Commercial real estate	2,216	3,135	230	5,792	64
Residential real estate	675	675	66	558	26

Total:
Commercial and industrial	27	27	27	177	-
Construction	2,463	2,785	42	3,283	41
Commercial real estate	12,682	16,716	230	18,923	145
Residential real estate	3,350	3,443	66	2,750	117
	$18,522	$22,971	$365	$25,133	$303

December 31, 2011
With no related allowance recorded:
Construction	$2,062	$2,331	$-	$3,030	$1
Commercial real estate	10,346	12,932	-	11,547	198
Residential real estate	1,758	1,758	-	1,235	58

With an allowance recorded:
Commercial and industrial	32	32	16	72	-
Construction	396	396	50	1,633	-
Commercial real estate	12,376	12,399	1,572	9,335	150
Residential real estate	724	724	319	676	1

Total:
Commercial and industrial	32	32	16	72	-
Construction	2,458	2,727	50	4,663	1
Commercial real estate	22,722	25,331	1,572	20,882	348
Residential real estate	2,482	2,482	319	1,911	59
Consumer and other	-	-	-	-	-
	$27,694	$30,572	$1,957	$27,528	$408

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

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2012 and 2011 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total

December 31, 2012
Performing	$603	$-	$5	$608
Non-performing	1,829	6	228	2,063
Total	$2,432	$6	$233	$2,671

December 31, 2011
Performing	$5,592	$8	$-	$5,600
Non-performing	2,682	-	-	2,682
Total	$8,274	$8	$-	$8,282

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables summarize troubled debt restructurings that occurred during the year ended December 31, 2012 and 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

December 31, 2012
Residential real estate	2	$233	$233

December 31, 2011
Commercial Real Estate	1	$1,535	$1,535

The troubled debt restructurings described above did not require an allocation of the allowance for credit losses for the years ended December 31, 2012 and 2011.  No charge-offs were recorded during the twelve month periods ending December 31, 2012 and 2011.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2012 and 2011:

(Dollars in thousands)	Number of Loans	Recorded Investment

December 31, 2012
Residential real estate	1	$228

December 31, 2011
Commercial Real Estate	3	$4,345

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms.  The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $5 thousand and $262 thousand for the years ended December 31, 2012 and 2011, respectively.  There were no charge-offs on these defaulted troubled debt restructurings during the twelve month periods ended December 31, 2012 and 2011.

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011

Land and land improvements	$1,978	$1,978
Building and building improvements	5,907	5,898
Leasehold improvements	401	393
Furniture, fixtures and equipment	6,908	6,754
Assets in progress	118	251
	15,312	15,274
Accumulated depreciation	(8,836)	(8,496)
Premises and equipment, net	$6,476	$6,778

During the years ended December 31, 2012 and 2011, depreciation expense totaled $677 thousand and $597 thousand, respectively.

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011

Demand, non-interest bearing	$48,375	$44,762
Savings, money market and interest-bearing demand	280,481	269,808
Time deposits less than $100 thousand	66,472	70,868
Time deposits $100 thousand and over	37,108	39,938
Total deposits	$432,436	$425,376

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

(Dollars in thousands)

Within one year	$60,850
One to two years	9,324
Two to three years	8,391
Three to four years	22,422
After four years	2,593
$103,580

NOTE 9 – BORROWINGS

At December 31, 2012, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $56.1 million and a $4.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $73.8 million.  At December 31, 2012, the Bank had the ability to borrow up to $30.0 million at FHLBNY and $4.0 million at ACBB.

Long-Term Borrowings

At December 31, 2012 and 2011 the Bank had the following long-term borrowings from the FHLBNY (in thousands):

	Initial	Interest	Balance at December 31,
Maturity Date	Conversion Date	Rate	2012	2011

December 7, 2016	December 7, 2008	4.00%	$5,000	$5,000
June 21, 2017	June 21, 2008	4.60%	6,000	6,000
December 7, 2017	December 7, 2012	3.97%	5,000	5,000
December 26, 2017	December 26, 2009	3.66%	5,000	5,000
December 26, 2017	December 26, 2010	3.79%	5,000	5,000
			$26,000	$26,000

Maturities of debt in years subsequent to December 31, 2012 are as follows (in thousands):

Within one year	$-
One to two years	-
Two to three years	-
Three to four years	5,000
Four to five years	21,000
After five years	-
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

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 1.75% and 1.99% at December 31, 2012 and 2011, respectively.  The capital securities are redeemable by Sussex Bancorp during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

NOTE 11 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2020.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum lease payments by year are as follows as of December 31, 2012 (in thousands):

2013	$466
2014	277
2015	200
2016	65
2017	19
Thereafter	39
$1,066

Rent expense was $541 thousand and $497 thousand for the years ended December 31, 2012 and 2011, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2012 and 2011 was $126 thousand and $119 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2012 and 2011,  $82 thousand and $76 thousand, respectively was charged to expense in connection with the Plans.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  No incentive compensation was recorded under the Incentive Plan for the years ended December 31, 2012 and 2011.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio,

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compounded monthly.  For the years ended December 31, 2012 and 2011, the carrying value of deferred compensation was $147 thousand and $66 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  For  the years ended December 31, 2012 and 2011, $315 thousand and $177 thousand, respectively, have been deferred.

The Company had an Employee Stock Ownership Plan (the “ESOP Plan”) for the benefit of all employees who met the eligibility requirements set forth in the ESOP Plan.  The amount of employer contributions to the ESOP Plan was at the discretion of the Board of Directors.  There were no contributions charged to expense for the years ended December 31, 2012 and 2011.  The ESOP Plan was dissolved in December 2011 and distributions to all active participants were made in the Company’s common stock.  At December 31, 2011 there were no shares left in the Plan.

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

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive (loss) income:
Unrealized gains on available for sale securities	$1,193	$477	$716	$1,534	$614	$920
Reclassification adjustment for gains on securities transactions included in net income	(1,799)	(720)	(1,079)	(414)	(166)	(248)
Total other comprehensive (loss) income	$(606)	$(243)	$(363)	$1,120	$448	$672

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(In thousands, except share and per share data)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2012:
Basic earnings per share:
Net income applicable to common stockholders	$735	3,261,809	$0.23
Effect of dilutive securities:
Unvested stock awards	-	25,208
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions
	$735	3,287,017	$0.22

Year Ended December 31, 2011:
Basic earnings per share:
Net income applicable to common stockholders	$2,470	3,256,183	$0.76
Effect of dilutive securities:
Unvested stock awards	-	71,196
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions
	$2,470	3,327,379	$0.74

Options to purchase 55,751 and 111,034 shares of common stock were outstanding during December 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 15 – STOCK INCENTIVE PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Options granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2012, there were 37,683 shares available for future grants under the 2004 Plan.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2012 and 2011 are as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested restricted stock, beginning of year	115,729	$4.86	101,991	$4.71
Granted	37,496	4.97	25,305	6.10
Forfeited	(2,234)	5.27	(3,858)	5.89
Vested	(27,847)	5.15	(7,709)	6.47
Non-vested restricted stock, end of year	123,144	$4.83	115,729	$4.86

Total stock-based compensation related to restricted stock awards was $153 thousand and $94 thousand for the years ended December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012 and 2011, there were $477 thousand and $456 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 3.0 years and 4.1 years.

Remaining non-vested restricted stock grants at December 31, 2012 are expected to vest as follows:

Number of shares

2013	38,619
2014	36,164
2015	28,990
2016	17,408
2017	1,963
123,144

Restricted stock activity for the years ended December 31, 2012 and 2011 are as follows:

	Number of Shares
	2012	2011

Accumulated shares granted	174,089	138,826
Vested during the year	27,847	7,709

During 1995, the stockholders approved a stock option plan for nonemployee directors and employees (the “1995 Plan”) and in 2001 the stockholders approved the 2001 Stock Option Plan (the “2001 Plan”) to provide equity incentives to employees, officers and directors.  Both of these plans expired ten years following their approval, and therefore, at December 31, 2012 there were no authorized shares left to be granted in either plan.

Options granted under the 2001 Plan and the 2004 Plan to officers and other employees and which are incentive stock options, are subject to limitations under Section 422 of the Internal Revenue Code.  The option price under each such grant shall not be less than the fair market value on the date of the grant.  No option will be granted for a term in excess of ten years.  The Company established a vesting schedule that must be satisfied before the options may be exercised.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012,  there are 29,382 options outstanding which will expire between January 2013 and October 2014 under the 1995 Plan and 26,369 options outstanding under the 2001 Plan which will expire between January 2013 and October 2015. There were no options outstanding under the 2004 Plan at December 31, 2012.

Stock option transactions under all plans are summarized as follows:

		Weighted	Weighted
	Number of	Average Exercise	Average	Aggregate
	Shares	Price per Share	Contractual Term	Intrinsic Value

Outstanding, December 31, 2010	116,075	$12.33
Options forfeited	(5,041)	13.94
Outstanding, December 31, 2011	111,034	12.25
Options expired	(9,089)	9.12
Options forfeited	(46,194)	12.60
Outstanding, December 31, 2012	55,751	$12.48	1.24	$-
Exercisable, December 31, 2012	55,751	$12.48	1.24	$-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

8.86	8,660	0.0	8,660
8.99	10,273	0.8	10,273
12.63	6,708	2.8	6,708
13.39	7,634	2.0	7,634
14.67	16,886	1.0	16,886
16.45	5,590	1.8	5,590
	55,751		55,751

There were no stock options exercised during 2012 and options outstanding and exercisable had no intrinsic value at December 31, 2012.

NOTE 16 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011

Current:
Federal	$(22)	$744
State	22	271
	-	1,015
Deferred:
Federal	(375)	(269)
State	46	(109)
	(329)	(378)
	$(329)	$637

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of income and comprehensive income for the years ended December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012		2011

Federal income tax at statutory rate	$138	34%	$1,056	34%
Tax exempt interest	(398)	(98)	(399)	(13)
State income tax, net of federal income tax effect	45	11	106	4
Bank owned life insurance	(134)	(33)	(142)	(5)
Other	20	5	16	1
	$(329)	(81)%	$637	21%

The components of the net deferred tax asset at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011

Deferred tax assets:
Allowance for loan losses	$1,987	$2,880
Deferred compensation	584	504
Foreclosed real estate	565	89
AMT credit	532	-
Intangible assets	34	40
Restricted stock	142	77
Other-than-temporary impairment	96	96
Other	254	131
Total deferred tax assets	4,194	3,817
Deferred tax liabilities:
Depreciation	(260)	(209)
Prepaid expenses	(151)	(154)
Unrealized gain on securities, available for sale	(237)	(480)
Total deferred tax liabilities	(648)	(843)
Net deferred tax asset	$3,546	$2,974

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

The related party loan activity for the years ended December 31, 2012 and 2011 is summarized as follows:

(Dollars in thousands)	2012	2011

Balance, beginning	$4,699	$4,266
Disbursements	1,199	865
Repayments and other	(573)	(432)
Balance, ending	$5,325	$4,699

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $144 thousand and $24 thousand for the years ended December 31, 2012 and 2011, respectively.  Appraisal services provided by related parties totaled $37 thousand and $13 thousand  for the years ended December 31, 2012 and 2011, respectively.  The Company also paid rent to related parties for an office location in the amount of $181 thousand and $177 thousand for the years ended December 31, 2012 and 2011, respectively.

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

A summary of the Company's financial instrument commitments at December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012	2011

Commitments to grant loans	$34,459	$10,308
Unfunded commitments under lines of credit	32,265	26,079
Outstanding standby letters of credit	1,766	1,576

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

NOTE 19 – REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $1.7 million at December 31, 2012.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 are presented below:

							To be Well Capitalized
							under Prompt
				For Capital Adequacy			Corrective Action
	Actual			Purposes			Provisions
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio

As of December 31, 2012
Total capital (to risk-weighted assets):	$51,672	14.13%	$	>29,246	>8.00%	$	>36,558	>10.00%
Tier I capital (to risk-weighted assets):	47,096	12.88		>14,623	>4.00		>21,935	>6.00
Tier I capital (to average assets):	47,096	9.27		>20,311	>4.00		>25,389	>5.00

As of December 31, 2011
Total capital (to risk-weighted assets):	$50,541	14.31%	$	>28,260	>8.00%	$	>35,325	>10.00%
Tier I capital (to risk-weighted assets):	46,091	13.05		>14,130	>4.00		>21,195	>6.00
Tier I capital (to average assets):	46,091	9.29		>19,853	>4.00		>24,816	>5.00

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

At December 31, 2012, the Bank’s funds available for payment of dividends were $41.6 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2012.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2012	2011

Assets
Cash	$979	$704
Investment in subsidiary	50,680	50,044
Securities available for sale	324	340
Loans	-	598
Foreclosed real estate	-	99
Accrued interest and other assets	1,480	1,130
Total Assets	$53,463	$52,915

Liabilities and Stockholders' Equity
Other liabilities	$204	$126
Junior subordinated debentures	12,887	12,887
Stockholders' equity	40,372	39,902
Total Liabilities and Stockholders' Equity	$53,463	$52,915

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2012	2011

Interest and fees on loans	$60	$57
Interest on investments	11	13
Net realized gain (loss) on sale of securities	2	(2)
Net gain on sale of foreclosed real estate	3	-
Impairment charge on equity securities	-	(231)
Interest expense on debentures	(241)	(222)
Other expenses	(232)	(132)
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(397)	(517)
Income tax benefit	135	176
Loss before equity in undistributed net
income of subsidiaries	(262)	(341)
Equity in undistributed net income of subsidiaries	997	2,811
Net Income	735	2,470

Other comprehensive (loss) income:
Unrealized losses on available for sale securities arising during the period	(2)	(40)
Reclassification adjustment for (gain) loss on securities transactions included in net income	(2)	233
Income tax (benefit) expense related to other comprehensive (loss) income	(1)	77
Other comprehensive (loss) income, net of income taxes	(5)	270
Comprehensive income	$730	$2,740

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2012	2011

Cash Flows from Operating Activities:
Net Income	$735	$2,470
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charge on equity securities	-	231
Net change in other assets and liabilities	(116)	(409)
Equity in undistributed net income of subsidiaries	(997)	(2,811)
Net Cash Used in Operating Activities	(378)	(519)

Cash Flows from Investing Activities:
Securities available for sale:
Sales	7	67
Maturities, calls and principal repayments	4	30
Net decrease in loans	697	270
Net Cash Provided by Investing Activities	708	367

Cash Flows from Financing Activities:
Purchase of treasury stock	(55)	-
Net Cash Used In Financing Activities	(55)	-

Net Increase (Decrease) in Cash and Cash Equivalents	275	(152)
Cash and Cash Equivalents - Beginning of Year	704	856
Cash and Cash Equivalents - End of Year	$979	$704

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.

EXHIBIT LIST

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.)
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010.)
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996.)
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on April 29, 2005.)
10.4*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008.)
10.5*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010.)
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

10.9*

Amendment #1 to the Salary Continuation Agreement with Donald L. Kovach dated June 11, 2002 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed with the SEC on March 16, 2011.)

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

10.13*

Employment Agreement by and between the Company, Bank and Anthony Labozzetta dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2010.)

10.14*

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
101**

Financial statements from the Annual Report on Form 10-K of Sussex Bancorp for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_________

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