Form 10-Q
period 2013-03-31
SUSSEX BANCORP
filed 2013-05-15
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                        Yes ☐                            No ☒

As of May 10, 2013 there were 3,430,663  shares of common stock, no par value, outstanding.

SUSSEX BANCORP

FORM 10-Q

1

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

▪	changes in the interest rate environment that reduce margins;
▪	changes in the regulatory environment;
▪	the highly competitive industry and market area in which we operate;
▪	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;
▪	changes in business conditions and inflation;
▪	changes in credit market conditions;
▪	changes in the securities markets which affect investment management revenues;
▪	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;
▪	changes in technology used in the banking business;
▪	the soundness of other financial services institutions which may adversely affect our credit risk;
▪	our controls and procedures may fail or be circumvented;
▪	new lines of business or new products and services which may subject us to additional risks;
▪	changes in key management personnel which may adversely impact our operations;
▪	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;
▪	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and
▪	other factors detailed from time to time in our filings with the SEC.

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

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$4,878	$6,268
Interest-bearing deposits with other banks	2,202	5,400
Cash and cash equivalents	7,080	11,668

Interest bearing time deposits with other banks	100	100
Securities available for sale, at estimated fair value	123,251	118,881
Securities held to maturity, at cost (estimated fair value of $5,675	5,473	5,221
and $5,472 at March 31, 2013 and December 31, 2012, respectively)
Federal Home Loan Bank Stock, at cost	2,115	1,980

Loans receivable, net of unearned income	349,684	347,736
Less: allowance for loan losses	5,306	4,976
Net loans receivable	344,378	342,760

Foreclosed real estate	6,622	5,066
Premises and equipment, net	6,336	6,476
Accrued interest receivable	1,781	1,741
Goodwill	2,820	2,820
Bank-owned life insurance	11,628	11,536
Other assets	7,228	6,485

Total Assets	$518,812	$514,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$53,825	$48,375
Interest bearing	380,018	384,061
Total Deposits	433,843	432,436

Short-term borrowings	3,000	-
Long-term borrowings	26,000	26,000
Accrued interest payable and other liabilities	3,167	3,039
Junior subordinated debentures	12,887	12,887

Total Liabilities	478,897	474,362

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
3,435,396 and 3,409,056 shares issued and 3,424,213 and 3,397,873 shares
outstanding at March 31, 2013 and December 31, 2012, respectively	28,171	28,117
Treasury stock, at cost; 11,183 shares	(59)	(59)
Retained earnings	12,056	11,958
Accumulated other comprehensive (loss) income	(253)	356

Total Stockholders' Equity	39,915	40,372

Total Liabilities and Stockholders' Equity	$518,812	$514,734

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands except per share data)	2013	2012
INTEREST INCOME
Loans receivable, including fees	$4,276	$4,450
Securities:
Taxable	154	320
Tax-exempt	262	245
Interest bearing deposits	5	17
Total Interest Income	4,697	5,032
INTEREST EXPENSE
Deposits	538	719
Borrowings	262	265
Junior subordinated debentures	54	62
Total Interest Expense	854	1,046
Net Interest Income	3,843	3,986
PROVISION FOR LOAN LOSSES	1,142	860
Net Interest Income after Provision for Loan Losses	2,701	3,126
OTHER INCOME
Service fees on deposit accounts	286	275
ATM and debit card fees	160	137
Bank-owned life insurance	92	103
Insurance commissions and fees	842	599
Investment brokerage fees	45	36
Net gain on sale of loans held for sale	-	47
Net gain on securities transactions	370	59
Net gain on sale of premises and equipment	-	1
Other	90	65
Total Other Income	1,885	1,322
OTHER EXPENSES
Salaries and employee benefits	2,235	2,424
Occupancy, net	394	362
Furniture, equipment and data processing	326	354
Advertising and promotion	40	71
Professional fees	185	158
Director fees	206	106
FDIC assessment	169	167
Insurance	76	53
Stationary and supplies	49	45
Loan collection costs	98	134
Expenses and write-downs related to foreclosed real estate	411	706
Amortization of intangible assets	1	2
Other	388	326
Total Other Expenses	4,578	4,908
Income (Loss) before Income Taxes	8	(460)
BENEFIT FOR INCOME TAXES	(90)	(265)
Net Income (Loss)	98	(195)
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (losses) gains on available for sale securities arising during the period	(644)	417
Reclassification adjustment for gain on securities transactions included in net income	(370)	(59)
Income tax expense (benefit) related to items of other comprehensive (loss) income	405	(143)
Other comprehensive (loss) income, net of income taxes	(609)	215
Comprehensive (loss) income	$(511)	$20
EARNINGS (LOSS) PER SHARE
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2013 and 2012
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net income	-	-	(195)	-	-	(195)
Other comprehensive income	-	-	-	215	-	215
Treasury shares purchased	(10,339)				(55)	(55)
Restricted stock granted	30,496	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	36	-	-	-	36

Balance March 31, 2012	3,393,106	$28,000	$11,028	$934	$(59)	$39,903

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	98	-	-	98
Other comprehensive loss	-	-	-	(609)	-	(609)
Restricted stock granted	26,340	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	54	-	-	-	54

Balance March 31, 2013	3,424,213	$28,171	$12,056	$(253)	$(59)	$39,915

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$98	$(195)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,142	860
Depreciation and amortization	171	165
Net amortization of securities premiums and discounts	921	574
Net realized gain on sale of securities	(370)	(59)
Net realized gain on sale of loans held for sale	-	(47)
Proceeds from the sale of loans held for sale	-	638
Net realized gain on sale of premises and equipment	-	(1)
Net realized gain on sale of foreclosed real estate	(29)	(2)
Write-downs of and provisions for foreclosed real estate	196	615
Deferred income taxes	381	-
Earnings on bank owned life insurance	(92)	(103)
Compensation expense for stock options and stock awards	54	36
(Increase) decrease in assets:
Accrued interest receivable	(40)	(49)
Other assets	(720)	370
Increase (decrease) in accrued interest payable and other liabilities	128	(468)
Net Cash Provided by Operating Activities	1,840	2,334
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(27,529)	(14,882)
Sales	10,836	4,919
Maturities, calls and principal repayments	10,769	5,258
Securities held to maturity:
Purchases	(263)	(849)
Maturities, calls and principal repayments	-	333
Net (increase) decrease in loans	(5,449)	3,120
Proceeds from the sale of foreclosed real estate	966	2
Purchases of bank premises and equipment	(30)	(306)
Proceeds from the sale of premises and equipment	-	12
Increase in FHLB stock	(135)	-
Net Cash Used in Investing Activities	(10,835)	(2,393)
Cash Flows from Financing Activities
Net increase in deposits	1,407	6,698
Increase in other borrowed funds	3,000	-
Purchase of treasury stock	-	(55)
Net Cash Provided by Financing Activities	4,407	6,643
Net (Decrease) Increase in Cash and Cash Equivalents	(4,588)	6,584
Cash and Cash Equivalents - Beginning	11,668	37,500
Cash and Cash Equivalents - Ending	$7,080	$44,084

Supplementary Cash Flows Information
Interest paid	$872	$1,065
Income taxes paid	$19	$-

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$2,689	$107
Loans transferred to held for sale	$-	$591

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us” or “our”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey and two in Orange County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements.  The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (“AOCI”) on each affected net income line item.  For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.  This information may be provided either in the notes or parenthetically on the face of the financial statements.  For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of March 31, 2013, and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2013
U.S. government agencies	$5,639	$1	$(14)	$5,626
State and political subdivisions	29,698	96	(665)	29,129
Mortgage-backed securities:
U.S. government-sponsored enterprises	87,929	535	(404)	88,060
Equity securities-financial services industry and other	405	47	(16)	436
	$123,671	$679	$(1,099)	$123,251

December 31, 2012
State and political subdivisions	$27,341	$594	$(194)	$27,741
Mortgage-backed securities:
U.S. government-sponsored enterprises	90,487	671	(449)	90,709
Equity securities-financial services industry and other	460	16	(45)	431
	$118,288	$1,281	$(688)	$118,881

Securities with a carrying value of approximately $34.2 million and $26.1 million at March 31, 2013, and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2013, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,000	2,016
Due after ten years	27,698	27,113
Total bonds and obligations	29,698	29,129
U.S. government agencies	5,639	5,626
Mortgage-backed securities:
U.S. government-sponsored enterprises	87,929	88,060
Equity securities-financial services industry and other	405	436
Total available for sale securities	$123,671	$123,251

Gross realized gains on sales of securities available for sale were $378 thousand and $79 thousand for the three months ended March 31, 2013 and 2012, respectively, and gross realized losses were $8 thousand and $20 thousand for the three months ended March 31, 2013 and 2012, respectively.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2013, and December 31, 2012.

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2013
U.S. government agencies	$3,391	$(14)	$-	$-	$3,391	$(14)
State and political subdivisions	19,194	(665)	-	-	19,194	(665)
Mortgage-backed securities:				-
U.S. government-sponsored enterprises	33,331	(281)	4,336	(123)	37,667	(404)
Equity securities-financial services industry and other	131	(12)	114	(4)	245	(16)
Total temporarily impaired securities	$56,047	$(972)	$4,450	$(127)	$60,497	$(1,099)

December 31, 2012
State and political subdivisions	$9,788	$(194)	$-	$-	$9,788	$(194)
Mortgage-backed securities:
U.S. government-sponsored enterprises	31,901	(305)	4,658	(144)	36,559	(449)
Equity securities-financial services industry and other	106	(37)	109	(8)	215	(45)
Total temporarily impaired securities	$41,795	$(536)	$4,767	$(152)	$46,562	$(688)

As of March 31, 2013, we reviewed our available for sale investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At March 31, 2013, the decline in fair value and the unrealized losses for our U.S. Government Agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2013, there were two securities with a fair value of $3.4 million that had an unrealized loss that amounted to $14 thousand.  As of March 31, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. Government Agency securities at March 31, 2013, were deemed to be other-than-temporarily impaired.

State and Political Subdivisions

At March 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2013, there were 37 securities with a fair value of $19.2 million that had an unrealized loss that amounted to $665 thousand.  The average loss amounts to 3.3% of amortized cost at March 31, 2013.   These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2013 were deemed to be other-than-temporarily-impaired.

At December 31, 2012, the decline in fair value and the related unrealized losses for the Company’s state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2012, there were 17 securities with a fair value of $9.8 million that had an unrealized loss that amounted to $194 thousand.  The average loss amounts to 1.9% of amortized cost at December 31, 2012.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our state and political subdivision securities at December 31, 2012 were deemed to be other-than-temporarily impaired.

Mortgage-Backed Securities

At March 31, 2013, the decline in fair value and the unrealized losses for our mortgaged-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2013, there were 25 securities with a fair value of $37.7 million that had an unrealized loss that amounted to $404 thousand.  As of March 31, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2013, were deemed to be other-than-temporarily impaired.

At December 31, 2012, the decline in fair value and the unrealized losses for our mortgage-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2012, there were 22 securities with a fair value of $36.6 million that had an unrealized loss that amounted to $449 thousand.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

Equity Securities

Our investments in marketable equity securities consist primarily of one equity portfolio fund and common stock of entities in the financial services industry.  At March 31, 2013, there were two securities with a fair value of $245 thousand that had an unrealized loss of $16 thousand.  These securities have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  As of March 31, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013.

At December 31, 2012, there were two securities with a fair value of $215 thousand that had an unrealized loss of $45 thousand.  These securities have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the banking industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of March 31, 2013, and December 31, 2012, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2013
State and political subdivisions	$5,473	$216	$(14)	$5,675

December 31, 2012
State and political subdivisions	$5,221	$260	$(9)	$5,472

The amortized cost and carrying value of securities held to maturity at March 31, 2013, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,486	$1,486
Due after one year through five years	-	-
Due after five years through ten years	1,301	1,322
Due after ten years	2,686	2,867
Total held to maturity securities	$5,473	$5,675

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at March 31, 2013, and December 31, 2012:

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2013
State and political subdivisions	$561	$(10)	$261	$(4)	$822	$(14)

December 31, 2012
State and political subdivisions	$830	$(9)	$-	$-	$830	$(9)

As of March 31, 2013, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At March 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2013, there were two securities with a fair value of $822 thousand that had an unrealized loss that amounted to $14 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2013,  were deemed to be other-than-temporarily impaired.

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

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2013, and December 31, 2012, is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial	$18,247	$16,158
Construction	7,819	7,004
Commercial real estate	223,575	225,345
Residential real estate	99,117	98,301
Consumer and other	1,226	1,255
	349,984	348,063
Unearned net loan origination fees	(300)	(327)
Allowance for loan losses	(5,306)	(4,976)
Net loans receivable	$344,378	$342,760

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $593 thousand and $695 thousand at March 31, 2013, and December 31, 2012, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2013 and 2012:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
March 31, 2013
Beginning balance	$271	$223	$3,395	$869	$38	$180	$4,976
Charge-offs	(6)	(42)	(739)	(28)	(9)	-	(824)
Recoveries	-	-	7	-	5	-	12
Provision	10	220	789	58	(22)	87	1,142
Ending balance	$275	$401	$3,452	$899	$12	$267	$5,306

March 31, 2012
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	-	-	(295)	(157)	(16)	-	(468)
Recoveries	1	-	11	-	3	-	15
Provision	-	288	637	146	35	(246)	860
Ending balance	$305	$582	$5,186	$976	$31	$537	$7,617

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2013, and December 31, 2012, disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

March 31, 2013
Commercial and industrial	$275	$-	$275	$18,247	$-	$18,247
Construction	401	118	283	7,819	1,455	6,364
Commercial real estate	3,452	434	3,018	223,575	11,485	212,090
Residential real estate	899	113	786	99,117	3,403	95,714
Consumer and other loans	12	-	12	1,226	-	1,226
Unallocated	267	-	-	-	-	-
Total	$5,306	$665	$4,374	$349,984	$16,343	$333,641

December 31, 2012
Commercial and industrial	$271	$27	$244	$16,158	$27	$16,131
Construction	223	42	181	7,004	2,462	4,542
Commercial real estate	3,395	230	3,165	225,345	12,682	212,663
Residential real estate	869	66	803	98,301	3,351	94,950
Consumer and other loans	38	-	38	1,255	-	1,255
Unallocated	180	-	-	-	-	-
Total	$4,976	$365	$4,431	$348,063	$18,522	$329,541

An age analysis of loans receivable which were past due as of March 31, 2013, and December 31, 2012, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

March 31, 2013
Commercial and industrial	$-	$-	$-	$-	$18,247	$18,247	$-
Construction	-	-	1,417	1,417	6,402	7,819	-
Commercial real estate	1,212	81	10,777	12,070	211,505	223,575	-
Residential real estate	816	99	3,417	4,332	94,785	99,117	76
Consumer and other	20	-	-	20	1,206	1,226	-
Total	$2,048	$180	$15,611	$17,839	$332,145	$349,984	$76

December 31, 2012
Commercial and industrial	$-	$-	$27	$27	$16,131	$16,158	$-
Construction	-	-	2,462	2,462	4,542	7,004	-
Commercial real estate	1,103	1,303	12,127	14,533	210,812	225,345	65
Residential real estate	207	127	3,315	3,649	94,652	98,301	-
Consumer and other	12	3	144	159	1,096	1,255	143
Total	$1,322	$1,433	$18,075	$20,830	$327,233	$348,063	$208

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at March 31, 2013, and December 31, 2012, were:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial	$-	$27
Construction	1,417	2,462
Commercial real estate	10,777	12,062
Residential real estate	3,341	3,315
Consumer and other	-	1
Total	$15,535	$17,867

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

Substandard: This category represents loans that the primary source of repayment has significantly deteriorated or weakened which has or could threaten the borrowers’ ability to make scheduled payments.  The weaknesses require close supervision by management and there is a distinct possibility that the Company could sustain some loss if the deficiencies are not corrected.  Such weaknesses could jeopardize the timely and ultimate collection of our loan principal and interest or fees due.  Loss may not be expected or evident, however, loan repayment is inadequately supported by current financial information or pledged collateral.

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2013, and December 31, 2012:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial and industrial	$18,062	$163	$22	$-	$18,247
Construction	6,403	-	1,256	160	7,819
Commercial real estate	205,558	2,666	15,016	335	223,575
Residential real estate	94,472	1,046	3,599	-	99,117
Consumer and other	1,083	143	-	-	1,226
	$325,578	$4,018	$19,893	$495	$349,984

December 31, 2012
Commercial and industrial	$15,860	$269	$23	$6	$16,158
Construction	4,542	-	2,462	-	7,004
Commercial real estate	203,106	4,648	17,256	335	225,345
Residential real estate	93,563	253	4,485	-	98,301
Consumer and other	1,112	-	143	-	1,255
	$318,183	$5,170	$24,369	$341	$348,063

The following table reflects information about our impaired loans by class as of March 31, 2013, and December 31, 2012:

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Construction	$988	$988	$-	$2,420	$2,743	$-
Commercial real estate	4,721	6,948	-	10,466	13,581	-
Residential real estate	1,860	1,953	-	2,675	2,768	-

With an allowance recorded:
Commercial and industrial	-	-	-	27	27	27
Construction	467	789	118	42	42	42
Commercial real estate	6,764	7,645	434	2,216	3,135	230
Residential real estate	1,543	1,544	113	676	675	66

Total:
Commercial and industrial	-	-	-	27	27	27
Construction	1,455	1,777	118	2,462	2,785	42
Commercial real estate	11,485	14,593	434	12,682	16,716	230
Residential real estate	3,403	3,497	113	3,351	3,443	66
	$16,343	$19,867	$665	$18,522	$22,971	$365

The following table presents the average recorded investment and income recognized for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$2,262	$-	$-	$-
Construction	6,145	-	2,662	-
Commercial real estate	1,771	2	9,235	25
Residential real estate	-	-	1,717	33
Total impaired loans without a related allowance	10,178	2	13,614	58

With an allowance recorded:
Commercial and industrial	141	-	62	-
Construction	546	-	1,408	-
Commercial real estate	7,650	5	13,102	6
Residential real estate	1,477	3	344	1
Total impaired loans with an allowance	9,814	8	14,916	7
Total impaired loans	$19,992	$10	$28,530	$65

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total

March 31, 2013
Performing	$617	$-	$-	$617
Non-performing	1,980	-	-	1,980
Total	$2,597	$-	$-	$2,597

December 31, 2012
Performing	$603	$-	$5	$608
Non-performing	1,829	6	228	2,063
Total	$2,432	$6	$233	$2,671

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2013, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table summarizes troubled debt restructurings that occurred during the three months ended March 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

Commercial real estate	1	$163	$163
Residential real estate	1	302	302

There were no troubled debt restructurings that occurred during the three months ended March 31, 2012.  The troubled debt restructurings described above did not require an allocation of the allowance for credit losses for the three months ended March 31, 2013 and 2012.  No charge-offs were recorded during the three months ended March 31, 2013 and 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2013 and 2012.

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms.  The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $44 thousand for the three months ended March 31, 2013.  No allocation to the allowance for credit losses was made for the three months ended March 31, 2012.  There were no charge-offs on these defaulted troubled debt restructurings during the three months ended March 31, 2013 and 2012.

NOTE 5 – EARNINGS (LOSS) PER SHARE

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

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share:
Net earnings (loss) applicable to common shareholders	$98	3,283,727	$0.03	$(195)	3,255,857	$(0.06)
Effect of dilutive securities:
Nonvested stock awards	-	32,355		-	-
Diluted earnings per share:
Net earnings (loss) applicable to common shareholders and assumed conversions	$98	3,316,082	$0.03	$(195)	3,255,857	$(0.06)

Options to purchase 47,091 and 97,434 shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 6 – OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(644)	$(257)	$(387)	$417	$167	$250
Reclassification adjustment for gains on securities transactions included in net income	(370)	(148)	(222)	(59)	(24)	(35)
Total other comprehensive (loss) income	$(1,014)	$(405)	$(609)	$358	$143	$215

Reclassification adjustments for gains on securities transactions of $370 thousand and $59 thousand for the three months ended March 31, 2013 and 2012, respectively, are presented in the income statement on the line item for net gain on securities transactions.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Three Months Ended March 31, 2013:
Net interest income from external sources	$3,843	$-	$3,843
Other income from external sources	1,043	842	1,885
Depreciation and amortization	169	2	171
(Loss) income before income taxes	(192)	200	8
Income tax (benefit) expense (1)	(170)	80	(90)
Total assets	515,319	3,493	518,812

Three Months Ended March 31, 2012:
Net interest income from external sources	$3,986	$-	$3,986
Other income from external sources	723	599	1,322
Depreciation and amortization	162	3	165
(Loss) income before income taxes	(499)	39	(460)
Income tax (benefit) expense (1)	(281)	16	(265)
Total assets	509,943	3,241	513,184

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

Information regarding our stock option plans as of March 31, 2013, was as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	55,751	$12.48
Options expired	(8,660)	8.86
Options outstanding, end of quarter	47,091	$13.14	1.25	-
Options exercisable, end of quarter	47,091	$13.14	1.25	-
Option price range at end of quarter	$8.99 to $16.45
Option price range for exercisable shares	$8.99 to $16.45

During the three months ended March 31, 2013 and 2012, we expensed $54 thousand and $36 thousand, respectively, in stock-based compensation under restricted stock awards.  The summary of changes in unvested restricted stock awards for the three months ended March 31, 2013, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	123,144	$4.83
Granted	26,340	6.01
Vested	(14,018)	5.26
Unvested restricted stock, end of period	135,466	$5.01

At March 31, 2013, unrecognized compensation expense for non-vested restricted stock was $579 thousand, which is expected to be recognized over an average period of 2.9 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We, generally, hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2013, we had $2.1 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2013, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2013:
U.S. government agencies	$5,626	$-	$5,626	$-
State and political subdivisions	29,129	-	29,129	-
Mortgage-backed securities
U.S. government-sponsored enterprises	88,060	-	88,060	-
Equity securities-financial services industry and other	436	436	-	-

December 31, 2012:
State and political subdivisions	$27,741	$-	$27,741	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	90,709	-	90,709	-
Equity securities-financial services industry and other	431	431	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012, are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2013:
Impaired loans	$9,017	$-	$-	$9,017
Foreclosed real estate	3,270	-	-	3,270

December 31, 2012:
Impaired loans	$6,239	$-	$-	$6,239
Foreclosed real estate	3,612	-	-	3,612

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

March 31, 2013:
Impaired loans	$9,017	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-6.3%)
			Selling
			expenses (1)	-7.0% (-7.0%)
Foreclosed real estate	3,270	Appraisal of
		collateral

December 31, 2012:
Impaired loans	$6,239	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-21.8%)
			Selling
			expenses (1)	-7.0% (-7.0%)
Foreclosed real estate	3,612	Appraisal of
		collateral

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2013, and December 31, 2012:

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

Borrowings (Carried at Cost): Fair values of Federal Home Loan Bank (“FHLB”) advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

The fair values of our financial instruments at March 31, 2013, and December 31, 2012, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	March 31, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$7,080	$7,080	$7,080	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	123,251	123,251	436	122,815	-
Securities held to maturity	5,473	5,675	-	5,675	-
Federal Home Loan Bank stock	2,115	2,115	-	2,115	-
Loans receivable, net of allowance	344,378	353,783	-	-	353,783
Accrued interest receivable	1,781	1,781	-	1,781	-

Financial liabilities:
Non-maturity deposits	332,712	329,462	329,462	-	-
Time deposits	101,131	102,929	-	102,929	-
Borrowings	29,000	32,168	-	32,168	-
Junior subordinated debentures	12,887	6,375	-	6,375	-
Accrued interest payable	255	255	-	255	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,668	$11,668	$11,668	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	118,881	118,881	431	118,450	-
Securities held to maturity	5,221	5,472	-	5,472	-
Federal Home Loan Bank stock	1,980	1,980	-	1,980	-
Loans receivable, net of allowance	342,760	353,208	-	-	353,208
Accrued interest receivable	1,741	1,741	-	1,741	-

Financial liabilities:
Non-maturity deposits	328,856	327,096	327,096	-	-
Time deposits	103,580	105,680	-	105,680	-
Borrowings	26,000	29,476	-	29,476	-
Junior subordinated debentures	12,887	6,315	-	6,315	-
Accrued interest payable	273	273	-	273	-

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP and practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2013.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Overview -  For the quarter ended March 31, 2013, we reported net income of $98 thousand, or $0.03 per basic and diluted share, as compared to a net loss of $195 thousand, or ($0.06) per basic and diluted share, for the same period last year.  The improvement for the quarter ended March 31, 2013 in net income was largely due to an increase in gains on securities transactions and higher pre-tax earnings produced by our insurance subsidiary, Tri-State Insurance Agency, Inc., which increased $161 thousand to $200 thousand for the first quarter of 2013 as compared to the same period last year.  Total credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) was approximately the same at $1.7 million for the first quarter of 2013 as compared to the same period in 2012.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$32,197	$397	5.00%	$24,686	$371	6.04%
Taxable	99,391	154	0.63%	77,506	320	1.66%
Total securities	131,588	551	1.70%	102,192	691	2.72%
Total loans receivable (4)	349,479	4,276	4.96%	335,558	4,450	5.33%
Other interest-earning assets	7,976	5	0.25%	33,837	17	0.20%
Total earning assets	489,043	$4,832	4.01%	$471,587	$5,158	4.40%

Non-interest earning assets	40,461			41,203
Allowance for loan losses	(5,302)			(7,543)
Total Assets	$524,202			505,247

Sources of Funds:
Interest bearing deposits:
NOW	$112,318	$36	0.13%	$92,293	$51	0.22%
Money market	14,904	9	0.24%	17,560	20	0.46%
Savings	157,907	110	0.28%	163,130	206	0.51%
Time	103,479	383	1.50%	109,950	442	1.62%
Total interest bearing deposits	388,608	538	0.56%	382,933	719	0.76%
Borrowed funds	26,600	262	3.99%	26,000	265	4.10%
Junior subordinated debentures	12,887	54	1.70%	12,887	62	1.93%
Total interest bearing liabilities	428,095	$854	0.81%	$421,820	$1,046	1.00%

Non-interest bearing liabilities:
Demand deposits	49,859			41,314
Other liabilities	5,808			2,013
Total non-interest bearing liabilities	55,667			43,327
Stockholders' equity	40,440			40,100
Total Liabilities and Stockholders' Equity	$524,202			$505,247

Net Interest Income and Margin (5)		3,978	3.30%		4,112	3.51%
Tax-equivalent basis adjustment		(135)			(126)
Net Interest Income		$3,843			$3,986

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

Net Interest Income – Net interest income is the difference between interest and fees on loans and other interest-earning assets and interest paid on interest-bearing liabilities.  Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities.

Net interest income on a fully tax equivalent basis declined $134 thousand, or 3.4%, to $4.0 million for the first quarter of 2013 as compared to $4.1 million for same period in 2012.  The decrease in net interest income was largely due to the Company’s net interest margin declining 21 basis points to 3.30% for the first quarter of 2013 compared to the same period last year.  The decline in the net interest margin was mostly due to a 39 basis point decline in the average rate earned on interest earning assets.  This decline in net interest income was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 19 basis points to 0.81% for the first quarter of 2013 from 1.00% for the same period in 2012, and a $17.5 million, or 3.7%, increase in average interest earning assets, principally securities.

Interest Income – Our total interest income, on a fully tax equivalent basis, decreased $326 thousand, or 6.3%, to $4.8 million for the quarter ended March 31, 2013, as compared to the same period last year.  The decline was due to lower earning asset yields, which decreased 39 basis points to 4.01% for the quarter ended March 31, 2013, as compared to the same period in 2012.

Our total interest income earned on loans receivable decreased $174 thousand, or 3.9%, to $4.3 million for the first quarter of 2013 as compared to the same period in 2012.  The decline was driven by a 37 basis point decline in average yields to 4.96% for the quarter ended March 31, 2013, as compared to the same period in 2012.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $140 thousand, to $551 thousand for the quarter ended March 31, 2013, from $691 thousand for the same period in 2012.  This decrease was largely due to a decline in the average rate earned on securities, which declined 102 basis points for the quarter ended March 31, 2013, as compared to the same period last year.  The lower yields on securities reflect investment in securities in a low market rate environment.  The decrease in interest income on securities was offset by a $29.4 million, or 28.8%, increase in average balance of securities for the three months ended March 31, 2013, as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $12 thousand for the first quarter of 2013 as compared to the same period in 2012 due to a decline in average balances.  The average balances in other interest-earning assets decreased $25.9 million to $8.0 million in the first quarter of 2013 from $33.8 million during the first quarter a year earlier.

Interest Expense – Our interest expense for the three months ended March 31, 2013 decreased $192 thousand, or 18.4%, to $854 thousand from $1.0 million for the same period in 2012.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 19 basis points from 1.00% for the three months ended March 31, 2012, to 0.81% for the same period in 2013.  The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $6.3 million, or 1.5%, to $428.1 million for the first quarter of 2013 from $421.8 million for the same period in 2012.

Our interest expense on deposits declined $181 thousand, or 25.2%, for the quarter ended March 31, 2013, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 20 basis points to 0.56% for the first quarter 2013 as compared to the same period in 2012.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two first quarter periods.  The aforementioned benefit from the decline in rates paid on deposits was partly offset by $5.7 million, or 1.5%, increase in interest bearing deposits.

Provision for Loan Losses – Provision for loan losses increased $282 thousand to $1.1 million for the first quarter of 2013, as compared to $860 thousand for the same period in 2012.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $590 thousand, or 44.6%, to $1.9 million for the first quarter of 2013 as compared to the same period last year.  The increase in non-interest income was largely due to increases in gains on securities transactions and an increase in insurance commissions and fees of $311 thousand and $243 thousand, respectively.  Proceeds from the sale of securities were primarily used to fund loan growth.

Non-Interest Expense – Our non-interest expenses decreased $303 thousand, or 6.2%, to $4.6 million for the first quarter of 2013 as compared to the same period last year.  The decrease for the first quarter of 2013 versus the same period in 2012 was largely due to declines in expenses related to foreclosed real estate and salaries and employee benefits expense, which decreased $268 thousand and $189 thousand, respectively.  The aforementioned declines were partly offset by increases in directors’ fees and other expenses of $100 thousand and $62 thousand, respectively.  The increase in directors’ fees is principally due to the impact on the directors’ deferred stock plan resulting from fluctuations in our stock price, which increased $2.11 per share, or 39.2%, at March 31, 2013, as compared to December 31, 2012.

Income Taxes – Our income tax benefit, which includes both federal and state tax benefits, was $90 thousand for the three months ended March 31, 2013, compared to income tax benefit of $265 thousand for the first quarter of 2012.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2013 TO DECEMBER 31, 2012

At March 31, 2013, our total assets were $518.8 million, an increase of $4.1 million, or 0.8%, as compared to total assets of $514.7 million at December 31, 2012.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $4.6 million to $7.1 million at March 31, 2013, or 1.4% of total assets, from $11.7 million, or 2.3% of total assets, at December 31, 2012.  The decrease was largely due to the investment of excess liquidity into securities.

Securities Portfolio – At March 31, 2013, total investment securities, which include available for sale and held to maturity securities, were $128.7 million compared to $124.1 million at December 31, 2012. Available for sale securities were $123.3 million at March 31, 2013, compared to $118.9 million at December 31, 2012. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.5 million at March 31, 2013, compared to $5.2 million at December 31, 2012.

Other investments totaled $2.1 million and $2.0 million at March 31, 2013 and December 31, 2012, respectively, and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at March 31, 2013 and December 31, 2012.

Net unrealized (losses) gains in the securities portfolio were ($218) thousand and $844 thousand at March 31, 2013 and December 31, 2012, respectively. The decrease in the fair value of the investment securities was driven by state and political subdivisions and U.S. government-sponsored enterprises. Gross unrealized gains decreased by $646 thousand to $895 thousand at March 31, 2013, as compared to $1.5 million at December 31, 2012.  The increase in gross unrealized losses of $416 thousand to $1.1 million at March 31, 2013, as compared to December 31, 2012, was largely attributed to lower fair values of state and political subdivisions.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities have been evaluated for other-than-temporary impairment as of March 31, 2013, and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation, we do not intend to sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, at March 31, 2013, increased $1.9 million to $349.7 million from $347.7 million at December 31, 2012.  The increase was largely in commercial and industrial loans, which grew by $2.1 million, or 12.9%, to $18.2 million at March 31, 2013, as compared to December 31, 2012.  Approximately 92% of our loan portfolio is secured by real estate and approximately 5% of the loan portfolio is commercial and industrial based loans.  We do not originate sub-prime or unconventional one to four family real estate loans.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial loans	$18,247	$16,158
Construction	7,819	7,004
Commercial real estate	223,575	225,345
Residential real estate	99,117	98,301
Consumer and other	1,226	1,255
Total gross loans	$349,984	$348,063

Loan and Asset Quality – Our overall credit quality continued to show positive trends through March 31, 2013, as our total problem assets, which is comprised of foreclosed real estate, criticized assets and classified assets, declined $3.9 million, or 11.2%, to $31.0 million at March 31, 2013 from $35.0 million at December 31, 2012. Our total problem assets declined 50.6% from a historical high of $62.8 million at March 31, 2010, as compared to March 31, 2013.

Non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $904 thousand, or 3.8%, to $22.9 million at March 31, 2013, as compared to $23.8 million at December 31, 2012.  The ratios of NPAs to total assets for March 31, 2013 and December 31, 2012 were 4.4% and 4.6%, respectively.  Non-accrual loans decreased $2.3 million, or 13.1%, to $15.5 million at March 31, 2013, as compared to $17.9 million at December 31, 2012 and declined 42.9% since March 31, 2012.  Non-accrual loans to total assets fell to 2.99% at March 31, 2013, which is the lowest level since 2007.

The allowance for loan losses was $5.3 million, or 1.5% of total loans, at March 31, 2013, compared to $5.0 million, or 1.4% of total loans, at December 31, 2012. The increase in the allowance for loan losses was largely attributed to $1.1 million in provision for loan losses, which was in part offset by $812 thousand in net charge-offs for the first quarter of 2013. Total credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) was approximately the same at $1.7 million for the first quarter of 2013 as compared to the same period in 2012.

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

(Dollars in thousands)	March 31, 2013	December 31, 2012

Non-accrual loans	$15,535	$	$ 17,867
Non-accrual loans to total loans	4.44%		5.14%
Non-performing assets	$22,850	$	$ 23,749
Non-performing assets to total assets	4.40%		4.61%
Allowance for loan losses as a % of non-performing loans	32.70%		26.63%
Allowance for loan losses to total loans	1.52%		1.43%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at March 31, 2013 were $16.3 million and at December 31, 2012 were $18.5 million.  Impaired loans measured at fair value on a non-recurring basis increased to $9.0 million on March 31, 2013 from $6.2 million at December 31, 2012. The principal balances on loans measured at fair value were $9.7 million and $6.6 million, net of valuation allowance of $665 thousand at March 31, 2013, and $365 thousand at December 31, 2012.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Impaired and restructured loans still accruing totaled $617 thousand at March 31, 2013, and $608 thousand at December 31, 2012.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2013, we had seven loan relationships totaling $3.5 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At March 31, 2013, the total allowance for loan losses increased $330 thousand, or 6.6%, to $5.3 million, as compared to $5.0 million at December 31, 2012.  The components of this increase were a provision for loan losses of $1.1 million and net charge-offs totaling $812 thousand in the first three months of 2013.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.5% at March 31, 2013, and 1.4% at December 31, 2012.

The table below presents information regarding our provision and allowance for loan losses at March 31, 2013 and 2012:

(Dollars in thousands)	March 31, 2013	March 31, 2012

Balance, beginning of period	$4,976	$7,210
Provision	1,142	860
Charge-offs	(824)	(468)
Recoveries	12	15
Balance, end of period	$5,306	$7,617

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	March 31, 2013		December 31, 2012
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$275	5.2%	$271	4.6%
Construction	401	2.2%	223	2.0%
Commercial real estate	3,452	63.9%	3,395	64.7%
Residential real estate	899	28.3%	869	28.3%
Consumer and other loans	12	0.4%	38	0.4%
Unallocated	267	-	180	-
Total	$5,306	100.0%	$4,976	100.0%

Bank-Owned Life Insurance (BOLI) –  Our BOLI carrying value amounted to $11.6 million at March 31, 2013, and $11.5 million at December 31, 2012.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2013 and December 31, 2012, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $1.4 million, or 0.3%, to $433.8 million at March 31, 2013, from $432.4 million at December 31, 2012.  The increase in deposits was due to an increase in non-interest bearing deposits of $5.4 million, or 11.3%, which was partially offset by a decrease in interest bearing checking and time deposits of $2.5 million and $2.4 million, respectively, for March 31, 2013 as compared to December 31, 2012.  Our funding mix continues to improve as low cost deposits grow.

Borrowings – Borrowings consist of long term and short term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $29.0 million and $26.0 million in borrowings, at a weighted average interest rate of 3.65% at March 31, 2013 and 4.03% at December 31, 2012.  The borrowings at March 31, 2013 consisted of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate and overnight advances.

Junior Subordinated Debentures – On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2013, was 1.72%.  The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $39.9 million at March 31, 2013, and $40.4 million at December 31, 2012.  In order to preserve capital, our Board of Directors elected not to declare any cash dividends in the first three months of 2013 or 2012. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2013, total deposits amounted to $433.8 million, an increase of $1.4 million, or 0.3%, from December 31, 2012. At March 31, 2013 and December 31, 2012, advances from FHLB and subordinated debentures totaled $41.9 million and  $38.9 million, respectively, and represented 8.1% and 7.6% of total assets, respectively.

Loan production continued to be our principal investing activity. Loans receivable at March 31, 2013, amounted to $349.7 million, an increase of $1.9 million, or 0.6%, compared to December 31, 2012.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2013, the total of such assets amounted to $7.1 million, or 1.4%, of total assets, compared to $11.7 million, or 2.3%, of total assets at December 31, 2012. Another significant liquidity source is our available for sale securities portfolio.  At  March 31, 2013, available for sale securities amounted to $123.3 million compared to $118.9 million at December 31, 2012.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $24.9 million through its membership in the FHLB and $4.0 million at Atlantic Central Bankers Bank at March 31, 2013.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At March 31, 2013, the Bank's Tier I and Tier II capital ratios were 12.75% and 14.01%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of March 31, 2013, the Bank had a leverage ratio of 9.09%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  As of March 31, 2013,  our total assets exceeded $500 million.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2013, totaled $68.5 million and consisted of $34.5 million in commitments to grant commercial real estate, construction and land development loans, $13.2 million in home equity lines of credit, $32.3 million in other unused commitments and $1.8 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

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

                           SUSSEX BANCORP

            By: /s/ Steven M. Fusco                .

                   STEVEN M. FUSCO

                   Senior Vice President and

                   Chief Financial Officer

                   (Principle Financial and Accounting Officer)

                   Date: May 15, 2013

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on April 28, 2010).
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended March  31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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