Form 10-Q
period 2013-06-30
SUSSEX BANCORP
filed 2013-08-09
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                        Yes ☐                            No ☒

As of August 7, 2013 there were 4,629,113  shares of common stock, no par value, outstanding.

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

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$7,124	$6,268
Interest-bearing deposits with other banks	1,181	5,400
Cash and cash equivalents	8,305	11,668

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	105,197	118,881
Securities held to maturity, at cost (fair value of $5,285 and
$5,472 at June 30, 2013 and December 31, 2012, respectively)	5,239	5,221
Federal Home Loan Bank Stock, at cost	2,885	1,980

Loans receivable, net of unearned income	376,183	347,736
Less: allowance for loan losses	5,647	4,976
Net loans receivable	370,536	342,760

Foreclosed real estate	3,392	5,066
Premises and equipment, net	6,684	6,476
Accrued interest receivable	1,717	1,741
Goodwill	2,820	2,820
Bank-owned life insurance	11,718	11,536
Other assets	8,164	6,485

Total Assets	$526,757	$514,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$58,084	$48,375
Interest bearing	371,198	384,061
Total Deposits	429,282	432,436

Short-term borrowings	17,500	-
Long-term borrowings	26,000	26,000
Accrued interest payable and other liabilities	2,863	3,039
Junior subordinated debentures	12,887	12,887

Total Liabilities	488,532	474,362

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
3,441,996 and 3,409,056 shares issued and 3,430,813 and 3,397,873 shares
outstanding at June 30, 2013 and December 31, 2012, respectively	28,231	28,117
Treasury stock, at cost; 11,183 shares	(59)	(59)
Retained earnings	12,190	11,958
Accumulated other comprehensive (loss) income	(2,137)	356

Total Stockholders' Equity	38,225	40,372

Total Liabilities and Stockholders' Equity	$526,757	$514,734

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2013	2012	2013	2012
INTEREST INCOME
Loans receivable, including fees	$4,485	$4,375	$8,761	$8,825
Securities:
Taxable	126	433	280	753
Tax-exempt	246	290	508	535
Interest bearing deposits	2	9	7	26
Total Interest Income	4,859	5,107	9,556	10,139
INTEREST EXPENSE
Deposits	453	632	991	1,351
Borrowings	273	264	535	529
Junior subordinated debentures	55	61	109	123
Total Interest Expense	781	957	1,635	2,003
Net Interest Income	4,078	4,150	7,921	8,136
PROVISION FOR LOAN LOSSES	700	958	1,842	1,818
Net Interest Income after Provision for Loan Losses	3,378	3,192	6,079	6,318
OTHER INCOME
Service fees on deposit accounts	271	275	557	550
ATM and debit card fees	178	151	338	288
Bank-owned life insurance	90	101	182	204
Insurance commissions and fees	647	609	1,489	1,208
Investment brokerage fees	54	36	99	72
Net gain on sale of loans held for sale	-	-	-	47
Net gain on securities transactions	29	135	399	194
Net loss on sale of premises and equipment	-	(7)	-	(6)
Other	94	118	184	183
Total Other Income	1,363	1,418	3,248	2,740
OTHER EXPENSES
Salaries and employee benefits	2,321	2,124	4,556	4,548
Occupancy, net	347	354	741	716
Furniture, equipment and data processing	331	334	657	688
Advertising and promotion	95	88	135	159
Professional fees	198	145	383	303
Director fees	(13)	74	193	180
FDIC assessment	178	172	347	339
Insurance	63	58	139	111
Stationary and supplies	51	39	100	84
Loan collection costs	116	201	214	335
Net expenses and write-downs related to foreclosed real estate	597	101	1,008	807
Amortization of intangible assets	-	1	1	3
Other	405	373	793	699
Total Other Expenses	4,689	4,064	9,267	8,972
Income before Income Taxes	52	546	60	86
(BENEFIT) EXPENSE FOR INCOME TAXES	(82)	65	(172)	(200)
Net Income	134	481	232	286
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (losses) gains on available for sale securities arising during the period	(3,113)	303	(3,757)	720
Reclassification adjustment for gain on securities transactions included in net income	(29)	(135)	(399)	(194)
Income tax expense (benefit) related to items of other comprehensive (loss) income	1,258	(67)	1,663	(210)
Other comprehensive (loss) income, net of income taxes	(1,884)	101	(2,493)	316
Comprehensive (loss) income	$(1,750)	$582	$(2,261)	$602
EARNINGS PER SHARE
Basic	$0.04	$0.15	$0.07	$0.09
Diluted	$0.04	$0.14	$0.07	$0.09
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2013 and 2012
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net income	-	-	286	-	-	286
Other comprehensive income	-	-	-	316	-	316
Treasury shares purchased	(10,339)				(55)	(55)
Restricted stock granted	36,496	-	-	-	-	-
Restricted stock forfeited	(982)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	73	-	-	-	73

Balance June 30, 2012	3,398,124	$28,037	$11,509	$1,035	$(59)	$40,522

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	232	-	-	232
Other comprehensive loss	-	-	-	(2,493)	-	(2,493)
Restricted stock granted	32,940	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	114	-	-	-	114

Balance June 30, 2013	3,430,813	$28,231	$12,190	$(2,137)	$(59)	$38,225

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$232	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,842	1,818
Depreciation and amortization	344	336
Net amortization of securities premiums and discounts	1,782	1,212
Net realized gain on sale of securities	(399)	(194)
Net realized gain on sale of loans held for sale	-	(47)
Proceeds from the sale of loans held for sale	-	638
Net realized loss on sale of premises and equipment	-	6
Net realized gain on sale of foreclosed real estate	(35)	(3)
Write-downs of and provisions for foreclosed real estate	742	684
Deferred income taxes	943	(418)
Earnings on bank owned life insurance	(182)	(204)
Compensation expense for stock options and stock awards	114	73
(Increase) decrease in assets:
Accrued interest receivable	24	47
Other assets	(961)	(1,451)
Decrease in accrued interest payable and other liabilities	(176)	(89)
Net Cash Provided by Operating Activities	4,270	2,694
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(28,744)	(40,131)
Sales	13,029	7,125
Maturities, calls and principal repayments	23,884	13,386
Securities held to maturity:
Purchases	(573)	(1,933)
Maturities, calls and principal repayments	532	966
Net increase in loans	(32,307)	(11,478)
Proceeds from the sale of foreclosed real estate	3,656	202
Purchases of bank premises and equipment	(551)	(357)
Proceeds from the sale of premises and equipment	-	12
Increase in FHLB stock	(905)	(106)
Net Cash Used in Investing Activities	(21,979)	(32,314)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(3,154)	4,706
Increase in short-term borrowings	17,500	-
Purchase of treasury stock	-	(55)
Net Cash Provided by Financing Activities	14,346	4,651
Net Decrease in Cash and Cash Equivalents	(3,363)	(24,969)
Cash and Cash Equivalents - Beginning	11,668	37,500
Cash and Cash Equivalents - Ending	$8,305	$12,531

Supplementary Cash Flows Information
Interest paid	$1,694	$2,040
Income taxes paid	$31	$162

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$2,689	$940
Loans transferred to held for sale	$-	$591

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2013, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements.  The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.    This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.    For public entities, the guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (“AOCI”) on each affected net income line item.  For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.  This information may be provided either in the notes or parenthetically on the face of the financial statements.  For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years.  The adoption of this guidance did not have a material impact on our consolidated financial statements and the required disclosures are included in Note 6 to these consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of June 30, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2013
U.S. government agencies	$5,577	$36	$(4)	$5,609
State and political subdivisions	28,756	7	(2,721)	26,042
Mortgage-backed securities:
U.S. government-sponsored enterprises	74,019	210	(1,104)	73,125
Equity securities-financial services industry and other	408	42	(29)	421
	$108,760	$295	$(3,858)	$105,197

December 31, 2012
State and political subdivisions	$27,341	$594	$(194)	$27,741
Mortgage-backed securities:
U.S. government-sponsored enterprises	90,487	671	(449)	90,709
Equity securities-financial services industry and other	460	16	(45)	431
	$118,288	$1,281	$(688)	$118,881

Securities with a carrying value of approximately $28.8 million and $26.1 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2013, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	502	496
Due after five years through ten years	1,509	1,499
Due after ten years	26,745	24,047
Total bonds and obligations	28,756	26,042
U.S. government agencies	5,577	5,609
Mortgage-backed securities:
U.S. government-sponsored enterprises	74,019	73,125
Equity securities-financial services industry and other	408	421
Total available for sale securities	$108,760	$105,197

Gross realized gains on sales of securities available for sale were $29 thousand and $135 thousand for the three months ended June 30, 2013 and 2012, respectively, and there were no gross realized losses for the three months ended June 30, 2013 and 2012.  Gross realized gains on sales of securities available for sale were $407 thousand and $214 thousand for the six months ended June 30, 2013 and 2012, respectively, and gross realized losses were $8 thousand and $20 thousand for the six months ended June 30, 2013 and 2012, respectively.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2013
U.S. government agencies	$1,678	$(4)	$-	$-	$1,678	$(4)
State and political subdivisions	25,094	(2,721)	-	-	25,094	(2,721)
Mortgage-backed securities:				-
U.S. government-sponsored enterprises	51,754	(956)	5,529	(148)	57,283	(1,104)
Equity securities-financial services industry and other	-	-	231	(29)	231	(29)
Total temporarily impaired securities	$78,526	$(3,681)	$5,760	$(177)	$84,286	$(3,858)

December 31, 2012
State and political subdivisions	$9,788	$(194)	$-	$-	$9,788	$(194)
Mortgage-backed securities:
U.S. government-sponsored enterprises	31,901	(305)	4,658	(144)	36,559	(449)
Equity securities-financial services industry and other	106	(37)	109	(8)	215	(45)
Total temporarily impaired securities	$41,795	$(536)	$4,767	$(152)	$46,562	$(688)

As of June 30, 2013, we reviewed our available for sale investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At June 30, 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2013, there was one security with a fair value of $1.7 million that had an unrealized loss that amounted to $4 thousand.  As of June 30, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at June 30, 2013, were deemed to be other-than-temporarily impaired.

State and Political Subdivisions

At June 30, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2013, there were 51 securities with a fair value of $25.1 million that had an unrealized loss that amounted to $2.7 million.  The average loss amounts to 9.8% of amortized cost at June 30, 2013.   These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at June 30, 2013, were deemed to be other-than-temporarily-impaired.

At December 31, 2012, the decline in fair value and the related unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2012, there were 17 securities with a fair value of $9.8 million that had an unrealized loss that amounted to $194 thousand.  The average loss amounts to 1.9% of amortized cost at December 31, 2012.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our state and political subdivision securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

Mortgage-Backed Securities

At June 30, 2013, the decline in fair value and the unrealized losses for our mortgaged-backed securities backed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2013, there were 41 securities with a fair value of $57.3 million that had an unrealized loss that amounted to $1.1 million.  As of June 30, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June  30, 2013, were deemed to be other-than-temporarily impaired.

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

Equity Securities

Our investments in marketable equity securities consist primarily of one equity portfolio fund and common stock of entities in the financial services industry.  At June 30, 2013, there were two securities with a fair value of $231 thousand that had an unrealized loss of $29 thousand.  These securities have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.  As of June 30, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

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

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of June  30, 2013 and December 31, 2012, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2013
State and political subdivisions	$5,239	$130	$(84)	$5,285

December 31, 2012
State and political subdivisions	$5,221	$260	$(9)	$5,472

The amortized cost and carrying value of securities held to maturity at June 30, 2013, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,263	$1,263
Due after one year through five years	-	-
Due after five years through ten years	1,296	1,294
Due after ten years	2,680	2,728
Total held to maturity securities	$5,239	$5,285

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	Less Than Twelve Months		Twelve Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2013
State and political subdivisions	$1,609	$(71)	$251	$(13)	$1,860	$(84)

December 31, 2012
State and political subdivisions	$830	$(9)	$-	$-	$830	$(9)

As of June 30, 2013, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At June 30, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions portfolio were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2013, there were four securities with a fair value of $1.9 million that had an unrealized loss that amounted to $84 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at June 30, 2013, were deemed to be other-than-temporarily impaired.

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

NOTE 3 – LOANS

The composition of net loans receivable at June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial	$18,987	$16,158
Construction	8,831	7,004
Commercial real estate	245,761	225,345
Residential real estate	101,620	98,301
Consumer and other	1,224	1,255
	376,423	348,063
Unearned net loan origination fees	(240)	(327)
Allowance for loan losses	(5,647)	(4,976)
Net loans receivable	$370,536	$342,760

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $563 thousand and $695 thousand at June 30, 2013 and December 31, 2012, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and six months ended June 30, 2013 and 2012:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
Three Months Ended:
June 30, 2013
Beginning balance	$275	$401	$3,452	$899	$12	$267	$5,306
Charge-offs	-	(80)	(273)	(38)	(6)	-	(397)
Recoveries	-	-	37	-	1	-	38
Provision	(26)	79	256	129	8	254	700
Ending balance	$249	$400	$3,472	$990	$15	$521	$5,647

June 30, 2012
Beginning balance	$305	$582	$5,186	$976	$31	$537	$7,617
Charge-offs	-	-	(2,230)	(123)	(29)	-	(2,382)
Recoveries	1	-	58	-	8	-	67
Provision	124	(412)	1,533	202	1	(490)	958
Ending balance	$430	$170	$4,547	$1,055	$11	$47	$6,260

Six Months Ended:
June 30, 2013
Beginning balance	$271	$223	$3,395	$869	$38	$180	$4,976
Charge-offs	(6)	(122)	(1,012)	(66)	(15)	-	(1,221)
Recoveries	-	-	44	-	6	-	50
Provision	(16)	299	1,045	187	(14)	341	1,842
Ending balance	$249	$400	$3,472	$990	$15	$521	$5,647

June 30, 2012
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	-	-	(2,525)	(280)	(45)	-	(2,850)
Recoveries	2	-	69	-	11	-	82
Provision	124	(124)	2,170	348	36	(736)	1,818
Ending balance	$430	$170	$4,547	$1,055	$11	$47	$6,260

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2013 and December 31, 2012, disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

June 30, 2013
Commercial and industrial	$249	$-	$249	$18,987	$-	$18,987
Construction	400	67	333	8,831	387	8,444
Commercial real estate	3,472	457	3,015	245,761	11,369	234,392
Residential real estate	990	189	801	101,620	3,477	98,143
Consumer and other loans	15	-	15	1,224	-	1,224
Unallocated	521	-	-	-	-	-
Total	$5,647	$713	$4,413	$376,423	$15,233	$361,190

December 31, 2012
Commercial and industrial	$271	$27	$244	$16,158	$27	$16,131
Construction	223	42	181	7,004	2,462	4,542
Commercial real estate	3,395	230	3,165	225,345	12,682	212,663
Residential real estate	869	66	803	98,301	3,351	94,950
Consumer and other loans	38	-	38	1,255	-	1,255
Unallocated	180	-	-	-	-	-
Total	$4,976	$365	$4,431	$348,063	$18,522	$329,541

An age analysis of loans receivable which were past due as of June 30, 2013 and December 31, 2012, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

June 30, 2013
Commercial and industrial	$215	$-	$-	$215	$18,772	$18,987	$-
Construction	-	-	349	349	8,482	8,831	-
Commercial real estate	507	262	10,644	11,413	234,348	245,761	-
Residential real estate	368	347	3,401	4,116	97,504	101,620	-
Consumer and other	5	7	-	12	1,212	1,224	-
Total	$1,095	$616	$14,394	$16,105	$360,318	$376,423	$-

December 31, 2012
Commercial and industrial	$-	$-	$27	$27	$16,131	$16,158	$-
Construction	-	-	2,462	2,462	4,542	7,004	-
Commercial real estate	1,103	1,303	12,127	14,533	210,812	225,345	65
Residential real estate	207	127	3,315	3,649	94,652	98,301	-
Consumer and other	12	3	144	159	1,096	1,255	143
Total	$1,322	$1,433	$18,075	$20,830	$327,233	$348,063	$208

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at June 30, 2013 and December 31, 2012, were:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial	$-	$27
Construction	349	2,462
Commercial real estate	10,644	12,062
Residential real estate	3,401	3,315
Consumer and other	-	1
Total	$14,394	$17,867

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

Substandard: This category represents loans that the primary source of repayment has significantly deteriorated or weakened which has or could threaten the borrowers’ ability to make scheduled payments.  The weaknesses require close supervision by management and there is a distinct possibility that we could sustain some loss if the deficiencies are not corrected.  Such weaknesses could jeopardize the timely and ultimate collection of our loan principal and interest or fees due.  Loss may not be expected or evident, however, loan repayment is inadequately supported by current financial information or pledged collateral.

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2013 and December 31, 2012:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial and industrial	$18,972	$15	$-	$-	$18,987
Construction	8,482	-	269	80	8,831
Commercial real estate	228,223	2,203	15,335	-	245,761
Residential real estate	96,923	1,056	3,641	-	101,620
Consumer and other	1,082	142	-	-	1,224
	$353,682	$3,416	$19,245	$80	$376,423

December 31, 2012
Commercial and industrial	$15,860	$269	$23	$6	$16,158
Construction	4,542	-	2,462	-	7,004
Commercial real estate	203,106	4,648	17,256	335	225,345
Residential real estate	93,563	253	4,485	-	98,301
Consumer and other	1,112	-	143	-	1,255
	$318,183	$5,170	$24,369	$341	$348,063

The following table reflects information about our impaired loans by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Construction	$-	$-	$-	$2,420	$2,743	$-
Commercial real estate	5,470	7,805	-	10,466	13,581	-
Residential real estate	1,513	1,644	-	2,675	2,768	-

With an allowance recorded:
Commercial and industrial	-	-	-	27	27	27
Construction	387	789	67	42	42	42
Commercial real estate	5,899	6,815	457	2,216	3,135	230
Residential real estate	1,964	1,965	189	676	675	66

Total:
Commercial and industrial	-	-	-	27	27	27
Construction	387	789	67	2,462	2,785	42
Commercial real estate	11,369	14,620	457	12,682	16,716	230
Residential real estate	3,477	3,609	189	3,351	3,443	66
	$15,233	$19,018	$713	$18,522	$22,971	$365

The following table presents the average recorded investment and income recognized for the three and six months ended June  30, 2013 and 2012:

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$494	$-	$3,421	$-
Commercial real estate	5,181	1	14,604	6
Residential real estate	1,516	-	1,915	12
Total impaired loans without a related allowance	7,191	1	19,940	18

With an allowance recorded:
Commercial and industrial	-	-	216	-
Construction	427	-	73	-
Commercial real estate	6,246	32	6,371	43
Residential real estate	1,924	2	544	-
Total impaired loans with an allowance	8,597	34	7,204	43
Total impaired loans	$15,788	$35	$27,144	$61

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$993	$-	$2,293	$-
Commercial real estate	5,431	3	8,534	30
Residential real estate	1,519	-	1,663	32
Total impaired loans without a related allowance	7,943	3	12,490	62

With an allowance recorded:
Commercial and industrial	9	-	127	-
Construction	441	-	796	-
Commercial real estate	6,415	37	13,571	49
Residential real estate	1,891	5	732	15
Total impaired loans with an allowance	8,756	42	15,226	64
Total impaired loans	$16,699	$45	$27,716	$126

We recognize income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to us.  If these factors do not exist, we will record all payments as a reduction of principal on such loans.

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.  The concessions rarely result in the forgiveness of principal or accrued interest.  In addition, we attempt to obtain additional collateral or guarantor support when modifying such loans.  Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total

June 30, 2013
Performing	$614	$-	$-	$614
Non-performing	3,692	-	533	4,225
Total	$4,306	$-	$533	$4,839

December 31, 2012
Performing	$603	$-	$5	$608
Non-performing	1,829	6	228	2,063
Total	$2,432	$6	$233	$2,671

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2013, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table summarizes troubled debt restructurings that occurred during the three and six months ended June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

Three months ended June 30, 2013
Commercial real estate	1	$163	$163
Residential real estate	1	302	302

Six months ended June 30, 2013
Commercial real estate	2	$1,899	$1,899
Residential real estate	1	302	302

The troubled debt restructurings presented in the table above resulted in an allocation of the allowance for credit losses of $31 thousand and $63 thousand for the three and six months ended June 30, 2013, respectively.  These specific reserves are included in the allowance for credit losses for loans individually evaluated for impairment. There were no charge-offs on the troubled debt restructurings presented in the table above during the three and six months ended June 30, 2013.

There were no troubled debt restructurings that occurred during the three and six months ended June 30, 2012, therefore, no allocation for the allowance for credit losses or charge-offs were required on loans modified as troubled debt restructurings during the three and six months ended June 30, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and six months ended June 30, 2013 and 2012.

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

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common shareholders	$134	3,293,376	$0.04	$481	3,257,335	$0.15
Effect of dilutive securities:
Nonvested stock awards	-	33,237		-	83,982
Diluted earnings per share:
Net earnings applicable to common shareholders and assumed conversions	$134	3,326,613	$0.04	$481	3,341,317	$0.14

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common shareholders	$232	3,288,582	$0.07	$286	3,259,207	$0.09
Effect of dilutive securities:
Nonvested stock awards	-	30,956		-	81,954
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$232	3,319,538	$0.07	$286	3,341,161	$0.09

Options to purchase 43,022 and 83,371 shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(3,113)	$(1,246)	$(1,867)	$303	$121	$182
Reclassification adjustment for gains on securities transactions included in net income	(29)	(12)	(17)	(135)	(54)	(81)
Total other comprehensive (loss) income	$(3,142)	$(1,258)	$(1,884)	$168	$67	$101

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(3,757)	$(1,503)	$(2,254)	$720	$288	$432
Reclassification adjustment for gains on securities transactions included in net income	(399)	(160)	(239)	(194)	(78)	(116)
Total other comprehensive (loss) income	$(4,156)	$(1,663)	$(2,493)	$526	$210	$316

Reclassification adjustments for gains on securities transactions of $29 thousand and $399 thousand for the three and six months ended June 30, 2013, respectively, and $135 thousand and $194 thousand for the three and six months ended June 30, 2012, respectively, are presented in the income statement on the line item for net gain on securities transactions.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,078	$-	$4,078	$4,150	$-	$4,150
Other income from external sources	716	647	1,363	809	609	1,418
Depreciation and amortization	171	2	173	169	2	171
Income (loss) before income taxes	(7)	59	52	475	71	546
Income tax (benefit) expense (1)	(105)	23	(82)	37	28	65
Total assets	523,885	2,872	526,757	508,701	3,489	512,190

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$7,921	$-	$7,921	$8,136	$-	$8,136
Other income from external sources	1,759	1,489	3,248	1,532	1,208	2,740
Depreciation and amortization	339	5	344	331	5	336
Income (loss) before income taxes	(199)	259	60	(24)	110	86
Income tax (benefit) expense (1)	(275)	103	(172)	(244)	44	(200)
Total assets	523,885	2,872	526,757	508,701	3,489	512,190

(1) Insurance Services calculated at statutory tax rate of 40%

NOTE 8 –  STOCK-BASED COMPENSATION

We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors.  Under the terms of these plans we may grant restricted shares and stock options for the purchase of our common stock.  The stock-based compensation is granted under terms determined by our Compensation Committee.  Our standard stock option grants have a maximum term of 10 years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date the options are granted.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests between two and seven years.  All dividends paid on restricted stock, whether vested or unvested, are granted to the shareholder.

Information regarding our stock option plans as of June 30, 2013, was as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	55,751	$12.48
Options expired	(12,729)	10.59
Options outstanding, end of quarter	43,022	$13.04	1.01	-
Options exercisable, end of quarter	43,022	$13.04	1.01	-
Option price range at end of quarter	$8.99 to $16.45
Option price range for exercisable shares	$8.99 to $16.45

During the three months ended June 30, 2013 and 2012, we expensed $60 thousand and $36 thousand, respectively, in stock-based compensation under restricted stock awards.    During the six months ended June 30, 2013 and 2012, we expensed $114 thousand and $73 thousand, respectively, in stock-based compensation under restricted stock awards.  The summary of changes in unvested restricted stock awards for the six months ended June 30, 2013, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	123,144	$4.83
Granted	32,940	6.06
Vested	(26,069)	5.54
Unvested restricted stock, end of period	130,015	$5.00

At June 30, 2013, unrecognized compensation expense for non-vested restricted stock was $560 thousand, which is expected to be recognized over an average period of 2.8 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We, generally, hold collateral and/or personal guarantees supporting these commitments.  As of June 30, 2013, we had $2.1 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2013, for guarantees under standby letters of credit issued is not material.

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

Under FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurement and Disclosure, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2013:
U.S. government agencies	$5,609	$-	$5,609	$-
State and political subdivisions	26,042	-	26,042	-
Mortgage-backed securities
U.S. government-sponsored enterprises	73,125	-	73,125	-
Equity securities-financial services industry and other	421	421	-	-

December 31, 2012:
State and political subdivisions	$27,741	$-	$27,741	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	90,709	-	90,709	-
Equity securities-financial services industry and other	431	431	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012, are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2013:
Impaired loans	$8,509	$-	$-	$8,509
Foreclosed real estate	1,295	-	-	1,295

December 31, 2012:
Impaired loans	$6,239	$-	$-	$6,239
Foreclosed real estate	3,612	-	-	3,612

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

June 30, 2013:
Impaired loans	$8,509	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-6.7%)

Foreclosed real estate	1,295	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2012:
Impaired loans	$6,239	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-21.8%)

Foreclosed real estate	3,612	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2013 and December 31, 2012:

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

The fair values of our financial instruments at June 30, 2013 and December 31, 2012, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	June 30, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$8,305	$8,305	$8,305	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	105,197	105,197	421	104,776	-
Securities held to maturity	5,239	5,285	-	5,285	-
Federal Home Loan Bank stock	2,885	2,885	-	2,885	-
Loans receivable, net of allowance	370,536	372,993	-	-	372,993
Accrued interest receivable	1,717	1,717	-	1,717	-

Financial liabilities:
Non-maturity deposits	332,149	318,938	318,938	-	-
Time deposits	97,133	98,218	-	98,218	-
Borrowings	43,500	45,879	-	45,879	-
Junior subordinated debentures	12,887	7,439	-	7,439	-
Accrued interest payable	214	214	-	214	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,668	$11,668	$11,668	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	118,881	118,881	431	118,450	-
Securities held to maturity	5,221	5,472	-	5,472	-
Federal Home Loan Bank stock	1,980	1,980	-	1,980	-
Loans receivable, net of allowance	342,760	353,208	-	-	353,208
Accrued interest receivable	1,741	1,741	-	1,741	-

Financial liabilities:
Non-maturity deposits	328,856	327,096	327,096	-	-
Time deposits	103,580	105,680	-	105,680	-
Borrowings	26,000	29,476	-	29,476	-
Junior subordinated debentures	12,887	6,315	-	6,315	-
Accrued interest payable	273	273	-	273	-

NOTE 11 – SUBSEQUENT EVENTS

On August 5, 2013, we completed our rights offering resulting in the issuance of 1,198,300 shares of common stock to existing shareholders.  Each shareholder was granted one subscription right to purchase 0.35 share of our common stock at a subscription price of $6.00 per whole share for every share owned on the record date. The rights offering was fully subscribed and resulted in gross proceeds totaling approximately $7.2 million before expenses.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2013.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Overview -  For the quarter ended June 30, 2013, we reported net income of $134 thousand, or $0.04 per basic and diluted share, as compared to net income of $481 thousand, or $0.15 per basic and $0.14 per diluted share, for the same period last year.  The decline in net income for the quarter ended June 30, 2013 was largely due to an increase in salary and benefits expense and higher credit quality costs, which increased $197 thousand and $153 thousand, respectively.  Total credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) was approximately $1.4 million for the second quarter of 2013 as compared to $1.3 million for the same period in 2012.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$29,579	$373	5.06%	$31,416	$440	5.63%
Taxable	94,286	126	0.54%	90,026	433	1.93%
Total securities	123,865	499	1.62%	121,442	873	2.89%
Total loans receivable (4)	363,996	4,485	4.94%	341,426	4,375	5.15%
Other interest-earning assets	2,122	2	0.38%	19,162	9	0.19%
Total earning assets	489,983	$4,986	4.08%	$482,030	$5,257	4.39%

Non-interest earning assets	39,409			41,691
Allowance for loan losses	(5,777)			(7,798)
Total Assets	$523,615			515,923

Sources of Funds:
Interest bearing deposits:
NOW	$108,523	$35	0.13%	$95,817	$42	0.18%
Money market	13,950	6	0.17%	18,849	15	0.32%
Savings	155,156	83	0.21%	164,106	154	0.38%
Time	98,482	329	1.34%	108,124	421	1.57%
Total interest bearing deposits	376,111	453	0.48%	386,896	632	0.66%
Borrowed funds	34,549	273	3.17%	26,000	264	4.08%
Junior subordinated debentures	12,887	55	1.71%	12,887	61	1.90%
Total interest bearing liabilities	423,547	$781	0.74%	$425,783	$957	0.90%

Non-interest bearing liabilities:
Demand deposits	58,411			47,801
Other liabilities	1,806			1,931
Total non-interest bearing liabilities	60,217			49,732
Stockholders' equity	39,851			40,408
Total Liabilities and Stockholders' Equity	$523,615			$515,923

Net Interest Income and Margin (5)		4,205	3.44%		4,300	3.59%
Tax-equivalent basis adjustment		(127)			(150)
Net Interest Income		$4,078			$4,150

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

Net interest income on a fully tax equivalent basis declined $95 thousand, or 2.2%, to $4.2 million for the second quarter of 2013 as compared to $4.3 million for same period in 2012.  The decrease in net interest income was largely due to our net interest margin declining 15 basis points to 3.44% for the second quarter of 2013 compared to the same period last year.  The decline in the net interest margin was mostly due to a 31 basis point decline in the average rate earned on interest earning assets.  This decline in net interest income was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 16 basis points to 0.74% for the second quarter of 2013 from 0.90% for the same period in 2012, and a $8.0 million, or 1.6%, increase in average interest earning assets, principally loans receivable.

Interest Income – Our total interest income, on a fully tax equivalent basis, decreased $271 thousand, or 5.2%, to $5.0 million for the quarter ended June 30, 2013, as compared to the same period last year.  The decline was due to lower earning asset yields, which decreased 31 basis points to 4.08% for the quarter ended June 30, 2013, as compared to the same period in 2012.

Our total interest income earned on loans receivable increased $110 thousand, or 2.5%, to $4.5 million for the second quarter of 2013 as compared to the same period in 2012.  The increase was driven by an increase in average balance of loans receivable of $22.6 million, or 6.6%, for the three months ended June 30, 2013, as compared to same period last year.  The increase is interest income earned on loans receivable was partly offset by a 21 basis point decline in average yields to 4.94% for the quarter ended June 30, 2013, as compared to the same period in 2012.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $374 thousand, to $499 thousand for the quarter ended June 30, 2013, from $873 thousand for the same period in 2012.  This decrease was largely due to a decline in the average rate earned on securities, which declined 127 basis points for the quarter ended June 30, 2013, as compared to the same period last year.  The decrease in yields on securities was largely due to an increase in premium amortization relating to the government sponsored mortgage backed securities portion of our securities portfolio.  Premium amortization has increased as a result of faster prepayment speeds stemming from the historical low mortgage rate environment and government sponsored programs facilitating the consumer refinancing process.  To a lesser extent, the lower yields on the securities portfolio reflect the investment in securities in a low market rate environment.  The decrease in interest income on securities was offset by a $2.4 million, or 2.0%, increase in average balance of securities for the three months ended June 30, 2013, as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $7 thousand for the second quarter of 2013 as compared to the same period in 2012 due to a decline in average balances.  The average balances in other interest-earning assets decreased $17.0 million to $2.1 million in the second quarter of 2013 from $19.2 million during the second quarter a year earlier.

Interest Expense – Our interest expense for the three months ended June 30, 2013 decreased $176 thousand, or 18.4%, to $781 thousand from $957 thousand for the same period in 2012.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 16 basis points from 0.90% for the three months ended June 30, 2012, to 0.74% for the same period in 2013 and a decrease in average balances in interest-bearing liabilities, which declined $2.2 million, or 0.5%, to $423.5 million for the second quarter of 2013 from $425.8 million for the same period in 2012.

Our interest expense on deposits declined $179 thousand, or 28.3%, for the quarter ended June 30, 2013, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 18 basis points to 0.48% for the second quarter 2013 as compared to the same period in 2012.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $258 thousand to $700 thousand for the second quarter of 2013, as compared to $958 thousand for the same period in 2012.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported a decrease in non-interest income of $55 thousand, or 3.9%, to $1.4 million for the second quarter of 2013 as compared to the same period last year.  The decrease in non-interest income was largely due to a decrease in gains on securities transactions of $106 thousand, which was partially offset by an increase in insurance commissions and fees of $38 thousand.

Non-Interest Expense – Our non-interest expenses increased $625 thousand, or 15.4%, to $4.7 million for the second quarter of 2013 as compared to the same period last year.  The increase for the second quarter of 2013 versus the same period in 2012 was largely due to increases in expenses related to foreclosed real estate and salaries and employee benefits expense, which increased $496 thousand and $197 thousand, respectively.  The aforementioned increases were partly offset by decreases in directors’ fees and loan collection costs of $87 thousand and $85 thousand, respectively.  The decrease in directors’ fees is principally due to the impact on the directors’ deferred stock plan resulting from fluctuations in our stock price, which decreased $1.35 per share, or 18.0%, at June 30, 2013, as compared to March 31, 2013.

Income Taxes – Our income tax benefit, which includes both federal and state tax benefits, was $82 thousand for the three months ended June 30, 2013, compared to income tax expense of $65 thousand for the three months ended June 30, 2012.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Overview -  For the six months ended June 30, 2013, we reported net income of $232 thousand, or $0.07 per basic and diluted share, as compared to net income of $286 thousand, or $0.09 per basic and diluted share, for the same period last year.  The decline in net income for the six months ended June 30, 2013 was attributed to an increase in non-interest expenses of $295 thousand, or 3.3%, and a decrease in net interest income of $215 thousand, or 2.6% as compared to the same period in 2012.  The decrease in net interest income was partly offset by an increase of $508 thousand, or 18.5% in non-interest income, which was primarily due to stronger revenues produced by our insurance subsidiary, Tri-State Insurance Agency, Inc. and an increase in gains on securities transactions.  Total credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) was slightly higher at $3.1 million for the first six months of 2013 as compared to $3.0 million for the same period in 2012.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$30,881	$766	5.00%	$28,051	$811	5.81%
Taxable	96,824	280	0.58%	83,766	753	1.81%
Total securities	127,705	1,046	1.65%	111,817	1,564	2.81%
Total loans receivable (4)	356,778	8,761	4.95%	338,492	8,825	5.24%
Other interest-earning assets	5,033	7	0.28%	26,499	26	0.20%
Total earning assets	489,516	$9,814	4.04%	476,808	$10,415	4.39%

Non-interest earning assets	39,932			41,447
Allowance for loan losses	(5,541)			(7,670)
Total Assets	$523,907			$510,585

Sources of Funds:
Interest bearing deposits:
NOW	$110,410	$71	0.13%	$94,055	$93	0.20%
Money market	14,424	15	0.21%	18,204	36	0.40%
Savings	156,524	194	0.25%	163,619	359	0.44%
Time	100,967	711	1.42%	109,037	863	1.59%
Total interest bearing deposits	382,325	991	0.52%	384,915	1,351	0.71%
Borrowed funds	30,597	535	3.53%	26,000	529	4.09%
Junior subordinated debentures	12,887	109	1.71%	12,887	123	1.92%
Total interest bearing liabilities	425,809	$1,635	0.77%	423,802	$2,003	0.95%

Non-interest bearing liabilities:
Demand deposits	54,158			44,557
Other liabilities	3,796			1,972
Total non-interest bearing liabilities	57,954			46,529
Stockholders' equity	40,144			40,254
Total Liabilities and Stockholders' Equity	$523,907			$510,585

Net Interest Income and Margin (5)		$8,179	3.37%		$8,412	3.55%
Tax-equivalent basis adjustment		(258)			(276)
Net Interest Income		$7,921			$8,136

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

Net interest income on a fully tax equivalent basis declined $233 thousand, or 2.8%, to $8.2 million for the first six months of 2013 as compared to $8.4 million for same period in 2012.  The decrease in net interest income was largely due to our net interest margin declining 18 basis points to 3.37% for the first six months of 2013 compared to the same period last year.  The decline in the net interest margin was mostly due to a 35 basis point decline in the average rate earned on interest earning assets.  This decline in net interest income was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 18 basis points to 0.77% for the first six months of 2013 from 0.95% for the same period in 2012, and a $12.7 million, or 2.7%, increase in average interest earning assets, principally loans receivable and securities.

Interest Income – Our total interest income, on a fully tax equivalent basis, decreased $601 thousand, or 5.8%, to $9.8 million for the six months ended June 30, 2013, as compared to the same period last year.  The decline was due to lower earning asset yields, which decreased 35 basis points to 4.04% for the six months ended June 30, 2013, as compared to the same period in 2012.

Our total interest income earned on loans receivable decreased $64 thousand, or 0.7%, to $8.8 million for the first six months of 2013 as compared to the same period in 2012.  The decline was driven by a 29 basis point decline in average yields to 4.95% for the six months ended June 30, 2013, as compared to the same period in 2012.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $518 thousand, to $1.0 million for the six months ended June 30, 2013, from $1.6 million for the same period in 2012.  This decrease was largely due to a decline in the average rate earned on securities, which declined 116 basis points for the six months ended June 30, 2013, as compared to the same period last year.  The decrease in yields on securities was largely due to an increase in premium amortization relating to the government sponsored mortgage backed securities portion of our securities portfolio.  Premium amortization has increased as a result of faster prepayment speeds stemming from the historical low mortgage rate environment and government sponsored programs facilitating the consumer refinancing process.  To a lesser extent, the lower yields on the securities portfolio reflect the investment in securities in a low market rate environment. The decrease in interest income on securities was offset by a $15.9 million, or 14.2%, increase in average balance of securities for the six months ended June 30, 2013, as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $19 thousand for the first six months of 2013 as compared to the same period in 2012 due to a decline in average balances.  The average balances in other interest-earning assets decreased $21.5 million to $5.0 million in the first six months of 2013 from $26.5 million during the first six months a year earlier.

Interest Expense – Our interest expense for the six months ended June 30, 2013 decreased $368 thousand, or 18.4%, to $1.6 million from $2.0 million for the same period in 2012.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 18 basis points from 0.95% for the six months ended June 30, 2012, to 0.77% for the same period in 2013.  The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $2.0 million, or 0.5%, to $425.8 million for the first six months of 2013 from $423.8 million for the same period in 2012.

Our interest expense on deposits declined $360 thousand, or 26.6%, for the six months ended June 30, 2013, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 19 basis points to 0.52% for the first six months 2013 as compared to the same period in 2012.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses remained flat at $1.8 million for the second quarter of 2013, as compared to the same period in 2012.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $508 thousand, or 18.5%, to $3.2 million for the first six months of 2013 as compared to the same period last year.  The increase in non-interest income was primarily due to higher insurance commissions and fees and increases in gains on securities transactions of $281 thousand and $205 thousand, respectively.  Proceeds from the sale of securities were primarily used to fund loan growth.

Non-Interest Expense – Our non-interest expenses increased $295 thousand, or 3.3%, to $9.3 million for the first six months of 2013 as compared to the same period last year.  The increase for the first six months of 2013 versus the same period in 2012 was primarily due to increases in expenses related to foreclosed real estate and other expenses of $201 thousand and $94 thousand, respectively, which was partially offset by decreases in loan collection costs of $121 thousand.

Income Taxes – Our income tax benefit, which includes both federal and state tax expense, was a benefit of $172 thousand for the six months ended June 30, 2013, compared to income tax benefit of $200 thousand for the six months ended June 30, 2012.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2013 TO DECEMBER 31, 2012

At June 30, 2013, our total assets were $526.8 million, an increase of $12.0 million, or 2.3%, as compared to total assets of $514.7 million at December 31, 2012.  The increase in total assets was largely driven by net loans receivable growth of $27.8 million, or 8.1%, which was partially offset by a decline in the securities portfolio of $13.7 million, or 11.0%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $3.4 million to $8.3 million at June 30, 2013, or 1.6% of total assets, from $11.7 million, or 2.3% of total assets, at December 31, 2012.  The decrease was largely due to the investment of excess liquidity into securities.

Securities Portfolio – At June 30, 2013, total investment securities, which include available for sale and held to maturity securities, were $110.4 million compared to $124.1 million at December 31, 2012. Available for sale securities were $105.2 million at June 30, 2013, compared to $118.9 million at December 31, 2012. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were flat at $5.2 million at June 30, 2013 and December 31, 2012.

Other investments totaled $2.9 million and $2.0 million at June 30, 2013 and December 31, 2012, respectively, and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at June 30, 2013 and December 31, 2012.

Net unrealized (losses) gains in the securities portfolio were ($3.5) million and $844 thousand at June 30, 2013 and December 31, 2012, respectively. The decrease in the fair value of the investment securities was driven by state and political subdivisions and U.S. government-sponsored enterprises. Gross unrealized gains decreased by $1.1 million to $425 thousand at June 30, 2013, as compared to $1.5 million at December 31, 2012.  The increase in gross unrealized losses of $3.2 million to $3.9 million at June 30, 2013, as compared to December 31, 2012, was largely attributed to lower fair values of state and political subdivisions.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities have been evaluated for other-than-temporary impairment as of June 30, 2013 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation, we do not intend to sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $28.4 million, or 8.2%, to $376.2 million at June 30, 2013, from $347.7 million at year-end 2012.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial loans	$18,987	$16,158
Construction	8,831	7,004
Commercial real estate	245,761	225,345
Residential real estate	101,620	98,301
Consumer and other	1,224	1,255
Total gross loans	$376,423	$348,063

Loan and Asset Quality – Our overall credit quality of the Company continued to improve through June 30, 2013, as our total problem assets, which is comprised of foreclosed real estate, criticized assets and classified assets, declined $8.8 million, or 25.2%, to $26.1 million at June 30, 2013, from $34.9 million at December 31, 2012. Our total problem assets declined 58.4% from a historical high of $62.8 million at March 31, 2010, as compared to June 30, 2013.

Non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $5.4 million, or 22.5%, to $18.4 million at June 30, 2013, as compared to $23.8 million at December 31, 2012.  The ratios of NPAs to total assets for June 30, 2013 and December 31, 2012 were 3.5% and 4.6%, respectively.  Non-accrual loans decreased $3.5 million, or 19.5%, to $14.4 million at June 30, 2013, as compared to $17.9 million at December 31, 2012, and declined 40.6% since June 30, 2012.  Non-accrual loans to total assets fell to 2.73% at June 30, 2013, which is the lowest level since 2007.

We continue to actively market its foreclosed real estate properties, which decreased $1.7 million to $3.4 million at June 30, 2013, as compared to $5.1 million at December 31, 2012.  The decrease was primarily due to the sale of foreclosed real estate properties and write-downs on foreclosed real estate of $3.7 million and $742 thousand, respectively, which was partially offset by the addition of $2.7 million in new foreclosed real estate properties during the first six months of 2013.  At June 30, 2013, our foreclosed real estate properties had an average book value of approximately $242 thousand per property.

The allowance for loan losses was $5.6 million, or 1.5% of total loans, at June 30, 2013, compared to $5.0 million, or 1.4% of total loans, at December 31, 2012. The increase in the allowance for loan losses was largely attributed to $1.8 million in provision for loan losses, which was in partly offset by $1.2 million in net charge-offs for the first six months of 2013.

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

(Dollars in thousands)	June 30, 2013	December 31, 2012

Non-accrual loans	$14,394	$	$ 17,871
Non-accrual loans to total loans	3.83%		5.14%
Non-performing assets	$18,400	$	$ 23,754
Non-performing assets to total assets	3.49%		4.61%
Allowance for loan losses as a % of non-performing loans	37.63%		26.63%
Allowance for loan losses to total loans	1.50%		1.43%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at June 30, 2013 were $15.2 million and at December 31, 2012 were $18.5 million.  Impaired loans measured at fair value on a non-recurring basis increased to $8.5 million on June 30, 2013 from $6.2 million at December 31, 2012. The principal balances on loans measured at fair value were $9.2 million and $6.6 million, net of valuation allowance of $713 thousand at June 30, 2013 and $365 thousand at December 31, 2012.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Impaired and restructured loans still accruing totaled $614 thousand at June 30, 2013 and $608 thousand at December 31, 2012.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2013, we had 11 loan relationships totaling $1.9 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At June 30, 2013, the total allowance for loan losses increased $671 thousand, or 13.5%, to $5.6 million, as compared to $5.0 million at December 31, 2012.  The components of this increase were a provision for loan losses of $1.8 million and net charge-offs totaling $1.2 million in the first six months of 2013.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.5% at June 30, 2013 and 1.4% at December 31, 2012.

The table below presents information regarding our provision and allowance for loan losses at June 30, 2013 and 2012:

(Dollars in thousands)	June 30, 2013	June 30, 2012

Balance, beginning of period	$4,976	$7,210
Provision	1,842	1,818
Charge-offs	(1,221)	(2,850)
Recoveries	50	82
Balance, end of period	$5,647	$6,260

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	June 30, 2013		December 31, 2012
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$249	5.0%	$271	4.6%
Construction	400	2.4%	223	2.0%
Commercial real estate	3,472	65.3%	3,395	64.7%
Residential real estate	990	26.9%	869	28.3%
Consumer and other loans	15	0.4%	38	0.4%
Unallocated	521	-	180	-
Total	$5,647	100.0%	$4,976	100.0%

Bank-Owned Life Insurance (BOLI) –  Our BOLI carrying value amounted to $11.7 million at June 30, 2013 and $11.5 million at December 31, 2012.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2013 and December 31, 2012, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits decreased $3.2 million, or 0.7%, to $429.3 million at June 30, 2013, from $432.4 million at December 31, 2012.  The decline in deposits was due to a decrease in interest bearing core deposits and time deposits of $6.4 million each, which was partially offset by an increase in non-interest bearing deposits of $9.7 million, or 20.1%, for June 30, 2013 as compared to December 31, 2012.  Our funding mix continues to improve as low cost deposits grow.

Borrowings – Borrowings consist of long term and short term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $43.5 million and $26.0 million in borrowings, at a weighted average interest rate of 2.56% at June 30, 2013 and 4.03% at December 31, 2012.  The borrowings at June 30, 2013 consisted of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate and overnight advances.

Junior Subordinated Debentures – On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2013, was 1.71%.  The capital securities are redeemable by us during the first five years at a redemption price of 103.5% of par for the first year and thereafter on a sliding scale down to 100% of par on or after September 15, 2012, in whole or in part or earlier if the regulatory capital or tax treatment of the securities is substantially changed.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $38.2 million at June 30, 2013 and $40.4 million at December 31, 2012.  The decrease was largely due to a $2.5 million decline in accumulated other comprehensive income relating to net unrealized losses on available for sale securities.    In order to preserve capital, our Board of Directors elected not to declare any cash dividends in the first six months of 2013 or 2012. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2013, total deposits amounted to $429.3 million, a decrease of $3.2 million, or 0.7%, from December 31, 2012. At June 30, 2013 and December 31, 2012, advances from FHLB and subordinated debentures totaled $56.4 million and  $38.9 million, respectively, and represented 10.7% and 7.6% of total assets, respectively.

Loan production continued to be our principal investing activity. Loans receivable at June 30, 2013, amounted to $376.2 million, an increase of $28.4 million, or 8.2%, compared to December 31, 2012.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2013, the total of such assets amounted to $8.3 million, or 1.6%, of total assets, compared to $11.7 million, or 2.3%, of total assets at December 31,

2012. Another significant liquidity source is our available for sale securities portfolio.  At  June 30, 2013, available for sale securities amounted to $105.2 million compared to $118.9 million at December 31, 2012.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $24.9 million through its membership in the FHLB and $7.0 million at Atlantic Central Bankers Bank at June 30, 2013.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At June 30, 2013, the Bank's Tier I and Tier II capital ratios were 12.13% and 13.38%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of June 30, 2013, the Bank had a leverage ratio of 9.12%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The Bank began reporting its consolidated capital beginning in March of 2013.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2013, totaled $73.4 million and consisted of $34.4 million in commitments to grant commercial real estate, construction and land development loans, $17.0 million in home equity lines of credit, $22.0 million in other unused commitments and $621 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

REGULATORY UPDATES

On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules that revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III,  and to implement certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) . The final and interim final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets.  The final and interim final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;
•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•	permit most banking organizations, including us, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•

implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;
•

require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Under the final and interim rules, compliance is required beginning January 1, 2015, for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are still in the process of assessing the impacts of these complex final and interim final rules, however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

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

                   Date: August 9, 2013

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
101**

Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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