Form 10-Q
period 2013-09-30
SUSSEX BANCORP
filed 2013-11-13
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☒

As of November  7, 2013 there were 4,629,113  shares of common stock, no par value, outstanding.

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

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$7,784	$6,268
Interest-bearing deposits with other banks	3,256	5,400
Cash and cash equivalents	11,040	11,668

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	95,378	118,881
Securities held to maturity, at cost (fair value of $5,856 and
$5,472 at September 30, 2013 and December 31, 2012, respectively)	5,824	5,221
Federal Home Loan Bank Stock, at cost	2,480	1,980

Loans receivable, net of unearned income	392,300	347,736
Less: allowance for loan losses	5,655	4,976
Net loans receivable	386,645	342,760

Foreclosed real estate	3,077	5,066
Premises and equipment, net	6,556	6,476
Accrued interest receivable	1,695	1,741
Goodwill	2,820	2,820
Bank-owned life insurance	11,803	11,536
Other assets	7,468	6,485

Total Assets	$534,886	$514,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$59,438	$48,375
Interest bearing	377,536	384,061
Total Deposits	436,974	432,436

Long-term borrowings	36,000	26,000
Accrued interest payable and other liabilities	3,012	3,039
Junior subordinated debentures	12,887	12,887

Total Liabilities	488,873	474,362

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
4,640,296 and 3,409,056 shares issued and 4,629,113 and 3,397,873 shares
outstanding at September 30, 2013 and December 31, 2012, respectively	35,187	28,117
Treasury stock, at cost; 11,183 shares	(59)	(59)
Retained earnings	12,765	11,958
Accumulated other comprehensive (loss) income	(1,880)	356

Total Stockholders' Equity	46,013	40,372

Total Liabilities and Stockholders' Equity	$534,886	$514,734

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2013	2012	2013	2012
INTEREST INCOME
Loans receivable, including fees	$4,599	$4,467	$13,360	$13,292
Securities:
Taxable	130	241	410	994
Tax-exempt	254	292	762	827
Interest bearing deposits	2	4	9	30
Total Interest Income	4,985	5,004	14,541	15,143
INTEREST EXPENSE
Deposits	419	587	1,410	1,938
Borrowings	293	268	828	797
Junior subordinated debentures	54	60	163	183
Total Interest Expense	766	915	2,401	2,918
Net Interest Income	4,219	4,089	12,140	12,225
PROVISION FOR LOAN LOSSES	500	1,104	2,342	2,922
Net Interest Income after Provision for Loan Losses	3,719	2,985	9,798	9,303
OTHER INCOME
Service fees on deposit accounts	283	292	840	842
ATM and debit card fees	181	165	519	453
Bank-owned life insurance	85	96	267	300
Insurance commissions and fees	756	684	2,245	1,892
Investment brokerage fees	37	46	136	118
Net gain on sale of loans held for sale	-	-	-	47
Net gain on securities transactions	-	569	399	763
Net loss on sale of premises and equipment	-	-	-	(6)
Other	92	108	276	291
Total Other Income	1,434	1,960	4,682	4,700
OTHER EXPENSES
Salaries and employee benefits	2,387	2,196	6,943	6,744
Occupancy, net	342	355	1,083	1,071
Furniture, equipment and data processing	326	326	983	1,014
Advertising and promotion	63	63	198	222
Professional fees	153	175	536	478
Director fees	106	56	299	236
FDIC assessment	176	177	523	516
Insurance	65	68	204	179
Stationary and supplies	43	44	143	128
Loan collection costs	37	204	251	539
Net expenses and write-downs related to foreclosed real estate	317	232	1,325	1,039
Amortization of intangible assets	-	1	1	4
Other	420	396	1,213	1,095
Total Other Expenses	4,435	4,293	13,702	13,265
Income before Income Taxes	718	652	778	738
EXPENSE (BENEFIT) FOR INCOME TAXES	143	106	(29)	(94)
Net Income	575	546	807	832
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on available for sale securities arising during the period	430	693	(3,327)	1,413
Reclassification adjustment for net gain on securities transactions included in net income	-	(569)	(399)	(763)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(173)	(49)	1,490	(259)
Other comprehensive income (loss), net of income taxes	257	75	(2,236)	391
Comprehensive income (loss)	$832	$621	$(1,429)	$1,223
EARNINGS PER SHARE
Basic	$0.14	$0.17	$0.23	$0.26
Diluted	$0.14	$0.17	$0.23	$0.25
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2012
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net income	-	-	832	-	-	832
Other comprehensive income	-	-	-	391	-	391
Treasury shares purchased	(10,339)				(55)	(55)
Restricted stock granted	37,496	-	-	-	-	-
Restricted stock forfeited	(2,233)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	112	-	-	-	112

Balance September 30, 2012	3,397,873	$28,076	$12,055	$1,110	$(59)	$41,182

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	807	-	-	807
Other comprehensive loss	-	-	-	(2,236)	-	(2,236)
Restricted stock granted	32,940	-	-	-	-	-
Stock issued in rights offering	1,198,300	6,896	-	-	-	6,896
Compensation expense related to stock
option and restricted stock grants	-	174	-	-	-	174

Balance September 30, 2013	4,629,113	$35,187	$12,765	$(1,880)	$(59)	$46,013

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$807	$832
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,342	2,922
Depreciation and amortization	510	509
Net amortization of securities premiums and discounts	2,496	1,991
Net realized gain on sale of securities	(399)	(763)
Net realized gain on sale of loans held for sale	-	(47)
Proceeds from the sale of loans held for sale	-	638
Net realized loss on sale of premises and equipment	-	6
Net realized gain on sale of foreclosed real estate	(50)	(5)
Write-downs of and provisions for foreclosed real estate	995	871
Deferred income taxes	648	(509)
Earnings on bank owned life insurance	(267)	(300)
Compensation expense for stock options and stock awards	174	112
(Increase) decrease in assets:
Accrued interest receivable	46	(126)
Other assets	(142)	1,060
Decrease in accrued interest payable and other liabilities	(27)	4,096
Net Cash Provided by Operating Activities	7,133	11,287
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(28,745)	(71,850)
Sales	13,029	24,187
Maturities, calls and principal repayments	33,431	24,475
Securities held to maturity:
Purchases	(1,860)	(2,623)
Maturities, calls and principal repayments	1,222	1,220
Net increase in loans	(49,080)	(5,632)
Proceeds from the sale of foreclosed real estate	3,897	425
Purchases of bank premises and equipment	(589)	(375)
Proceeds from the sale of premises and equipment	-	12
Increase in FHLB stock	(500)	(106)
Net Cash Used in Investing Activities	(29,195)	(30,267)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	4,538	(8,035)
Increase in borrowed funds	10,000	-
Purchase of treasury stock	-	(55)
Net proceeds from issuance of common stock	6,896	-
Net Cash Provided by Financing Activities	21,434	(8,090)
Net Decrease in Cash and Cash Equivalents	(628)	(27,070)
Cash and Cash Equivalents - Beginning	11,668	37,500
Cash and Cash Equivalents - Ending	$11,040	$10,430

Supplementary Cash Flows Information
Interest paid	$2,468	$2,952
Income taxes paid	$33	$212

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$2,853	$940
Loans transferred to held for sale	$-	$591

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements.  The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of September 30, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013
U.S. government agencies	$5,517	$24	$(28)	$5,513
State and political subdivisions	28,772	3	(2,660)	26,115
Mortgage-backed securities:
U.S. government-sponsored enterprises	63,814	320	(830)	63,304
Equity securities-financial services industry and other	408	55	(17)	446
	$98,511	$402	$(3,535)	$95,378

December 31, 2012
State and political subdivisions	$27,341	$594	$(194)	$27,741
Mortgage-backed securities:
U.S. government-sponsored enterprises	90,487	671	(449)	90,709
Equity securities-financial services industry and other	460	16	(45)	431
	$118,288	$1,281	$(688)	$118,881

Securities with a carrying value of approximately $39.9 million and $26.1 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2013, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	502	496
Due after five years through ten years	2,102	2,032
Due after ten years	26,168	23,587
Total bonds and obligations	28,772	26,115
U.S. government agencies	5,517	5,513
Mortgage-backed securities:
U.S. government-sponsored enterprises	63,814	63,304
Equity securities-financial services industry and other	408	446
Total available for sale securities	$98,511	$95,378

There were no gross realized gains on sales of securities available for sale for the three months ended September 30, 2013. Gross realized gains on sales of securities available for sale were $561 thousand for the three months ended September 30, 2012, and there were no gross realized losses for the three months ended September 30, 2013 and 2012.  Gross realized gains on sales of securities available for sale were $407 thousand and $775 thousand for the nine months ended September 30, 2013 and 2012, respectively, and gross realized losses were $8 thousand and $20 thousand for the nine months ended September 30, 2013 and 2012, respectively.  In addition, we realized gross gains of $8 thousand on debt securities that were called during the three and nine month period ended September 30, 2012.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2013
U.S. government agencies	$3,303	$(28)	$-	$-	$3,303	$(28)
State and political subdivisions	25,194	(2,603)	465	(57)	25,659	(2,660)
Mortgage-backed securities:				-
U.S. government-sponsored enterprises	33,977	(612)	8,102	(218)	42,079	(830)
Equity securities-financial services industry and other	-	-	126	(17)	126	(17)
Total temporarily impaired securities	$62,474	$(3,243)	$8,693	$(292)	$71,167	$(3,535)

December 31, 2012
State and political subdivisions	$9,788	$(194)	$-	$-	$9,788	$(194)
Mortgage-backed securities:
U.S. government-sponsored enterprises	31,901	(305)	4,658	(144)	36,559	(449)
Equity securities-financial services industry and other	106	(37)	109	(8)	215	(45)
Total temporarily impaired securities	$41,795	$(536)	$4,767	$(152)	$46,562	$(688)

As of September 30, 2013, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At September 30, 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2013, there were two securities with a fair value of $3.3 million that had an unrealized loss that amounted to $28 thousand.  As of September 30, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at September 30, 2013, were deemed to be other-than-temporarily impaired.

State and Political Subdivisions

At September 30, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2013, there were 51 securities with a fair value of $25.7 million that had an unrealized loss that amounted to $2.7 million.  The average loss amounts to 9.4% of amortized cost at September 30, 2013.   These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at September 30, 2013, were deemed to be other-than-temporarily-impaired.

At December 31, 2012, the decline in fair value and the related unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2012, there were 17 securities with a fair value of $9.8 million that had an unrealized loss that amounted to $194 thousand.  The average loss amounts to 1.9% of amortized cost at December 31, 2012.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore none of our state and political subdivision securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

Mortgage-Backed Securities

At September 30, 2013, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2013, there were 35 securities with a fair value of $42.1 million that had an unrealized loss that amounted to $830 thousand.  As of September 30, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September  30, 2013, were deemed to be other-than-temporarily impaired.

At December 31, 2012, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2012, there were 22 securities with a fair value of $36.6 million that had an unrealized loss that amounted to $449 thousand.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

Equity Securities

Our marketable equity securities portfolio consists primarily of one equity fund and common stock of entities in the financial services industry.  At September 30, 2013, there was one security with a fair value of $126 thousand that had an unrealized loss of $17 thousand.  These securities have been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated each of the underlying banks for credit impairment based on its financial condition and performance.    Based on our evaluation and expectation that these securities will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of September  30, 2013 and December 31, 2012, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013
State and political subdivisions	$5,824	$101	$(69)	$5,856

December 31, 2012
State and political subdivisions	$5,221	$260	$(9)	$5,472

The amortized cost and carrying value of securities held to maturity at September 30, 2013, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,860	$1,860
Due after one year through five years	-	-
Due after five years through ten years	1,290	1,285
Due after ten years	2,674	2,711
Total held to maturity securities	$5,824	$5,856

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2013
State and political subdivisions	$1,617	$(58)	$253	$(11)	$1,870	$(69)

December 31, 2012
State and political subdivisions	$830	$(9)	$-	$-	$830	$(9)

As of September 30, 2013, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At September 30, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September

30, 2013, there were four securities with a fair value of $1.9 million that had an unrealized loss that amounted to $69 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2013,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at September 30, 2013, were deemed to be other-than-temporarily impaired.

At December 31, 2012, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2012, there were two securities with a fair value of $830 thousand that had an unrealized loss that amounted to $9 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2012, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2012, were deemed to be other-than-temporarily impaired.

NOTE 3 – LOANS

The composition of net loans receivable at September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial	$17,999	$16,158
Construction	9,649	7,004
Commercial real estate	256,976	225,345
Residential real estate	106,448	98,301
Consumer and other	1,615	1,255
	392,687	348,063
Unearned net loan origination fees	(387)	(327)
Allowance for loan losses	(5,655)	(4,976)
Net loans receivable	$386,645	$342,760

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $553 thousand and $695 thousand at September 30, 2013 and December 31, 2012, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2013 and 2012:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
Three Months Ended:
September 30, 2013
Beginning balance	$249	$400	$3,472	$990	$15	$521	$5,647
Charge-offs	-	(19)	(747)	(89)	(7)	-	(862)
Recoveries	-	-	343	24	3	-	370
Provision	(10)	16	358	(58)	4	190	500
Ending balance	$239	$397	$3,426	$867	$15	$711	$5,655

September 30, 2012
Beginning balance	$430	$170	$4,547	$1,055	$11	$47	$6,260
Charge-offs	-	(122)	(264)	(266)	(8)	-	(660)
Recoveries	-	-	2	-	15	-	17
Provision	183	131	153	393	(10)	254	1,104
Ending balance	$613	$179	$4,438	$1,182	$8	$301	$6,721

Nine Months Ended:
September 30, 2013
Beginning balance	$271	$223	$3,395	$869	$38	$180	$4,976
Charge-offs	(6)	(141)	(1,759)	(155)	(22)	-	(2,083)
Recoveries	-	-	387	24	9	-	420
Provision	(26)	315	1,403	129	(10)	531	2,342
Ending balance	$239	$397	$3,426	$867	$15	$711	$5,655

September 30, 2012
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	-	(830)	(2,081)	(546)	(53)	-	(3,510)
Recoveries	2	-	71	-	26	-	99
Provision	307	715	1,615	741	26	(482)	2,922
Ending balance	$613	$179	$4,438	$1,182	$8	$301	$6,721

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2013 and December 31, 2012, disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

September 30, 2013
Commercial and industrial	$239	$-	$239	$17,999	$-	$17,999
Construction	397	27	370	9,649	269	9,380
Commercial real estate	3,426	308	3,118	256,976	10,930	246,046
Residential real estate	867	99	768	106,448	2,819	103,629
Consumer and other loans	15	-	15	1,615	-	1,615
Unallocated	711	-	-	-	-	-
Total	$5,655	$434	$4,510	$392,687	$14,018	$378,669

December 31, 2012
Commercial and industrial	$271	$27	$244	$16,158	$27	$16,131
Construction	223	42	181	7,004	2,462	4,542
Commercial real estate	3,395	230	3,165	225,345	12,682	212,663
Residential real estate	869	66	803	98,301	3,351	94,950
Consumer and other loans	38	-	38	1,255	-	1,255
Unallocated	180	-	-	-	-	-
Total	$4,976	$365	$4,431	$348,063	$18,522	$329,541

An age analysis of loans receivable which were past due as of September 30, 2013 and December 31, 2012, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

September 30, 2013
Commercial and industrial	$-	$-	$50	$50	$17,949	$17,999	$50
Construction	-	-	269	269	9,380	9,649	-
Commercial real estate	988	260	10,319	11,567	245,409	256,976	-
Residential real estate	372	407	2,962	3,741	102,707	106,448	144
Consumer and other	2	5	3	10	1,605	1,615	3
Total	$1,362	$672	$13,603	$15,637	$377,050	$392,687	$197

December 31, 2012
Commercial and industrial	$-	$-	$27	$27	$16,131	$16,158	$-
Construction	-	-	2,462	2,462	4,542	7,004	-
Commercial real estate	1,103	1,303	12,127	14,533	210,812	225,345	65
Residential real estate	207	127	3,315	3,649	94,652	98,301	-
Consumer and other	12	3	144	159	1,096	1,255	143
Total	$1,322	$1,433	$18,075	$20,830	$327,233	$348,063	$208

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at September 30, 2013 and December 31, 2012, were:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial	$-	$27
Construction	269	2,462
Commercial real estate	10,319	12,062
Residential real estate	2,818	3,315
Consumer and other	-	1
Total	$13,406	$17,867

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2013 and December 31, 2012:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial and industrial	$17,936	$63	$-	$-	$17,999
Construction	9,380	-	269	-	9,649
Commercial real estate	234,820	7,188	14,968	-	256,976
Residential real estate	102,371	1,045	3,017	15	106,448
Consumer and other	1,474	141	-	-	1,615
	$365,981	$8,437	$18,254	$15	$392,687

December 31, 2012
Commercial and industrial	$15,860	$269	$23	$6	$16,158
Construction	4,542	-	2,462	-	7,004
Commercial real estate	203,106	4,648	17,256	335	225,345
Residential real estate	93,563	253	4,485	-	98,301
Consumer and other	1,112	-	143	-	1,255
	$318,183	$5,170	$24,369	$341	$348,063

The following table reflects information about our impaired loans by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Construction	$-	$-	$-	$2,421	$2,743	$-
Commercial real estate	8,039	8,398	-	10,466	13,581	-
Residential real estate	2,182	2,237	-	2,675	2,768	-

With an allowance recorded:
Commercial and industrial	-	-	-	27	27	27
Construction	269	391	27	42	42	42
Commercial real estate	2,891	3,967	308	2,216	3,135	230
Residential real estate	637	730	99	675	675	66

Total:
Commercial and industrial	-	-	-	27	27	27
Construction	269	391	27	2,463	2,785	42
Commercial real estate	10,930	12,365	308	12,682	16,716	230
Residential real estate	2,819	2,967	99	3,350	3,443	66
	$14,018	$15,723	$434	$18,522	$22,971	$365

The following table presents the average recorded investment and income recognized for the three and nine months ended September  30, 2013 and 2012:

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$-	$-	$2,251	$-
Commercial real estate	8,386	11	4,538	12
Residential real estate	2,261	22	1,964	9
Total impaired loans without a related allowance	10,647	33	8,753	21

With an allowance recorded:
Commercial and industrial	-	-	398	-
Construction	328	-	1,765	3
Commercial real estate	2,764	-	13,092	10
Residential real estate	887	-	991	2
Total impaired loans with an allowance	3,979	-	16,246	15
Total impaired loans	$14,626	$33	$24,999	$36

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$329	$-	$1,986	$-
Commercial real estate	8,334	51	6,505	42
Residential real estate	2,288	24	1,756	41
Total impaired loans without a related allowance	10,951	75	10,247	83

With an allowance recorded:
Commercial and industrial	-	-	189	-
Construction	374	-	1,405	3
Commercial real estate	2,927	-	14,610	59
Residential real estate	946	3	786	17
Total impaired loans with an allowance	4,247	3	16,990	79
Total impaired loans	$15,198	$78	$27,237	$162

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total

September 30, 2013
Performing	$612	$-	$-	$612
Non-performing	4,720	-	527	5,247
Total	$5,332	$-	$527	$5,859

December 31, 2012
Performing	$603	$-	$5	$608
Non-performing	1,829	6	228	2,063
Total	$2,432	$6	$233	$2,671

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2013, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table summarizes troubled debt restructurings that occurred during the three and nine months ended September 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

Three months ended September 30, 2013
Commercial real estate	1	$1,201	$1,201

Nine months ended September 30, 2013
Commercial real estate	3	$3,100	$3,100
Residential real estate	1	302	302

The troubled debt restructurings presented in the table above resulted in an allocation of the allowance for credit losses of $49 thousand and $112 thousand for the three and nine months ended September 30, 2013, respectively.  These specific reserves are included in the allowance for credit losses for loans individually evaluated for impairment. There were $200 thousand in charge-offs on the troubled debt restructurings presented in the table above during the three and nine months ended September 30, 2013.

There were no troubled debt restructurings that occurred during the three and nine months ended September 30, 2012, therefore, no allocation for the allowance for credit losses or charge-offs were required on loans modified as troubled debt restructurings during the three and nine months ended September 30, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and nine months ended September 30, 2013 and 2012.

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

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common shareholders	$575	4,031,022	$0.14	$546	3,264,034	$0.17
Effect of dilutive securities:
Nonvested stock awards	-	35,887		-	24,933
Diluted earnings per share:
Net earnings applicable to common shareholders and assumed conversions	$575	4,066,909	$0.14	$546	3,288,967	$0.17

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common shareholders	$807	3,538,770	$0.23	$832	3,260,827	$0.26
Effect of dilutive securities:
Nonvested stock awards	-	31,393		-	21,399
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$807	3,570,163	$0.23	$832	3,282,226	$0.25

Options to purchase 43,022 and 65,036 shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income:
Unrealized gains on available for sale securities	$430	$173	$257	$693	$277	$416
Reclassification adjustment for net gains on securities transactions included in net income	-	-	-	(569)	(228)	(341)
Total other comprehensive income	$430	$173	$257	$124	$49	$75

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(3,327)	$(1,330)	$(1,997)	$1,413	$564	$849
Reclassification adjustment for net gains on securities transactions included in net income	(399)	(160)	(239)	(763)	(305)	(458)
Total other comprehensive (loss) income	$(3,726)	$(1,490)	$(2,236)	$650	$259	$391

Reclassification adjustments for gains on securities transactions of $399 thousand for the nine months ended September 30, 2013 and $569 thousand and $763 thousand for the three and nine months ended September 30, 2012, respectively, are presented in the income statement on the line item for net gain on securities transactions.  There were no reclassification adjustments for gains on securities transactions for the three months ended September 30, 2013.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,219	$-	$4,219	$4,089	$-	$4,089
Other income from external sources	678	756	1,434	1,276	684	1,960
Depreciation and amortization	162	4	166	170	3	173
Income (loss) before income taxes	588	130	718	546	106	652
Income tax (benefit) expense (1)	91	52	143	64	42	106
Total assets	531,730	3,156	534,886	500,594	3,700	504,294

	Nine Months Ended September 30, 2013			Nine Months Ended September30, 2012
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$12,140	$-	$12,140	$12,225	$-	$12,225
Other income from external sources	2,437	2,245	4,682	2,808	1,892	4,700
Depreciation and amortization	502	8	510	501	8	509
Income (loss) before income taxes	389	389	778	522	216	738
Income tax (benefit) expense (1)	(185)	156	(29)	(180)	86	(94)
Total assets	531,730	3,156	534,886	500,594	3,700	504,294

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

Information regarding our stock option plans as of September 30, 2013, was as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	55,751	$12.48
Options expired	(12,729)	10.59
Options outstanding, end of quarter	43,022	$13.04	0.76	-
Options exercisable, end of quarter	43,022	$13.04	0.76	-
Option price range at end of quarter	$8.99 to $16.45
Option price range for exercisable shares	$8.99 to $16.45

During the three months ended September 30, 2013 and 2012, we expensed $60 thousand and $39 thousand, respectively, in stock-based compensation under restricted stock awards.    During the nine months ended September 30, 2013 and 2012, we expensed $174 thousand and $112 thousand, respectively, in stock-based compensation under restricted stock awards.  The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2013, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	123,144	$4.83
Granted	32,940	6.06
Vested	(28,162)	5.52
Unvested restricted stock, end of period	127,922	$4.99

At September 30, 2013, unrecognized compensation expense for non-vested restricted stock was $500 thousand, which is expected to be recognized over an average period of 2.5 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We, generally, hold collateral and/or personal guarantees supporting these commitments.  As of September 30, 2013, we had $2.0 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2013, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the valuation of our financial assets measured on a recurring basis by the above FASB ASC 820 pricing observability levels:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2013:
U.S. government agencies	$5,513	$-	$5,513	$-
State and political subdivisions	26,115	-	26,115	-
Mortgage-backed securities
U.S. government-sponsored enterprises	63,304	-	63,304	-
Equity securities-financial services industry and other	446	446	-	-

December 31, 2012:
State and political subdivisions	$27,741	$-	$27,741	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	90,709	-	90,709	-
Equity securities-financial services industry and other	431	431	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012, are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2013:
Impaired loans	$4,207	$-	$-	$4,207
Foreclosed real estate	789	-	-	789

December 31, 2012:
Impaired loans	$6,239	$-	$-	$6,239
Foreclosed real estate	3,612	-	-	3,612

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

September 30, 2013:
Impaired loans	$4,207	Appraisal of	Appraisal	0% to -61.2%
		collateral	adjustments (1)	(-7.5%)

Foreclosed real estate	789	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2012:
Impaired loans	$6,239	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-21.8%)

Foreclosed real estate	3,612	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2013 and December 31, 2012:

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

The fair values of our financial instruments at September 30, 2013 and December 31, 2012, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	September 30, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,040	$11,040	$11,040	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	95,378	95,378	446	94,932	-
Securities held to maturity	5,824	5,856	-	5,856	-
Federal Home Loan Bank stock	2,480	2,480	-	2,480	-
Loans receivable, net of allowance	386,645	387,076	-	-	387,076
Accrued interest receivable	1,695	1,695	-	1,695	-

Financial liabilities:
Non-maturity deposits	340,503	325,590	325,590	-	-
Time deposits	96,471	97,616	-	97,616	-
Borrowings	36,000	38,130	-	38,130	-
Junior subordinated debentures	12,887	7,581	-	7,581	-
Accrued interest payable	206	206	-	206	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,668	$11,668	$11,668	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	118,881	118,881	431	118,450	-
Securities held to maturity	5,221	5,472	-	5,472	-
Federal Home Loan Bank stock	1,980	1,980	-	1,980	-
Loans receivable, net of allowance	342,760	353,208	-	-	353,208
Accrued interest receivable	1,741	1,741	-	1,741	-

Financial liabilities:
Non-maturity deposits	328,856	327,096	327,096	-	-
Time deposits	103,580	105,680	-	105,680	-
Borrowings	26,000	29,476	-	29,476	-
Junior subordinated debentures	12,887	6,315	-	6,315	-
Accrued interest payable	273	273	-	273	-

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013.  For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Overview - For the quarter ended September 30, 2013, we reported net income of $575 thousand, or $0.14 per basic and diluted share, as compared to net income of $546 thousand, or $0.17 per basic and diluted share, for the same period last year.  The increase in net income for the quarter ended September 30, 2013 was largely due to decreases in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate), which decreased $686 thousand or 44.5%, which was partially offset by a decrease in gain on securities transactions of $569 thousand.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$30,413	$382	4.98%	$32,199	$442	5.46%
Taxable	81,765	130	0.63%	86,766	241	1.10%
Total securities	112,178	512	1.81%	118,965	683	2.28%
Total loans receivable (4)	383,690	4,599	4.76%	342,502	4,467	5.19%
Other interest-earning assets	5,807	2	0.14%	10,405	4	0.15%
Total earning assets	501,675	$5,113	4.04%	$471,872	$5,154	4.35%

Non-interest earning assets	35,011			43,319
Allowance for loan losses	(6,019)			(6,671)
Total Assets	$530,667			508,520

Sources of Funds:
Interest bearing deposits:
NOW	$114,972	$38	0.13%	$95,611	$36	0.15%
Money market	15,044	8	0.21%	14,506	11	0.30%
Savings	152,168	80	0.21%	162,762	133	0.33%
Time	96,396	293	1.21%	104,128	407	1.55%
Total interest bearing deposits	378,580	419	0.44%	377,007	587	0.62%
Borrowed funds	36,598	293	3.18%	26,196	268	4.07%
Junior subordinated debentures	12,887	54	1.66%	12,887	60	1.85%
Total interest bearing liabilities	428,065	$766	0.71%	$416,090	$915	0.87%

Non-interest bearing liabilities:
Demand deposits	58,591			48,702
Other liabilities	1,405			2,676
Total non-interest bearing liabilities	59,996			51,378
Stockholders' equity	42,606			41,052
Total Liabilities and Stockholders' Equity	$530,667			$508,520

Net Interest Income and Margin (5)		4,347	3.44%		4,239	3.57%
Tax-equivalent basis adjustment		(128)			(150)
Net Interest Income		$4,219			$4,089

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

Net interest income on a fully tax equivalent basis increased $108 thousand, or 2.5%, to $4.3 million for the third quarter of 2013 as compared to $4.2 million for same period in 2012.  The increase in net interest income was largely due to a $29.8 million, or 6.3%, increase in average interest earning assets, principally loans receivable.  The aforementioned increase was partly offset by a 13 basis point decline in the net interest margin to 3.44% for the third quarter of 2013 as compared to the same period last year. The decline in the net interest margin was mostly due to a 31 basis point decline in the average rate earned on interest earning assets.  This decline was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 16 basis points to 0.71% for the third quarter of 2013 from 0.87% for the same period in 2012.

Interest Income – Our total interest income, on a fully tax equivalent basis, decreased $41 thousand, or 0.8%, to $5.1 million for the quarter ended September 30, 2013, as compared to the same period last year.  The decline was due to lower earning asset yields, which decreased 31 basis points to 4.04% for the quarter ended September 30, 2013, as compared to the same period in 2012.

Our total interest income earned on loans receivable increased $132 thousand, or 3.0%, to $4.6 million for the third quarter of 2013 as compared to the same period in 2012.  The increase was driven by an increase in average balance of loans receivable of $41.2 million, or 12.0%, for the three months ended September 30, 2013, as compared to same period last year.  The increase in interest income earned on loans receivable was partly offset by a 43 basis point decline in average yields to 4.76% for the quarter ended September 30, 2013, as compared to the same period in 2012.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $171 thousand, to $512 thousand for the quarter ended September 30, 2013, from $683 thousand for the same period in 2012.  This decrease was largely due to a decline in the average rate earned on securities, which declined 47 basis points for the quarter ended September 30, 2013, as compared to the same period last year.  The decrease in yields on securities was largely due to an increase in premium amortization relating to the government sponsored mortgage backed securities portion of our securities portfolio and the investment in securities in a low market rate environment.  Premium amortization has increased as a result of faster prepayment speeds stemming from the historical low mortgage rate environment and government sponsored programs facilitating the consumer refinancing process.  The decrease in interest income on securities was also affected by a $6.8 million, or 5.7%, decrease in average balance of securities for the three months ended September 30, 2013, as compared to same period last year. This decrease resulted primarily from principal pay-downs and amortization of securities as well as sales of securities during the quarter.  The proceeds from securities sales were primarily reinvested in the securities portfolio with the remaining difference used to fund loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $2 thousand for the third quarter of 2013 as compared to the same period in 2012 due to a decline in average balances.  The average balances in other interest-earning assets decreased $4.6 million to $5.8 million in the third quarter of 2013 from $10.4 million during the third quarter a year earlier.

Interest Expense – Our interest expense for the three months ended September 30, 2013 decreased $149 thousand, or 16.3%, to $766 thousand from $915 thousand for the same period in 2012.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 16 basis points from 0.87% for the three months ended September 30, 2012, to 0.71% for the same period in 2013 and a increase in average balances in interest-bearing liabilities, which increased $12.0 million, or 2.9%, to $428.1 million for the second quarter of 2013 from $416.1 million for the same period in 2012.

Our interest expense on deposits declined $168 thousand, or 28.6%, for the quarter ended September 30, 2013, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 18 basis points to 0.44% for the second quarter 2013 as compared to the same period in 2012.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $604 thousand to $500 thousand for the third quarter of 2013, as compared to $1.1 million for the same period in 2012.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported a decrease in non-interest income of $526 thousand, or 26.8%, to $1.4 million for the third quarter of 2013 as compared to the same period last year.  The decrease in non-interest income was largely due to a decrease in gains on securities transactions of $569 thousand, which was partially offset by an increase in insurance commissions and fees of $72 thousand, or 10.5%.

Non-Interest Expense – Our non-interest expenses increased $142 thousand, or 3.3%, to $4.4 million for the third quarter of 2013 as compared to the same period last year.  The increase for the third quarter of 2013 versus the same period in 2012 was largely due to increases in salaries and employee benefits expense and expenses related to foreclosed real estate, which increased $191 thousand and $85 thousand, respectively.  The aforementioned increases were partly offset by decreases in loan collection costs and professional fees of $167 thousand and $22 thousand, respectively.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $143 thousand for the three months ended September 30, 2013, compared to income tax expense of $106 thousand for the three months ended September 30, 2012.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Overview - For the nine months ended September 30, 2013, we reported net income of $807 thousand, or $0.23 per basic and diluted share, as compared to net income of $832 thousand, or $0.26 per basic and $0.25 per diluted share, for the same period last year.  The decline in net income for the nine months ended September 30, 2013 was primarily attributed to an increase in non-interest expenses of $437 thousand, or 3.3%, which was partially offset by a decrease in the provision for loan losses of $580 thousand, or 19.8%.

Comparative Average Balances and Average Interest Rates

The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$30,723	$1,148	5.00%	$29,444	$1,253	5.68%
Taxable	91,750	410	0.60%	84,774	994	1.57%
Total securities	122,473	1,558	1.70%	114,218	2,247	2.63%
Total loans receivable (4)	365,847	13,360	4.88%	339,839	13,292	5.22%
Other interest-earning assets	5,294	9	0.23%	21,095	30	0.19%
Total earning assets	493,614	$14,927	4.04%	475,152	$15,569	4.38%

Non-interest earning assets	38,274			42,076
Allowance for loan losses	(5,702)			(7,335)
Total Assets	$526,186			$509,893

Sources of Funds:
Interest bearing deposits:
NOW	$111,947	$109	0.13%	$94,578	$129	0.18%
Money market	14,633	23	0.21%	16,962	47	0.37%
Savings	155,056	274	0.24%	163,331	492	0.40%
Time	99,426	1,004	1.35%	107,389	1,270	1.58%
Total interest bearing deposits	381,062	1,410	0.49%	382,260	1,938	0.68%
Borrowed funds	32,619	828	3.39%	26,066	797	4.08%
Junior subordinated debentures	12,887	163	1.69%	12,887	183	1.90%
Total interest bearing liabilities	426,568	$2,401	0.75%	421,213	$2,918	0.93%

Non-interest bearing liabilities:
Demand deposits	55,652			45,949
Other liabilities	2,992			2,209
Total non-interest bearing liabilities	58,644			48,158
Stockholders' equity	40,974			40,522
Total Liabilities and Stockholders' Equity	$526,186			$509,893

Net Interest Income and Margin (5)		$12,526	3.39%		$12,651	3.56%
Tax-equivalent basis adjustment		(386)			(426)
Net Interest Income		$12,140			$12,225

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

Net interest income on a fully tax equivalent basis declined $125 thousand, or 1.0%, to $12.5 million for the first nine months of 2013 as compared to $12.7 million for same period in 2012.  The decrease in net interest income was largely due to the Company’s net interest margin declining 17 basis points to 3.39% for the first nine months of 2013 compared to the same period last year.  The decline in the net interest margin was mostly due to a 34 basis point decline in the average rate earned on interest earning assets.  This decline was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 18 basis points to 0.75% for the first nine months of 2013 from 0.93% for the same period in 2012, and a $18.5 million, or 3.9%, increase in average interest earning assets, principally loans receivable and securities.

Interest Income – Our total interest income, on a fully tax equivalent basis, decreased $642 thousand, or 4.1%, to $14.9 million for the nine months ended September 30, 2013, as compared to the same period last year.  The decline was due to lower earning asset yields, which decreased 34 basis points to 4.04% for the nine months ended September 30, 2013, as compared to the same period in 2012.

Our total interest income earned on loans receivable increased $68 thousand, or 0.5%, to $13.4 million for the first nine months of 2013 as compared to the same period in 2012.  The increase was driven by an increase in average balance of loans receivable of $26.0 million, or 7.7%, for the nine months ended September 30, 2013, as compared to same period last year.  The increase in interest income earned on loans receivable was partly offset by a 34 basis point decline in average yields to 4.88% for the year ended September 30, 2013, as compared to the same period in 2012.

Our total interest income earned on securities, on a fully taxable equivalent basis, decreased $689 thousand, to $1.6 million for the nine months ended September 30, 2013, from $2.2 million for the same period in 2012.  This decrease was largely due to a decline in the average rate earned on securities, which declined 93 basis points for the nine months ended September 30, 2013, as compared to the same period last year.  The decrease in yields on securities was largely due to an increase in premium amortization relating to the government sponsored mortgage backed securities portion of our securities portfolio.  Premium amortization has increased as a result of faster prepayment speeds stemming from the historical low mortgage rate environment and government sponsored programs facilitating the consumer refinancing process.  To a lesser extent, the lower yields on the securities portfolio reflect the investment in securities in a low market rate environment. The decrease in interest income on securities was offset by a $8.3 million, or 7.2%, increase in average balance of securities for the nine months ended September 30, 2013, as compared to same period last year. The increase resulted from investing excess liquidity generated from deposit growth outpacing loan growth.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $21 thousand for the first nine months of 2013 as compared to the same period in 2012 due to a decline in average balances.  The average balances in other interest-earning assets decreased $15.8 million to $5.3 million in the first nine months of 2013 from $21.1 million during the first six months a year earlier.

Interest Expense – Our interest expense for the nine months ended September 30, 2013 decreased $517 thousand, or 17.7%, to $2.4 million from $2.9 million for the same period in 2012.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 18 basis points from 0.93% for the nine months ended September 30, 2012, to 0.75% for the same period in 2013.  The improvement in interest expense was partly offset by an increase in average balances in interest-bearing liabilities, which grew $5.4 million, or 1.3%, to $426.6 million for the first nine months of 2013 from $421.2 million for the same period in 2012.

Our interest expense on deposits declined $528 thousand, or 27.2%, for the nine months ended September 30, 2013, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 19 basis points to 0.49% for the first nine months 2013 as compared to the same period in 2012.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $580 thousand to $2.3 million for the first nine months of 2013, as compared to $2.9 million for the same period in 2012.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported a decrease in non-interest income of $18 thousand, or 0.4%, to $4.7 million for the first nine months of 2013 as compared to the same period last year.  The decrease in non-interest income was primarily due to a decrease in gains on securities transactions of $364 thousand, which was partially offset by an increase in insurance commissions and fees of $353 thousand, or 18.7%.

Non-Interest Expense – Our non-interest expenses increased $437 thousand, or 3.3%, to $13.7 million for the first nine months of 2013 as compared to the same period last year.  The increase for the first nine months of 2013 versus the same period in 2012 was primarily due to increases in expenses related to foreclosed real estate, salaries and employee benefits expense and other expenses of $286 thousand, $199 thousand and $118 thousand, respectively, which was partially offset by decreases in loan collection costs of $288 thousand.

Income Taxes – Our income tax benefit, which includes both federal and state tax expense, was a benefit of $29 thousand for the nine months ended September 30, 2013, compared to income tax benefit of $94 thousand for the nine months ended September 30, 2012.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 TO DECEMBER 31, 2012

At September 30, 2013, our total assets were $534.9 million, an increase of $20.2 million, or 3.9%, as compared to total assets of $514.7 million at December 31, 2012.  The increase in total assets was largely driven by net loans receivable growth of $43.9 million, or 12.8%, which was partially offset by a decline in the securities portfolio of $22.9 million, or 18.5%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $628 thousand to $11.0 million at September 30, 2013, or 2.1% of total assets, from $11.7 million, or 2.3% of total assets, at December 31, 2012.  The decrease was largely due to the investment of excess liquidity into loans.

Securities Portfolio – At September 30, 2013,  the securities portfolio, which includes available for sale and held to maturity securities, was  $101.2 million compared to $124.1 million at December 31, 2012. Available for sale securities were $95.4 million at September 30, 2013, compared to $118.9 million at December 31, 2012. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.8 million at September 30, 2013 compared to $5.2 million at December 31, 2012.

Net unrealized (losses) gains in the securities portfolio were ($3.1) million  and $844 thousand at September 30, 2013 and December 31, 2012, respectively. The decrease in the fair value of the investment securities was driven by state and political subdivisions and mortgage-backed securities. Gross unrealized gains decreased by $1.0 million to $503 thousand at September 30, 2013, as compared to $1.5 million at December 31, 2012.  The increase in gross unrealized losses of $2.9 million to $3.6 million at September 30, 2013, as compared to December 31, 2012, was largely attributed to lower fair values of state and political subdivisions due to an increase in spreads and an 86 basis point rate increase in the 10 year U.S. Treasury.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to the unaudited consolidated financial statements. Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities have been evaluated for other-than-temporary impairment as of September 30, 2013 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation, we do not intend to sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $2.5 million and $2.0 million at September 30, 2013 and December 31, 2012, respectively, and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at September 30, 2013 and December 31, 2012.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $44.6 million, or 12.8%, to $392.3 million at September 30, 2013, from $347.7 million at year-end 2012.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial loans	$17,999	$16,158
Construction	9,649	7,004
Commercial real estate	256,976	225,345
Residential real estate	106,448	98,301
Consumer and other	1,615	1,255
Total gross loans	$392,687	$348,063

Loan and Asset Quality – Our overall credit quality of the Company continued to improve through September 30, 2013, as our total problem assets, which is comprised of foreclosed real estate, criticized assets and classified assets, declined $5.2 million, or 14.8%, to $29.8 million at September 30, 2013, from $34.9 million at December 31, 2012. Our total problem assets declined 52.8% from a historical high of $62.8 million at March 31, 2010, as compared to September 30, 2013.

Non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $6.5 million, or 27.2%, to $17.3 million at September 30, 2013, as compared to $23.8 million at December 31, 2012.  The ratios of NPAs to total assets for September 30, 2013 and December 31, 2012 were 3.2% and 4.6%, respectively.  Non-accrual loans decreased $4.5 million, or 25.0%, to $13.4 million at September 30, 2013, as compared to $17.9 million at December 31, 2012, and declined 44.1%  since September 30, 2012.  Non-accrual loans to total assets fell to 2.51% at September 30, 2013, which is the lowest level since 2007.

We continue to actively market our foreclosed real estate properties, which decreased $2.0 million to $3.1 million at September 30, 2013, as compared to $5.1 million at December 31, 2012.  The decrease was primarily due to the sale of foreclosed real estate properties and write-downs on foreclosed real estate of $3.9 million and $995 thousand, respectively, which was partially offset by the addition of $2.9 million in new foreclosed real estate properties during the first nine months of 2013.  At September 30, 2013, our foreclosed real estate properties had an average value of approximately $220 thousand per property.

The allowance for loan losses was $5.7 million, or 1.4% of total loans, at September 30, 2013, compared to $5.0 million, or 1.4% of total loans, at December 31, 2012. The increase in the allowance for loan losses was largely attributed to $2.3 million in provision for loan losses, which was in partly offset by $1.7 million in net charge-offs for the first nine months of 2013.

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

(Dollars in thousands)	September 30, 2013	December 31, 2012

Non-accrual loans	$13,406	$	$ 17,867
Non-accrual loans to total loans	3.42%		5.14%
Non-performing assets	$17,292	$	$ 23,750
Non-performing assets to total assets	3.23%		4.61%
Allowance for loan losses as a % of non-performing loans	39.78%		26.63%
Allowance for loan losses to total loans	1.44%		1.43%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at September 30, 2013 were $14.0 million and at December 31, 2012 were $18.5 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $4.2 million on September 30, 2013 from $6.2 million at December 31, 2012. The principal balances on loans measured at fair value were $4.6 million and $6.6 million, net of valuation allowance of $434 thousand at September 30, 2013 and $365 thousand at December 31, 2012.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $612 thousand at September 30, 2013 and $608 thousand at December 31, 2012.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2013, we had 5 loan relationships totaling $2.2 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2013, the total allowance for loan losses increased $679 thousand, or 13.6%, to $5.7 million, as compared to $5.0 million at December 31, 2012.  The components of this increase were a provision for loan losses of $2.3 million and net charge-offs totaling $1.7 million in the first nine months of 2013.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.4% at September 30, 2013 and December 31, 2012.

The table below presents information regarding our provision and allowance for loan losses at September 30, 2013 and 2012:

(Dollars in thousands)	September 30, 2013	September 30, 2012

Balance, beginning of period	$4,976	$7,210
Provision	2,342	2,922
Charge-offs	(2,083)	(3,510)
Recoveries	420	99
Balance, end of period	$5,655	$6,721

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	September 30, 2013		December 31, 2012
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$239	4.6%	$271	4.6%
Construction	397	2.5%	223	2.0%
Commercial real estate	3,426	65.4%	3,395	64.7%
Residential real estate	867	27.1%	869	28.3%
Consumer and other loans	15	0.4%	38	0.4%
Unallocated	711	-	180	-
Total	$5,655	100.0%	$4,976	100.0%

Bank-Owned Life Insurance (BOLI) –  Our BOLI carrying value amounted to $11.8 million at September 30, 2013 and $11.5 million at December 31, 2012.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2013 and December 31, 2012, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $4.5 million, or 1.0%, to $437.0 million at September 30, 2013, from $432.4 million at December 31, 2012.  The increase in deposits was due to an increase in non-interest bearing deposits of $11.1 million, or 22.9%, partially offset by a decrease in interest bearing deposits of $6.5 million, or 1.7%, for September 30, 2013, as compared to December 31, 2012.  Our funding mix continues to improve as low cost deposits grow.

Borrowings – Borrowings consist of long term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $36.0 million and $26.0 million in borrowings, at a weighted average interest rate of 3.39% at September 30, 2013 and 4.03% at December 31, 2012.  The borrowings at September 30, 2013 consisted of $25.0 million of fixed rate advances and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, we raised $12.5 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2013, was 1.69%.  The capital securities are currently redeemable by us at a redemption price of 100% of par, in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $46.0 million at September 30, 2013 and $40.4 million at December 31, 2012.  The increase was largely due to an increase in capital due to a successful capital raise that was completed in the third quarter of 2013, which resulted in gross proceeds of $7.2 million. This increase was partially offset by a $2.2 million decline in accumulated other comprehensive income relating to net unrealized losses on available for sale securities.    In order to preserve capital, our Board of Directors elected not to declare any cash dividends in the first nine months of 2013 or 2012. The Board will review our dividend policy based on a number of factors, including current economic and regulatory conditions, our earnings and asset quality and capital needs.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2013, total deposits amounted to $437.0 million, a increase of $4.5 million, or 1.0%, from December 31, 2012. At September 30, 2013 and December 31, 2012, advances from FHLB and subordinated debentures totaled $48.9 million and  $38.9 million, respectively, and represented 9.1% and 7.6% of total assets, respectively.

Loan production continued to be our principal investing activity. Net loans receivable at September 30, 2013, amounted to $386.6 million, an increase of $43.9 million, or 12.8%, compared to December 31, 2012.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2013, the total of such assets amounted to $11.0 million, or 2.1%, of total assets, compared to $11.7 million, or 2.3%, of total assets at December 31, 2012. Another significant liquidity source is our available for sale securities portfolio.  At  September 30, 2013, available for sale securities amounted to $95.4 million compared to $118.9 million at December 31, 2012.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $26.2 million through its membership in the FHLB and $7.0 million at Atlantic Central Bankers Bank at September 30, 2013.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At September 30, 2013, the Bank's Tier I and Tier II capital ratios were 13.78% and 15.04%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of September 30, 2013, the Bank had a leverage ratio of 10.39%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2013, totaled $71.4 million and consisted of $33.0 million in commitments to grant commercial real estate, construction and land development loans, $18.8 million in home equity lines of credit, $18.9 million in other unused commitments and $646 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

      Date: November 13, 2013

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
101*

Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*  Filed herewith