Form 10-K
period 2013-12-31
SUSSEX BANCORP
filed 2014-03-19
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-29030

SUSSEX BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Route 23 Franklin, New Jersey 07416
(Address of principal executive offices) (Zip Code)

(844) 256-7328
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

Large accelerated filer ☐Accelerated filer ☐           Non-accelerated filer ☐    Smaller reporting company ☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $6.14 on June 28, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was  $17,067,297.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 11, 2014 was 4,657,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

▪	changes to interest rates, the ability to control costs and expenses;
▪	our ability to integrate new technology into our operations;
▪	general economic conditions;
▪	the success of our efforts to diversify our revenue base by developing additional sources of non-interest income while continuing to manage our existing fee based business;
▪	the impact on us of the changing statutory and regulatory requirements; and
▪	the risks inherent in commencing operations in new markets.

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

1

PART I

ITEM 1.  BUSINESS

General

Sussex Bancorp is a bank holding company incorporated under the laws of the State of New Jersey in January 1996 and the parent company of Sussex Bank (the “Bank”).  Pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the New Jersey Banking Act of 1948, as amended (the “Banking Act”), and pursuant to approval of the Board of Directors of the Bank and shareholders of the Bank, Sussex Bancorp acquired the Bank and became its holding company on November 20, 1996.  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2013, the Company had consolidated total assets of $533.9 million, gross loans of $392.4 million, deposits of $430.3 million and stockholders’ equity of $46.4 million.

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

The corporate offices of the Company are located at 399 Route 23, Franklin, New Jersey 07416 and 100 Enterprise Drive, Suite 700, Rockaway, New Jersey, 07866, and the telephone number is (844) 256-7328.

Our Business

Our primary business is ownership and supervision of the Bank.  Through the Bank, we conduct a traditional commercial banking business, and offer services including personal and business checking accounts and time deposits, money market accounts and savings accounts.  We structure our specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in the northern New Jersey and New York markets.  We engage in a wide range of lending activities and offer commercial, consumer, mortgage, home equity and personal loans.

Through the Bank’s subsidiary, Tri-State, we operate a full service general insurance agency, offering both commercial and personal lines of insurance.

We have two business segments, banking and financial services and insurance services. For financial data on the segments see Note 2 of our consolidated financial statements located elsewhere in this report.

Market Area

Our service area primarily consists of Sussex and Bergen Counties in New Jersey and Orange County, New York; although we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our main office at 399 Route 23, Franklin, New Jersey, our nine branch offices located in Andover, Augusta, Franklin, Montague, Newton, Sparta, Vernon, and Wantage, New Jersey, and in Port Jervis, New York and our loan production and insurance agency satellite office in Rochelle Park, New Jersey.  On December 18, 2013 we permanently closed our Warwick, New York branch location and during the first quarter of 2014 we opened a regional office and corporate center in Rockaway, New Jersey.  Our market area is among the most affluent in the nation.

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

Personnel

At December 31, 2013, we employed 107 full-time employees and 27 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

In July 2013, the federal banking agencies approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal Banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

In December, 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.  The Volcker Rule restricts the ability of banking entities, such as the Company, to engage in proprietary trading or to own, sponsor or have certain relationships with hedge funds or private equity funds—so-called “Covered Funds.”  The final rule definition of Covered Fund includes certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) securities. Compliance is generally required by July 21, 2015.

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

Bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards, and which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking activities than is otherwise permissible for bank holding companies under the BHC Act.  These activities include certain insurance, securities and merchant banking activities.  In addition, financial holding companies may often give after-the-fact notice for a variety of nonbank activities and acquisitions rather than needing advance regulatory approval.  As our business is currently limited to activities permissible for a bank holding company, we have not elected to become a financial holding company.

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

Capital Adequacy Guidelines for Bank Holding Companies.  The Federal Reserve Board has adopted risk-based and leverage capital guidelines for bank holding companies similar to the capital requirements developed for banks discussed below.  The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid, low-risk assets.  The capital guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  We did not have a minimum consolidated risk-based or leverage capital requirement at the holding company level in 2013.  Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  As of June 30, 2012, Sussex Bancorp’s total assets exceeded $500 million.  Therefore, the Company began reporting its consolidated capital in March of 2013.  The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.  However, the Dodd-Frank Act allows for trust preferred securities issued before May 19, 2010, by depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 to continue to count as Tier 1 capital.  Our trust preferred securities were issued prior to May 19, 2010.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s periodic regulatory reports in the beginning of 2015.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

We believe that the Company will be able to comply with the targeted capital ratios upon implementation of the finalized requirements.

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

On February 7, 2011 the FDIC announced the approval of the assessment system mandated by the Dodd-Frank Act.  Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule to base the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits lowered assessments for many community banks with less than $10 billion in assets and reduced the Company’s costs.

The Bank’s FDIC deposit insurance assessment expenses totaled $698 thousand, $681 thousand and $700 thousand, for the years ended December 31, 2013, 2012, and 2011, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Federal Reserve System

Federal Reserve Board regulations require insured depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York. The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $13.3 million, which are exempt. Transaction accounts greater than $13.3 million up to $89.0 million have a reserve requirement of 3%, and those greater than $89.0 million have a reserve requirement of $2.27 million plus 10% of the amount over $89.0 million. The Federal Reserve Board generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

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

The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. For example, generally, a bank is considered “well-capitalized” if it has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of December 31, 2013, Bank’s capital exceeded well-capitalized levels.

As with the Company, the Bank will be subject to the New Capital Rules on the same phase-in schedule.  We believe that the Bank similarly will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized

The New Capital Rules also revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective January 10, 2014.

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

Financial Privacy Laws

Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Incentive Compensation

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve Board, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  In addition to periodic reviews by an independent loan review function, risks within the loan portfolio are analyzed on a continuous basis by management and by the Board of Directors.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and any necessary adjustments are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

If our nonperforming assets increase, our earnings will be negatively impacted.

At December 31, 2013, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-performing troubled debt restructurings and foreclosed real estate assets) totaled $16.6 million, which was a decrease of $7.2 million or 30.2% from December 31, 2012.  However, we can give no assurance that our non-performing assets will continue to decrease and we may experience increases in non-performing assets in the future.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

We do not have any control over the commissions our insurance business expects to earn on the sale of insurance products, which are based on premiums and commission rates set by insurers and the conditions prevalent in the insurance market.

The revenues of our fee-based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium.  Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters.  In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on the operations of our insurance business.

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

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, consumers and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress, the State of New Jersey and federal regulatory agencies continually review banking and insurance laws, regulations and policies for areas warranting changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, private lawsuits, and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business, which is located elsewhere in this report.

Compliance with the Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act created a new federal CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities, and generally increased oversight and regulation of financial institutions and financial activities.

The CFPB began operations on July 21, 2011. It has broad authority to write regulations regarding consumer financial products and services. These regulations will apply to numerous types of entities, including insured depository institutions, such as the Bank, and mortgage servicing providers. It is impossible to predict at this time the content or number of such regulations.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2013, our allowance for loan losses was $5.4 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

We are in competition with many other financial service providers, including larger commercial banks which have greater resources than us.

The banking industry within our trade area is highly competitive.  Our principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends upon our ability to serve small business clients in a more responsive manner than the large and mid-size financial institutions against whom we compete in our principal market area. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “home town” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

Our success depends to a great extent upon the general economic conditions of the local markets that we serve.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the New Jersey and New York markets in which we have branches, so any decline in the economy of this specific region could have an adverse impact on us.

The ability of our borrowers to repay their loans, our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  We cannot assure you that negative trends or developments would not have a significant adverse effect on us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We conduct our business through our main office located at 399 Route 23, Franklin, New Jersey, our regional office and corporate center in Rockaway, New Jersey, our loan production and insurance agency satellite office in Rochelle Park, New Jersey and our nine branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2013.  We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
399 Route 23 Franklin, New Jersey	Owned	N/A
7 Church Street Vernon, New Jersey	Owned	N/A
266 Clove Road Montague, New Jersey	Leased	March 2017
96 Route 206 Augusta, New Jersey	Leased	July 2017
378 Route 23 Wantage, New Jersey	Owned	N/A
455 Route 23 Wantage, New Jersey	Owned (1)	N/A
15 Trinity Street Newton, New Jersey	Owned	N/A
165 Route 206 Andover, New Jersey	Owned	N/A
100 Route 206 Augusta, New Jersey	Owned	N/A
33 Main Street Sparta, New Jersey	Owned	N/A
100 Enterprise Drive Suite 700 Rockaway, New Jersey	Leased	January 2020
20-22 Fowler Street Port Jervis, New York	Leased	June, 2016
201 West Passaic Street Rochelle Park, New Jersey	Leased	September, 2015
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

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2013, we had approximately  611 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

			Cash Dividends
2013	High	Low	Declared

Fourth Quarter ended December 31	$8.05	$6.60	-
Third Quarter ended September 30	$7.21	$6.00	-
Second Quarter ended June 30	$7.50	$6.00	-
First Quarter ended March 31	$7.65	$5.23	-

			Cash Dividends
2012	High	Low	Declared

Fourth Quarter ended December 31	$6.00	$5.10	-
Third Quarter ended September 30	$5.30	$4.40	-
Second Quarter ended June 30	$5.50	$4.64	-
First Quarter ended March 31	$5.50	$4.30	-

Dividend Policy

The payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee the payment of dividends.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by the Bank, and borrowings.  The Bank is prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.  See “Bank Holding Company Regulation – Capital Adequacy Guidelines for Bank Holding Companies” and “Bank Regulation” for a discussion of these restrictions. For additional information see Note 19 in our consolidated financial statements contained elsewhere in this report.

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2013.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31
	2013	2012	2011	2010	2009
SUMMARY OF INCOME:
Interest income	$19,642	$19,967	$21,340	$22,028	$23,055
Interest expense	3,201	3,800	4,427	5,613	8,053
Net interest income	16,441	16,167	16,913	16,415	15,002
Provision for loan losses	2,745	4,330	3,306	3,280	3,404
Net interest income after provision for loan losses	13,696	11,837	13,607	13,135	11,598
Other income	6,093	7,001	5,321	4,593	5,354
Other expenses	18,228	18,432	15,821	15,010	14,489
Income before income tax expense (benefit)	1,561	406	3,107	2,718	2,463
Income tax expense (benefit)	133	(329)	637	542	452
Net income	$1,428	$735	$2,470	$2,176	$2,011

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	3,781,562	3,261,809	3,256,183	3,249,706	3,247,723
Diluted	3,816,904	3,287,017	3,327,379	3,299,369	3,258,549

PER SHARE DATA:
Basic earnings (loss) per share	$ 0.38	$ 0.23	$ 0.76	$ 0.67	$ 0.62
Diluted earnings (loss) per share	0.37	0.22	0.74	0.66	0.62
Cash dividends (2)	-	-	-	-	0.03

BALANCE SHEET:
Loans, net	$386,981	$342,760	$332,495	$331,837	$327,463
Total assets	533,911	514,734	506,953	474,024	454,841
Total deposits	430,297	432,436	425,376	385,967	372,075
Total stockholders’ equity	46,425	40,372	39,902	36,666	34,527
Average assets	529,152	510,565	483,627	477,739	463,616
Average stockholders’ equity	42,382	40,720	38,369	35,999	33,390

PERFORMANCE RATIOS:
Return on average assets	0.27%	0.14%	0.51%	0.46%	0.43%
Return on average stockholders’ equity	3.37%	1.81%	6.44%	6.04%	6.02%
Average equity/average assets	8.01%	7.98%	7.93%	7.54%	7.20%
Net interest margin	3.41%	3.52%	3.87%	3.81%	3.60%
Efficiency ratio (3)	80.89%	79.56%	71.16%	71.45%	71.18%
Other income to net interest income plus other income	27.04%	30.22%	23.93%	21.86%	26.30%
Dividend payout ratio	-	-	-	-	5%

CAPITAL RATIOS: (4)
Tier I capital to average assets	10.38%	9.27%	9.29%	9.04%	9.07%
Tier I capital to total risk-weighted assets	14.21%	12.88%	13.05%	12.37%	11.91%
Total capital to total risk-weighted assets	15.47%	14.13%	14.31%	13.63%	13.17%

ASSET QUALITY RATIOS:
Non-accrual loans to total loans	3.03%	5.14%	7.15%	6.71%	6.07%
Non-performing assets to total assets (5)	3.10%	4.61%	6.71%	5.58%	6.01%
Net loan charge-offs to average total loans	0.65%	3.70%	0.73%	0.72%	1.14%
Allowance for loan losses to total loans at period end	1.38%	1.43%	2.12%	1.89%	1.65%
Allowance for loan losses to non-performing loans (6)	39.73%	26.93%	26.03%	26.60%	23.39%

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
(4) Sussex Bank capital ratios.
(5) Non-performing assets includes non-accrual loans, loans past due 90 and still accruing, troubled debt restructured loans still accruing and foreclosed real estate.
(6) Non-performing loans includes non-accrual loans, loans past due 90 and still accruing and troubled debt restructured loans still accruing.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 70%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  Our net interest margin is directly impacted by the market interest rate environment. Our net interest margin was adversely impacted during the year ended December 31, 2013, as interest rates remained at historically low levels.  The impact resulted in interest earning asset yields declining faster than interest bearing deposits rates, which reduced our net interest margin by 11 basis points to 3.41% for the year ended 2013 compared to 3.52% for the year ended 2012.

We augment our primary revenue source through non-interest income sources that include insurance commissions from our wholly owned subsidiary, Tri-State Insurance Agency, Inc. (“Tri-State”), service charges on deposits, bank-owned life insurance (“BOLI”) income and commissions on mutual funds and annuities.  In addition, we from time to time may recognize income on gains on sales of securities; however, we do not consider this a primary source of income.

For 2013, the United States economy remained relatively weak as unemployment levels were still elevated and real estate markets continued to be adversely impacted.  Real estate is typically the main form of collateral for community bank lending.  We have also been affected by the weakened economy and the deterioration in the real estate market, which is reflected in the credit quality of our loan portfolio. We also experienced a significant increase in credit related costs in prior years.

We made significant progress in 2013 towards reducing our problem assets, which was one of our primary goals.  For 2013, we had a 30.2% improvement in non-performing assets (“NPAs”) and our total problem assets, which consists of foreclosed real estate and criticized and classified loans, declined by 22.3% as compared to 2012.  In addition, the ratio of NPAs to total assets improved to 3.1% at December 31, 2013 from 4.6% at December 31, 2012.

For 2013, our net income increased to $1.4 million, or $0.37 per diluted share as compared to $735 thousand, or $0.22 per diluted share, for the year ended December 31, 2012.  Our operating results for 2013 were positively impacted by decreasing levels of credit quality costs (loan collection costs, expenses and write-downs related to foreclosed real estate and provision for loan losses), which decreased $2.5 million compared to 2012.

Total loans receivable, net of unearned income, increased $44.7 million, or 12.8%, to $392.4 million at December 31, 2013, from $347.7 million at year-end 2012.  This increase was primarily attributed to growth  in the commercial loan portfolio.  Our total deposits decreased $2.1 million, or 0.5%, to $430.3 million at December 31, 2013, from $432.4 million at December 31, 2012.  The decrease in deposits was due to a decline in interest bearing deposits of $12.0 million, or 3.1%, partially offset by an increase in non-interest bearing deposits of $9.8 million, or 20.3%, for December 31, 2013, as compared to December 31, 2012.

At December 31, 2013, our total stockholders’ equity was $46.4 million, an increase of $6.1 million when compared to December 31, 2012.  The increase was largely due to an increase in capital due to the successful completion of a rights offering in the third quarter, which was partially offset by a decrease in accumulated other comprehensive income relating to net unrealized losses on available for sale securities.  At December 31, 2013, the leverage, Tier I risk-based capital and total risk-based capital ratios for the Bank were 10.38%, 14.21% and 15.47%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

Management Strategy

Our goal is to serve as a community-oriented financial institution serving northern New Jersey and the Orange County, New York marketplace.  While offering traditional community bank loan and deposit products and services, we obtain significant non-interest income through Tri-State’s insurance brokerage operations.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 2 to our consolidated financial statements contained elsewhere in this report for additional information regarding our two segments.

Critical Accounting Policies

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events are subsequently made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses.  The allowance for loan losses reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio.  Management’s judgment is based on the evaluation of the past loss experience of individual loans, the assessment of current economic conditions, and other relevant factors.  Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.  Management uses significant estimates to determine the allowance for loan losses.  Consideration is given to a variety of factors in establishing these estimates; including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Since the sufficiency of the allowance for loan losses is dependent to a great extent on conditions that may be beyond our control, it is possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.  For example, a downturn in the local economy could cause increases in non-performing loans.  Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized.  In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings.  Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings.  Finally, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses.  They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination.  Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Appraisal Policy.    We have a detailed policy covering the real estate appraisal process, including the selection of qualified appraisers, review of appraisal reports upon receipt, and complying with the federal regulatory standards that govern the minimum requirements for obtaining appraisals or evaluations to support the determination of the allowance for loan losses. Appraisals and evaluations are considered to be current when the valuation date is within 12 months of a new loan or 24 months of any renewal of an existing loan, provided that certain conditions are met.  The appraisal is not considered to be current if there has been a substantial change in value, demand, supply or competitive factors.

The following types of transactions require a real estate appraisal:

•	Non-residential transactions when the transaction value exceeds $250,000.
•	Loan transactions in which real estate is used as the primary security for the loan, regardless of the type of loan (commercial, installment or mortgage), including:

o	New loans, loan modifications, loan extensions and renewals, provided that certain conditions are met.
o	The purchase, sale, exchange or investment in real property or an interest in real property where the “transaction value” of the real property interest exceeds $250,000.
o	The long-term lease of real estate, which is the economic equivalent of a purchase or sale where the “transaction value” of the real property interest exceeds $250,000.
o

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
•

Purchase of a loan or pool of loans, or participation therein, or of an interest in real property where a satisfactory appraisal of the property relating to that loan or interest has been made available to the Bank by another federally insured depository institution that is subject to Title XI of Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”).

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

Generally, we obtain updated appraisals for real estate loan renewals and modifications or certain classified loans depending on the age of the last appraisal, volatility of the local market, and other factors. In certain circumstances, if we can support an appraisal that is greater than one year old with an evaluation, utilizing current information, including, but not limited to, current comparable sales, independent appraisal, consultant data or tax assessment values, then we may continue to use the existing appraisal. For classified/criticized loans, when it is determined that a deficiency exists utilizing the above evaluation methods, a new appraisal will be ordered.

Stock Compensation Plans.    We currently have a stock plan in place for our employees and directors.  We account for stock-based compensation under the accounting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  Several critical estimates are required to be made to determine the stock compensation.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over predefined vesting periods.

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax assets and liabilities.  Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred tax expense is the result of changes between deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation and securities available for sale. Significant estimation is required to determine if a valuation allowance for deferred tax assets is required.

Goodwill and Other Intangible Assets.    We have recorded goodwill of $2.8 million at December 31, 2013, primarily related to the acquisition of Tri-State in October of 2001.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2013 and 2012.

Reporting unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments.  Among these are future growth rates, discount rates and earnings capitalization rates.  Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair value and could result in impairment charges in the future.

Investment Securities Impairment Evaluation.    The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2013 or December 31, 2012 were deemed to be impaired.

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2013 AND 2012

General.  At December 31, 2013, we had total assets of $533.9 million compared to total assets of $514.7 million at December 31, 2012, an increase of $19.2 million, or 3.7%. Gross loans increased $44.7 million, or 12.8%, to $392.4 million at December 31, 2013, from $347.7  million at December 31, 2012.  Total deposits decreased 0.5% to $430.3 million at December 31, 2013, from $432.4 million at December 31, 2012.

Cash and Cash Equivalents.    Our cash and cash equivalents increased $1.6 million, or 13.5%, at December 31, 2013 to $13.2 million from $11.7 million at December 31, 2012.  This increase was predominantly due to sales and maturities in our available for sale securities portfolio.

Securities Portfolio.  Our securities portfolio is designed to provide interest income, including tax-exempt income, and also provide a source of liquidity, diversify the earning assets portfolio, allow for management of interest rate risk, and provide collateral for public fund deposits and borrowings.  Securities are classified as either, available for sale or held to maturity.  The portfolio is composed primarily of obligations of U.S. government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and tax-exempt municipal bonds.

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt and equity securities in an unrealized loss position have been evaluated as of December 31, 2013, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

Our available for sale securities are carried at fair value while securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders’ equity net of taxes.  Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar requirements. Management determines the appropriate classification of securities at the time of purchase.

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2013, 2012 and 2011.

	December 31,
(Dollars in thousands)	2013	2012	2011
U.S. government agencies	$5,380	$-	$-
State and political subdivisions	25,875	27,741	20,570
Mortgage-backed securities
U.S. government-sponsored enterprises	58,937	90,709	71,998
Private mortgage-backed securities	-	-	2,477
Equity securities-financial services industries and other	484	431	1,279
Total available for sale	$90,676	$118,881	$96,324

Our securities, available for sale, decreased by $28.2 million, or 23.7%, to $90.7 million at December 31, 2013 from $118.9 million at December 31, 2012.  During 2013 we purchased $32.4 million in new securities, $15.1 million in securities were sold and $38.7 million in securities matured, were called or were repaid.  There was a $4.2 million decrease in the fair value of the available for sale portfolio resulting in a net unrealized loss position at December 31, 2013 and a $393 thousand net realized gain on the sale of available for sale securities.

We had $6.1 million of our security portfolio classified as held to maturity at December 31, 2013, an increase of $853 thousand from December 31, 2012.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2013, 2012 and 2011.

(Dollars in thousands)	2013	2012	2011
State and political subdivisions	$6,074	$5,221	$4,220
Total held to maturity securities	$6,074	$5,221	$4,220

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2013.

The contractual maturity distribution and weighted average yield of our available for sale securities, except our equity securities, at December 31, 2013, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years			Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount		Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$-	- %	$-		- %	$-	- %	$5,421	0.90%
State and political subdivisions	-	- %	501		1.40%	2,711	2.98%	25,576	3.24%
Mortgage-backed securities
U.S. government-sponsored enterprises	-	- %	-		- %	1,067	1.25%	58,573	1.30%
Total available for sale	$-	- %	$501	-	1.40%	$3,778	2.49%	$89,570	1.83%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2013, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$2,122	1.09%	$-	- %	$1,284	2.60%	$2,668	3.68%
Total held to maturity	$2,122	1.09%	$-	- %	$1,284	2.60%	$2,668	3.68%

We held $2.7 million in Federal Home Loan Bank of New York (FHLBNY) stock at December 31, 2013 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2013, increased $44.7 million, or 12.8%, to $392.4 million from $347.7 million at December 31, 2012.  During the year ended December 31, 2013, new originations have exceeded payoffs both through scheduled maturities and prepayments. Loan growth for 2013 occurred in commercial real estate loans (an increase of $35.3 million, or 15.7%) and residential real estate loans (an increase of $9.7 million, or 9.9%).  These increases were partially offset by a decline in commercial and industrial loans (a decrease of $1.0 million, or 5.9%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2009 through 2013:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial and industrial	$15,205	$16,158	$13,711	$15,045	$17,016
Construction	7,307	7,004	8,520	20,862	27,555
Commercial real estate	260,664	225,345	216,191	204,407	193,091
Residential real estate	107,992	98,301	100,175	96,659	93,558
Consumer and other loans	1,617	1,255	1,336	1,395	1,919
Total gross loans	$392,785	$348,063	$339,933	$338,368	$333,139

The increase in loans was funded during 2013 by an increase in our borrowings and securities repayments.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2013, are presented in the following table.

	December 31, 2013
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	One Year	Years	Five Years
Commercial and industrial	$3,911	$5,042	$6,252
Construction	5,738	913	656
Commercial real estate	10,065	15,348	235,251
Residential real estate	2,181	6,577	99,234
Consumer and other	481	326	810
Total loans	$22,376	$28,206	$342,203
Interest rates:
Fixed or predetermined	$20,250	$22,533	$89,818
Floating or adjustable	2,126	5,673	252,385
Total loans	$22,376	$28,206	$342,203

Loan and Asset Quality.    Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total non-performing assets decreased by $7.2 million, or 30.2%, to $16.6 million at year-end 2013 from $23.8 million at year-end 2012. The ratio of non-performing assets to total assets for December 31, 2013 and December 31, 2012 were 3.1% and 4.6%, respectively.

Our non-accrual loan balance decreased $6.0 million, or 33.4%, to $11.9 million at December 31, 2013, from $17.9 million at December 31, 2012.  Troubled debt restructured loans still accruing increased $1.0 million to $1.6 million at December 31, 2013, from $608 thousand at December 31, 2012.  Foreclosed assets decreased $2.1 million to $2.9 million at December 31, 2013, from $5.1 million at December 31, 2012.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2009 through 2013.

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial and industrial	$-	$27	$32	$78	$240
Construction	-	2,462	2,458	6,430	4,307
Commercial real estate	9,700	12,062	19,311	14,930	15,211
Residential real estate	2,192	3,315	2,482	1,244	457
Consumer and other	-	1	-	-	1
Total nonaccrual loans	11,892	17,867	24,283	22,682	20,216
Loans past due 90 days and still accruing	123	208	803	49	1,392
Troubled debt restructured loans still accruing	1,628	608	3,411	1,318	1,885
Total non-performing loans	13,643	18,683	28,497	24,049	23,493
Foreclosed real estate	2,926	5,066	5,509	2,397	3,843
Total non-performing assets	$16,569	$23,749	$34,006	$26,446	$27,336
Non-accrual loans to total loans	3.03%	5.14%	7.15%	6.71%	6.07%
Non-performing assets to total assets	3.10%	4.61%	6.71%	5.58%	6.01%
Interest income received on nonaccrual loans	$122	$301	$408	$463	$488
Interest income that would have been recorded under the original terms of the loans	$774	$996	$1,509	$1,323	$1,153

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2013,  we had  six loans totaling $2.0 million that we deemed potential problem loans. Management is actively monitoring these loans.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the impact of deterioration of the real estate and economic environments in our lending region. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. For additional information, see Critical Accounting Policies above and as more fully described in Note 1 to our consolidated financial statements included elsewhere in this report.

Allowance for Loan Losses.    The allowance for loan losses consists of general and specific components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2013, the allowance for loan losses was $5.4 million, an increase of $445 thousand, or 8.9%, from $5.0 million at December 31, 2012.  The provision for loan losses was $2.7 million and there were $3.0 million in charge-offs and $696 thousand in recoveries during 2013.  The allowance for loan losses as a percentage of total loans was 1.38% at December 31, 2013 compared to 1.43% on December 31, 2012.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$4,976	$7,210	$6,397	$5,496	$5,813
Provision charged to operating expenses	2,745	4,330	3,306	3,280	3,404
Recoveries of loans previously charged-off:
Commercial and industrial	122	2	6	126	4
Construction	-	-	516	-	-
Commercial real estate	450	78	8	2	60
Residential real estate	112	-	-	-	71
Consumer and other	12	27	19	19	17
Total recoveries	696	107	549	147	152
Loans charged-off:
Commercial and industrial	55	169	24	241	1,345
Construction	350	1,538	909	768	1,632
Commercial real estate	2,317	3,904	2,057	1,462	588
Residential real estate	246	998	12	-	242
Consumer and other	28	62	40	55	66
Total charge-offs	2,996	6,671	3,042	2,526	3,873
Net charge-offs	2,300	6,564	2,493	2,379	3,721
Balance at end of year	$5,421	$4,976	$7,210	$6,397	$5,496
Net charge-offs to average loans outstanding	0.62%	3.70%	0.73%	0.72%	1.14%
Allowance for loan losses total loans at year-end	1.38%	1.43%	2.12%	1.89%	1.65%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2013		2012		2011
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$222	3.9%	$271	4.6%	$304	4.0%
Construction	308	1.8%	223	2.0%	294	3.1%
Commercial real estate	3,399	66.4%	3,395	64.7%	4,833	63.2%
Residential real estate	941	27.5%	869	28.3%	987	29.3%
Consumer and other loans	16	0.4%	38	0.4%	9	0.4%
Unallocated	535	-	180	-	783	-
Total	$5,421	100.0%	$4,976	100.0%	$7,210	100.0%

	Allowance for Loans Losses at December 31,
	2010		2009
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$436	4.4%	$379	5.1%
Construction	1,183	6.2%	1,387	8.3%
Commercial real estate	3,760	60.4%	3,283	58.0%
Residential real estate	798	28.6%	323	28.0%
Consumer and other loans	56	0.4%	94	0.6%
Unallocated	164	-	30	-
Total	$6,397	100.0%	$5,496	100.0%

Premises and Equipment.    Net premises and equipment increased by $416 thousand, or 6.4%, from $6.5 million at December 31, 2012 to $6.9 million at December 31, 2013 primarily from the effect of depreciation.

Bank-owned Life Insurance (BOLI).    Our BOLI carrying value increased to $11.9 million at December 31, 2013 from $11.5 million at December 31, 2012.  The increase was principally the result of $353 thousand in net earnings on bank owned life insurance policies in 2013.

Deposits.    Total deposits decreased $2.1 million, or 0.5%, to $430.3 million at December 31, 2013, from $432.4 million at December 31, 2012.  The decrease in deposits was due to a decline in interest bearing deposits of $7.3 million, or 2.6% and a decrease in time deposits of $4.6 million, or 4.5%, which was partially offset by an increase non-interest bearing deposits of $9.8 million, or 20.3%, for December 31, 2013, as compared to December 31, 2012.  Our funding mix continued to improve as non-interest deposits increased.

Total average deposits increased $8.5 million from $428.1 million for the year ended December 31, 2012, to $436.7 million for the year ended December 31, 2013, a 2.0% increase.  Average NOW accounts increased $17.1 million, or 17.7%, from $96.4 million for 2012 to $113.5 million for 2013.  Average demand accounts increased $9.2 million, or 19.5% from $47.2 million for 2012 to $56.4 million for 2013.  Average savings accounts decreased $8.7 million or 5.4%, from $162.1 million for 2012 to $153.3 million for 2013.  Average time deposits decreased

$7.3 million, or 6.9%, from $106.4 million for 2012 to $99.0 million for 2013.  Average money market balances decreased $1.7 million, or 10.6% from $16.1 million for 2012 to $14.4 million for 2013.  Increases to average NOW accounts and demand deposits were partly offset by the aforementioned decreases in other deposit categories.

The average balances and weighted average rates paid on deposits for 2013,  2012 and 2011 are presented below.

	Year Ended December 31,
	2013 Average		2012 Average		2011 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$56,361	- %	$47,180	- %	$39,596	- %
NOW	113,535	0.14%	96,432	0.17%	81,374	0.47%
Money market	14,409	0.20%	16,110	0.34%	15,505	0.54%
Savings	153,322	0.23%	162,052	0.37%	168,233	0.67%
Time	99,025	1.31%	106,372	1.57%	98,673	1.57%
Total deposits	$436,652	0.42%	$428,146	0.58%	$403,381	0.78%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2013 is presented in the following table.

(Dollars in thousands)
3 months or less	$5,173
3 to 6 months	6,795
6 to 12 months	5,189
Over 12 months	17,927
Total	$35,084

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2013, we had $41.0 million in long term advances outstanding at a weighted average interest rate of 3.22%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Average daily amount of short-term borrowings outstanding during the period	$3,964	$53	$642
Weighted average interest rate on average daily short-term borrowings	0.38%	0.42%	0.44%
Maximum short-term borrowings outstanding at any month-end	$17,500	$1,500	$5,500
Short-term borrowings outstanding at period end	$-	$-	$-
Weighted average interest rate on short-term borrowings at period end	- %	- %	- %

Junior Subordinated Debentures.    On June 28, 2007, we raised $12.9 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2013 was 1.68%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

Equity.  Stockholders’ equity inclusive of accumulated other comprehensive income, net of income taxes, was $46.4 million at December 31, 2013, an increase of $6.1 million, from the $40.4 million at year-end 2012. The increase in stockholders’ equity was largely due to the successful completion of a rights offering totaling $6.9 million in net proceeds and $1.4 million in net income in 2013, which was partially offset by a $2.5 million decrease in unrealized gains on securities available for sale, net of tax resulting in a net loss position at December 31, 2013.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2013 AND 2012

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

For the year ended December 31, 2013, the Company reported net income of $1.4 million, or $0.38 per basic share and $0.37 per diluted share, as compared to net income of $735 thousand, or $0.23 per basic and $0.22 per diluted share, for the same period last year.  The increase in net income for the year ended December 31, 2013 was primarily attributed to a decrease in credit quality costs of $2.5 million or 35.0%, which was partially offset by a decrease in gain on securities transactions of $1.4 million.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2013 and 2012.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Twelve Months December 31,
(Dollars in thousands)	2013				2012
	Average			Average	Average			Average
Earning Assets:	Balance		Interest	Rate (2)	Balance		Interest	Rate (2)
Securities:
Tax exempt (3)	$30,758		$1,535	4.99%	$31,397		$1,724	5.49%
Taxable	87,155		603	0.69%	86,456		1,148	1.33%
Total securities	117,913		2,138	1.81%	117,853		2,872	2.44%
Total loans receivable (1) (4)	372,894		18,007	4.83%	339,927		17,646	5.19%
Other interest-earning assets	6,488		16	0.25%	18,154		35	0.19%
Total earning assets	497,295		20,161	4.05%	475,934		20,553	4.32%

Non-interest earning assets	37,620				41,795
Allowance for loan losses	(5,763)				(7,164)
Total Assets	$529,152				$510,565

Sources of Funds:
Interest bearing deposits:
NOW	$113,535		$154	0.14%	$96,432		$164	0.17%
Money market	14,409		29	0.20%	16,110		54	0.34%
Savings	153,322		351	0.23%	162,052		606	0.37%
Time	99,025		1,293	1.31%	106,372		1,670	1.57%
Total interest bearing deposits	380,291		1,827	0.48%	380,966		2,494	0.65%
Borrowed funds	34,526		1,157	3.35%	26,053		1,065	4.09%
Junior subordinated debentures	12,887		217	1.68%	12,887		241	1.87%
Total interest bearing liabilities	427,704		3,201	0.75%	419,906		3,800	0.90%

Non-interest bearing liabilities:
Demand deposits	56,361				47,180
Other liabilities	2,705				2,759
Total non-interest bearing liabilities	59,066				49,939
Stockholders' equity	42,382				40,720
Total Liabilities and Stockholders' Equity	$529,152				$510,565

Net Interest Income and Margin (5)			16,960	3.41%			16,753	3.52%
Tax-equivalent basis adjustment		(426)	(519)			-	(586)
Net Interest Income			$16,441				$16,167

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

Net interest income on a fully tax equivalent basis increased $207 thousand, or 1.2%, to $17.0 million for the year ended December 31, 2013 as compared to $16.8 million for same period in 2012.  The increase in net interest income was largely due to an increase in average interest earning assets of $21.4 million or 4.5%, offset by the net interest margin declining 11 basis points to 3.41% for the year ended December 31, 2013 compared to the same period last year.  The increase in average interest earning assets was driven by growth in average total loans receivable of $33.0 million, offset by a decrease in average other interest earning assets of $11.7 million.  The decline in the net interest margin was mostly due to a 27 basis point decline in the average rate earned on interest earning assets.  This decline was partially offset by a decrease in the average rate paid on total interest bearing liabilities, which decreased 15 basis points to 0.75% for the year ended December 31, 2013 from 0.90% for the same period in 2012.

Interest Income.    Total interest income, on a fully taxable equivalent basis, decreased $392 thousand, or 1.9%, to $20.2 million for the year ended December 31, 2013 compared to $20.6 million for the year ended December 31, 2012.  The decline in interest income was largely due to decreases in average rates earned on total earning assets, which decreased 27 basis points to 4.05% in 2013 from 4.32% for 2012.  The average rates for the securities and loan portfolios declined by 63 basis points and 36 basis points, respectively, for the year ended December 31, 2013 as compared to the same period in 2012.

Interest income from securities, on a fully taxable equivalent basis, decreased $734 thousand, or 25.6%, for the year ended December 31, 2013 compared to the same period in 2012.  The average rate decreased 63 basis points to 1.81% for 2013 from 2.44% for 2012.  The decline was largely attributed to 41.2% of the security portfolio either maturing, being called or principal repayments, which were mostly reinvested during a lower interest rate environment.

Interest income from the loan portfolio increased by $361 thousand,  or 2.0%, to $18.0 million for 2013 from $17.6 million for 2012.  The increase was due to an increase in the average balance on loans, which increased $33.0 million or 9.7% for the year ended December 31, 2013 compared to the same period in 2012.

Interest Expense.    Total interest expense decreased $599 thousand, or 15.8%, to $3.2 million for the year ended December 31, 2013 from $3.8 million for the same period in 2012.  The decrease was principally due to a decline in the average rates paid on interest-bearing liabilities of 15 basis points to 0.75% in 2013 compared to 0.90% in 2012.  The decline in average rates paid on interest-bearing liabilities was largely due to a decrease in rates paid on time and savings deposits of 26 and 14 basis points, respectively, for 2013 compared to 2012.

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

	December 31, 2013 v. 2012			December 31, 2012 v. 2011
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$(34)	$(155)	$(189)	$99	$(145)	$(46)
Taxable	9	(554)	(545)	576	(742)	(166)
Total securities	(25)	(709)	(734)	675	(887)	(212)
Total loans receivable (2)	1,642	(1,281)	361	9	(1,161)	(1,152)
Other interest-earning assets	(27)	8	(19)	(20)	(5)	(25)
Total net change in income on interest-earning assets	1,590	(1,982)	(392)	664	(2,053)	(1,389)
Interest bearing deposits:
NOW	26	(36)	(10)	61	(283)	(222)
Money market	(5)	(20)	(25)	3	(32)	(29)
Savings	(31)	(224)	(255)	(40)	(476)	(516)
Time	(109)	(268)	(377)	121	(1)	120
Total interest bearing deposits	(119)	(548)	(667)	145	(792)	(647)
Borrowed funds	306	(214)	92	(24)	25	1
Junior subordinated debentures	-	(24)	(24)	-	19	19
Total net change in expense on interest-bearing liabilities	187	(786)	(599)	121	(748)	(627)
Change in net interest income	$1,403	$(1,196)	$207	$543	$(1,305)	$(762)

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(2) Includes loan fee income

Provision for Loan Losses.    Provision for loan losses decreased $1.6 million to $2.7 million for the year ended December 31, 2013, as compared to $4.3 million for the same period in 2012.  The decrease in the provision for loan losses for the year-ended December 31, 2013 was largely attributed to a decrease in charge-offs related to the resolution of problem loans.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2013 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans decreased $6.0 million, or 33.4%, to $11.9 million at December 31, 2013 from $17.9 million at December 31, 2012.  We believe these loans are adequately provided for in our loan loss provision or are sufficiently collateralized at December 31, 2013.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to our consolidated financial statements and “Allowance for Loan Losses and Credit Quality of Financing Receivables” herein for further discussion.

Non-Interest Income.    Non-interest income consists of all income other than interest and dividend income and is principally derived from: service charges on deposits; insurance commission income; commissions on sales of annuities and mutual funds; ATM and debit card income; BOLI income; and net gains on sale of securities and loans.  We recognize the importance of supplementing net interest income with other sources of income as we continue to explore new opportunities to generate non-interest income.

Non-interest income decreased $908 thousand, or 13.0%, to $6.1 million for the year ended December 31, 2013, as compared to the same period last year.  The decrease in non-interest income was primarily due to a decrease in gains on securities transactions of $1.4 million, which was partially offset by an increase in insurance commissions and fees of $418 thousand, or 16.8%.

Non-Interest Expense.    Total non-interest expense decreased $204 thousand, or 1.1%, to $18.2 million for the year ended December 31, 2013, as compared to the same period last year.  The decrease for the year ended December 31, 2013 as compared to the same period in 2012 was largely due to decreases in expenses and write-downs related to foreclosed real estate and loan collection costs of $547 thousand and $366 thousand, respectively, and were partly offset by increases in salaries and employee benefits expense of $337 thousand, director fees of $134 thousand and other expense of $136 thousand.  The increase in director expense was principally related to a deferred compensation plan that is tied to the price of our common stock.  The price of our common stock increased 45.2% at December 31, 2013 when compared to December 31, 2012.

Income Taxes.  The provision and (benefit) for income taxes was $133 thousand and $(329) thousand for 2013 and 2012, respectively. Our effective tax rate was 8.5% and (81.0)% for 2013 and 2012, respectively.  The increase in income tax expense for the year ended December 31, 2013 was primarily attributable to growth in pre-tax income from taxable sources.    See Notes 1 and 16 to our consolidated financial statements for further discussion on income taxes.

Operational Risk

We are exposed to a variety of operational risks that can affect each of our business activities, particularly those involving processing and servicing of loans.  Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems from external events.  The risk of loss also includes losses that may arise from potential legal actions that could result from operational deficiencies or noncompliance with contracts, laws or regulations.  We monitor and evaluate operational risk on an ongoing basis through systems of internal control, formal corporate-wide policies and procedures, and an internal audit function.

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

On August 5, 2013, we completed a rights offering resulting in the issuance of 1,198,300 shares of common stock to existing shareholders. Each shareholder was granted one subscription right to purchase 0.35 share of our common stock at a subscription price of $6.00 per whole share for every share owned on the record date. The rights offering was fully subscribed and resulted in net proceeds totaling $6.9  million, which represented gross proceeds of $7.2 million offset by offering costs of $294 thousand.

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2013, total deposits amounted to $430.3 million, a decrease of $2.1 million, or 0.5%, over the prior comparable year.  At December 31, 2013, advances from the FHLBNY and subordinated debentures totaled $53.9 million and represented 10.1% of total assets as compared to $38.9 million and 7.6% of total assets, at December 31, 2012.

Loan production continued to be our principal investing activity. Net loans at December 31, 2013 amounted to $387.0 million, an increase of $44.2 million, or 12.9%, compared to the same period in 2012.

Our most liquid assets are cash and cash equivalents.  At December 31, 2013, the total of such assets amounted to $13.2 million, or 2.5%, of total assets, compared to $11.7 million, or 2.3%, of total assets at year-end 2012.  Another significant liquidity source is our available for sale securities.  At December 31, 2013, available for sale securities amounted to $90.7 million compared to $118.9 million at year-end 2012.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve discount window.  The Bank also has the capacity to borrow an additional $12.9 million through its membership in the FHLBNY and $7 million at Atlantic Central Bankers Bank at December 31, 2013.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2013, the Bank’s Tier I and Tier II capital ratios were 14.21% and 15.47%, respectively. We also maintained $1.1 million in cash and cash equivalents, which could be contributed to the Bank as capital.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2013, the Bank had a leverage ratio of 10.38%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2013 totaled $68.9 million, which consisted of $24.1 million in commitments to grant commercial and residential loans, $43.4 million in unfunded commitments under lines of credit and $1.5 million in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2013. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

Interest Rate Risk

Interest rate risk is generally described as the exposure to potentially adverse changes in current and future net interest income resulting from: fluctuations in interest rates, product spreads, and imbalances in the repricing opportunities of interest-rate-sensitive assets and liabilities.  Therefore, managing our interest rate sensitivity is a primary objective of our senior management. Our Asset/Liability Committee (“ALCO”) is responsible for managing the exposure to changes in market interest rates.  We review a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include instantaneous and permanent yield curve shifts for market rates and current asset and liability spreads to market interest rates are fixed.

The following table sets forth our interest rate risk profile at December 31, 2013 and 2012. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)		Estimated Increase		Estimated	Estimated Increase
Change in Interest Rates	Estimated	(Decrease)		Net Interest	(Decrease)
(basis points)	NPV(1)	Amount	Percent	Income (3)	Amount	Percent
December 31, 2013
+200bp	$ 66,236	$ (26,506)	(28.9)%	$ 17,081	$ 400	2.4%
0bp	$ 92,742	-	-	$ 16,681	-	-
-100bp	$ 85,596	$ (7,146)	(7.7)%	$ 15,410	$ (1,271)	(7.6)%

December 31, 2012
+200bp	$ 40,735	$ (7,800)	(11.1)%	$ 17,726	$ 899	5.3%
0bp	$ 48,535	-	-	$ 16,827	-	-
-100bp	$ 45,392	$ (3,143)	(6.5)%	$ 15,228	$ (1,599)	(9.5)%

(1)			Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)			NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)			Assumes a gradual change in interest rates over a one year period at all maturities.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.  Furthermore, the simulation does not reflect actions that ALCO might take in response to anticipated changes in interest rates or competitive conditions in the market place.

Impact of Inflation and Changing Prices

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, the level of interest rates has a more significant impact on a financial institution’s performance than general levels of inflation.  Interest rates do not necessarily move in the same direction or change with the same magnitude as the price of goods and services, which are affected by inflation.  Accordingly, the liquidity, interest rate sensitivity and maturity characteristics of our assets and liabilities are more indicative of our ability to maintain acceptable performance levels.  Management monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities, thus seeking to minimize the potential effect of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, management used criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2013, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.  Currently, our independent public accounting firm is not required to audit our internal control over financial reporting and therefore do not offer an opinion on its effectiveness.

ITEM  9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1: Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Committees of the Board of Directors – Audit Committee.”

ITEM 11.  EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Executive Compensation” and “Director Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Transactions with Related Persons” and “Corporate Governance – Board of Directors Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in the Proxy Statement under the following caption is incorporated herein by reference: “Proposal 2: Independent Registered Public Accounting Firm Fees and Services.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

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

(a)(3)Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

/s/ Anthony Labozzetta

Anthony Labozzetta

President and Chief Executive Officer

Dated: March 19, 2014

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Anthony Labozzetta and Steven M. Fusco, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2014.

Name	Title
/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta
/s/ Steven M. Fusco	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)
Steven M. Fusco

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Donald L. Kovach	Director
Donald L. Kovach

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Timothy Marvil	Director
Timothy Marvil

/s/ Robert McNerney	Director

Robert McNerney

/s/ Richard W. Scott	Director
Richard W. Scott
/s/ John E. Ursin	Director
John E. Ursin

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sussex Bancorp

We have audited the accompanying consolidated balance sheet of Sussex Bancorp and its subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of income and comprehensive (loss) income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
March 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sussex Bancorp

We have audited the accompanying consolidated balance sheet of Sussex Bancorp and its subsidiary (“the Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 14, 2013

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$5,521	$6,268
Interest-bearing deposits with other banks	7,725	5,400
Cash and cash equivalents	13,246	11,668

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	90,676	118,881
Securities held to maturity, at cost (fair value of $6,060 and
$5,472 at December 31, 2013 and December 31, 2012, respectively)	6,074	5,221
Federal Home Loan Bank Stock, at cost	2,705	1,980

Loans receivable, net of unearned income	392,402	347,736
Less: allowance for loan losses	5,421	4,976
Net loans receivable	386,981	342,760

Foreclosed real estate	2,926	5,066
Premises and equipment, net	6,892	6,476
Accrued interest receivable	1,642	1,741
Goodwill	2,820	2,820
Bank-owned life insurance	11,889	11,536
Other assets	7,960	6,485

Total Assets	$533,911	$514,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$58,210	$48,375
Interest bearing	372,087	384,061
Total Deposits	430,297	432,436

Long-term borrowings	41,000	26,000
Accrued interest payable and other liabilities	3,302	3,039
Junior subordinated debentures	12,887	12,887

Total Liabilities	487,486	474,362

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
4,640,296 and 3,409,056 shares issued and 4,629,113 and 3,397,873 shares
outstanding at December 31, 2013 and December 31, 2012, respectively	35,249	28,117
Treasury stock, at cost; 11,183 shares	(59)	(59)
Retained earnings	13,386	11,958
Accumulated other comprehensive (loss) income	(2,151)	356

Total Stockholders' Equity	46,425	40,372

Total Liabilities and Stockholders' Equity	$533,911	$514,734

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
	Year Ended December 31,
(Dollars in thousands except per share data)	2013	2012
INTEREST INCOME
Loans receivable, including fees	$18,007	$17,646
Securities:
Taxable	603	1,148
Tax-exempt	1,016	1,138
Interest bearing deposits	16	35
Total Interest Income	19,642	19,967
INTEREST EXPENSE
Deposits	1,827	2,494
Borrowings	1,157	1,065
Junior subordinated debentures	217	241
Total Interest Expense	3,201	3,800
Net Interest Income	16,441	16,167
PROVISION FOR LOAN LOSSES	2,745	4,330
Net Interest Income after Provision for Loan Losses	13,696	11,837
OTHER INCOME
Service fees on deposit accounts	1,135	1,141
ATM and debit card fees	699	627
Bank-owned life insurance	353	394
Insurance commissions and fees	2,902	2,484
Investment brokerage fees	170	145
Net gain on sale of loans held for sale	-	47
Net gain on securities transactions	393	1,799
Net gain (loss) on sale of premises and equipment	1	(9)
Other	440	373
Total Other Income	6,093	7,001
OTHER EXPENSES
Salaries and employee benefits	9,324	8,987
Occupancy, net	1,464	1,450
Data processing	1,276	1,249
Furniture and equipment	587	630
Advertising and promotion	260	285
Professional fees	748	677
Director fees	455	321
FDIC assessment	698	681
Insurance	270	240
Stationary and supplies	191	176
Loan collection costs	347	713
Net expenses and write-downs related to foreclosed real estate	1,538	2,085
Amortization of intangible assets	1	5
Other	1,069	933
Total Other Expenses	18,228	18,432
Income before Income Taxes	1,561	406
EXPENSE (BENEFIT) FOR INCOME TAXES	133	(329)
Net Income	1,428	735
OTHER COMPREHENSIVE LOSS:
Unrealized (losses) gains on available for sale securities arising during the period	(3,785)	1,193
Reclassification adjustment for net gain on securities transactions included in net income	(393)	(1,799)
Income tax benefit related to items of other comprehensive loss	1,671	243
Other comprehensive loss, net of income taxes	(2,507)	(363)
Comprehensive (loss) income	$(1,079)	$372

EARNINGS PER SHARE
Basic	$0.38	$0.23
Diluted	$0.37	$0.22
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2013 and 2012

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2011	3,372,949	$27,964	$11,223	$719	$(4)	$39,902
Net income	-	-	735	-	-	735
Other comprehensive loss	-	-	-	(363)	-	(363)
Treasury shares purchased	(10,339)				(55)	(55)
Restricted stock granted	37,496	-	-	-	-	-
Restricted stock forfeited	(2,233)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	153	-	-	-	153

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	1,428	-	-	1,428
Other comprehensive loss	-	-	-	(2,507)	-	(2,507)
Restricted stock granted	32,940	-	-	-	-	-
Stock issued in rights offering, net of offering costs of $294	1,198,300	6,896	-	-	-	6,896
Compensation expense related to stock
option and restricted stock grants	-	236	-	-	-	236

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$1,428	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,745	4,330
Depreciation and amortization	669	682
Net amortization of securities premiums and discounts	3,057	2,900
Net realized gain on sale of securities	(393)	(1,799)
Net realized gain on sale of loans held for sale	-	(47)
Proceeds from the sale of loans held for sale	-	638
Net realized (gain) loss on sale of premises and equipment	(1)	9
Net realized gain on sale of foreclosed real estate	(17)	(39)
Write-downs of and provisions for foreclosed real estate	1,177	1,785
Deferred income taxes	1,135	(329)
Earnings on bank owned life insurance	(353)	(394)
Compensation expense for stock options and stock awards	236	153
(Increase) decrease in assets:
Accrued interest receivable	99	(6)
Other assets	(940)	538
Decrease in accrued interest payable and other liabilities	263	251
Net Cash Provided by Operating Activities	9,105	9,407
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(32,388)	(96,002)
Sales	15,125	37,544
Maturities, calls and principal repayments	38,672	34,235
Securities held to maturity:
Purchases	(2,122)	(2,623)
Maturities, calls and principal repayments	1,223	1,581
Net increase in loans	(51,203)	(18,518)
Proceeds from the sale of foreclosed real estate	5,629	2,029
Purchases of bank premises and equipment	(1,508)	(396)
Proceeds from the sale of premises and equipment	13	12
Increase in FHLB stock	(725)	(106)
Net Cash Used in Investing Activities	(27,284)	(42,244)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,139)	7,060
Increase in borrowed funds	15,000	-
Purchase of treasury stock	-	(55)
Net proceeds from issuance of common stock	6,896	-
Net Cash Provided by Financing Activities	19,757	7,005
Net Increase (Decrease) in Cash and Cash Equivalents	1,578	(25,832)
Cash and Cash Equivalents - Beginning	11,668	37,500
Cash and Cash Equivalents - Ending	$13,246	$11,668

Supplementary Cash Flows Information
Interest paid	$3,239	$3,828
Income taxes paid	$46	$263

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$4,237	$3,332
Loans transferred to held for sale	$-	$591
Foreclosed real estate transferred to fixed assets	$412	$-

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

Organization and Nature of Operations

Sussex Bancorp’s business is conducted principally through the Bank.  Sussex Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey and one branch in Orange County, New York.  As a state bank, the Bank is subject to regulation of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  Sussex Bancorp is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. The Company opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey during the fourth quarter of 2011 and a regional office and corporate center in Rockaway, New Jersey during the first quarter of 2014.

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

Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income, net of related deferred tax effect.  Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions and carried at amortized cost.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $2.7 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.

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

The loans receivable portfolio is segmented into commercial and residential and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and construction loans.  Residential and consumer loans consist of the following classes: residential real estate and consumer and other loans.

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

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.  The allowance for loan losses consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price is lower than the carrying value for that

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan.  The general component covers all other loans and is based on historical loss factors adjusted for general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations and local/national economic trends.

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

Troubled Debt Restructurings (“TDR”)

A modification to the terms of a loan is generally considered a TDR if the Company grants a concession to the borrower that it would not otherwise consider for economic or legal reasons related to the debtor’s financial difficulties.  A TDR may include, but is not necessarily limited to, the modification of loan terms such as a temporary or permanent reduction of the loan’s stated interest rate, extension of the maturity date and/or reduction or deferral of amounts owed under the terms of the loan agreement.

All restructured loans that qualify as TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of the borrower’s adherence to a TDR’s modified repayment terms during which time TDRs continue to be adversely classified and reported as impaired. TDRs may be returned to accrual status if (1) the borrower has performed in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all principal and interest owed in accordance with the terms of the restructured loan agreement.  If these conditions are met the loan may also be returned to a non-adverse classification while retaining its impaired status.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bank Owned Life Insurance (“BOLI”)

Bank-owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $11.9 million at December 31, 2013 and $11.5 million at December 31, 2012.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2013 and 2012, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically accesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

The Company has an amortizable core deposit intangible asset related to the premium paid on the acquisition of deposits.  The core deposit intangible was created during 2006 and was amortized on a seven year accelerated schedule.  This intangible was $0 and $1 thousand, net of accumulated amortization of $120 thousand and $119 thousand as of December 31, 2013 and 2012, respectively.

Other intangible assets are included in other assets on the balance sheets for December 31, 2013 and 2012.  Amortization expense on intangible assets was $1 thousand and $5 thousand for the years ended December 31, 2013, and 2012, respectively.  No amortization expense is estimated for the year ending December 31, 2014.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2013.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2013 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Sussex Bancorp and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2010 remain subject to examination by respective tax authorities.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Stock Compensation Plans

The Company currently has several stock plans in place for employees and directors of the Company. U.S. GAAP requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The share-based compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Stock-based compensation expense related to stock plans for the year ended December 31, 2013 and 2012 was $236 thousand and $153 thousand, respectively.  As of December 31, 2013, there was $438 thousand of unrecognized compensation costs related to non-vested restricted stock awards remaining to expense.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the direct billing arrangement, the insurance carrier bills and collects from the customer directly and remits the brokers’ commission to Tri-State on a monthly basis.  For direct bill policies, Tri-State records commissions as revenue when the customer is billed.  On a monthly basis, Tri-State receives notification from each insurance carrier of total premiums written and collected during the month, and the broker’s net commission due for their share of business produced by them.

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

Trust Operations

Trust income is recorded on a cash basis, which approximates the accrual basis.  Securities and other property held by the Company in a fiduciary or agency capacity for customers of the trust department are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.    The Company had no assets under management at December 31, 2013 and has discontinued providing trust services. The Company had assets under management of $414 thousand at December 31, 2012.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statement presentation.

New Accounting Standards

In July 2013, FASB issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  For public entities, the guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (“AOCI”) on each affected net income line item.  For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.  This information may be provided either in the notes or parenthetically on the face of the financial statements.  For public

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities, the guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years.  The adoption of this guidance did not have a material impact on our consolidated financial statements and the required disclosures are included in Note 13 to these consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors.  This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SEGMENT REPORTING

Segment information for 2013 and 2012 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2013:
Net interest income from external sources	$16,438	$3	$16,441
Other income from external sources	3,161	2,932	6,093
Depreciation and amortization	656	13	669
Income before income taxes	1,123	438	1,561
Income tax (benefit) expense (1)	(42)	175	133
Total assets	530,925	2,986	533,911

Year Ended December 31, 2012:
Net interest income from external sources	$16,167	$-	$16,167
Other income from external sources	4,517	2,484	7,001
Depreciation and amortization	672	10	682
Income before income taxes	145	261	406
Income tax expense (1)	(433)	104	(329)
Total assets	511,837	2,897	514,734

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with U.S. GAAP,  the Company uses a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the hierarchy are as follows:

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of December 31, 2013 and 2012:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2013:
U.S. government agencies	$5,380	$-	$5,380	$-
State and political subdivisions	25,875	-	25,875	-
Mortgage-backed securities
U.S. government-sponsored enterprises	58,937	-	58,937	-
Equity securities-financial services industry and other	484	484	-	-

December 31, 2012:
State and political subdivisions	$27,741	$-	$27,741	$-
Mortgage-backed securities
U.S. government-sponsored enterprises	90,709	-	90,709	-
Equity securities-financial services industry and other	431	431	-	-

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2013:
Impaired loans	$5,483	$-	$-	$5,483
Foreclosed real estate	1,008	-	-	1,008

December 31, 2012:
Impaired loans	$6,239	$-	$-	$6,239
Foreclosed real estate	3,612	-	-	3,612

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

December 31, 2013:
Impaired loans	$5,483	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	1,008	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2012:
Impaired loans	$6,239	Appraisal of	Appraisal	0% to -57.1%
		collateral	adjustments (1)	(-21.8%)

Foreclosed real estate	3,612	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2013 and 2012:

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities: The fair value of securities, available for sale (carried at fair value) and securities held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level III).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level III measurements.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level III investments.

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2013 and 2012, the fair value consists of the loan balances of $5.5 million and $6.2 million, net of valuation allowance of $485 thousand and $365 thousand, respectively.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The fair values of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$13,246	$13,246	$13,246	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	90,676	90,676	484	90,192	-
Securities held to maturity	6,074	6,060	-	6,060	-
Federal Home Loan Bank stock	2,705	2,705	-	2,705	-
Loans receivable, net of allowance	386,981	383,269	-	-	383,269
Accrued interest receivable	1,642	1,642	-	1,642	-

Financial liabilities:
Non-maturity deposits	331,350	331,350	331,350	-	-
Time deposits	98,947	99,925	-	99,925	-
Borrowings	41,000	43,149	-	43,149	-
Junior subordinated debentures	12,887	7,710	-	7,710	-
Accrued interest payable	235	235	-	235	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,668	$11,668	$11,668	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	118,881	118,881	431	118,450	-
Securities held to maturity	5,221	5,472	-	5,472	-
Federal Home Loan Bank stock	1,980	1,980	-	1,980	-
Loans receivable, net of allowance	342,760	353,208	-	-	353,208
Accrued interest receivable	1,741	1,741	-	1,741	-

Financial liabilities:
Non-maturity deposits	328,856	328,856	328,856	-	-
Time deposits	103,580	105,680	-	105,680	-
Borrowings	26,000	29,476	-	29,476	-
Junior subordinated debentures	12,887	6,315	-	6,315	-
Accrued interest payable	273	273	-	273	-

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2013 and 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2013
U.S. government agencies	$5,421	$8	$(49)	$5,380
State and political subdivisions	28,788	3	(2,916)	25,875
Mortgage-backed securities:
U.S. government-sponsored enterprises	59,640	272	(975)	58,937
Equity securities-financial services industry and other	412	85	(13)	484
	$94,261	$368	$(3,953)	$90,676

December 31, 2012
State and political subdivisions	$27,341	$594	$(194)	$27,741
Mortgage-backed securities:
U.S. government-sponsored enterprises	90,487	671	(449)	90,709
Equity securities-financial services industry and other	460	16	(45)	431
	$118,288	$1,281	$(688)	$118,881

Securities with a carrying value of approximately $37.2 million and $26.1 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2013 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	501	496
Due after five years through ten years	2,711	2,599
Due after ten years	25,576	22,780
Total bonds and obligations	28,788	25,875
U.S. government agencies	5,421	5,380
Mortgage-backed securities:
U.S. government-sponsored enterprises	59,640	58,937

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity securities-financial services industry and other	412	484
Total available for sale securities	$94,261	$90,676

Gross gains on sales of securities available for sale were $407 thousand  and $1.8 million and gross losses were $14 thousand and $20 thousand for the years ended December 31, 2013 and 2012, respectively.  In addition, we realized gross gains of $8 thousand on debt securities that were called during the year ended December 31, 2012.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2013
U.S. government agencies	$3,246	$(49)	$-	$-	$3,246	$(49)
State and political subdivisions	19,610	(2,046)	6,065	(870)	25,675	(2,916)
Mortgage-backed securities:				-
U.S. government-sponsored enterprises	30,830	(694)	9,147	(281)	39,977	(975)
Equity securities-financial services industry and other	-	-	130	(13)	130	(13)
Total temporarily impaired securities	$53,686	$(2,789)	$15,342	$(1,164)	$69,028	$(3,953)

December 31, 2012
State and political subdivisions	$9,788	$(194)	$-	$-	$9,788	$(194)
Mortgage-backed securities:
U.S. government-sponsored enterprises	31,901	(305)	4,658	(144)	36,559	(449)
Equity securities-financial services industry and other	106	(37)	109	(8)	215	(45)
Total temporarily impaired securities	$41,795	$(536)	$4,767	$(152)	$46,562	$(688)

As of December 31, 2013, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At December 31, 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2013, there were two securities with a fair value of $3.2 million that had an unrealized loss that amounted to $49 thousand.  As of December 31, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at December 31, 2013, were deemed to be other-than-temporarily impaired.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State and Political Subdivisions

At December 31, 2013 and 2012, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2013, there were 52 securities with a fair value of $25.7 million that had an unrealized loss that amounted to $2.9 million.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2013, were deemed to be other-than-temporarily-impaired.

At December 31, 2012, there were 17 securities with a fair value of $9.8 million that had an unrealized loss of  $194 thousand.  These securities typically have maturity dates greater than ten years and the fair values are more sensitive to changes in market interest rates.

Mortgage-Backed Securities

At December 31, 2013 and 2012, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2013, there were 32 securities with a fair value of $40.0 million that had an unrealized loss of $975 thousand.  As of December 31, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2013, were deemed to be other-than-temporarily impaired.

At December 31, 2012, there were twenty-two securities with a fair value of $36.6 million that had an unrealized loss of $449 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of one equity fund and common stock of entities in the financial services industry.  At December 31, 2013, there was one security with a fair value of $130 thousand that had an unrealized loss of $13 thousand.  This security has been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated the underlying bank for credit impairment based on its financial condition and performance.  Based on our evaluation and expectation that this security will recover within a reasonable period of time, we did not consider the investment to be other-than-temporarily impaired at December 31, 2013.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2013 and 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2013
State and political subdivisions	$6,074	$78	$(92)	$6,060

December 31, 2012
State and political subdivisions	$5,221	$260	$(9)	$5,472

The amortized cost and fair value of securities held to maturity at December 31, 2013 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,122	$2,122
Due after one year through five years	-	-
Due after five years through ten years	1,284	1,265
Due after ten years	2,668	2,673
Total held to maturity securities	$6,074	$6,060

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31,  2013 and 2012.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2013
State and political subdivisions	$2,080	$(45)	$780	$(47)	$2,860	$(92)

December 31, 2012
State and political subdivisions	$830	$(9)	$-	$-	$830	$(9)

As of December 31, 2013, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At December 31, 2013 and 2012, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2013, there were five securities with a fair value of $2.9 million that had an unrealized loss of $92 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2013, were deemed to be other-than-temporarily impaired.

At December 31, 2012, there were two securities with a fair value of $830 thousand that had an unrealized loss of $9 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012

Commercial and industrial loans	$15,205	$16,158
Construction	7,307	7,004
Commercial real estate	260,664	225,345
Residential real estate	107,992	98,301
Consumer and other	1,617	1,255
	392,785	348,063
Unearned net loan origination fees	(383)	(327)
Allowance for loan losses	(5,421)	(4,976)
Net loans receivable	$386,981	$342,760

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $546 thousand and $695 thousand at December 31, 2013 and 2012, respectively.  Mortgage servicing rights were immaterial at December 31, 2013 and 2012.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2013 and 2012:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
December 31, 2013
Beginning balance	$271	$223	$3,395	$869	$38	$180	$4,976
Charge-offs	(55)	(350)	(2,317)	(246)	(28)	-	(2,996)
Recoveries	-	122	450	112	12	-	696
Provision	6	313	1,871	206	(6)	355	2,745
Ending balance	$222	$308	$3,399	$941	$16	$535	$5,421

December 31, 2012
Beginning balance	$304	$294	$4,833	$987	$9	$783	$7,210
Charge-offs	(169)	(1,538)	(3,904)	(998)	(62)	-	(6,671)
Recoveries	2	-	78	-	27	-	107
Provision	134	1,467	2,388	880	64	(603)	4,330
Ending balance	$271	$223	$3,395	$869	$38	$180	$4,976

The following table presents the balance in the allowance of loan losses at December 31, 2013 and 2012 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

December 31, 2013
Commercial and industrial	$222	$-	$222	$15,205	$-	$15,205
Construction	308	-	308	7,307	-	7,307
Commercial real estate	3,399	322	3,077	260,664	10,894	249,770
Residential real estate	941	163	778	107,992	2,626	105,366
Consumer and other loans	16	-	16	1,617	-	1,617
Unallocated	535	-	-	-	-	-
Total	$5,421	$485	$4,401	$392,785	$13,520	$379,265

December 31, 2012
Commercial and industrial	$271	$27	$244	$16,158	$27	$16,131
Construction	223	42	181	7,004	2,462	4,542
Commercial real estate	3,395	230	3,165	225,345	12,682	212,663
Residential real estate	869	66	803	98,301	3,351	94,950
Consumer and other loans	38	-	38	1,255	-	1,255
Unallocated	180	-	-	-	-	-
Total	$4,976	$365	$4,431	$348,063	$18,522	$329,541

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An age analysis of loans receivable which were past due as of December 31, 2013 and 2012 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

December 31, 2013
Commercial and industrial	$13	$-	$-	$13	$15,192	$15,205	$-
Construction	-	-	-	-	7,307	7,307	-
Commercial real estate	2,139	775	9,823	12,737	247,927	260,664	123
Residential real estate	495	247	2,192	2,934	105,058	107,992	-
Consumer and other	7	1	-	8	1,609	1,617	-
Total	$2,654	$1,023	$12,015	$15,692	$377,093	$392,785	$123

December 31, 2012
Commercial and industrial	$-	$-	$27	$27	$16,131	$16,158	$-
Construction	-	-	2,462	2,462	4,542	7,004	-
Commercial real estate	1,103	1,303	12,127	14,533	210,812	225,345	65
Residential real estate	207	127	3,315	3,649	94,652	98,301	-
Consumer and other	12	3	144	159	1,096	1,255	143
Total	$1,322	$1,433	$18,075	$20,830	$327,233	$348,063	$208

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at December 31, 2013 and 2012 were:

(Dollars in thousands)	December 31, 2013	December 31, 2012

Commercial and industrial	$-	$27
Construction	-	2,462
Commercial real estate	9,700	12,062
Residential real estate	2,192	3,315
Consumer and other	-	1
Total	$11,892	$17,867

Loans are made to individuals as well as commercial entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Company. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company's different loan segments follows:

Commercial Loans: Commercial credit is extended primarily to middle market and small business customers. Commercial loans are generally made in the Company's market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans will generally be guaranteed in full or for a meaningful amount by the businesses' major owners. Underwriting of commercial loans is based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential Mortgage and Consumer Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2013 and 2012:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and industrial	$15,192	$13	$-	$-	$15,205
Construction	7,307	-	-	-	7,307
Commercial real estate	240,204	7,378	12,917	165	260,664
Residential real estate	104,383	871	2,738	-	107,992
Consumer and other	1,477	140	-	-	1,617
	$368,563	$8,402	$15,655	$165	$392,785

December 31, 2012
Commercial and industrial	$15,860	$269	$23	$6	$16,158
Construction	4,542	-	2,462	-	7,004
Commercial real estate	203,106	4,648	17,256	335	225,345
Residential real estate	93,563	253	4,485	-	98,301
Consumer and other	1,112	-	143	-	1,255
	$318,183	$5,170	$24,369	$341	$348,063

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2013 and 2012 and for the years then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2013
With no related allowance recorded:
Construction	$-	$-	$-	$596	$-
Commercial real estate	7,394	7,967	-	8,030	67
Residential real estate	1,849	1,874	-	2,157	49

With an allowance recorded:
Commercial and industrial	-	-	-	5	-
Construction	-	-	-	318	-
Commercial real estate	3,500	4,595	322	3,443	10
Residential real estate	777	871	163	978	12

Total:
Commercial and industrial	-	-	-	5	-
Construction	-	-	-	914	-
Commercial real estate	10,894	12,562	322	11,473	77
Residential real estate	2,626	2,745	163	3,135	61
	$13,520	$15,307	$485	$15,527	$138

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2012
With no related allowance recorded:
Construction	$2,420	$2,743	$-	$3,217	$41
Commercial real estate	10,466	13,581	-	13,131	81
Residential real estate	2,675	2,768	-	2,192	91

With an allowance recorded:
Commercial and industrial	27	27	27	177	-
Construction	42	42	42	66	-
Commercial real estate	2,216	3,135	230	5,792	64
Residential real estate	676	675	66	558	26

Total:
Commercial and industrial	27	27	27	177	-
Construction	2,462	2,785	42	3,283	41
Commercial real estate	12,682	16,716	230	18,923	145
Residential real estate	3,351	3,443	66	2,750	117
	$18,522	$22,971	$365	$25,133	$303

The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. The Company recognizes income on impaired loans under the cash basis when the

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2013 and 2012 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total

December 31, 2013
Performing	$1,195	$-	$433	$1,628
Non-performing	3,000	-	496	3,496
Total	$4,195	$-	$929	$5,124

December 31, 2012
Performing	$603	$-	$5	$608
Non-performing	1,829	6	228	2,063
Total	$2,432	$6	$233	$2,671

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2013, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables summarize troubled debt restructurings that occurred during the year ended December 31, 2013 and 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

December 31, 2013
Commercial real estate	3	$3,100	$3,100
Residential real estate	2	655	548

December 31, 2012
Residential real estate	2	233	233

The troubled debt restructurings described above did not require an allocation of the allowance for credit losses for the years ended December 31, 2013 and 2012.  No charge-offs were recorded subsequent to modification during the twelve month periods ending December 31, 2013 and 2012.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2013 and 2012:

(Dollars in thousands)	Number of Loans	Recorded Investment

December 31, 2013
Commercial real estate	3	$1,302
Residential real estate	1	269

December 31, 2012
Residential real estate	1	$228

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms.  The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $51 thousand and $5 thousand for the years ended December 31, 2013 and 2012, respectively.  There were no charge-offs on these defaulted troubled debt restructurings during the twelve month periods ended December 31, 2013 and 2012.

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012

Land and land improvements	$2,080	$1,978
Building and building improvements	6,301	5,907
Leasehold improvements	360	401
Furniture, fixtures and equipment	6,892	6,908
Assets in progress	609	118
	16,242	15,312
Accumulated depreciation	(9,350)	(8,836)
Premises and equipment, net	$6,892	$6,476

During the years ended December 31, 2013 and 2012, depreciation expense totaled $668 thousand and $677 thousand, respectively.

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012

Demand, non-interest bearing	$58,210	$48,375
Savings, money market and interest-bearing demand	273,140	280,481
Time deposits less than $100 thousand	63,863	66,472
Time deposits $100 thousand and over	35,084	37,108
Total deposits	$430,297	$432,436

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Within one year	$53,270
One to two years	12,140
Two to three years	26,627
Three to four years	2,224
After four years	4,686
$98,947

NOTE 9 – BORROWINGS

At December 31, 2013, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $53.9 million and a $7.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $62.5 million.  At December 31, 2013, the Bank had the ability to borrow up to $12.9 million at FHLBNY and $7.0 million at ACBB.

Long-Term Borrowings

At December 31, 2013 and 2012 the Bank had the following long-term borrowings from the FHLBNY:

(Dollars in thousands)
	Interest	Balance at December 31,
Maturity Date	Rate	2013	2012

December 7, 2016	4.00%	$5,000	$5,000
June 21, 2017	4.60%	6,000	6,000
December 7, 2017	3.97%	5,000	5,000
December 26, 2017	3.66%	5,000	5,000
December 26, 2017	3.79%	5,000	5,000
January 1, 2018	1.98%	5,000	-
July 17, 2018	1.65%	5,000	-
September 19, 2018	1.83%	5,000	-
		$41,000	$26,000

Maturities of debt in years subsequent to December 31, 2013 are as follows:

(Dollars in thousands)

Within one year	$-
One to two years	-
Two to three years	5,000
Three to four years	21,000
Four to five years	15,000
After five years	-
$41,000

At December 31, 2013 the Company had $41.0 million in advances, of which, $11.0 million were convertible notes that contain an option which allows the FHLBNY, at quarterly intervals, to convert the fixed convertible advance

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLBNY at their current market rates.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 1.68% and 1.75% at December 31, 2013 and 2012, respectively. The capital securities are currently redeemable by Sussex Bancorp at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

NOTE 11 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2020.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum lease payments by year are as follows as of December 31, 2013:

(Dollars in thousands)
2014	$432
2015	499
2016	485
2017	386
2018	303
Thereafter	347
$2,452

Rent expense was $469 thousand and $541 thousand for the years ended December 31, 2013 and 2012, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2013 and 2012 was $125 thousand and $126 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2013 and 2012,  $66 thousand and $82 thousand, respectively, was charged to expense in connection with the Plans.  At December 31, 2013 and 2012, the carrying value of the Supplemental Plans was  $936 thousand and $1.0 million, respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  At December 31, 2013 and 2012, the carrying value of deferred compensation was  $131 thousand and $97 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  At December 31, 2013 and 2012,  the carrying value of the DCA was $551 thousand and $315 thousand, respectively.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP.  Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5-year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment.  At December 31, 2013 and 2012, the carrying value of the SERP was  $102 thousand and $50 thousand, respectively.

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

The components of other comprehensive loss, both before tax and net of tax, are as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive loss:
Unrealized (losses) gains on available for sale securities	$(3,785)	$(1,514)	$(2,271)	$1,193	$477	$716
Reclassification adjustment for net gains on securities transactions included in net income	(393)	(157)	(236)	(1,799)	(720)	(1,079)
Total other comprehensive loss	$(4,178)	$(1,671)	$(2,507)	$(606)	$(243)	$(363)

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification adjustments for gains on securities transactions of $393 thousand and $1.8 million for the years ended December 31, 2013 and 2012, respectively, are presented in the income statement on the line item for net gain on securities transactions.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(In thousands, except share and per share data)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2013:
Basic earnings per share:
Net income applicable to common shareholders	$1,428	3,781,562	$0.38
Effect of dilutive securities:
Nonvested stock awards	-	35,342
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$1,428	3,816,904	$0.37

Year Ended December 31, 2012:
Basic earnings per share:
Net income applicable to common shareholders	$735	3,261,809	$0.23
Effect of dilutive securities:
Nonvested stock awards	-	25,208
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$735	3,287,017	$0.22

There were 39,649 and 63,551 shares of unvested restricted stock awards and options outstanding during December 31, 2013 and 2012, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 15 – STOCK INCENTIVE PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Options granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2013, there were 4,144 shares available for future grants under the 2004 Plan.

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Restricted stock awards may be made to any plan participant.  As of December 31, 2013, there were 300,000 shares available for future grants under the 2013 Plan.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2013 and 2012 are as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested restricted stock, beginning of year	123,144	$4.83	115,729	$4.86
Granted	32,940	6.06	37,496	4.97
Forfeited	-	-	(2,234)	5.27
Vested	(30,162)	4.95	(27,847)	5.15
Unvested restricted stock, end of period	125,922	$4.98	123,144	$4.83

Total stock-based compensation related to restricted stock awards was $236 thousand and $153 thousand for the years ended December 31, 2013 and December 31, 2012, respectively.  As of December 31, 2013 and 2012, there were $438 thousand and $477 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years and 3.0 years.

During 1995, the stockholders approved a stock option plan for nonemployee directors and employees (the “1995 Plan”) and in 2001 the stockholders approved the 2001 Stock Option Plan (the “2001 Plan”) to provide equity incentives to employees, officers and directors.  Both of these plans expired ten years following their approval, and therefore, at December 31, 2013 there were no authorized shares left to be granted in either plan.

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

As of December 31, 2013,  there are 10,001 options outstanding which will expire between January 2014 and October 2014 under the 1995 Plan and 22,748 options outstanding under the 2001 Plan which will expire between January 2014 and October 2015. There were no options outstanding under the 2004 Plan at December 31, 2013.

Stock option transactions under all plans are summarized as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Outstanding, December 31, 2011	111,034	$12.25
Options expired	(9,089)	9.12
Options forfeited	(46,194)	12.60
Outstanding, December 31, 2012	55,751	12.48
Options expired	(18,933)	8.93
Options forfeited	(4,069)	14.27
Outstanding, December 31, 2013	32,749	$14.31	0.7	-
Exercisable, December 31, 2013	32,749	$14.31	0.7	-

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

		Weighted
Exercise	Number	Average Remaining	Number
Price	Outstanding	Life (Years)	Exercisable

12.63	6,708	1.8	6,708
13.39	6,361	1.1	6,361
14.67	14,090	0.0	14,090
16.45	5,590	0.8	5,590
	32,749	0.7	32,749

There were no stock options exercised during 2013 and options outstanding and exercisable had no intrinsic value at December 31, 2013.

NOTE 16 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012

Current:
Federal	$(1,117)	$(22)
State	115	22
	(1,002)	-
Deferred:
Federal	1,000	(375)
State	135	46
	1,135	(329)
	$133	$(329)

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of income and comprehensive income for the years ended December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	2013		2012

Federal income tax at statutory rate	$531	34%	$138	34%
Tax exempt interest	(357)	(23)	(398)	(98)
State income tax, net of federal income tax effect	76	5	45	11
Bank owned life insurance	(120)	(8)	(134)	(33)
Other	3	0	20	5
	$133	8%	$(329)	(81)%

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012

Deferred tax assets:
Allowance for loan losses	$2,165	$1,987
Deferred compensation	594	584
Foreclosed real estate	299	565
AMT credit	-	532
Intangible assets	28	34
Restricted stock	143	142
Other-than-temporary impairment	118	96
Unrealized loss on securities available for sale	1,434	-
Other	266	254
Total deferred tax assets	5,047	4,194
Deferred tax liabilities:
Depreciation	(804)	(260)
Prepaid expenses	(161)	(151)
Unrealized gain on securities, available for sale	-	(237)
Total deferred tax liabilities	(965)	(648)
Net deferred tax asset	$4,082	$3,546

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

The related party loan activity for the years ended December 31, 2013 and 2012 is summarized as follows:

(Dollars in thousands)	2013	2012

Balance, beginning	$5,325	$4,699
Disbursements	3,362	1,199
Repayments and other	(2,256)	(573)
Balance, ending	$6,431	$5,325

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $128 thousand and $144 thousand for the years ended December 31, 2013 and 2012, respectively.  Appraisal services provided by related parties totaled $56 thousand and $37 thousand  for the years ended December 31, 2013 and 2012, respectively.  The Company also paid rent to related parties for an office location in the amount of $154 thousand and $181 thousand for the years ended December 31, 2013 and 2012, respectively.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company's financial instrument commitments at December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	2013	2012

Commitments to grant loans	$24,070	$34,459
Unfunded commitments under lines of credit	43,406	32,265
Outstanding standby letters of credit	1,466	1,766

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

NOTE 19 – CAPITAL AND REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $2.3 million at December 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which they are subject.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 are presented below:

						To be Well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2013
Total capital (to risk-weighted assets):	$60,659	15.47%	$	>31,364	>8.00%	$	>39,205	>10.00%
Tier I capital (to risk-weighted assets):	55,729	14.21		>15,682	>4.00		>23,523	>6.00
Tier I capital (to average assets):	55,729	10.38		>21,479	>4.00		>26,847	>5.00

As of December 31, 2012
Total capital (to risk-weighted assets):	$51,672	14.13%	$	>29,246	>8.00%	$	>36,558	>10.00%
Tier I capital (to risk-weighted assets):	47,096	12.88		>14,623	>4.00		>21,935	>6.00
Tier I capital (to average assets):	47,096	9.27		>20,311	>4.00		>25,389	>5.00

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

At December 31, 2013, the Bank’s funds available for payment of dividends were $51.0 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2013.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

On August 5, 2013, we completed a rights offering resulting in the issuance of 1,198,300 shares of common stock to existing shareholders. Each shareholder was granted one subscription right to purchase 0.35 share of our common stock at a subscription price of $6.00 per whole share for every share owned on the record date. The rights offering was fully subscribed and resulted in net proceeds totaling $6.9  million, which represents gross proceeds of $7.2 million offset by offering costs of $294 thousand.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2013	2012

Assets
Cash	$1,131	$979
Investment in subsidiary	56,772	50,680
Securities available for sale	321	324
Accrued interest and other assets	1,437	1,480
Total Assets	$59,661	$53,463

Liabilities and Stockholders' Equity
Other liabilities	$349	$204
Junior subordinated debentures	12,887	12,887
Stockholders' equity	46,425	40,372
Total Liabilities and Stockholders' Equity	$59,661	$53,463

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2013	2012

Interest and fees on loans	$-	$60
Interest on investments	11	11
Net realized gain loss on sale of securities	-	2
Net gain on sale of foreclosed real estate	-	3
Interest expense on debentures	(217)	(241)
Other expenses	(269)	(232)
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(475)	(397)
Income tax benefit	161	135
Loss before equity in undistributed net
income of subsidiaries	(314)	(262)
Equity in undistributed net income of subsidiaries	1,742	997
Net Income	1,428	735

Other comprehensive loss:
Unrealized losses on available for sale securities arising during the period	(2)	(2)
Reclassification adjustment for net gain on securities transactions included in net income	(2)	(2)
Income tax expense related to other comprehensive loss	(1)	(1)
Other comprehensive loss, net of income taxes	(5)	(5)
Comprehensive income	$1,423	$730

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2013	2012

Cash Flows from Operating Activities:
Net Income	$1,428	$735
Adjustments to reconcile net income to net cash used in operating activities:
Net change in other assets and liabilities	402	(116)
Equity in undistributed net income of subsidiaries	(1,742)	(997)
Net Cash Used in Operating Activities	88	(378)

Cash Flows from Investing Activities:
Securities available for sale:
Sales	58	7
Maturities, calls and principal repayments	-	4
Capital contribution to subsidiaries	(6,890)	-
Net decrease in loans	-	697
Net Cash (Used in) Provided by Investing Activities	(6,832)	708

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	6,896	-
Purchase of treasury stock	-	(55)
Net Cash Provided by (Used in) Financing Activities	6,896	(55)

Net Increase in Cash and Cash Equivalents	152	275
Cash and Cash Equivalents - Beginning of Year	979	704
Cash and Cash Equivalents - End of Year	$1,131	$979

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

21.1†	List of Subsidiaries.
23.1†	Consent of BDO USA LLP.
23.2†	Consent of ParenteBeard LLC.
31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Annual Report on Form 10-K of Sussex Bancorp for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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