Form 10-Q
period 2014-03-31
SUSSEX BANCORP
filed 2014-05-15
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ________

Commission File Number 0-29030

SUSSEX BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-3475473

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

399 Route 23, Franklin, NJ	07416
(Address of principal executive offices)	(Zip Code)

(844)  256-7328

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

As of May 9, 2014 there were 4,663,256  shares of common stock, no par value, outstanding.

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

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$7,349	$5,521
Interest-bearing deposits with other banks	463	7,725
Cash and cash equivalents	7,812	13,246

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	88,273	90,676
Securities held to maturity, at cost (fair value of $5,863 and
$6,060 at March 31, 2014 and December 31, 2013, respectively)	5,800	6,074
Federal Home Loan Bank Stock, at cost	3,425	2,705

Loans receivable, net of unearned income	412,724	392,402
Less: allowance for loan losses	5,437	5,421
Net loans receivable	407,287	386,981

Foreclosed real estate	3,140	2,926
Premises and equipment, net	7,603	6,892
Accrued interest receivable	1,772	1,642
Goodwill	2,820	2,820
Bank-owned life insurance	11,972	11,889
Other assets	6,968	7,960

Total Assets	$546,972	$533,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$59,106	$58,210
Interest bearing	366,731	372,087
Total Deposits	425,837	430,297

Short-term borrowings	10,000	-
Long-term borrowings	46,000	41,000
Accrued interest payable and other liabilities	4,035	3,302
Junior subordinated debentures	12,887	12,887

Total Liabilities	498,759	487,486

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
4,669,039 and 4,640,296 shares issued and 4,657,856 and 4,629,113 shares
outstanding at March 31, 2014 and December 31, 2013, respectively	35,329	35,249
Treasury stock, at cost; 11,183 shares	(59)	(59)
Retained earnings	14,064	13,386
Accumulated other comprehensive loss	(1,121)	(2,151)

Total Stockholders' Equity	48,213	46,425

Total Liabilities and Stockholders' Equity	$546,972	$533,911

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2014	2013
INTEREST INCOME
Loans receivable, including fees	$4,623	$4,276
Securities:
Taxable	217	154
Tax-exempt	254	262
Interest bearing deposits	3	5
Total Interest Income	5,097	4,697
INTEREST EXPENSE
Deposits	390	538
Borrowings	348	262
Junior subordinated debentures	53	54
Total Interest Expense	791	854
Net Interest Income	4,306	3,843
PROVISION FOR LOAN LOSSES	453	1,142
Net Interest Income after Provision for Loan Losses	3,853	2,701
OTHER INCOME
Service fees on deposit accounts	264	286
ATM and debit card fees	167	160
Bank-owned life insurance	83	92
Insurance commissions and fees	973	842
Investment brokerage fees	31	45
Net gain on securities transactions	-	370
Other	73	90
Total Other Income	1,591	1,885
OTHER EXPENSES
Salaries and employee benefits	2,418	2,235
Occupancy, net	453	394
Data processing	380	329
Furniture and equipment	164	152
Advertising and promotion	44	40
Professional fees	153	185
Director fees	137	206
FDIC assessment	176	169
Insurance	76	76
Stationary and supplies	55	49
Loan collection costs	77	98
Net expenses and write-downs related to foreclosed real estate	100	411
Amortization of intangible assets	-	1
Other	235	233
Total Other Expenses	4,468	4,578
Income before Income Taxes	976	8
EXPENSE (BENEFIT) FOR INCOME TAXES	298	(90)
Net Income	678	98
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on available for sale securities arising during the period	1,717	(644)
Reclassification adjustment for net gain on securities transactions included in net income	-	(370)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(687)	405
Other comprehensive income (loss), net of income taxes	1,030	(609)
Comprehensive income (loss)	$1,708	$(511)

EARNINGS PER SHARE
Basic	$0.15	$0.03
Diluted	$0.15	$0.03
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2014 and 2013
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	98	-	-	98
Other comprehensive loss	-	-	-	(609)	-	(609)
Restricted stock granted	26,340	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	54	-	-	-	54

Balance March 31, 2013	3,424,213	$28,171	$12,056	$(253)	$(59)	$39,915

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	678	-	-	678
Other comprehensive income	-	-	-	1,030	-	1,030
Restricted stock granted	29,043	-	-	-	-	-
Restricted stock forfeited	(300)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	80	-	-	-	80

Balance March 31, 2014	4,657,856	$35,329	$14,064	$(1,121)	$(59)	$48,213

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$678	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	453	1,142
Depreciation and amortization	163	171
Net amortization of securities premiums and discounts	489	921
Net realized gain on sale of securities	-	(370)
Net realized gain on sale of foreclosed real estate	(13)	(29)
Write-downs of and provisions for foreclosed real estate	-	196
Deferred income taxes	251	381
Earnings on bank-owned life insurance	(83)	(92)
Compensation expense for stock options and stock awards	80	54
(Increase) decrease in assets:
Accrued interest receivable	(130)	(40)
Other assets	55	(720)
Decrease in accrued interest payable and other liabilities	733	128
Net Cash Provided by Operating Activities	2,676	1,840
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(4)	(27,529)
Sales	-	10,836
Maturities, calls and principal repayments	3,646	10,769
Securities held to maturity:
Purchases	-	(263)
Maturities, calls and principal repayments	262	-
Net increase in loans	(21,202)	(5,449)
Proceeds from the sale of foreclosed real estate	242	966
Purchases of bank premises and equipment	(874)	(30)
Increase in FHLB stock	(720)	(135)
Net Cash Used in Investing Activities	(18,650)	(10,835)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(4,460)	1,407
Increase in borrowed funds	15,000	3,000
Net Cash Provided by Financing Activities	10,540	4,407
Net Decrease in Cash and Cash Equivalents	(5,434)	(4,588)
Cash and Cash Equivalents - Beginning	13,246	11,668
Cash and Cash Equivalents - Ending	$7,812	$7,080

Supplementary Cash Flows Information
Interest paid	$772	$872
Income taxes paid	$-	$19

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$443	$2,689

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

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

Sussex Bancorp is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.  The operations of Sussex Bancorp and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements.  The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

In January 2014, FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors,  which  clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of March 31, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2014
U.S. government agencies	$5,291	$-	$(62)	$5,229
State and political subdivisions	28,806	39	(1,681)	27,164
Mortgage-backed securities -
U.S. government-sponsored enterprises	55,630	350	(561)	55,419
Equity securities-financial services industry and other	414	57	(10)	461
	$90,141	$446	$(2,314)	$88,273

December 31, 2013
U.S. government agencies	$5,421	$8	$(49)	$5,380
State and political subdivisions	28,788	3	(2,916)	25,875
Mortgage-backed securities -
U.S. government-sponsored enterprises	59,640	272	(975)	58,937
Equity securities-financial services industry and other	412	85	(13)	484
	$94,261	$368	$(3,953)	$90,676

Securities with a carrying value of approximately $40.7 million and $37.2 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2014, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	501	498
Due after five years through ten years	2,718	2,654
Due after ten years	25,587	24,012
Total bonds and obligations	28,806	27,164
U.S. government agencies	5,291	5,229
Mortgage-backed securities:
U.S. government-sponsored enterprises	55,630	55,419
Equity securities-financial services industry and other	414	461
Total available for sale securities	$90,141	$88,273

There were no gross realized gains or losses on sales of securities available for sale for the three months ended March 31, 2014.  Gross realized gains or losses on sales of securities available for sale were $378 thousand and $8 thousand, respectively, for the three months ended March 31, 2013.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2014
U.S. government agencies	$5,229	$(62)	$-	$-	$5,229	$(62)
State and political subdivisions	13,583	(615)	11,927	(1,066)	25,510	(1,681)
Mortgage-backed securities -				-
U.S. government-sponsored enterprises	21,720	(293)	13,168	(268)	34,888	(561)
Equity securities-financial services industry and other	-	-	133	(10)	133	(10)
Total temporarily impaired securities	$40,532	$(970)	$25,228	$(1,344)	$65,760	$(2,314)

December 31, 2013
U.S. government agencies	$3,246	$(49)	$-	$-	$3,246	$(49)
State and political subdivisions	19,610	(2,046)	6,065	(870)	25,675	(2,916)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,830	(694)	9,147	(281)	39,977	(975)
Equity securities-financial services industry and other	-	-	130	(13)	130	(13)
Total temporarily impaired securities	$53,686	$(2,789)	$15,342	$(1,164)	$69,028	$(3,953)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2014, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At March 31, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2014, there were three securities with a fair value of $5.2 million that had an unrealized loss that amounted to $62 thousand.  As of March 31, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at March 31, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were two securities with a fair value of $3.2 million that had an unrealized loss that amounted to $49 thousand.

State and Political Subdivisions

At March 31, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2014, there were 49 securities with a fair value of $25.5 million that had an unrealized loss that amounted to $1.7 million.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2014, were deemed to be other-than-temporarily-impaired.

At December 31, 2013, there were 52 securities with a fair value of $25.7 million that had an unrealized loss that amounted to $2.9 million.

Mortgage-Backed Securities

At March 31, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2014, there were 29 securities with a fair value of $34.9 million that had an unrealized loss that amounted to $561 thousand.  As of March 31, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were 32 securities with a fair value of $40.0 million that had an unrealized loss that amounted to $975 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of one equity fund and common stock of entities in the financial services industry.  At March 31, 2014, there was one security with a fair value of $133 thousand that had an unrealized loss of $10 thousand.  This security has been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated the underlying bank for credit impairment based on its financial condition and performance.    Based on our evaluation and expectation that this security will recover within a reasonable period of time, we do not consider it to be other-than-temporarily impaired at March 31, 2014.

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

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of March 31, 2014 and December 31, 2013, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2014
State and political subdivisions	$5,800	$108	$(45)	$5,863

December 31, 2013
State and political subdivisions	$6,074	$78	$(92)	$6,060

The amortized cost and carrying value of securities held to maturity at March 31, 2014, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,859	$1,859
Due after one year through five years	-	-
Due after five years through ten years	1,278	1,277
Due after ten years	2,663	2,727
Total held to maturity securities	$5,800	$5,863

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2014
State and political subdivisions	$527	$(13)	$792	$(32)	$1,319	$(45)

December 31, 2013
State and political subdivisions	$2,080	$(45)	$780	$(47)	$2,860	$(92)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2014, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

At March 31, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2014, there were three securities with a fair value of $1.3 million that had an unrealized loss that amounted to $45 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were five securities with a fair value of $2.9 million that had an unrealized loss that amounted to $92 thousand.

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Commercial and industrial	$19,635	$15,205
Construction	6,852	7,307
Commercial real estate	276,101	260,664
Residential real estate	108,889	107,992
Consumer and other	1,629	1,617
	413,106	392,785
Unearned net loan origination fees	(382)	(383)
Allowance for loan losses	(5,437)	(5,421)
Net loans receivable	$407,287	$386,981

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $541 thousand and $546 thousand at March 31, 2014 and December 31, 2013, respectively. Mortgage servicing rights were immaterial at March 31, 2014 and December 31, 2013.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2014 and 2013:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
March 31, 2014
Beginning balance	$222	$308	$3,399	$941	$16	$535	$5,421
Charge-offs	-	-	(358)	(86)	(13)	-	(457)
Recoveries	12	-	4	1	3	-	20
Provision	55	7	642	6	13	(270)	453
Ending balance	$289	$315	$3,687	$862	$19	$265	$5,437

March 31, 2013
Beginning balance	$271	$223	$3,395	$869	$38	$180	$4,976
Charge-offs	(6)	(42)	(739)	(28)	(9)	-	(824)
Recoveries	-	-	7	-	5	-	12
Provision	10	220	789	58	(22)	87	1,142
Ending balance	$275	$401	$3,452	$899	$12	$267	$5,306

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2014 and December 31, 2013, disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

March 31, 2014
Commercial and industrial	$289	$-	$289	$19,635	$-	$19,635
Construction	315	-	315	6,852	-	6,852
Commercial real estate	3,687	559	3,128	276,101	9,679	266,422
Residential real estate	862	105	757	108,889	2,492	106,397
Consumer and other loans	19	3	16	1,629	3	1,626
Unallocated	265	-	-	-	-	-
Total	$5,437	$667	$4,505	$413,106	$12,174	$400,932

December 31, 2013
Commercial and industrial	$222	$-	$222	$15,205	$-	$15,205
Construction	308	-	308	7,307	-	7,307
Commercial real estate	3,399	322	3,077	260,664	10,894	249,770
Residential real estate	941	163	778	107,992	2,626	105,366
Consumer and other loans	16	-	16	1,617	-	1,617
Unallocated	535	-	-	-	-	-
Total	$5,421	$485	$4,401	$392,785	$13,520	$379,265

An age analysis of loans receivable which were past due as of March 31, 2014 and December 31, 2013, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

March 31, 2014
Commercial and industrial	$4	$-	$-	$4	$19,631	$19,635	$-
Construction	-	-	-	-	6,852	6,852	-
Commercial real estate	783	1,242	8,489	10,514	265,587	276,101	-
Residential real estate	810	247	2,062	3,119	105,770	108,889	-
Consumer and other	3	-	5	8	1,621	1,629	2
Total	$1,600	$1,489	$10,556	$13,645	$399,461	$413,106	$2

December 31, 2013
Commercial and industrial	$13	$-	$-	$13	$15,192	$15,205	$-
Construction	-	-	-	-	7,307	7,307	-
Commercial real estate	2,139	775	9,823	12,737	247,927	260,664	123
Residential real estate	495	247	2,192	2,934	105,058	107,992	-
Consumer and other	7	1	-	8	1,609	1,617	-
Total	$2,654	$1,023	$12,015	$15,692	$377,093	$392,785	$123

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at March 31, 2014 and December 31, 2013, were:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Commercial real estate	$8,489	$9,700
Residential real estate	2,062	2,192
Consumer and other	3	-
Total	$10,554	$11,892

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2014 and December 31, 2013:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial and industrial	$19,612	$23	$-	$-	$19,635
Construction	6,852	-	-	-	6,852
Commercial real estate	257,456	6,711	11,770	164	276,101
Residential real estate	106,147	140	2,602	-	108,889
Consumer and other	1,487	139	3	-	1,629
	$391,554	$7,013	$14,375	$164	$413,106

December 31, 2013
Commercial and industrial	$15,192	$13	$-	$-	$15,205
Construction	7,307	-	-	-	7,307
Commercial real estate	240,204	7,378	12,917	165	260,664
Residential real estate	104,383	871	2,738	-	107,992
Consumer and other	1,477	140	-	-	1,617
	$368,563	$8,402	$15,655	$165	$392,785

The following table reflects information about our impaired loans by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial real estate	$4,363	$5,225	$-	$7,394	$7,967	$-
Residential real estate	1,678	1,703	-	1,849	1,874	-
Consumer and other	-	-	-	-	-	-

With an allowance recorded:
Commercial real estate	5,316	6,411	559	3,500	4,595	322
Residential real estate	814	907	105	777	871	163
Consumer and other	3	3	3	-	-	-

Total:
Commercial real estate	9,679	11,636	559	10,894	12,562	322
Residential real estate	2,492	2,610	105	2,626	2,745	163
Consumer and other	3	3	3	-	-	-
	$12,174	$14,249	$667	$13,520	$15,307	$485

The following table presents the average recorded investment and income recognized for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$-	$-	$2,262	$-
Commercial real estate	4,968	8	6,145	2
Residential real estate	1,845	20	1,771	-
Total impaired loans without a related allowance	6,813	28	10,178	2

With an allowance recorded:
Commercial and industrial	-	-	141	-
Construction	-	-	546	-
Commercial real estate	5,319	1	7,650	5
Residential real estate	849	4	1,477	3
Consumer and other	1	-	-	-
Total impaired loans with an allowance	6,169	5	9,814	8
Total impaired loans	$12,982	$33	$19,992	$10

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

March 31, 2014
Performing	$1,190	$430	$1,620
Non-performing	2,998	495	3,493
Total	$4,188	$925	$5,113

December 31, 2013
Performing	$1,195	$433	$1,628
Non-performing	3,000	496	3,496
Total	$4,195	$929	$5,124

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2014, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three months ended March 31, 2014.  The following table summarizes troubled debt restructurings that occurred during the three months ended March 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

March 31, 2013
Commercial real estate	1	$163	$163
Residential real estate	1	302	302

The troubled debt restructurings presented in the table above resulted in an allocation of the allowance for credit losses of $44 thousand for the three months ended March 31, 2013.  These specific reserves are included in the allowance for credit losses for loans individually evaluated for impairment. There were no charge-offs on the troubled debt restructurings presented in the table above during the three months ended March 31, 2013.

There were no troubled debt restructurings that occurred during the three months ended March 31, 2014, therefore, no allocation for the allowance for credit losses or charge-offs were required on loans modified as troubled debt restructurings during the three months ended March 31, 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2014 and 2013.

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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands, except share and	Income	Shares	Per Share	Loss	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common shareholders	$678	4,526,506	$0.15	$98	3,283,727	$0.03
Effect of dilutive securities:
Nonvested stock awards	-	38,094		-	32,355
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$678	4,564,600	$0.15	$98	3,316,082	$0.03

There were 47,702 and 73,831 shares of unvested restricted stock awards and options outstanding during March 31, 2014 and 2013, respectively, which were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 6 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income (loss):
Unrealized gains on available for sale securities	$1,717	$687	$1,030	$(644)	$(257)	$(387)
Reclassification adjustment for net gains on securities transactions included in net income	-	-	-	(370)	(148)	(222)
Total other comprehensive income (loss)	$1,717	$687	$1,030	$(1,014)	$(405)	$(609)

Reclassification adjustments for gains on securities transactions of $370 thousand for the three months ended March 31, 2013 are presented in the income statement on the line item for net gain on securities transactions.  There were no reclassification adjustments for gains on securities transactions for the three months ended March 31, 2014.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Three Months Ended March 31, 2014
Net interest income from external sources	$4,305	$1	$4,306
Other income from external sources	606	985	1,591
Depreciation and amortization	158	5	163
Income before income taxes	622	354	976
Income tax expense (1)	156	142	298
Total assets	543,151	3,821	546,972

Three Months Ended March 31, 2013
Net interest income from external sources	$3,843	$-	$3,843
Other income from external sources	1,043	842	1,885
Depreciation and amortization	169	2	171
(Loss) income before income taxes	(192)	200	8
Income tax (benefit) expense (1)	(170)	80	(90)
Total assets	515,319	3,493	518,812

(1) Insurance Services calculated at statutory tax rate of 40%

NOTE 8 –  STOCK-BASED COMPENSATION

We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors.  Under the terms of these plans we may grant restricted shares and stock options for the purchase of our common stock.  The stock-based compensation is granted under terms determined by our Compensation Committee.  Our standard stock option grants have a maximum term of 10 years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date of grant.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests over periods of two to seven years.  All dividends paid on restricted stock, whether vested or unvested, are granted to the shareholder.

Information regarding our stock option plans for the three months ended March 31, 2014 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	32,749	$14.31
Options expired	(14,090)	14.67
Options outstanding, end of quarter	18,659	$14.03	1.0	-
Options exercisable, end of quarter	18,659	$14.03	1.0	-
Option price range at end of quarter	$8.99 to $16.45
Option price range for exercisable shares	$8.99 to $16.45

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2014, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	125,922	$4.98
Granted	29,043	8.77
Forfeited	(300)	5.66
Vested	(32,877)	4.98
Unvested restricted stock, end of period	121,788	$5.89

Total stock based compensation related to restricted stock awards was $80 thousand and $54 thousand for the three months ended March 31, 2014 and 2013, respectively.

At March  31, 2014, unrecognized compensation expense for non-vested restricted stock was $613 thousand, which is expected to be recognized over an average period of 2.3 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We, generally, hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2014, we had $1.5 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2014, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of March 31, 2014 and December 31, 2013:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2014
U.S. government agencies	$5,229	$-	$5,229	$-
State and political subdivisions	27,164	-	27,164	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	55,419	-	55,419	-
Equity securities-financial services industry and other	461	461	-	-

December 31, 2013
U.S. government agencies	$5,380	$-	$5,380	$-
State and political subdivisions	25,875	-	25,875	-
Mortgage-backed securities -		-	-	-
U.S. government-sponsored enterprises	58,937	-	58,937	-
Equity securities-financial services industry and other	484	484	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013, are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2014
Impaired loans	$3,428	$-	$-	$3,428

December 31, 2013
Impaired loans	$5,483	$-	$-	$5,483
Foreclosed real estate	1,008	-	-	1,008

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

March 31, 2014
Impaired loans	$3,428	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-10.4%)

December 31, 2013
Impaired loans	$5,483	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	1,008	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2014 and December 31, 2013:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  At March 31, 2014 and December 31, 2013, the fair value consists of the loan balances of $3.4 million and $5.5 million, net of valuation allowance of $667 thousand and $485 thousand, respectively.

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

The fair values of our financial instruments at March 31, 2014 and December 31, 2013, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	March 31, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$7,812	$7,812	$7,812	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	88,273	88,273	461	87,812	-
Securities held to maturity	5,800	5,863	-	5,863	-
Federal Home Loan Bank stock	3,425	3,425	-	3,425	-
Loans receivable, net of allowance	407,287	403,280	-	-	403,280
Accrued interest receivable	1,772	1,772	-	1,772	-

Financial liabilities:
Non-maturity deposits	326,691	326,691	326,691	-	-
Time deposits	99,146	99,924	-	99,924	-
Borrowings	56,000	58,007	-	58,007	-
Junior subordinated debentures	12,887	8,926	-	8,926	-
Accrued interest payable	254	254	-	254	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$13,246	$13,246	$13,246	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	90,676	90,676	484	90,192	-
Securities held to maturity	6,074	6,060	-	6,060	-
Federal Home Loan Bank stock	2,705	2,705	-	2,705	-
Loans receivable, net of allowance	386,981	383,269	-	-	383,269
Accrued interest receivable	1,642	1,642	-	1,642	-

Financial liabilities:
Non-maturity deposits	331,350	331,350	331,350	-	-
Time deposits	98,947	99,925	-	99,925	-
Borrowings	41,000	43,149	-	43,149	-
Junior subordinated debentures	12,887	7,710	-	7,710	-
Accrued interest payable	235	235	-	235	-

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

We continue to focus on strengthening our core operating performance by improving our net interest income and margin by closely monitoring our yield on earning assets and adjusting the rates offered on deposit products.  The economic downturn continues to impact our level of nonperforming assets.  We have been focused on building for the future and strengthening our core operating results within a risk management framework.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Overview - For the quarter ended March 31, 2014, we reported net income of $678 thousand, or $0.15 per basic and diluted share, as compared to a net income of $98 thousand, or $0.03 per basic and diluted share, for the same period last year.  The increase in net income for the quarter ended March 31, 2014 was largely due to a decrease in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) of $1.0 million or 61.8%, which was partially offset by a decrease in gain on securities transactions of $370 thousand.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March  31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$30,767	$383	5.05%	$32,197	$397	5.00%
Taxable	70,451	217	1.25%	99,391	154	0.63%
Total securities	101,218	600	2.40%	131,588	551	1.70%
Total loans receivable (1) (4)	402,757	4,623	4.66%	349,479	4,276	4.96%
Other interest-earning assets	5,420	3	0.22%	7,976	5	0.25%
Total earning assets	509,395	$5,226	4.16%	$489,043	$4,832	4.01%

Non-interest earning assets	35,608			40,461
Allowance for loan losses	(5,650)			(5,302)
Total Assets	$539,353			524,202

Sources of Funds:
Interest bearing deposits:
NOW	$115,661	$39	0.14%	$112,318	$36	0.13%
Money market	12,573	4	0.13%	14,904	9	0.24%
Savings	146,082	75	0.21%	157,907	110	0.28%
Time	98,931	272	1.12%	103,479	383	1.50%
Total interest bearing deposits	373,247	390	0.42%	388,608	538	0.56%
Borrowed funds	46,222	348	3.05%	26,600	262	3.99%
Junior subordinated debentures	12,887	53	1.67%	12,887	54	1.70%
Total interest bearing liabilities	432,356	$791	0.74%	$428,095	$854	0.81%

Non-interest bearing liabilities:
Demand deposits	57,541			49,859
Other liabilities	2,194			5,808
Total non-interest bearing liabilities	59,735			55,667
Stockholders' equity	47,262			40,440
Total Liabilities and Stockholders' Equity	$539,353			$524,202

Net Interest Income and Margin (5)		4,435	3.53%		3,978	3.30%
Tax-equivalent basis adjustment		(129)			(135)
Net Interest Income		$4,306			$3,843

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

Net interest income on a fully tax equivalent basis increased $457 thousand, or 11.5%, to $4.4 million for the first quarter of 2014 as compared to $4.0 million for same period in 2013.  The increase in net interest income was largely due to a $20.4 million, or 4.2%, increase in average interest earning assets, principally loans receivable, which increased $53.3 million, or 15.2%, and was partially offset by a decrease in the average balance on the securities portfolio of $30.4 million, or 23.1%.  The aforementioned increase also benefited from a 23 basis point increase in the net interest margin to 3.53% for the first quarter of 2014 as compared to the same period last year. The increase in the net interest margin was mostly due to an increase in the average rate earned on interest earning assets, which increased 15 basis points to 4.16% for the first quarter of 2014 from 4.01% for the same period in 2013 and a decrease in the average rate paid on total interest bearing liabilities, which decreased 7 basis points to 0.74% for the first quarter of 2014 from 0.81% for the same period in 2013.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $394 thousand, or 8.2%, to $5.2 million for the quarter ended March 31, 2014, as compared to the same period last year.  The increase was due to higher earning asset yields, which increased 15 basis points to 4.16% for the quarter ended March 31, 2014, as compared to the same period in 2013.

Our total interest income earned on loans receivable increased $347 thousand, or 8.1%, to $4.6 million for the first quarter of 2014 as compared to the same period in 2013.  The increase was driven by an increase in average balance of loans receivable of $53.3 million, or 15.2%, for the three months ended March 31, 2014, as compared to same period last year.  The increase in interest income earned on loans receivable was partly offset by a 30 basis point decline in average yields to 4.66% for the quarter ended March 31, 2014, as compared to the same period in 2013.

Our total interest income earned on securities, on a fully taxable equivalent basis, increased $49 thousand, to $600 thousand for the quarter ended March 31, 2014, from $551 thousand for the same period in 2013.  This increase was largely due to an increase in the average rate earned on securities, which increased 70 basis points for the quarter ended March 31, 2014, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $2 thousand for the third quarter of 2014 as compared to the same period in 2013 due to a decline in average balances.  The average balances in other interest-earning assets decreased $2.6 million to $5.4 million in the first quarter of 2014 from $8.0 million during the first quarter a year earlier.

Interest Expense – Our interest expense for the three months ended March  31, 2014 decreased $63 thousand, or 7.4%, to $791 thousand from $854 thousand for the same period in 2013.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 7 basis points from 0.81% for the three months ended March 31, 2013 to 0.74% for the same period in 2014 partially offset by an increase in average balances in interest-bearing liabilities, which increased $4.3 million, or 1.0%, to $432.4 million for the first quarter of 2014 from $428.1 million for the same period in 2013.

Our interest expense on deposits declined $148 thousand, or 27.5%, for the quarter ended March 31, 2014, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 14 basis points to 0.42% for the first quarter 2014 as compared to the same period in 2013.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $689 thousand to $453 thousand for the first quarter of 2014, as compared to $1.1 million for the same period in 2013.    The decrease in the provision for loan losses for the quarter ended March 31, 2014 was largely attributed to a decrease in charge-offs related to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported a decrease in non-interest income of $294 thousand, or 15.6%, to $1.6 million for the first quarter of 2014 as compared to the same period last year.  The decrease in non-interest income was largely due to a decrease in gains on securities transactions of $370 thousand, which was partially offset by increases in insurance commissions and fees of $131 thousand, or 15.6%.

Non-Interest Expense – Our non-interest expenses decreased $110 thousand, or 2.4%, to $4.5 million for the first quarter of 2014 as compared to the same period last year.  The decrease for the first quarter of 2014 as compared to the same period in 2013 was largely due to decreases in expenses and write-downs related to foreclosed real estate of $311 thousand, which was partly offset by an increase in salaries and employee benefits expense of $183 thousand.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $298 thousand for the three months ended March 31, 2014, compared to income tax benefit of $90 thousand for the three months ended March 31, 2013.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2014 TO DECEMBER 31, 2013

Total Assets – At March 31, 2014, our total assets were $547.0 million, an increase of $13.1 million, or 2.4%, as compared to total assets of $533.9 million at December 31, 2013.  The increase in total assets was largely driven by net loans receivable growth of $20.3 million, or 5.2%, which was partially offset by declines in cash and cash equivalents of $5.4 million, or 41.0% and the securities portfolio of $2.7 million, or 2.8%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $5.4 million to $7.8 million at March  31, 2014, or 1.4% of total assets, from $13.2 million, or 2.5%, of total assets, at December 31, 2013.  The decrease was largely due to the investment of excess liquidity into loans.

Securities Portfolio – At March 31, 2014,  the securities portfolio, which includes available for sale and held to maturity securities, was  $94.1 million compared to $96.8 million at December 31, 2013. Available for sale securities were $88.3 million at March 31, 2014, compared to $90.7 million at December 31, 2013. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.8 million at March 31, 2014 compared to $6.1 million at December 31, 2013.

Net unrealized losses in the securities portfolio were $1.8 million  and $3.6 million at March 31, 2014 and December 31, 2013, respectively.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to the unaudited consolidated financial statements.

Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities have been evaluated for other-than-temporary impairment as of March 31, 2014 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Based on that evaluation, we do not intend to sell and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $3.4 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively, and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at March 31, 2014 and December 31, 2013.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $20.3 million, or 5.2%, to $412.7 million at March 31, 2014, as compared to $392.4 million at December 31, 2013.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Commercial and industrial loans	$19,635	$15,205
Construction	6,852	7,307
Commercial real estate	276,101	260,664
Residential real estate	108,889	107,992
Consumer and other	1,629	1,617
Total gross loans	$413,106	$392,785

Loan and Asset Quality – Our overall credit quality of the Company continued to improve through March 31, 2014, as our total problem assets, which is composed of foreclosed real estate, criticized assets and classified assets, declined $2.5 million, or 9.0%, to $24.7 million at March 31, 2014, from $27.1 million at December 31, 2013.

Non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $1.3 million, or 7.6%, to $15.3 million at March 31, 2014, as compared to $16.6 million at December 31, 2013.  Non-accrual loans decreased $1.3 million, or 11.3%, to $10.6 million at March 31, 2014, as compared to $11.9 million at December 31, 2013.  The top five non-accrual loan relationships total $6.5 million, or 61.2%, of total non-accrual loans and 42.2% of total NPAs at March 31, 2014.  The remaining non-accrual loans have an average loan balance of $117 thousand.  Loans past due 30 to 89 days decreased $588 thousand, or 16.0%, to $3.1 million at March 31, 2014, as compared to $3.7 million at December 31, 2013.

We continue to actively market our foreclosed real estate properties, which increased $214 thousand to $3.1 million at March 31, 2014, as compared to $2.9 million at December 31, 2013.  The increase was primarily due to the addition of $443 thousand in new foreclosed real estate properties during 2014, which was partially offset by the sale of foreclosed real estate properties of $242 thousand.  At March 31, 2014, our foreclosed real estate properties had an average value of approximately $285 thousand per property.

The allowance for loan losses was $5.4 million, or 1.3% of total loans, at March 31, 2014, compared to $5.4 million, or 1.4% of total loans, at December 31, 2013. The increase in the allowance for loan losses was largely attributed to $453 thousand in provision for loan losses, which was partly offset by $437 thousand in net charge-offs for 2014. In addition, the allowance for loan losses as a percentage of non-accrual loans improved to 51.5% at March 31, 2014 from 45.6% at December 31, 2013.

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

(Dollars in thousands)	March 31, 2014	December 31, 2013

Non-accrual loans	$10,554	$11,892
Non-accrual loans to total loans	2.56%	3.03%
Non-performing assets	$15,316	$16,569
Non-performing assets to total assets	2.80%	3.10%
Allowance for loan losses as a % of non-accrual loans	51.52%	45.59%
Allowance for loan losses to total loans	1.32%	1.38%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at March 31, 2014 were $12.2 million and at December 31, 2013 were $13.5 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $3.4 million on March 31, 2014 from $5.5 million at December 31, 2013. The principal balances on loans measured at fair value were $4.1 million and $6.0 million, net of valuation allowance of $667 thousand at March 31, 2014 and $484 thousand at December 31, 2013.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.6 million at March 31, 2014 and December 31, 2013.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2014, we had 6 loan relationships totaling $2.0 million that we deemed potential problem loans. Management is actively monitoring these loans.

Further detail of the credit quality of the loan portfolio is included in Note 4 –  Allowance for Loan Losses and Credit Quality of Financing Receivables to the unaudited consolidated financial statements.

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

At March 31, 2014, the total allowance for loan losses increased $16 thousand, or 0.30%, to $5.4 million, as compared to $5.4 million at December 31, 2013.  The components of this increase were a provision for loan losses of $453 thousand  and net charge-offs totaling $437 thousand in the first three months of 2014.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.3% at March 31, 2014 and 1.4% at December 31, 2013.

The table below presents information regarding our provision and allowance for loan losses at March 31, 2014 and 2013:

(Dollars in thousands)	March 31, 2014	March 31, 2013

Balance, beginning of period	$5,421	$4,976
Provision	453	1,142
Charge-offs	(457)	(824)
Recoveries	20	12
Balance, end of period	$5,437	$5,306

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	March 31, 2014		December 31, 2013
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$289	4.8%	$222	3.9%
Construction	315	1.6%	308	1.9%
Commercial real estate	3,687	66.8%	3,399	66.4%
Residential real estate	862	26.4%	941	27.5%
Consumer and other loans	19	0.4%	16	0.4%
Unallocated	265	-	535	-
Total	$5,437	100.0%	$5,421	100.0%

Bank-Owned Life Insurance (BOLI) –  Our BOLI carrying value amounted to $12.0 million at March 31, 2014 and $11.9 million at December 31, 2013.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2014 and December 31, 2013, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits decreased $4.5 million, or 1.0%, to $425.8 million at March 31, 2014, from $430.3 million at December 31, 2013.  The decrease in deposits was due to a decrease in interest bearing deposits of $5.4 million, or

1.44%, partially offset by an increase in non-interest bearing deposits of $896 thousand, or 1.5%, for March 31, 2014, as compared to December 31, 2013.  Our funding mix continues to improve as low cost deposits grow.

Borrowings – Borrowings consist of short term and long term advances from the FHLB and securities sold subject to repurchase agreements with the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $56.0 million and $41.0 million in borrowings, at a weighted average interest rate of 2.60% at March 31, 2014 and 3.22% at December 31, 2013.  The borrowings at March 31, 2014 consisted of $5.0 million of securities sold subject to short term repurchase agreements, $5.0 million of overnight advances, $25.0 million of fixed rate advances, $10.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2014, was 1.67%.  The capital securities are currently redeemable by Sussex Bancorp at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $48.2 million at March 31, 2014 and $46.4 million at December 31, 2013.  The increase was largely due to an increase in accumulated other comprehensive income relating to net unrealized losses on available for sale securities

LIQUIDITY AND CAPITAL RESOURCES

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2014, total deposits amounted to $425.8 million, a decrease of $4.5 million, or 1.0%, from December 31, 2013. At March 31, 2014 and December 31, 2013, advances from FHLB and subordinated debentures totaled  $68.9 million and  $53.9 million, respectively, and represented 12.6% and 10.1% of total assets, respectively.

Loan production continued to be our principal investing activity. Net loans receivable at March 31, 2014, amounted to $407.3 million, an increase of $20.3 million, or 5.2%, compared to December 31, 2013.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2014, the total of such assets amounted to $7.8 million, or 1.4%, of total assets, compared to $13.2 million, or 2.5%, of total assets at December 31, 2013. Another significant liquidity source is our available for sale securities portfolio.  At  March 31, 2014, available for sale securities amounted to $88.3 million compared to $90.7 million at December 31, 2013.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $7.3 million through its membership in the FHLB and $7.0 million at Atlantic Central Bankers Bank at March 31, 2014.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank's regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At March 31, 2014, the Bank's Tier I and Tier II capital ratios were 13.77% and 15.02%, respectively.  In addition to the risk-based guidelines, the Bank's regulators require that banks which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of March 31, 2014, the Bank had a leverage ratio of 10.49%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The Bank began reporting its consolidated capital beginning in March 2013.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2014, totaled $82.4 million and consisted of $34.8 million in commitments to grant commercial real estate, construction and land development loans, $19.3 million in home equity lines of credit, $26.8 million in other unused commitments and $1.5 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2013 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

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
STEVEN M. FUSCO
Senior Executive Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)
Date: May 15, 2014

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
101*

Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*  Filed herewith