Form 10-Q
period 2014-06-30
SUSSEX BANCORP
filed 2014-08-12
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014 there were 4,664,856  shares of common stock, no par value, outstanding.

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

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$7,985	$5,521
Interest-bearing deposits with other banks	3,126	7,725
Cash and cash equivalents	11,111	13,246

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	81,283	90,676
Securities held to maturity, at cost (fair value of $6,173 and
$6,060 at June 30, 2014 and December 31, 2013, respectively)	6,055	6,074
Federal Home Loan Bank Stock, at cost	2,960	2,705

Loans receivable, net of unearned income	428,339	392,402
Less: allowance for loan losses	5,854	5,421
Net loans receivable	422,485	386,981

Foreclosed real estate	2,854	2,926
Premises and equipment, net	7,698	6,892
Accrued interest receivable	1,698	1,642
Goodwill	2,820	2,820
Bank-owned life insurance	12,054	11,889
Other assets	6,055	7,960

Total Assets	$557,173	$533,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$67,743	$58,210
Interest bearing	376,603	372,087
Total Deposits	444,346	430,297

Long-term borrowings	46,000	41,000
Accrued interest payable and other liabilities	4,259	3,302
Junior subordinated debentures	12,887	12,887

Total Liabilities	507,492	487,486

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
4,676,039 and 4,640,296 shares issued and 4,664,856 and 4,629,113 shares
outstanding at June 30, 2014 and December 31, 2013, respectively	35,405	35,249
Treasury stock, at cost; 11,183 shares	(59)	(59)
Retained earnings	14,531	13,386
Accumulated other comprehensive loss	(196)	(2,151)

Total Stockholders' Equity	49,681	46,425

Total Liabilities and Stockholders' Equity	$557,173	$533,911

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2014	2013	2014	2013
INTEREST INCOME
Loans receivable, including fees	$4,800	$4,485	$9,423	$8,761
Securities:
Taxable	214	126	431	280
Tax-exempt	255	246	509	508
Interest bearing deposits	4	2	7	7
Total Interest Income	5,273	4,859	10,370	9,556
INTEREST EXPENSE
Deposits	415	453	805	991
Borrowings	361	273	709	535
Junior subordinated debentures	52	55	105	109
Total Interest Expense	828	781	1,619	1,635
Net Interest Income	4,445	4,078	8,751	7,921
PROVISION FOR LOAN LOSSES	400	700	853	1,842
Net Interest Income after Provision for Loan Losses	4,045	3,378	7,898	6,079
OTHER INCOME
Service fees on deposit accounts	265	271	529	557
ATM and debit card fees	185	178	352	338
Bank-owned life insurance	82	90	165	182
Insurance commissions and fees	696	647	1,669	1,489
Investment brokerage fees	37	54	68	99
Net gain on securities transactions	94	29	94	399
Other	99	94	172	184
Total Other Income	1,458	1,363	3,049	3,248
OTHER EXPENSES
Salaries and employee benefits	2,441	2,321	4,859	4,556
Occupancy, net	397	347	850	741
Data processing	432	338	812	667
Furniture and equipment	112	145	276	297
Advertising and promotion	78	95	122	135
Professional fees	211	198	364	383
Director fees	105	(13)	242	193
FDIC assessment	175	178	351	347
Insurance	72	63	148	139
Stationary and supplies	52	51	107	100
Loan collection costs	169	116	246	214
Net expenses and write-downs related to foreclosed real estate	161	597	261	1,008
Amortization of intangible assets	-	-	-	1
Other	332	253	567	486
Total Other Expenses	4,737	4,689	9,205	9,267
Income before Income Taxes	766	52	1,742	60
EXPENSE (BENEFIT) FOR INCOME TAXES	159	(82)	457	(172)
Net Income	607	134	1,285	232
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on available for sale securities arising during the period	1,636	(3,113)	3,353	(3,757)
Reclassification adjustment for net gain on securities transactions included in net income	(94)	(29)	(94)	(399)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(617)	1,258	(1,304)	1,663
Other comprehensive income (loss), net of income taxes	925	(1,884)	1,955	(2,493)
Comprehensive income (loss)	$1,532	$(1,750)	$3,240	$(2,261)

EARNINGS PER SHARE
Basic	$0.13	$0.04	$0.28	$0.07
Diluted	$0.13	$0.04	$0.28	$0.07
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2014 and 2013
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars In Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	232	-	-	232
Other comprehensive loss	-	-	-	(2,493)	-	(2,493)
Restricted stock granted	32,940	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	114	-	-	-	114

Balance June 30, 2013	3,430,813	$28,231	$12,190	$(2,137)	$(59)	$38,225

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	1,285	-	-	1,285
Other comprehensive income	-	-	-	1,955	-	1,955
Restricted stock granted	36,043	-	-	-	-	-
Restricted stock forfeited	(300)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	156	-	-	-	156
Dividends on common stock ($0.03 per share)		-	(140)	-	-	(140)

Balance June 30, 2014	4,664,856	$35,405	$14,531	$(196)	$(59)	$49,681

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$1,285	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	853	1,842
Depreciation and amortization	326	344
Net amortization of securities premiums and discounts	924	1,782
Net realized gain on sale of securities	(94)	(399)
Net realized gain on sale of foreclosed real estate	(5)	(35)
Write-downs of and provisions for foreclosed real estate	110	742
Deferred income taxes	(4)	943
Earnings on bank-owned life insurance	(165)	(182)
Compensation expense for stock options and stock awards	156	114
(Increase) decrease in assets:
Accrued interest receivable	(56)	24
Other assets	605	(961)
Decrease (increase) in accrued interest payable and other liabilities	957	(176)
Net Cash Provided by Operating Activities	4,892	4,270
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5)	(28,744)
Sales	5,033	13,029
Maturities, calls and principal repayments	6,818	23,884
Securities held to maturity:
Purchases	(577)	(573)
Maturities, calls and principal repayments	572	532
Net increase in loans	(37,072)	(32,307)
Proceeds from the sale of foreclosed real estate	682	3,656
Purchases of bank premises and equipment	(1,132)	(551)
Increase in FHLB stock	(255)	(905)
Net Cash Used in Investing Activities	(25,936)	(21,979)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	14,049	(3,154)
Increase in borrowed funds	5,000	17,500
Dividends paid, net of reinvestments	(140)	-
Net Cash Provided by Financing Activities	18,909	14,346
Net Decrease in Cash and Cash Equivalents	(2,135)	(3,363)
Cash and Cash Equivalents - Beginning	13,246	11,668
Cash and Cash Equivalents - Ending	$11,111	$8,305

Supplementary Cash Flows Information
Interest paid	$1,603	$1,694
Income taxes paid	$119	$31

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$715	$2,689

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements.  The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings.  This will result in accounting for both types of arrangements as secured borrowings on the balance sheet, rather than sales.  Additionally, the ASU introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of June 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2014
U.S. government agencies	$5,063	$-	$(74)	$4,989
State and political subdivisions	28,822	168	(745)	28,245
Mortgage-backed securities -
U.S. government-sponsored enterprises	47,346	483	(192)	47,637
Equity securities-financial services industry and other	378	51	(17)	412
	$81,609	$702	$(1,028)	$81,283

December 31, 2013
U.S. government agencies	$5,421	$8	$(49)	$5,380
State and political subdivisions	28,788	3	(2,916)	25,875
Mortgage-backed securities -
U.S. government-sponsored enterprises	59,640	272	(975)	58,937
Equity securities-financial services industry and other	412	85	(13)	484
	$94,261	$368	$(3,953)	$90,676

Securities with a carrying value of approximately $24.8 million and $37.2 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2014, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	501	498
Due after five years through ten years	2,724	2,740
Due after ten years	25,597	25,007
Total bonds and obligations	28,822	28,245
U.S. government agencies	5,063	4,989
Mortgage-backed securities:
U.S. government-sponsored enterprises	47,346	47,637
Equity securities-financial services industry and other	378	412
Total available for sale securities	$81,609	$81,283

Gross realized gains on sales of securities available for sale were $118 thousand and $29 thousand for the three months ended June 30, 2014 and 2013, respectively. Gross realized losses were $24 thousand for the three months ended June 30, 2014. There were no gross realized losses on sales of securities available for sale for the three months ended June 30, 2013.

Gross realized gains on sales of securities were $118 thousand and $407 thousand and gross losses were $24 thousand and $8 thousand for the six months ended June 30, 2014 and 2013, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2014
U.S. government agencies	$3,603	$(36)	$1,386	$(38)	$4,989	$(74)
State and political subdivisions	-	-	21,420	(745)	21,420	(745)
Mortgage-backed securities -				-
U.S. government-sponsored enterprises	3,188	(27)	13,714	(165)	16,902	(192)
Equity securities-financial services industry and other	-	-	126	(17)	126	(17)
Total temporarily impaired securities	$6,791	$(63)	$36,646	$(965)	$43,437	$(1,028)

December 31, 2013
U.S. government agencies	$3,246	$(49)	$-	$-	$3,246	$(49)
State and political subdivisions	19,610	(2,046)	6,065	(870)	25,675	(2,916)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,830	(694)	9,147	(281)	39,977	(975)
Equity securities-financial services industry and other	-	-	130	(13)	130	(13)
Total temporarily impaired securities	$53,686	$(2,789)	$15,342	$(1,164)	$69,028	$(3,953)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2014, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At June 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2014, there were three securities with a fair value of $5.0 million that had an unrealized loss that amounted to $74 thousand.  As of June 30, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at June 30, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were two securities with a fair value of $3.2 million that had an unrealized loss that amounted to $49 thousand.

State and Political Subdivisions

At June 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2014, there were 40 securities with a fair value of $21.4 million that had an unrealized loss that amounted to $745 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at June 30, 2014, were deemed to be other-than-temporarily-impaired.

At December 31, 2013, there were 52 securities with a fair value of $25.7 million that had an unrealized loss that amounted to $2.9 million.

Mortgage-Backed Securities

At June 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2014, there were 17 securities with a fair value of $16.9 million that had an unrealized loss that amounted to $192 thousand.  As of June 30, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June 30, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were 32 securities with a fair value of $40.0 million that had an unrealized loss that amounted to $975 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of common stock of entities in the financial services industry.  At June 30, 2014, there was one security with a fair value of $126 thousand that had an unrealized loss of $17 thousand.  This security has been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated the underlying bank for credit impairment based on its financial condition and performance.    Based on our evaluation and expectation that this security will recover within a reasonable period of time, we do not consider it to be other-than-temporarily impaired at June 30, 2014.

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

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of June 30, 2014 and December 31, 2013, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2014
State and political subdivisions	$6,055	$131	$(13)	$6,173

December 31, 2013
State and political subdivisions	$6,074	$78	$(92)	$6,060

The amortized cost and carrying value of securities held to maturity at June 30, 2014, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,126	$2,126
Due after one year through five years	-	-
Due after five years through ten years	1,831	1,823
Due after ten years	2,098	2,224
Total held to maturity securities	$6,055	$6,173

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2014
State and political subdivisions	$-	$-	$808	$(13)	$808	$(13)

December 31, 2013
State and political subdivisions	$2,080	$(45)	$780	$(47)	$2,860	$(92)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2014, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

At June 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2014, there were two securities with a fair value of $808 thousand that had an unrealized loss that amounted to $13 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at June 30, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were five securities with a fair value of $2.9 million that had an unrealized loss that amounted to $92 thousand.

NOTE 3 – LOANS

The composition of net loans receivable at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Commercial and industrial	$19,189	$15,205
Construction	8,923	7,307
Commercial real estate	292,620	260,664
Residential real estate	106,471	107,992
Consumer and other	1,488	1,617
	428,691	392,785
Unearned net loan origination fees	(352)	(383)
Allowance for loan losses	(5,854)	(5,421)
Net loans receivable	$422,485	$386,981

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $536 thousand and $546 thousand at June 30, 2014 and December 31, 2013, respectively. Mortgage servicing rights were immaterial at June 30, 2014 and December 31, 2013.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended June  30, 2014 and 2013:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
thousands)
Three Months Ended:
June 30, 2014
Beginning balance	$289	$315	$3,687	$862	$19	$265	$5,437
Charge-offs	(1)	-	-	1	(9)	-	(9)
Recoveries	3	-	17	3	3	-	26
Provision	(34)	39	46	(29)	-	378	400
Ending balance	$257	$354	$3,750	$837	$13	$643	$5,854

June 30, 2013
Beginning balance	$275	401	3,452	899	12	267	$5,306
Charge-offs	-	(80)	(273)	(38)	(6)	-	(397)
Recoveries	-	-	37	-	1	-	38
Provision	(26)	79	256	129	8	254	700
Ending balance	$249	$400	$3,472	$990	$15	$521	$5,647

Six Months Ended:
June 30, 2014
Beginning balance	$222	$308	$3,399	$941	$16	$535	$5,421
Charge-offs	(1)	-	(358)	(85)	(22)	-	(466)
Recoveries	15	-	21	4	6	-	46
Provision	21	46	688	(23)	13	108	853
Ending balance	$257	$354	$3,750	$837	$13	$643	$5,854

June 30, 2013
Beginning balance	$271	223	3,395	869	38	180	$4,976
Charge-offs	(6)	(122)	(1,012)	(66)	(15)	-	(1,221)
Recoveries	-	-	44	-	6	-	50
Provision	(16)	299	1,045	187	(14)	341	1,842
Ending balance	$249	$400	$3,472	$990	$15	$521	$5,647

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2014 and December 31, 2013, disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

June 30, 2014
Commercial and industrial	$257	$-	$257	$19,189	$-	$19,189
Construction	354	-	354	8,923	-	8,923
Commercial real estate	3,750	547	3,203	292,620	9,559	283,061
Residential real estate	837	88	749	106,471	2,229	104,242
Consumer and other loans	13	-	13	1,488	-	1,488
Unallocated	643	-	-	-	-	-
Total	$5,854	$635	$4,576	$428,691	$11,788	$416,903

December 31, 2013
Commercial and industrial	$222	$-	$222	$15,205	$-	$15,205
Construction	308	-	308	7,307	-	7,307
Commercial real estate	3,399	322	3,077	260,664	10,894	249,770
Residential real estate	941	163	778	107,992	2,626	105,366
Consumer and other loans	16	-	16	1,617	-	1,617
Unallocated	535	-	-	-	-	-
Total	$5,421	$485	$4,401	$392,785	$13,520	$379,265

An age analysis of loans receivable which were past due as of June 30, 2014 and December 31, 2013, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

June 30, 2014
Commercial and industrial	$62	$-	$-	$62	$19,127	$19,189	$-
Construction	-	-	-	-	8,923	8,923	-
Commercial real estate	2,396	338	8,375	11,109	281,511	292,620	-
Residential real estate	177	-	1,824	2,001	104,470	106,471	-
Consumer and other	6	-	1	7	1,481	1,488	-
Total	$2,641	$338	$10,200	$13,179	$415,512	$428,691	$-

December 31, 2013
Commercial and industrial	$13	$-	$-	$13	$15,192	$15,205	$-
Construction	-	-	-	-	7,307	7,307	-
Commercial real estate	2,139	775	9,823	12,737	247,927	260,664	123
Residential real estate	495	247	2,192	2,934	105,058	107,992	-
Consumer and other	7	1	-	8	1,609	1,617	-
Total	$2,654	$1,023	$12,015	$15,692	$377,093	$392,785	$123

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at June 30, 2014 and December 31, 2013, were:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Commercial real estate	$8,375	$9,700
Residential real estate	1,824	2,192
Consumer and other	1	-
Total	$10,200	$11,892

In determining the adequacy of the allowance for loan losses, we estimate losses based on the identification of specific problem loans through our credit review process and also estimate losses inherent in other loans on an aggregate basis by loan type.  The credit review process includes the independent evaluation of the loan officer assigned risk ratings by the Chief Credit Officer and a third party loan review company.  Such risk ratings are assigned loss component factors that reflect our loss estimate for each group of loans.  It is management’s and the Board of Directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system.  Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status and other information; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

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

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2014 and December 31, 2013:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial and industrial	$19,170	$19	$-	$-	$19,189
Construction	8,923	-	-	-	8,923
Commercial real estate	274,480	6,358	11,651	131	292,620
Residential real estate	103,963	117	2,391	-	106,471
Consumer and other	1,487	-	1	-	1,488
	$408,023	$6,494	$14,043	$131	$428,691

December 31, 2013
Commercial and industrial	$15,192	$13	$-	$-	$15,205
Construction	7,307	-	-	-	7,307
Commercial real estate	240,204	7,378	12,917	165	260,664
Residential real estate	104,383	871	2,738	-	107,992
Consumer and other	1,477	140	-	-	1,617
	$368,563	$8,402	$15,655	$165	$392,785

The following table reflects information about our impaired loans by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial real estate	$4,279	$5,141	$-	$7,394	$7,967	$-
Residential real estate	1,687	1,712	-	1,849	1,874	-

With an allowance recorded:
Commercial real estate	5,280	6,375	547	3,500	4,595	322
Residential real estate	542	542	88	777	871	163

Total:
Commercial real estate	9,559	11,516	547	10,894	12,562	322
Residential real estate	2,229	2,254	88	2,626	2,745	163
	$11,788	$13,770	$635	$13,520	$15,307	$485

The following table presents the average recorded investment and income recognized for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$-	$-	$494	$-
Commercial real estate	4,321	10	5,181	1
Residential real estate	1,683	9	1,516	-
Total impaired loans without a related allowance	6,004	19	7,191	1

With an allowance recorded:
Construction	-	-	427	-
Commercial real estate	5,298	-	6,246	32
Residential real estate	678	3	1,924	2
Total impaired loans with an allowance	5,977	3	8,597	34
Total impaired loans	$11,981	$22	$15,788	$35

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$-	$-	$993	$-
Commercial real estate	5,372	18	5,431	3
Residential real estate	1,792	29	1,519	-
Total impaired loans without a related allowance	7,164	47	7,943	3

With an allowance recorded:
Commercial and industrial	-	-	9	-
Construction	-	-	441	-
Commercial real estate	4,672	1	6,415	37
Residential real estate	747	7	1,891	5
Total impaired loans with an allowance	5,420	8	8,756	42
Total impaired loans	$12,584	$55	$16,699	$45

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

June 30, 2014
Performing	$1,184	$427	$1,611
Non-performing	2,965	225	3,190
Total	$4,149	$652	$4,801

December 31, 2013
Performing	$1,195	$433	$1,628
Non-performing	3,000	496	3,496
Total	$4,195	$929	$5,124

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2014, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three and six months ended June 30, 2014.  The following table summarizes troubled debt restructurings that occurred during the three and six months ended June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

Three Months Ended:
June 30, 2013
Commercial real estate	1	$1,736	$1,736

Six Months Ended:
June 30, 2013
Commercial real estate	2	$1,899	$1,899
Residential real estate	1	302	302

The troubled debt restructurings presented in the table above resulted in an allocation of the allowance for credit losses of $31 thousand and $63 thousand for the three and six months ended June 30, 2013.  These specific reserves are included in the allowance for credit losses for loans individually evaluated for impairment. There were no charge-offs on the troubled debt restructurings presented in the table above during the three and six months ended June 30, 2013.

There were no troubled debt restructurings that occurred during the three and six months ended June 30, 2014, therefore, no allocation for the allowance for credit losses or charge-offs were required on loans modified as troubled debt restructurings during the three and six months ended June 30, 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and six months ended June 30, 2014 and 2013.

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

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In thousands, except share and	Income	Shares	Per Share	Loss	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common shareholders	$607	4,540,318	$0.13	$134	3,293,376	$0.04
Effect of dilutive securities:
Nonvested stock awards	-	36,832		-	33,237
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$607	4,577,150	$0.13	$134	3,326,613	$0.04

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common shareholders	$1,285	4,533,451	$0.28	$232	3,288,582	$0.07
Effect of dilutive securities:
Nonvested stock awards	-	35,654		-	30,956
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$1,285	4,569,105	$0.28	$232	3,319,538	$0.07

There were 7,000 and 7,500 shares of unvested restricted stock awards and options outstanding during the three months ended June 30, 2014 and 2013, respectively, which were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  There were 36,043 and 33,340 shares of unvested restricted stock awards and options outstanding during the six months ended June 30, 2014 and 2013, respectively, which were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$1,636	$655	$981	$(3,113)	$(1,246)	$(1,867)
Reclassification adjustment for net gains on securities transactions included in net income	(94)	(38)	(56)	(29)	(12)	(17)
Total other comprehensive income (loss)	$1,542	$617	$925	$(3,142)	$(1,258)	$(1,884)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$3,353	$1,342	$2,011	$(3,757)	$(1,503)	$(2,254)
Reclassification adjustment for net gains on securities transactions included in net income	(94)	(38)	(56)	(399)	(160)	(239)
Total other comprehensive income (loss)	$3,259	$1,304	$1,955	$(4,156)	$(1,663)	$(2,493)

Reclassification adjustments for gains on securities transactions of $94 thousand for the three and six months ended June 30, 2014 and $29 thousand and $399 thousand for the three and six months ended June 30, 2013, respectively, are presented in the income statement on the line item for net gain on securities transactions.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,444	$1	$4,445	$4,078	$-	$4,078
Other income from external sources	760	698	1,458	716	647	1,363
Depreciation and amortization	157	6	163	171	2	173
Income (loss) before income taxes	724	42	766	(7)	59	52
Income tax expense (benefit) (1)	143	16	159	(105)	23	(82)
Total assets	552,065	5,108	557,173	523,885	2,872	526,757

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$8,749	$2	$8,751	$7,921	$-	$7,921
Other income from external sources	1,366	1,683	3,049	1,759	1,489	3,248
Depreciation and amortization	315	11	326	339	5	344
Income (loss) before income taxes	1,346	396	1,742	(199)	259	60
Income tax expense (benefit) (1)	299	158	457	(275)	103	(172)
Total assets	552,065	5,108	557,173	523,885	2,872	526,757

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

Information regarding our stock option plans for the six months ended June 30, 2014 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	32,749	$14.31
Options expired	(14,090)	14.67
Options outstanding, end of quarter	18,659	$14.03	0.8	-
Options exercisable, end of quarter	18,659	$14.03	0.8	-
Option price range at end of quarter	$8.99 to $16.45

Option price range for exercisable shares	$8.99 to $16.45

The summary of changes in unvested restricted stock awards for the six months ended June 30, 2014, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	125,922	$4.98
Granted	36,043	8.81
Forfeited	(300)	5.66
Vested	(44,278)	5.21
Unvested restricted stock, end of period	117,387	$6.07

Total stock based compensation related to restricted stock awards was $76 thousand and $60 thousand for the three months ended June 30, 2014 and 2013, respectively, and $156 thousand and $114 thousand for the six months ended June 30, 2014 and 2013, respectively.

At June  30, 2014, unrecognized compensation expense for non-vested restricted stock was $600 thousand, which is expected to be recognized over an average period of 2.2 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of June 30, 2014, we had $1.4 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2014, for guarantees under standby letters of credit issued is not material.

NOTE 10 –  FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sale transaction on the dates indicated.  The fair value amounts have been measured as of their respective year ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

In accordance with U.S. GAAP, we use a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the hierarchy are as follows:

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of June 30, 2014 and December 31, 2013:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2014
U.S. government agencies	$4,989	$-	$4,989	$-
State and political subdivisions	28,245	-	28,245	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	47,637	-	47,637	-
Equity securities-financial services industry and other	412	412	-	-

December 31, 2013
U.S. government agencies	$5,380	$-	$5,380	$-
State and political subdivisions	25,875	-	25,875	-
Mortgage-backed securities -		-	-	-
U.S. government-sponsored enterprises	58,937	-	58,937	-
Equity securities-financial services industry and other	484	484	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013, are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2014
Impaired loans	$3,631	$-	$-	$3,631
Foreclosed real estate	149	-	-	149

December 31, 2013
Impaired loans	$5,483	$-	$-	$5,483
Foreclosed real estate	1,008	-	-	1,008

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

June 30, 2014
Impaired loans	$3,631	Appraisal of	Appraisal	0% to -66.1%
		collateral	adjustments (1)	(-11.0%)

Foreclosed real estate	149	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2013
Impaired loans	$5,483	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	1,008	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2014 and December 31, 2013:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  At June 30, 2014 and December 31, 2013, the fair value consists of the loan balances of $3.6 million and $5.5 million, net of valuation allowance of $597 thousand and $485 thousand, respectively.

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

The fair values of our financial instruments at June 30, 2014 and December 31, 2013, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	June 30, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$11,111	$11,111	$11,111	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	81,283	81,283	412	80,871	-
Securities held to maturity	6,055	6,173	-	6,173	-
Federal Home Loan Bank stock	2,960	2,960	-	2,960	-
Loans receivable, net of allowance	422,485	418,915	-	-	418,915
Accrued interest receivable	1,698	1,698	-	1,698	-

Financial liabilities:
Non-maturity deposits	335,102	335,102	335,102	-	-
Time deposits	109,244	109,886	-	109,886	-
Borrowings	46,000	48,053	-	48,053	-
Junior subordinated debentures	12,887	8,905	-	8,905	-
Accrued interest payable	251	251	-	251	-

Quoted Prices in	Significant

			Active Markets	Other	Significant
	December 31, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$13,246	$13,246	$13,246	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	90,676	90,676	484	90,192	-
Securities held to maturity	6,074	6,060	-	6,060	-
Federal Home Loan Bank stock	2,705	2,705	-	2,705	-
Loans receivable, net of allowance	386,981	383,269	-	-	383,269
Accrued interest receivable	1,642	1,642	-	1,642	-

Financial liabilities:
Non-maturity deposits	331,350	331,350	331,350	-	-
Time deposits	98,947	99,925	-	99,925	-
Borrowings	41,000	43,149	-	43,149	-
Junior subordinated debentures	12,887	7,710	-	7,710	-
Accrued interest payable	235	235	-	235	-

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

We are a community-oriented financial institution serving northern New Jersey, northeastern Pennsylvania, New York City, New York and Orange County, New York.  While offering traditional community bank loan and deposit products and services, we obtain non-interest income through our insurance brokerage operations and the sale of non-deposit products.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2014.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Overview - For the quarter ended June 30, 2014, we reported net income of $607 thousand, or $0.13 per basic and diluted share, as compared to net income of $134 thousand, or $0.04 per basic and diluted share, for the same period last year.  The increase in net income for the quarter ended June 30, 2014 was largely due to a decrease in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) of $683 thousand or 48.3%, and increases in net interest income of $367 thousand and gain on securities transactions of $65 thousand.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$33,764	$384	4.56%	$29,579	$373	5.06%
Taxable	62,775	214	1.37%	94,286	126	0.54%
Total securities	96,539	598	2.48%	123,865	499	1.62%
Total loans receivable (1) (4)	420,506	4,800	4.58%	363,996	4,485	4.94%
Other interest-earning assets	7,368	4	0.22%	2,122	2	0.38%
Total earning assets	524,413	$5,402	4.13%	$489,983	$4,986	4.08%

Non-interest earning assets	37,675			39,409
Allowance for loan losses	(5,653)			(5,777)
Total Assets	$556,435			523,615

Sources of Funds:
Interest bearing deposits:
NOW	$115,065	$43	0.15%	$108,523	$35	0.13%
Money market	11,146	4	0.14%	13,950	6	0.17%
Savings	144,942	74	0.20%	155,156	83	0.21%
Time	108,133	294	1.09%	98,482	329	1.34%
Total interest bearing deposits	379,286	415	0.44%	376,111	453	0.48%
Borrowed funds	49,244	361	2.94%	34,549	273	3.17%
Junior subordinated debentures	12,887	52	1.62%	12,887	55	1.71%
Total interest bearing liabilities	441,417	$828	0.75%	$423,547	$781	0.74%

Non-interest bearing liabilities:
Demand deposits	63,239			58,411
Other liabilities	2,713			1,806
Total non-interest bearing liabilities	65,952			60,217
Stockholders' equity	49,066			39,851
Total Liabilities and Stockholders' Equity	$556,435			$523,615

Net Interest Income and Margin (5)		4,574	3.50%		4,205	3.44%
Tax-equivalent basis adjustment		(129)			(127)
Net Interest Income		$4,445			$4,078

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

Net interest income on a fully tax equivalent basis increased $369 thousand, or 8.8%, to $4.6 million for the second quarter of 2014 as compared to $4.2 million for same period in 2013.  The increase in net interest income was largely due to a $34.4 million, or 7.0%, increase in average interest earning assets, principally loans receivable, which increased $56.5 million, or 15.5%, and was partially offset by a decrease in the average balance on the securities portfolio of $27.3 million, or 22.1%.  The aforementioned increase also benefited from a 6 basis point increase in the net interest margin to 3.50% for the second quarter of 2014 as compared to the same period last year. The increase in the net interest margin was mostly due to an increase in the average rate received on interest earning assets, which increased 5 basis points to 4.13% for the second quarter of 2014 from 4.08% for the same period in 2013.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $416 thousand, or 8.3%, to $5.4 million for the quarter ended June 30, 2014 as compared to the same period last year.  The increase was due to higher earning asset yields, which increased 5 basis points to 4.13% for the quarter ended June 30, 2014, as compared to the same period in 2013.

Our total interest income earned on loans receivable increased $315 thousand, or 7.0%, to $4.8 million for the second quarter of 2014 as compared to the same period in 2013.  The increase was driven by an increase in average balance of loans receivable of $56.5 million, or 15.5%, for the three months ended June 30, 2014, as compared to same period last year.  The increase in interest income earned on loans receivable was partly offset by a 36 basis point decline in average yields to 4.58% for the quarter ended June 30, 2014, as compared to the same period in 2013.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $99 thousand, to $598 thousand for the quarter ended June 30, 2014, from $499 thousand for the same period in 2013.  This increase was largely due to an increase in the average rate earned on securities, which increased 86 basis points for the quarter ended June 30, 2014, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $2 thousand for the second quarter of 2014 as compared to the same period in 2013 due to an increase in average balances.  The average balances in other interest-earning assets increased $5.2 million to $7.4 million in the first quarter of 2014 from $2.1 million during the second quarter a year earlier.

Interest Expense – Our interest expense for the three months ended June 30, 2014 increased $47 thousand, or 6.0%, to $828 thousand from $781 thousand for the same period in 2013.  The improvement was principally due to higher average rates paid on total interest-bearing liabilities, which increased 1 basis points from 0.74% for the three months ended June 30, 2013 to 0.75% for the same period in 2014 combined with an increase in average balances in interest-bearing liabilities, which increased $17.9 million, or 4.2%, to $441.4 million for the second quarter of 2014 from $423.5 million for the same period in 2013.

Our interest expense on deposits declined $38 thousand, or 8.4%, for the quarter ended June 30, 2014, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 4 basis points to 0.44% for the second quarter 2014 as compared to the same period in 2013.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $300 thousand to $400 thousand for the second quarter of 2014, as compared to $700 thousand for the same period in 2013.    The decrease in the provision for loan losses for the quarter ended June 30, 2014 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $95 thousand, or 7.0%, to $1.5 million for the second quarter of 2014 as compared to the same period last year.  The increase in non-interest income was largely due to an increase in gains on securities transactions of $65 thousand and increases in insurance commissions and fees of $49 thousand, or 7.6%, which were partially offset by a decrease in investment brokerage fees of $17 thousand, or 31.5%.

Non-Interest Expense – Our non-interest expenses increased $48 thousand, or 1.0%, to $4.7 million for the second quarter of 2014 as compared to the same period last year.  The increase for the second quarter of 2014 as compared to the same period in 2013 was largely due to increases in salaries and employee benefits expense of $120 thousand, director fees of $118 thousand and data processing fees of $94 thousand, which were partially offset by decreases in expenses and write-downs related to foreclosed real estate of $436 thousand.  The increase in director fees was principally related to a deferred compensation plan that is tied to the performance of our common stock.  The increase in data processing fees was principally due to de-conversion charges related to a planned technology upgrade scheduled for the third quarter of 2014.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $159 thousand for the three months ended June 30, 2014, compared to income tax benefit of $82 thousand for the three months ended June 30, 2013.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Overview - For the six months ended June 30, 2014, we reported net income of $1.3 million, or $0.28 per basic and diluted share, as compared to net income of $232 thousand, or $0.07 per basic and diluted share, for the same period last year.  The increase in net income for the six months ended June 30, 2014 was largely due to a decrease in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) of $1.7 million or 55.6%, and an increase in net interest income of $830 thousand, which were partially offset by a decrease in gain on securities transactions of $305 thousand

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$33,747	$767	4.58%	$30,881	$766	5.00%
Taxable	65,119	431	1.33%	96,824	280	0.58%
Total securities	98,866	1,198	2.44%	127,705	1,046	1.65%
Total loans receivable (4)	411,681	9,423	4.62%	356,778	8,761	4.95%
Other interest-earning assets	6,399	7	0.22%	5,033	7	0.28%
Total earning assets	516,946	$10,628	4.15%	489,516	$9,814	4.04%

Non-interest earning assets	36,647			39,932
Allowance for loan losses	(5,651)			(5,541)
Total Assets	$547,942			$523,907

Sources of Funds:
Interest bearing deposits:
NOW	$115,361	$82	0.14%	$110,410	$71	0.13%
Money market	11,855	8	0.14%	14,424	15	0.21%
Savings	145,509	149	0.21%	156,524	194	0.25%
Time	103,557	566	1.10%	100,967	711	1.42%
Total interest bearing deposits	376,282	805	0.43%	382,325	991	0.52%
Borrowed funds	47,741	709	2.99%	30,597	535	3.53%
Junior subordinated debentures	12,887	105	1.64%	12,887	109	1.71%
Total interest bearing liabilities	436,910	$1,619	0.75%	425,809	$1,635	0.77%

Non-interest bearing liabilities:
Demand deposits	60,405			54,158
Other liabilities	2,458			3,796
Total non-interest bearing liabilities	62,863			57,954
Stockholders' equity	48,169			40,144
Total Liabilities and Stockholders' Equity	$547,942			$523,907

Net Interest Income and Margin (5)		$9,009	3.51%		$8,179	3.37%
Tax-equivalent basis adjustment		(258)			(258)
Net Interest Income		$8,751			$7,921

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

Net interest income on a fully tax equivalent basis increased $830 thousand, or 10.1%, to $9.0 million for the first six months of 2014 as compared to $8.2 million for same period in 2013.  The increase in net interest income was largely due to a $27.4 million, or 5.6%, increase in average interest earning assets, principally loans receivable, which increased $54.9 million, or 15.4%, and was partially offset by a decrease in the average balance on the securities portfolio of $28.8 million, or 22.6%.  The aforementioned increase also benefited from a 14 basis point increase in the net interest margin to 3.51% for the first six months of 2014 as compared to the same period last year. The increase in the net interest margin was mostly due to an increase in the average rate received on interest earning assets, which increased 11 basis points to 4.15% for the first six months of 2014 from 4.04% for the same period in 2013.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $814 thousand, or 8.3%, to $10.6 million for the six months ended June 30, 2014, as compared to the same period last year.  The increase was due to higher earning asset yields, which increased 11 basis points to 4.15% for the six months ended June 30, 2014, as compared to the same period in 2013.

Our total interest income earned on loans receivable increased $662 thousand, or 7.6%, to $9.4 million for the second quarter of 2014 as compared to the same period in 2013.  The increase was driven by an increase in average balance of loans receivable of $54.9 million, or 15.4%, for the six months ended June 30, 2014, as compared to same period last year.  The increase in interest income earned on loans receivable was partly offset by a 33 basis point decline in average yields to 4.62% for the six months ended June 30, 2014, as compared to the same period in 2013.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $152 thousand, to $1.2 million for the six months ended June 30, 2014, from $1.0 million for the same period in 2013.  This increase was largely due to an increase in the average rate earned on securities, which increased 79 basis points for the six months ended June 30, 2014, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets remained flat for the first six months of 2014 as compared to the same period in 2013.  The average balances in other interest-earning assets increased $1.4 million to $6.4 million in the first six months of 2014 from $5.0 million during the first six months a year earlier.

Interest Expense – Our interest expense for the six months ended June 30, 2014 decreased $16 thousand, or 1.0%, to $1.6 million from $1.6 million for the same period in 2013.  The improvement was principally due to lower average rates paid on total interest-bearing liabilities, which declined 2 basis points from 0.77% for the six months ended June 30, 2013 to 0.75% for the same period in 2014 partially offset by an increase in average balances in interest-bearing liabilities, which increased $11.1 million, or 2.6%, to $436.9 million for the first six months of 2014 from $425.8 million for the same period in 2013.

Our interest expense on deposits declined $186 thousand, or 18.8%, for the six months ended June 30, 2014, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 9 basis points to 0.43% for the first six months of 2014 as compared to the same period in 2013.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $989 thousand to $853 thousand for the first six months of 2014 as compared to $1.8 million for the same period in 2013.    The decrease in the provision for loan losses for the six months ended June 30, 2014 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported a decrease in non-interest income of $199 thousand, or 6.1%, to $3.0 million for the first six months of 2014 as compared to the same period last year.  The decrease in non-interest income was largely due to a decrease in gains on securities transactions of $305 thousand, which was partially offset by increases in insurance commissions and fees of $180 thousand, or 12.1%.

Non-Interest Expense – Our non-interest expenses decreased $62 thousand, or 0.7%, to $9.2 million for the first six months of 2014 as compared to the same period last year.  The decrease for the first six months of 2014 as compared to the same period in 2013 was largely due to a decrease in expenses and write-downs related to foreclosed real estate of $747 thousand, which was partly offset by increases in salaries and employee benefits expense of $303 thousand, data processing fees of $145 thousand and occupancy of $109 thousand  The increase in data processing fees was principally due to de-conversion charges related to a planned technology upgrade scheduled for the third quarter of 2014.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $457 thousand for the six months ended June 30, 2014, compared to income tax benefit of $172 thousand for the six months ended June 30, 2013.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2014 TO DECEMBER 31, 2013

Total Assets – At June 30, 2014, the Company’s total assets were $557.2 million, an increase of $23.3 million, or 4.4%, as compared to total assets of $533.9 million at December 31, 2013.  The increase in total assets was largely driven by net growth in total loans of $35.9 million, or 9.2%, which was partially offset by declines in the securities portfolio of $9.4 million, or 9.7%, and in cash and cash equivalents of $2.1 million, or 16.1%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $2.1 million to $11.1 million at June 30, 2014, or 2.0% of total assets, from $13.2 million, or 2.5%, of total assets, at December 31, 2013.  The decrease was largely due to the investment of excess liquidity into loans.

Securities Portfolio – At June 30, 2014, the securities portfolio, which includes available for sale and held to maturity securities, was $87.3 million compared to $96.8 million at December 31, 2013. Available for sale securities were $81.3 million at June 30, 2014, compared to $90.7 million at December 31, 2013. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $6.1 million at June 30, 2014 and December 31, 2013.

Net unrealized gains (losses) in the securities portfolio were $327 thousand and ($3.6) million at June 30, 2014 and December 31, 2013, respectively.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

Our securities in unrealized loss positions are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of June 30, 2014 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments totaled $3.0 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively, and consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at June 30, 2014 and December 31, 2013.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $35.9 million, or 9.2%, to $428.3 million at June 30, 2014, as compared to $392.4 million at December 31, 2013.  The increase in loans was primarily in the commercial real estate portfolio, which increased $32.0 million, or 12.3%, to $292.6 million at June 30, 2014, as compared to $260.7 million at December 31, 2013 and in the commercial and industrial portfolio, which increased $4.0 million, or 26.2%, to $19.2 million at June 30, 2014, as compared to $15.2 million at December 31, 2013.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Commercial and industrial loans	$19,189	$15,205
Construction	8,923	7,307
Commercial real estate	292,620	260,664
Residential real estate	106,471	107,992
Consumer and other	1,488	1,617
Total gross loans	$428,691	$392,785

Loan and Asset Quality – Our overall credit quality continued to improve through June 30, 2014, as our total problem assets, which is composed of foreclosed real estate, criticized assets and classified assets, declined $3.5 million, or 12.8%, to $23.5 million at June 30, 2014, from $27.1 million at December 31, 2013.

Non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $1.9 million, or 11.5%, to $14.7 million at June 30, 2014, as compared to $16.6 million at December 31, 2013.  Non-accrual loans decreased $1.7 million, or 14.2%, to $10.2 million at June 30, 2014, as compared to $11.9 million at December 31, 2013.  The top five non-accrual loan relationships total $6.4 million, or 63.1%, of total non-accrual loans and 43.9% of total NPAs at June 30, 2014.  The remaining non-accrual loans have an average loan balance of $111 thousand.  Loans past due 30 to 89 days decreased $698 thousand, or 19.0%, to $3.0 million at June 30, 2014, as compared to $3.7 million at December 31, 2013.

We continue to actively market our foreclosed real estate properties, which decreased $72 thousand to $2.9 million at June 30, 2014, as compared to $2.9 million at December 31, 2013.  The decrease was primarily due to the sale of foreclosed real estate properties for $683 thousand and write downs of $110 thousand, which were partially offset by additions of $715 thousand in new foreclosed real estate properties during 2014.  At June 30, 2014, our foreclosed real estate properties had an average value of approximately $317 thousand per property.

The allowance for loan losses increased $433 thousand, or 8.0% to $5.9 million, or 1.37% of total loans, at June 30, 2014, compared to $5.4 million, or 1.38% of total loans, at December 31, 2013. We recorded $853 thousand in provision for loan losses, which was partly offset by $420 thousand in net charge-offs for 2014. The allowance for loan losses as a percentage of non-accrual loans improved to 57.4% at June 30, 2014 from 45.6% at December 31, 2013.

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

(Dollars in thousands)	June 30, 2014	December 31, 2013

Non-accrual loans	$10,200	$11,892
Non-accrual loans to total loans	2.38%	3.03%
Non-performing assets	$14,665	$16,569
Non-performing assets to total assets	2.63%	3.10%
Allowance for loan losses as a % of non-accrual loans	57.39%	45.59%
Allowance for loan losses to total loans	1.37%	1.38%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at June 30, 2014 were $11.8 million and at December 31, 2013 were $13.5 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $3.6 million on June 30, 2014 from $5.5 million at December 31, 2013. The principal balances on loans measured at fair value were $4.2 million and $6.0 million, net of valuation allowance of $597 thousand at June 30, 2014 and $485 thousand at December 31, 2013.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.6 million at June 30, 2014 and December 31, 2013.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2014, we had 8 loan relationships totaling $1.4 million that we deemed potential problem loans. Management is actively monitoring these loans.

Further detail of the credit quality of the loan portfolio is included in Note 4 –  Allowance for Loan Losses and Credit Quality of Financing Receivables to our unaudited consolidated financial statements.

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

At June 30, 2014, the total allowance for loan losses increased $433 thousand, or 8.0%, to $5.9 million, as compared to $5.4 million at December 31, 2013.  The components of this increase were a provision for loan losses of $853 thousand and net charge-offs totaling $420 thousand in the first six months of 2014.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.4% at June 30, 2014 and December 31, 2013.

The table below presents information regarding our provision and allowance for loan losses for the six months ended June 30, 2014 and 2013:

(Dollars in thousands)	June 30, 2014	June 30, 2013

Balance, beginning of period	$5,421	$4,976
Provision	853	1,842
Charge-offs	(466)	(1,221)
Recoveries	46	50
Balance, end of period	$5,854	$5,647

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	June 30, 2014		December 31, 2013
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$257	4.5%	$222	3.9%
Construction	354	2.1%	308	1.9%
Commercial real estate	3,750	68.3%	3,399	66.4%
Residential real estate	837	24.8%	941	27.5%
Consumer and other loans	13	0.3%	16	0.4%
Unallocated	643	-	535	-
Total	$5,854	100.0%	$5,421	100.0%

Bank-Owned Life Insurance (BOLI) –  Our BOLI carrying value amounted to $12.1 million at June 30, 2014 and $11.9 million at December 31, 2013.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2014 and December 31, 2013, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $14.0 million, or 3.3%, to $444.3 million at June 30, 2014, from $430.3 million at December 31, 2013.  The increase in deposits was due to an increase in non-interest bearing deposits of $9.5 million, or 16.4%, and interest bearing deposits of $4.5 million, or 1.2%, for June 30, 2014, as compared to December 31, 2013.  Our funding mix continues to improve as low cost deposits grow.

Borrowings – Borrowings consist of short term and long term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $46.0 million and $41.0 million in borrowings, at a weighted average interest rate of 3.09% at June 30, 2014 and 3.22% at December 31, 2013.  The borrowings at June 30, 2014 consisted of $25.0 million of fixed rate advances, $10.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2014, was 1.67%.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $49.7 million, an increase of $3.3 million when compared to December 31, 2013.  The increase was largely due to net income for the year and an increase in accumulated other comprehensive income relating to a reduction in the net unrealized losses on available for sale securities.  At June 30, 2014, the leverage, Tier I risk-based capital and total risk-based capital ratios for the Bank were 10.31%, 13.60% and 14.85%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2014, total deposits amounted to $444.3 million, an increase of $14.0 million, or 3.3%, from December 31, 2013. At June 30, 2014 and December 31, 2013, advances from FHLB and subordinated debentures totaled $58.9 million and $53.9 million, respectively, and represented 10.6% and 10.1% of total assets, respectively.

Loan production continued to be our principal investing activity. Net loans receivable at June 30, 2014, amounted to $422.5 million, an increase of $35.5 million, or 9.2%, compared to December 31, 2013.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2014, the total of such assets amounted to $11.1 million, or 2.0%, of total assets, compared to $13.2 million, or 2.5%, of total assets at December 31, 2013. Another significant liquidity source is our available for sale securities portfolio.  At June 30, 2014, available for sale securities amounted to $81.3 million compared to $90.7 million at December 31, 2013.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $5.4 million through its membership in the FHLB and $10.0 million at Atlantic Central Bankers Bank at June 30, 2014.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank’s regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At June 30, 2014, the Bank’s Tier I and Tier II capital ratios were 13.60% and 14.85%, respectively.  In addition to the risk-

based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of June 30, 2014, the Bank had a leverage ratio of 10.31%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Board of Governors of the Federal Reserve System also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under Federal Reserve reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The Bank began reporting its consolidated capital in March 2013.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2014, totaled $66.2 million and consisted of $18.9 million in commitments to grant commercial real estate, construction and land development loans, $22.2 million in home equity lines of credit, $23.6 million in other unused commitments and $1.4 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 4  - Mine Safety Disclosures

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
STEVEN M. FUSCO
Senior Executive Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)
Date: August 12, 2014

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*  Filed herewith