Form 10-Q
period 2014-09-30
SUSSEX BANCORP
filed 2014-11-13
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ________

Commission File Number 0-29030

SUSSEX BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-3475473

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Enterprise Drive, Suite 700, Rockaway, NJ	07866
(Address of principal executive offices)	(Zip Code)

(844)  256-7328

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

As of November 6, 2014 there were 4,664,506  shares of common stock, no par value, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$2,668	$5,521
Interest-bearing deposits with other banks	12,703	7,725
Cash and cash equivalents	15,371	13,246

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	71,677	90,676
Securities held to maturity, at cost (fair value of $5,254 and
$6,060 at September 30, 2014 and December 31, 2013, respectively)	5,106	6,074
Federal Home Loan Bank Stock, at cost	2,747	2,705

Loans receivable, net of unearned income	442,731	392,402
Less: allowance for loan losses	5,709	5,421
Net loans receivable	437,022	386,981

Foreclosed real estate	2,854	2,926
Premises and equipment, net	8,616	6,892
Accrued interest receivable	1,749	1,642
Goodwill	2,820	2,820
Bank-owned life insurance	12,132	11,889
Other assets	7,839	7,960

Total Assets	$568,033	$533,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$72,620	$58,210
Interest bearing	381,921	372,087
Total deposits	454,541	430,297

Long-term borrowings	46,000	41,000
Accrued interest payable and other liabilities	4,189	3,302
Junior subordinated debentures	12,887	12,887

Total Liabilities	517,617	487,486

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
4,675,689 and 4,640,296 shares issued and 4,664,506 and 4,629,113 shares
outstanding at September 30, 2014 and December 31, 2013, respectively	35,479	35,249
Treasury stock, at cost, 11,183 shares	(59)	(59)
Retained earnings	14,983	13,386
Accumulated other comprehensive income (loss)	13	(2,151)

Total Stockholders' Equity	50,416	46,425

Total Liabilities and Stockholders' Equity	$568,033	$533,911

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2014	2013	2014	2013
INTEREST INCOME
Loans receivable, including fees	$4,940	$4,599	$14,363	$13,360
Securities:
Taxable	208	130	639	410
Tax-exempt	231	254	740	762
Interest bearing deposits	4	2	11	9
Total Interest Income	5,383	4,985	15,753	14,541
INTEREST EXPENSE
Deposits	424	419	1,229	1,410
Borrowings	363	293	1,072	828
Junior subordinated debentures	54	54	159	163
Total Interest Expense	841	766	2,460	2,401
Net Interest Income	4,542	4,219	13,293	12,140
PROVISION FOR LOAN LOSSES	378	500	1,231	2,342
Net Interest Income after Provision for Loan Losses	4,164	3,719	12,062	9,798
OTHER INCOME
Service fees on deposit accounts	255	283	784	840
ATM and debit card fees	182	181	534	519
Bank-owned life insurance	78	85	243	267
Insurance commissions and fees	741	756	2,410	2,245
Investment brokerage fees	11	37	79	136
Net gain on sales of securities	164	-	258	399
Other	70	92	242	276
Total Other Income	1,501	1,434	4,550	4,682
OTHER EXPENSES
Salaries and employee benefits	2,631	2,387	7,490	6,943
Occupancy, net	375	342	1,225	1,083
Data processing	549	341	1,361	1,008
Furniture and equipment	184	137	460	434
Advertising and promotion	89	63	211	198
Professional fees	153	153	517	536
Director fees	137	106	379	299
FDIC assessment	183	176	534	523
Insurance	70	65	218	204
Stationary and supplies	64	43	171	143
Loan collection costs	53	37	299	251
Net expenses and write-downs related to foreclosed real estate	12	317	273	1,325
Amortization of intangible assets	-	-	-	1
Other	359	268	926	754
Total Other Expenses	4,859	4,435	14,064	13,702
Income before Income Taxes	806	718	2,548	778
EXPENSE (BENEFIT) FOR INCOME TAXES	214	143	671	(29)
Net Income	592	575	1,877	807
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on available for sale securities arising during the period	511	430	3,864	(3,327)
Reclassification adjustment for net gain on securities transactions included in net income	(164)	-	(258)	(399)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(138)	(173)	(1,442)	1,490
Other comprehensive income (loss), net of income taxes	209	257	2,164	(2,236)
Comprehensive income (loss)	$801	$832	$4,041	$(1,429)

EARNINGS PER SHARE
Basic	$0.13	$0.14	$0.41	$0.23
Diluted	$0.13	$0.14	$0.41	$0.23
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	807	-	-	807
Other comprehensive loss	-	-	-	(2,236)	-	(2,236)
Restricted stock granted	32,940	-	-	-	-	-
Stock issued in rights offering	1,198,300	6,896	-	-	-	6,896
Compensation expense related to stock
option and restricted stock grants	-	174	-	-	-	174

Balance September 30, 2013	4,629,113	$35,187	$12,765	$(1,880)	$(59)	$46,013

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	1,877	-	-	1,877
Other comprehensive income	-	-	-	2,164	-	2,164
Restricted stock granted	36,043	-	-	-	-	-
Restricted stock forfeited	(650)	-	-	-	-	-
Compensation expense related to stock
option and restricted stock grants	-	230	-	-	-	230
Dividends on common stock ($0.03 per share)		-	(280)	-	-	(280)

Balance September 30, 2014	4,664,506	$35,479	$14,983	$13	$(59)	$50,416

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$1,877	$807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,231	2,342
Depreciation and amortization	508	510
Net amortization of securities premiums and discounts	1,313	2,496
Net realized gain on sale of securities	(258)	(399)
Net realized gain on sale of foreclosed real estate	(8)	(50)
Write-downs of and provisions for foreclosed real estate	110	995
Deferred income taxes	(919)	648
Earnings on bank-owned life insurance	(243)	(267)
Compensation expense for stock options and stock awards	230	174
(Increase) decrease in assets:
Accrued interest receivable	(107)	46
Other assets	(402)	(142)
Decrease (increase) in accrued interest payable and other liabilities	887	(27)
Net Cash Provided by Operating Activities	4,219	7,133
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(1,160)	(28,745)
Sales	13,261	13,029
Maturities, calls and principal repayments	9,484	33,431
Securities held to maturity:
Purchases	(1,450)	(1,860)
Maturities, calls and principal repayments	2,383	1,222
Net increase in loans	(51,987)	(49,080)
Proceeds from the sale of foreclosed real estate	685	3,897
Purchases of bank premises and equipment	(2,232)	(589)
Increase in Federal Home Loan Bank stock	(42)	(500)
Net Cash Used in Investing Activities	(31,058)	(29,195)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	24,244	4,538
Increase in borrowed funds	5,000	10,000
Dividends paid, net of reinvestments	(280)	6,896
Net Cash Provided by Financing Activities	28,964	21,434
Net Increase (Decrease) in Cash and Cash Equivalents	2,125	(628)
Cash and Cash Equivalents - Beginning	13,246	11,668
Cash and Cash Equivalents - Ending	$15,371	$11,040

Supplementary Cash Flows Information
Interest paid	$2,430	$2,468
Income taxes paid	$779	$33

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$715	$2,853

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us” or “our”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates ten banking offices, eight located in Sussex County, New Jersey,  one located in Warren County, New Jersey and one in Orange County, New York.

Sussex Bancorp is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.  The operations of Sussex Bancorp and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014, for items that should potentially be recognized or disclosed in these unaudited consolidated financial statements.  The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of September 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2014
U.S. government agencies	$4,973	$-	$(54)	$4,919
State and political subdivisions	21,900	109	(289)	21,720
Mortgage-backed securities -
U.S. government-sponsored enterprises	44,402	471	(215)	44,658
Equity securities-financial services industry and other	381	19	(20)	380
	$71,656	$599	$(578)	$71,677

December 31, 2013
U.S. government agencies	$5,421	$8	$(49)	$5,380
State and political subdivisions	28,788	3	(2,916)	25,875
Mortgage-backed securities -
U.S. government-sponsored enterprises	59,640	272	(975)	58,937
Equity securities-financial services industry and other	412	85	(13)	484
	$94,261	$368	$(3,953)	$90,676

Securities with a carrying value of approximately $29.2 million and $37.2 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2014 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	501	498
Due after five years through ten years	1,948	1,947
Due after ten years	19,451	19,275
Total bonds and obligations	21,900	21,720
U.S. government agencies	4,973	4,919
Mortgage-backed securities:
U.S. government-sponsored enterprises	44,402	44,658
Equity securities-financial services industry and other	381	380
Total available for sale securities	$71,656	$71,677

Gross realized gains on sales of securities available for sale were $242 thousand and gross realized losses were $78 thousand for the three months ended September 30, 2014. There were no sales of securities available for sale for the three months ended September 30, 2013.

Gross realized gains on sales of securities were $360 thousand and $407 thousand and gross losses were $102 thousand and $8 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2014
U.S. government agencies	$1,999	$(4)	$2,920	$(50)	$4,919	$(54)
State and political subdivisions	2,010	(18)	12,756	(271)	14,766	(289)
Mortgage-backed securities -
U.S. government-sponsored enterprises	4,672	(42)	11,620	(173)	16,292	(215)
Equity securities-financial services industry and other	-	-	124	(20)	124	(20)
Total temporarily impaired securities	$8,681	$(64)	$27,420	$(514)	$36,101	$(578)

December 31, 2013
U.S. government agencies	$3,246	$(49)	$-	$-	$3,246	$(49)
State and political subdivisions	19,610	(2,046)	6,065	(870)	25,675	(2,916)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,830	(694)	9,147	(281)	39,977	(975)
Equity securities-financial services industry and other	-	-	130	(13)	130	(13)
Total temporarily impaired securities	$53,686	$(2,789)	$15,342	$(1,164)	$69,028	$(3,953)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2014, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At September 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2014, there were three securities with a fair value of $4.9 million that had an unrealized loss that amounted to $54 thousand.  As of September 30, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at September 30, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were two securities with a fair value of $3.2 million that had an unrealized loss that amounted to $49 thousand.

State and Political Subdivisions

At September 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2014, there were 25 securities with a fair value of $14.8 million that had an unrealized loss that amounted to $289 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at September 30, 2014, were deemed to be other-than-temporarily-impaired.

At December 31, 2013, there were 52 securities with a fair value of $25.7 million that had an unrealized loss that amounted to $2.9 million.

Mortgage-Backed Securities

At September 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2014, there were 14 securities with a fair value of $16.3 million that had an unrealized loss that amounted to $215 thousand.  As of September 30, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September 30, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were 32 securities with a fair value of $40.0 million that had an unrealized loss that amounted to $975 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of common stock of entities in the financial services industry.  At September 30, 2014, there was one security with a fair value of $124 thousand that had an unrealized loss of $20 thousand.  This security has been adversely impacted by the effects of the current economic environment on the financial services industry.  We evaluated the underlying bank for credit impairment based on its financial condition and performance.    Based on our evaluation and expectation that this security will recover within a reasonable period of time, we do not consider it to be other-than-temporarily impaired at September 30, 2014.

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

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of September 30, 2014 and December 31, 2013, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2014
State and political subdivisions	$5,106	$157	$(9)	$5,254

December 31, 2013
State and political subdivisions	$6,074	$78	$(92)	$6,060

The amortized cost and carrying value of securities held to maturity at September 30, 2014 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,189	$1,189
Due after one year through five years	-	-
Due after five years through ten years	1,822	1,815
Due after ten years	2,095	2,250
Total held to maturity securities	$5,106	$5,254

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2014
State and political subdivisions	$-	$-	$809	$(9)	$809	$(9)

December 31, 2013
State and political subdivisions	$2,080	$(45)	$780	$(47)	$2,860	$(92)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2014, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

At September 30, 2014 and December 31, 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2014, there were two securities with a fair value of $809 thousand that had an unrealized loss that amounted to $9 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2014,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at September 30, 2014 were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were five securities with a fair value of $2.9 million that had an unrealized loss that amounted to $92 thousand.

NOTE 3 – LOANS

The composition of net loans receivable at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial	$18,259	$15,205
Construction	10,058	7,307
Commercial real estate	305,800	260,664
Residential real estate	107,198	107,992
Consumer and other	1,855	1,617
	443,170	392,785
Unearned net loan origination fees	(439)	(383)
Allowance for loan losses	(5,709)	(5,421)
Net loans receivable	$437,022	$386,981

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $530 thousand and $546 thousand at September 30, 2014 and December 31, 2013, respectively. Mortgage servicing rights were immaterial at September 30, 2014 and December 31, 2013.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September  30, 2014 and 2013:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
Three Months Ended:
September 30, 2014
Beginning balance	$257	$354	$3,750	$837	$13	$643	$5,854
Charge-offs	-	-	(495)	(33)	(9)	-	(537)
Recoveries	1	-	10	1	2	-	14
Provision	18	(53)	134	14	20	245	378
Ending balance	$276	$301	$3,399	$819	$26	$888	$5,709

September 30, 2013
Beginning balance	$249	400	3,472	990	15	521	$5,647
Charge-offs	-	(19)	(747)	(89)	(7)	-	(862)
Recoveries	-	-	343	24	3	-	370
Provision	(10)	16	358	(58)	4	190	500
Ending balance	$239	$397	$3,426	$867	$15	$711	$5,655

Nine Months Ended:
September 30, 2014
Beginning balance	$222	$308	$3,399	$941	$16	$535	$5,421
Charge-offs	(1)	-	(853)	(118)	(31)	-	(1,003)
Recoveries	16	-	31	5	8	-	60
Provision	39	(7)	822	(9)	33	353	1,231
Ending balance	$276	$301	$3,399	$819	$26	$888	$5,709

September 30, 2013
Beginning balance	$271	223	3,395	869	38	180	$4,976
Charge-offs	(6)	(141)	(1,759)	(155)	(22)	-	(2,083)
Recoveries	-	-	387	24	9	-	420
Provision	(26)	315	1,403	129	(10)	531	2,342
Ending balance	$239	$397	$3,426	$867	$15	$711	$5,655

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2014 and December 31, 2013 disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

September 30, 2014
Commercial and industrial	$276	$17	$259	$18,259	$60	$18,199
Construction	301	-	301	10,058	-	10,058
Commercial real estate	3,399	170	3,229	305,800	7,220	298,580
Residential real estate	819	82	737	107,198	2,377	104,821
Consumer and other loans	26	1	25	1,855	1	1,854
Unallocated	888	-	-	-	-	-
Total	$5,709	$270	$4,551	$443,170	$9,658	$433,512

December 31, 2013
Commercial and industrial	$222	$-	$222	$15,205	$-	$15,205
Construction	308	-	308	7,307	-	7,307
Commercial real estate	3,399	322	3,077	260,664	10,894	249,770
Residential real estate	941	163	778	107,992	2,626	105,366
Consumer and other loans	16	-	16	1,617	-	1,617
Unallocated	535	-	-	-	-	-
Total	$5,421	$485	$4,401	$392,785	$13,520	$379,265

An age analysis of loans receivable, which were past due as of September 30, 2014 and December 31, 2013, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

September 30, 2014
Commercial and industrial	$-	$-	$60	$60	$18,199	$18,259	$-
Construction	1,354	-	-	1,354	8,704	10,058	-
Commercial real estate	297	356	6,042	6,695	299,105	305,800	-
Residential real estate	783	60	1,953	2,796	104,402	107,198	-
Consumer and other	5	-	34	39	1,816	1,855	33
Total	$2,439	$416	$8,089	$10,944	$432,226	$443,170	$33

December 31, 2013
Commercial and industrial	$13	$-	$-	$13	$15,192	$15,205	$-
Construction	-	-	-	-	7,307	7,307	-
Commercial real estate	2,139	775	9,823	12,737	247,927	260,664	123
Residential real estate	495	247	2,192	2,934	105,058	107,992	-
Consumer and other	7	1	-	8	1,609	1,617	-
Total	$2,654	$1,023	$12,015	$15,692	$377,093	$392,785	$123

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at September 30, 2014 and December 31, 2013 were:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial	$60	$-
Commercial real estate	6,042	9,700
Residential real estate	1,953	2,192
Consumer and other	1	-
Total	$8,056	$11,892

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

Our risk-rating system is consistent with the classification system used by regulatory agencies and with industry practices. Loan classifications of Substandard, Doubtful or Loss are consistent with the regulatory definitions of classified assets.  The classification system is as follows:

•

Pass: This category represents loans performing to contractual terms and conditions and the primary source of repayment is adequate to meet the obligation.  We have five categories within the Pass classification depending on strength of repayment sources, collateral values and financial condition of the borrower.

•

Special Mention:  This category represents loans performing to contractual terms and conditions; however the primary source of repayment or the borrower is exhibiting some deterioration or weaknesses in financial condition that could potentially threaten the borrowers’ future ability to repay our loan principal and interest or fees due.

•

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

•

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2014 and December 31, 2013:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial and industrial	$18,183	$16	$60	$-	$18,259
Construction	10,058	-	-	-	10,058
Commercial real estate	290,785	6,953	8,062	-	305,800
Residential real estate	104,150	471	2,577	-	107,198
Consumer and other	1,716	138	1	-	1,855
	$424,892	$7,578	$10,700	$-	$443,170

December 31, 2013
Commercial and industrial	$15,192	$13	$-	$-	$15,205
Construction	7,307	-	-	-	7,307
Commercial real estate	240,204	7,378	12,917	165	260,664
Residential real estate	104,383	871	2,738	-	107,992
Consumer and other	1,477	140	-	-	1,617
	$368,563	$8,402	$15,655	$165	$392,785

The following table reflects information about our impaired loans by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial real estate	$3,882	$4,520	$-	$7,394	$7,967	$-
Residential real estate	1,949	1,981	-	1,849	1,874	-

With an allowance recorded:
Commercial and industrial	60	60	17	-	-	-
Commercial real estate	3,338	3,881	170	3,500	4,595	322
Residential real estate	428	432	82	777	871	163
Consumer and other	1	1	1	-	-	-

Total:
Commercial and industrial	60	60	17	-	-	-
Commercial real estate	7,220	8,401	170	10,894	12,562	322
Residential real estate	2,377	2,413	82	2,626	2,745	163
Consumer and other	1	1	1	-	-	-
	$9,658	$10,875	$270	$13,520	$15,307	$485

The following table presents the average recorded investment and income recognized for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$4,080	$4	$8,386	$11
Residential real estate	1,818	5	2,261	22
Total impaired loans without a related allowance	5,898	9	10,647	33

With an allowance recorded:
Commercial and industrial	30	1	-	-
Construction	-	-	328	-
Commercial real estate	4,309	29	2,764	-
Residential real estate	485	-	887	-
Consumer and other	1	-	-	-
Total impaired loans with an allowance	4,825	30	3,979	-
Total impaired loans	$10,723	$39	$14,626	$33

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction	$-	$-	$329	$-
Commercial real estate	4,999	22	8,334	51
Residential real estate	1,831	34	2,288	24
Total impaired loans without a related allowance	6,830	56	10,951	75

With an allowance recorded:
Commercial and industrial	15	1	-	-
Construction	-	-	374	-
Commercial real estate	4,339	30	2,927	-
Residential real estate	667	7	946	3
Consumer and other	1	-	-	-
Total impaired loans with an allowance	5,022	38	4,247	3
Total impaired loans	$11,852	$94	$15,198	$78

We recognize income on impaired loans by recording all payments as a reduction of principal on such loans.

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

September 30, 2014
Performing	$1,177	$424	$1,601
Non-performing	2,828	224	3,052
Total	$4,005	$648	$4,653

December 31, 2013
Performing	$1,195	$433	$1,628
Non-performing	3,000	496	3,496
Total	$4,195	$929	$5,124

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2014, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three and nine months ended September 30, 2014.  The following table summarizes troubled debt restructurings that occurred during the three and nine months ended September 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

Three Months Ended:
September 30, 2013
Commercial real estate	1	$1,201	$1,201

Nine Months Ended:
September 30, 2013
Commercial real estate	3	$3,100	$3,100
Residential real estate	1	302	302

The troubled debt restructurings presented in the table above resulted in an allocation of the allowance for credit losses of $49 thousand and $112 thousand for the three and nine months ended September 30, 2013.  These specific reserves are included in the allowance for credit losses for loans individually evaluated for impairment. There were $200 thousand in charge-offs on the troubled debt restructurings presented in the table above during the three and nine months ended September 30, 2013.

There were no troubled debt restructurings that occurred during the three and nine months ended September 30, 2014, therefore, no allocation for the allowance for credit losses or charge-offs were required on loans modified as troubled debt restructurings during the three and nine months ended September 30, 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and nine months ended September 30, 2014 and 2013.

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

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common shareholders	$592	4,548,293	$0.13	$575	4,031,022	$0.14
Effect of dilutive securities:
Nonvested stock awards	-	40,492		-	35,887
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$592	4,588,785	$0.13	$575	4,066,909	$0.14

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common shareholders	$1,877	4,538,456	$0.41	$807	3,538,770	$0.23
Effect of dilutive securities:
Nonvested stock awards	-	36,207		-	31,393
Diluted earnings per share:
Net income applicable to common shareholders and assumed conversions	$1,877	4,574,663	$0.41	$807	3,570,163	$0.23

There were no shares and 400 shares of unvested restricted stock awards and options outstanding during the three months ended September 30,  2014 and 2013, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  There were 9,381 and 7,500 shares of unvested restricted stock awards and options outstanding during the nine months ended September 30, 2014 and 2013, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income:
Unrealized gains on available for sale securities	$511	$204	$307	$430	$173	$257
Reclassification adjustment for net gains on securities transactions included in net income	(164)	(66)	(98)	-	-	-
Total other comprehensive income	$347	$138	$209	$430	$173	$257

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$3,864	$1,545	$2,319	$(3,327)	$(1,330)	$(1,997)
Reclassification adjustment for net gains on securities transactions included in net income	(258)	(103)	(155)	(399)	(160)	(239)
Total other comprehensive income (loss)	$3,606	$1,442	$2,164	$(3,726)	$(1,490)	$(2,236)

Reclassification adjustments for gains on securities transactions of $164 thousand and $258 thousand for the three and nine months ended September 30, 2014 and $399 thousand for the nine months ended September 30, 2013, respectively, are presented in the income statement on the line item for net gain on securities transactions.  There were no reclassification adjustments for gains on securities transactions for the three months ended September 30, 2013 presented in the income statement.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$4,542	$-	$4,542	$4,219	$-	$4,219
Other income from external sources	755	746	1,501	678	756	1,434
Depreciation and amortization	177	5	182	162	4	166
Income before income taxes	776	30	806	588	130	718
Income tax expense (1)	202	12	214	91	52	143
Total assets	563,612	4,421	568,033	531,730	3,156	534,886

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total

Net interest income from external sources	$13,291	$2	$13,293	$12,140	$-	$12,140
Other income from external sources	2,121	2,429	4,550	2,437	2,245	4,682
Depreciation and amortization	492	16	508	502	8	510
Income before income taxes	2,122	426	2,548	389	389	778
Income tax expense (benefit) (1)	501	170	671	(185)	156	(29)
Total assets	563,612	4,421	568,033	531,730	3,156	534,886

(1) Insurance Services calculated at statutory tax rate of 40%

NOTE 8 –  STOCK-BASED COMPENSATION

We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors.  Under the terms of these plans we may grant restricted shares and stock options for the purchase of our common stock.  The stock-based compensation is granted under terms determined by our Compensation Committee.  Our standard stock option grants have a maximum term of 10 years, generally vest over periods ranging between one and four years, and are granted with an exercise price equal to the fair market value of the common stock on the date of grant.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests over periods of two to seven years.  All dividends paid on restricted stock, whether vested or unvested, are paid to the shareholder.

Information regarding our stock option plans for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	32,749	$14.31
Options expired	(14,090)	14.67
Options outstanding, end of quarter	18,659	$14.03	0.5	-
Options exercisable, end of quarter	18,659	$14.03	0.5	-
Option price range at end of quarter	$12.63 to $16.45
Option price range for exercisable shares	$12.63 to $16.45

The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2014, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	125,922	$4.98
Granted	36,043	8.81
Forfeited	(650)	6.61
Vested	(46,370)	5.21
Unvested restricted stock, end of period	114,945	$6.08

Total stock based compensation related to restricted stock awards was $74 thousand and $60 thousand for the three months ended September 30, 2014 and 2013, respectively, and $230 thousand and $174 thousand for the nine months ended September 30, 2014 and 2013, respectively.

At September  30, 2014, unrecognized compensation expense for non-vested restricted stock was $519 thousand, which is expected to be recognized over an average period of 2.0 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of September 30, 2014, we had $1.3 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2014, for guarantees under standby letters of credit issued is not material.

NOTE 10 –  FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sale transaction on the dates indicated.  The fair value amounts have been measured as of their respective period ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

In accordance with U.S. GAAP, we use a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by the hierarchy are as follows:

•	Level I - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

•

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these asset and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

•

Level III - Assets and liabilities that have little to no pricing observability as of reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of September 30, 2014 and December 31, 2013:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2014
U.S. government agencies	$4,919	$-	$4,919	$-
State and political subdivisions	21,720	-	21,720	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	44,658	-	44,658	-
Equity securities-financial services industry and other	380	380	-	-

December 31, 2013
U.S. government agencies	$5,380	$-	$5,380	$-
State and political subdivisions	25,875	-	25,875	-
Mortgage-backed securities -		-	-	-
U.S. government-sponsored enterprises	58,937	-	58,937	-
Equity securities-financial services industry and other	484	484	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2014
Impaired loans	$2,797	$-	$-	$2,797
Foreclosed real estate	149	-	-	149

December 31, 2013
Impaired loans	$5,483	$-	$-	$5,483
Foreclosed real estate	1,008	-	-	1,008

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

September 30, 2014
Impaired loans	$2,797	Appraisal of	Appraisal	0% to -65.7%
		collateral	adjustments (1)	(-6.8%)

Foreclosed real estate	149	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2013
Impaired loans	$5,483	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	1,008	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2014 and December 31, 2013:

Cash and Cash Equivalents (Carried at Cost): The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

Deposits (Carried at Cost): Fair value for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  We generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled  $2.8 million and $5.5 million at September 30, 2014 and December 31, 2013, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2014 and December 31, 2013, respectively.

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

The fair values of our financial instruments at September 30, 2014 and December 31, 2013, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	September 30, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$15,371	$15,371	$15,371	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	71,677	71,677	380	71,297	-
Securities held to maturity	5,106	5,254	-	5,254	-
Federal Home Loan Bank stock	2,747	2,747	-	2,747	-
Loans receivable, net of allowance	437,022	433,184	-	-	433,184
Accrued interest receivable	1,749	1,749	-	1,749	-

Financial liabilities:
Non-maturity deposits	346,800	346,800	346,800	-	-
Time deposits	107,741	108,212	-	108,212	-
Borrowings	46,000	47,682	-	47,682	-
Junior subordinated debentures	12,887	9,056	-	9,056	-
Accrued interest payable	265	265	-	265	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$13,246	$13,246	$13,246	$-	$-
Time deposits with other banks	100	100	100	-	-
Securities available for sale	90,676	90,676	484	90,192	-
Securities held to maturity	6,074	6,060	-	6,060	-
Federal Home Loan Bank stock	2,705	2,705	-	2,705	-
Loans receivable, net of allowance	386,981	383,269	-	-	383,269
Accrued interest receivable	1,642	1,642	-	1,642	-

Financial liabilities:
Non-maturity deposits	331,350	331,350	331,350	-	-
Time deposits	98,947	99,925	-	99,925	-
Borrowings	41,000	43,149	-	43,149	-
Junior subordinated debentures	12,887	7,710	-	7,710	-
Accrued interest payable	235	235	-	235	-

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Overview -  For the quarter ended September 30, 2014, we reported net income of $592 thousand, or $0.13 per basic and diluted share, as compared to net income of $575 thousand, or $0.14 per basic and diluted share, for the same period last year.  The increase in net income for the quarter ended September 30, 2014 was primarily due to increases in net interest income of $323 thousand and gain on securities transactions of $164 thousand.  These increases were partially offset by an increase in non-interest expenses of $424 thousand, which was largely attributed to de-conversion and technology upgrade costs that occurred during the third quarter of 2014.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$31,047	$347	4.43%	$30,413	$382	4.98%
Taxable	55,260	208	1.49%	81,765	130	0.63%
Total securities	86,307	555	2.55%	112,178	512	1.81%
Total loans receivable (1) (4)	436,395	4,940	4.49%	383,690	4,599	4.76%
Other interest-earning assets	10,249	4	0.15%	5,807	2	0.14%
Total earning assets	532,951	$5,499	4.09%	$501,675	$5,113	4.04%

Non-interest earning assets	36,948			35,011
Allowance for loan losses	(5,748)			(6,019)
Total Assets	$564,151			530,667

Sources of Funds:
Interest bearing deposits:
NOW	$120,200	$49	0.16%	$114,972	$38	0.13%
Money market	9,371	4	0.17%	15,044	8	0.21%
Savings	144,274	75	0.21%	152,168	80	0.21%
Time	108,241	296	1.08%	96,396	293	1.21%
Total interest bearing deposits	382,086	424	0.44%	378,580	419	0.44%
Borrowed funds	46,378	363	3.11%	36,598	293	3.18%
Junior subordinated debentures	12,887	54	1.66%	12,887	54	1.66%
Total interest bearing liabilities	441,351	$841	0.76%	$428,065	$766	0.71%

Non-interest bearing liabilities:
Demand deposits	67,910			58,591
Other liabilities	4,512			1,405
Total non-interest bearing liabilities	72,422			59,996
Stockholders' equity	50,378			42,606
Total Liabilities and Stockholders' Equity	$564,151			$530,667

Net Interest Income and Margin (5)		4,658	3.47%		4,347	3.44%
Tax-equivalent basis adjustment		(116)			(128)
Net Interest Income		$4,542			$4,219

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full tax equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4) Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

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

Net interest income on a fully tax equivalent basis increased $311 thousand, or 7.2%, to $4.7 million for the third quarter of 2014, as compared to $4.3 million for the same period in 2013.  The increase in net interest income was largely due to a $31.3 million, or 6.2%, increase in average interest earning assets, principally loans receivable, which increased $52.7 million, or 13.7%, and was partially offset by a decrease in the average balance on the securities portfolio of $25.9 million, or 23.1%.  The aforementioned increase also benefited from a 3 basis point increase in the net interest margin to 3.47% for the third quarter of 2014, as compared to the same period last year. The increase in the net interest margin was mostly due to an improvement in asset mix, which resulted in an increase in the average rate paid on interest earning assets of 5 basis points to 4.09% for the third quarter of 2014 from 4.04% for the same period in 2013.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $386 thousand, or 7.5%, to $5.5 million for the quarter ended September 30, 2014, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $31.3 million for the quarter ended September 30, 2014, as compared to the same period in 2013.

Our total interest income earned on loans receivable increased $341 thousand, or 7.4%, to $4.9 million for the third quarter of 2014, as compared to the same period in 2013.  The increase was driven by an increase in average balance of loans receivable of $52.7 million, or 13.7%, for the three months ended September 30, 2014, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 27 basis point decline in average yields to 4.49% for the quarter ended September 30, 2014, as compared to the same period in 2013.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $43 thousand, to $555 thousand for the quarter ended September 30, 2014 from $512 thousand for the same period in 2013.  This increase was largely due to an increase in the average rate earned on securities, which increased 74 basis points for the quarter ended September 30, 2014, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $2 thousand for the third quarter of 2014, as compared to the same period in 2013, due to an increase in average balances.  The average balances in other interest-earning assets increased $4.4 million to $10.2 million in the third quarter of 2014 from $5.8 million during the third quarter a year earlier.

Interest Expense – Our interest expense for the three months ended September 30, 2014 increased $75 thousand, or 9.8%, to $841 thousand from $766 thousand for the same period in 2013.  The increase was principally due to higher average rates paid on total interest-bearing liabilities, which increased 5 basis points from 0.71% for the three months ended September 30, 2013 to 0.76% for the same period in 2014, combined with an increase in average balances in interest-bearing liabilities, which increased $13.3 million, or 3.1%, to $441.4 million for the third quarter of 2014 from $428.1 million for the same period in 2013.

Our interest expense on deposits increased  $5 thousand, or 1.2%, for the quarter ended September 30, 2014, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $3.5 million during the third quarter of 2014, as compared to the same period in 2013.

Provision for Loan Losses – Provision for loan losses decreased $122 thousand to $378 thousand for the third quarter of 2014, as compared to $500 thousand for the same period in 2013.    The decrease in the provision for loan losses for the quarter ended September 30, 2014 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $67 thousand, or 4.7%, to $1.5 million for the third quarter of 2014, as compared to the same period last year.  The increase in non-interest income was largely due to an increase in gain on securities transactions of $164 thousand, which was partially offset by decreases in service fees on deposit accounts of $28 thousand and investment brokerage fees of $26 thousand.

Non-Interest Expense – Our non-interest expenses increased $424 thousand, or 9.6%, to $4.9 million for the third quarter of 2014, as compared to the same period last year.  The increase for the third quarter of 2014, as compared to the same period in 2013, was largely due to increases in salaries and employee benefits expense of $244 thousand, data processing fees of $208 thousand and other expenses of $91 thousand, which were partially offset by a decrease in expenses and write-downs related to foreclosed real estate of $305 thousand.  The increase in salaries and employee benefits expense was partly due to an increase in commercial lending staff.

Non-interest expenses for the three months ended September 30, 2014 were affected by increases in salaries and employee benefits expense and data processing fees, which were related to a technology upgrade that occurred in the third quarter of 2014.  These additional costs were incurred primarily due to additional staffing requirements, de-conversion expenses and other technology upgrade costs.  The majority of these increases are not expected to recur in

2015; however, we expect to incur some additional costs in the fourth quarter of 2014 as the remainder of the upgrade process is completed.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $214 thousand for the three months ended September 30, 2014, compared to income tax expense of $143 thousand for the three months ended September 30, 2013.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Overview -  For the nine months ended September 30, 2014, we reported net income of $1.9 million, or $0.41 per basic and diluted share, as compared to net income of $807 thousand, or $0.23 per basic and diluted share, for the same period last year.  The increase in net income for the nine months ended September 30, 2014 was largely due to a decrease in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) of $2.1 million, or 54.0%, and an increase in net interest income of $1.2 million, which were largely offset by increases in certain non-interest expenses.  Further discussion on these increases is included in the non-interest expense section below.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$32,837	$1,114	4.54%	$30,723	$1,148	5.00%
Taxable	61,796	639	1.38%	91,750	410	0.60%
Total securities	94,633	1,753	2.48%	122,473	1,558	1.70%
Total loans receivable (4)	420,009	14,363	4.57%	365,847	13,360	4.88%
Other interest-earning assets	7,697	11	0.19%	5,294	9	0.23%
Total earning assets	522,339	$16,127	4.13%	493,614	$14,927	4.04%

Non-interest earning assets	36,749			38,274
Allowance for loan losses	(5,684)			(5,702)
Total Assets	$553,404			$526,186

Sources of Funds:
Interest bearing deposits:
NOW	$116,992	$131	0.15%	$111,947	$109	0.13%
Money market	11,018	12	0.15%	14,633	23	0.21%
Savings	145,093	224	0.21%	155,056	274	0.24%
Time	105,136	862	1.10%	99,426	1,004	1.35%
Total interest bearing deposits	378,239	1,229	0.43%	381,062	1,410	0.49%
Borrowed funds	47,282	1,072	3.03%	32,619	828	3.39%
Junior subordinated debentures	12,887	159	1.65%	12,887	163	1.69%
Total interest bearing liabilities	438,408	$2,460	0.75%	426,568	$2,401	0.75%

Non-interest bearing liabilities:
Demand deposits	62,934			55,652
Other liabilities	3,149			2,992
Total non-interest bearing liabilities	66,083			58,644
Stockholders' equity	48,913			40,974
Total Liabilities and Stockholders' Equity	$553,404			$526,186

Net Interest Income and Margin (5)		$13,667	3.50%		$12,526	3.39%
Tax-equivalent basis adjustment		(374)			(386)
Net Interest Income		$13,293			$12,140

(1) Includes loan fee income
(2) Average rates on securities are calculated on amortized costs
(3) Full tax equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4) Loans outstanding include non-accrual loans
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

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

Net interest income on a fully tax equivalent basis increased $1.1 million, or 9.1%, to $13.7 million for the first nine months of 2014, as compared to $12.5 million for the same period in 2013.  The increase in net interest income was largely due to a $28.7 million, or 5.8%, increase in average interest earning assets, principally loans receivable, which increased $54.2 million, or 14.8%, and was partially offset by a decrease in the average balance on the securities portfolio of $27.8 million, or 22.7%.  The aforementioned increase also benefited from an 11 basis point increase in the net interest margin to 3.50% for the first nine months of 2014, as compared to the same period last year. The increase in the net interest margin was mostly due to an improvement in asset mix, which resulted in an increase in the average rate paid on interest earning assets of 9 basis points to 4.13% for the first nine months of 2014 from 4.04% for the same period in 2013.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.2 million, or 8.0%, to $16.1 million for the nine months ended September 30, 2014, as compared to the same period last year.  The increase was due to higher interest earning assets, which increased $28.7 million for the nine months ended September 30, 2014, as compared to the same period in 2013.

Our total interest income earned on loans receivable increased $1.0 million, or 7.5%, to $14.4 million for the third quarter of 2014, as compared to the same period in 2013.  The increase was driven by an increase in average balance of loans receivable of $54.2 million, or 14.8%, for the nine months ended September 30, 2014, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 31 basis point decline in average yields to 4.57% for the nine months ended September 30, 2014, as compared to the same period in 2013.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $195 thousand, to $1.8 million for the nine months ended September 30, 2014 from $1.6 million for the same period in 2013.  This increase was largely due to an increase in the average rate earned on securities, which increased 78 basis points for the nine months ended September 30, 2014, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $2 thousand for the first nine months of 2014, as compared to the same period in 2013.  The average balances in other interest-earning assets increased $2.4 million to $7.7 million in the first nine months of 2014 from $5.3 million during the first nine months a year earlier.

Interest Expense – Our interest expense for the nine months ended September 30, 2014 increased $59 thousand, or 2.5%, to $2.5 million from $2.4 million for the same period in 2013.  The increase was principally due to an increase in average balances in interest-bearing liabilities, which increased $11.8 million, or 2.8%, to $438.4 million for the first nine months of 2014 from $426.6 million for the same period in 2013.

Our interest expense on deposits declined $181 thousand, or 12.8%, for the nine months ended September 30, 2014, as compared to the same period last year.  The decline was largely attributed to lower rates on total interest bearing deposits, which decreased 6 basis points to 0.43% for the first nine months of 2014, as compared to the same period in 2013.  The decrease in rates on deposit products reflects management’s asset/liability strategies and a lower market rate environment between the two periods.

Provision for Loan Losses – Provision for loan losses decreased $1.1 million to $1.2 million for the first nine months of 2014, as compared to $2.3 million for the same period in 2013.    The decrease in the provision for loan losses for the nine months ended September 30, 2014 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported a decrease in non-interest income of $132 thousand, or 2.8%, to $4.6 million for the first nine months of 2014, as compared to the same period last year.  The decrease in non-interest income was largely due to decreases in gains on securities transactions of $141 thousand, investment brokerage fees of $57 thousand and service fees on deposit accounts of $56 thousand, which were partially offset by an increase in insurance commissions and fees of $165 thousand.

Non-Interest Expense – Our non-interest expenses increased $362 thousand, or 2.6%, to $14.1 million for the first nine months of 2014, as compared to the same period last year.  The increase for the first nine months of 2014, as compared to the same period in 2013, was largely due to increases in salaries and employee benefits expense of $547 thousand, data processing fees of $353 thousand, other expenses of $172 thousand, and occupancy of $142 thousand, which were partially offset by a decrease in expenses and write-downs related to foreclosed real estate of $1.1 million.  The increase in salaries and employee benefits expense was partly due to an increase in commercial lending staff.

Non-interest expenses for the nine months ended September 30, 2014 were affected by increases in salaries and employee benefits expense and data processing fees, which were related to a technology upgrade that occurred in the third quarter of 2014.  These additional costs were incurred primarily due to additional staffing requirements, de-conversion expenses and other technology upgrade costs.  The majority of these increases are not expected to recur in 2015; however, we expect to incur some additional costs in the fourth quarter of 2014 as the remainder of the upgrade process is completed.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $671 thousand for the nine months ended September 30, 2014, compared to income tax benefit of $29 thousand for the nine months ended September 30, 2013.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 TO DECEMBER 31, 2013

Total Assets – At September 30, 2014, our total assets were $568.0 million, an increase of $34.1 million, or 6.4%, as compared to total assets of $533.9 million at December 31, 2013.  The increase in total assets was largely driven by net growth in total loans of $50.3 million, or 12.8%, which was partially offset by declines in the securities portfolio of $20.0 million, or 20.6%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $2.1 million to $15.4 million at September 30, 2014, or 2.7% of total assets, from $13.2 million, or 2.5%, of total assets, at December 31, 2013.

Securities Portfolio – At September 30, 2014, the securities portfolio, which includes available for sale and held to maturity securities, was $76.8 million, compared to $96.8 million at December 31, 2013. Available for sale securities were $71.7 million at September 30, 2014, compared to $90.7 million at December 31, 2013. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.1 million at September 30, 2014 and $6.1 million at December 31, 2013.

Net unrealized gains (losses) in the available for sale securities portfolio were $21 thousand and $(3.6) million at September 30, 2014 and December 31, 2013, respectively.

We conduct a regular assessment of our investment securities to determine whether any securities are other-than-temporarily impaired (“OTTI”).  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio is mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of September 30, 2014 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments totaled $2.7 million at both September 30, 2014 and December 31, 2013, which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at September 30, 2014 and December 31, 2013.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $50.3 million, or 12.8%, to $442.7 million at September 30, 2014, as compared to $392.4 million at December 31, 2013.  The increase in loans was primarily in the commercial real estate portfolio, which increased $45.1 million, or 17.3%, to $305.8 million at September 30, 2014, as compared to $260.7 million at December 31, 2013, and in the commercial and industrial portfolio, which increased $3.1 million, or 20.1%, to $18.3 million at September 30, 2014, as compared to $15.2 million at December 31, 2013.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial loans	$18,259	$15,205
Construction	10,058	7,307
Commercial real estate	305,800	260,664
Residential real estate	107,198	107,992
Consumer and other	1,855	1,617
Total gross loans	$443,170	$392,785

Loan and Asset Quality – Our overall credit quality continued to improve through September 30, 2014, as our total problem assets, which is composed of foreclosed real estate, criticized assets and classified assets, were down 21.8% from December 31, 2013, and the ratio of NPAs to total assets improved to 2.21% at September 30, 2014 from 3.10% at December 31, 2013.  In addition, the ratio of non-accrual loans to total loans fell to 1.82% at September 30, 2014 from 3.03% at December 31, 2013.

NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $4.0 million, or 24.3%, to $12.5 million at September 30, 2014, as compared to $16.6 million at December 31, 2013.  Non-accrual loans decreased $3.8 million, or 32.3%, to $8.1 million at September 30, 2014, as compared to $11.9 million at December 31, 2013.  The top five non-accrual loan relationships total $4.8 million, which equates to 59.8% of total non-accrual loans and 38.4% of total NPAs at September 30, 2014.  The remaining non-accrual loans have an average loan balance of $101 thousand.  Loans past due 30 to 89 days decreased $822 thousand, or 22.4%, to $2.9 million at September 30, 2014, as compared to $3.7 million at December 31, 2013.  The aforementioned decreases in NPAs and non-accrual loans were partially due to the sale of the Company’s largest non-performing loan ($1.7 million) during the third quarter of 2014.

We continue to actively market our foreclosed real estate properties, which decreased $72 thousand to $2.9 million at September 30, 2014, as compared to $2.9 million at December 31, 2013.  The decrease was primarily due to the sale of foreclosed real estate properties for $685 thousand at a realized gain of $8 thousand and write-downs of $110 thousand, which were partially offset by additions of $715 thousand in new foreclosed real estate properties during 2014.  At September 30, 2014, the Company’s foreclosed real estate properties had an average value of approximately $317 thousand per property.

The allowance for loan losses increased $288 thousand, or 5.3%, to $5.7 million, or 1.29% of total loans, at September 30, 2014, compared to $5.4 million, or 1.38% of total loans, at December 31, 2013. The Company recorded $1.2 million in provision for loan losses, which was partially offset by $943 thousand in net charge-offs for the nine months ended September 30, 2014. The allowance for loan losses as a percentage of non-accrual loans increased to 70.9% at September 30, 2014 from 45.6% at December 31, 2013.

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

(Dollars in thousands)	September 30, 2014	December 31, 2013

Non-accrual loans	$8,056	$11,892
Non-accrual loans to total loans	1.82%	3.03%
Non-performing assets	$12,544	$16,569
Non-performing assets to total assets	2.21%	3.10%
Allowance for loan losses as a % of non-accrual loans	70.87%	45.59%
Allowance for loan losses to total loans	1.29%	1.38%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at September 30, 2014 were $9.7 million and at December 31, 2013 were $13.5 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $2.8 million on September 30, 2014 from $5.5 million at December 31, 2013. These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2014 and December 31, 2013, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.6 million at September 30, 2014 and December 31, 2013.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which causes management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2014, we had seven loan relationships totaling $1.7 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2014, the total allowance for loan losses increased $288 thousand, or 5.3%, to $5.7 million, as compared to $5.4 million at December 31, 2013.  The components of this increase were a provision for loan losses of $1.2 million and net charge-offs totaling $943 thousand in the first nine months of 2014.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.29% and 1.38% at September 30, 2014 and December 31, 2013, respectively.

The table below presents information regarding our provision and allowance for loan losses for the nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	September 30, 2014	September 30, 2013

Balance, beginning of period	$5,421	$4,976
Provision	1,231	2,342
Charge-offs	(1,003)	(2,083)
Recoveries	60	420
Balance, end of period	$5,709	$5,655

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	September 30, 2014		December 31, 2013
		Percent of		Percent of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$276	4.1%	$222	3.9%
Construction	301	2.3%	308	1.9%
Commercial real estate	3,399	69.0%	3,399	66.4%
Residential real estate	819	24.2%	941	27.5%
Consumer and other loans	26	0.4%	16	0.4%
Unallocated	888	-	535	-
Total	$5,709	100.0%	$5,421	100.0%

Bank-Owned Life Insurance (“BOLI”)  –  Our BOLI carrying value amounted to $12.1 million at September 30, 2014 and $11.9 million at December 31, 2013.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2014 and December 31, 2013, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $24.2 million, or 5.6%, to $454.5 million at September 30, 2014, from $430.3 million at December 31, 2013.  The increase in deposits was due to an increase in non-interest bearing deposits of $14.4 million, or 24.8%, and interest bearing deposits of $9.8 million, or 2.6%, for September 30, 2014, as compared to December 31, 2013.  Our funding mix continues to improve as low cost deposits grow.

Borrowings – Borrowings consist of short term and long term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $46.0 million and $41.0 million in borrowings, at a weighted average interest rate of 3.09% at September 30, 2014 and 3.22% at December 31, 2013.  The borrowings at September 30, 2014 consisted of $25.0 million of fixed rate advances, $10.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from Sussex Bancorp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  Sussex Bancorp has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2014, was 1.67%.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $50.4 million, an increase of $4.0 million when compared to December 31, 2013.  The increase was largely due to net income for the year and an increase in accumulated other comprehensive income relating to a reduction in the net unrealized losses on available for sale securities.  At September 30, 2014, the leverage, Tier I risk-based capital and total risk-based capital ratios for the Bank were 10.31%, 13.36% and 14.61%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2014, total deposits amounted to $454.5 million, an increase of $24.2 million, or 5.6%, from December 31, 2013. At September 30, 2014 and December 31, 2013, advances from FHLB and subordinated debentures totaled $58.9 million and $53.9 million, respectively, and represented 10.4% and 10.1% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at September 30, 2014, amounted to $442.7 million, an increase of $50.3 million, or 12.8%, compared to December 31, 2013.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2014, the total of such assets amounted to $15.4 million, or 2.7%, of total assets, compared to $13.2 million, or 2.5%, of total assets at December 31, 2013. Another significant liquidity source is our available for sale securities portfolio.  At September 30, 2014, available for sale securities amounted to $71.7 million, compared to $90.7 million at December 31, 2013.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Bank discount window.  The Bank also has the capacity to borrow an additional $84.8 million through its membership in the FHLB and $10.0 million at Atlantic Central Bankers Bank at September 30, 2014.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank’s regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At September 30, 2014, the Bank’s Tier I and Tier II capital ratios were 13.36% and 14.61%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  As of September 30, 2014, the Bank had a leverage ratio of 10.31%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2014, totaled $85.1 million and consisted of $50.1 million in commitments to grant commercial real estate, construction and land development loans, $22.3 million in home equity lines of credit, $11.4 million in other unused commitments and $1.3 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially effected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
STEVEN M. FUSCO
Senior Executive Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)
Date: November 13, 2014

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
31.1*	Certification of Anthony Labozzetta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven M. Fusco pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Financial statements from the quarterly report on Form 10-Q of Sussex Bancorp for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_______________________________

*  Filed herewith.