Form 10-Q/A
period 2014-09-30
SUSSEX BANCORP
filed 2014-11-14
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Sussex Bancorp (the “Company”) for the quarterly period ended September 30, 2014, originally filed with the Securities Exchange Commission (the “SEC”) on November 13, 2014.

The Company is filing Amendment No. 1 to correct Exhibits 31.1, 31.2 and 32.1 (the “Exhibits”). In the original filing there were typographical errors within the Exhibits, which indicated that the Chief Executive Officer and the Chief Financial Officer were certifying the Quarterly Report on Form 10-Q of the Company as of August 12, 2014 and for the quarterly period ended June 30, 2014. The intent of the Exhibits was to certify the Quarterly Report on Form 10-Q of the Company as of November 13, 2014 and for the quarterly period ended September 30, 2014. As such, the Company is filing this Amendment No. 1 solely to correct the dates in the Exhibits.

Except as described above, no other changes are being made to the Quarterly Report on Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Company’s Quarterly Report on Form 10-Q or modify or update the disclosure contained in the Quarterly Report on Form 10-Q in any way other than as discussed above.

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

i

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