Form 10-K
period 2014-12-31
SUSSEX BANCORP
filed 2015-03-20
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-29030

SUSSEX BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-3475473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Enterprise Drive, Suite 700 Rockaway, New Jersey 07866
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $9.23 on June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was  $34,986,869.    The number of shares of the registrant’s common stock, no par value, outstanding as of March 11, 2015 was 4,669,597.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

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

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Sussex Bancorp,” “we,” “us,” “our” and “the Company” refer to Sussex Bancorp and its subsidiaries. References to the “Bank” are to Sussex Bank, our wholly owned bank subsidiary.

i

PART I

ITEM 1.  BUSINESS

General

Sussex Bancorp is a bank holding company incorporated under the laws of the State of New Jersey in January 1996 and the parent company of Sussex Bank (the “Bank”).  Pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the New Jersey Banking Act of 1948, as amended (the “Banking Act”), and pursuant to approval of the Board of Directors of the Bank and stockholders of the Bank, Sussex Bancorp acquired the Bank and became its holding company on November 20, 1996.  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2014, the Company had consolidated total assets of $595.9 million, gross loans of $472.0 million, deposits of $458.3 million and stockholders’ equity of $51.2 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by the New Jersey Department of Banking and Insurance (the “Department”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC and Tri-State Insurance Agency, Inc. (“Tri-State”).  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.

The corporate office of the Company is located at 100 Enterprise Drive, Suite 700, Rockaway, New Jersey, 07866,  and the telephone number is (844) 256-7328.

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

Market Area

Our service area primarily consists of Sussex, Morris and Bergen Counties in New Jersey and Orange County, New York; although we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our corporate office in Rockaway, New Jersey, our ten branch offices located in Andover, Augusta, Franklin, Hackettstown, Montague, Newton, Sparta, Vernon, and Wantage, New Jersey, and in Port Jervis, New York,   our regional office and corporate center in Wantage, New Jersey, our regional lending office in Rochelle Park, New Jersey, and our insurance agency offices in Augusta and Rochelle Park, New Jersey.    On December 18, 2013 we permanently closed our Warwick, New York branch location and during the first and third quarters of 2014 we opened a corporate office and a regional office and corporate center in Rockaway and Wantage, New Jersey, respectively.  We also opened a new branch location in Astoria, New York during the first quarter of 2015.  Our market area is among the most affluent in the nation.

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

Personnel

At December 31, 2014, we employed 113 full-time employees and 23 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Regulation and Supervision

The Company and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their insured depository institution subsidiaries is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.  Insurance agencies licensed in New Jersey are regulated under state law by the Department.

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

Recent Regulatory Changes

The past four years have resulted in a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization and represents a significant overhaul of many aspects of the regulation of the financial services industry.  The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including bank holding companies and banks such as the Company and the Bank.  Certain provisions of the Dodd-Frank Act applicable to the Company and the Bank are discussed herein.

In July 2013, the federal banking agencies approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal Banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

In December, 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.  The Volcker Rule restricts the ability of banking entities, such as the Company, to engage in proprietary trading or to own, sponsor or have certain relationships with hedge funds or private equity funds—so-called “Covered Funds.”  The final rule definition of Covered Fund includes certain investments such as collateralized loan obligation and collateralized debt obligation securities.

Compliance is generally required by July 21, 2015.  However, the Federal Reserve Board has granted extensions to the compliance period under certain circumstances for investments in Covered Funds.

Many of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the applicable federal banking agencies and the United States Securities and Exchange Commission.  It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on the Company, including any regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the regulatory reform including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

Bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act (“CRA”) standards, and which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking financial activities than is otherwise permissible for bank holding companies under the BHC Act.  These activities include certain insurance, securities and merchant banking activities.  As our business is currently limited to activities permissible for a bank holding company, we have not elected to become a financial holding company.

Source of Strength Doctrine.  Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary insured depository institutions.  The Dodd-Frank Act codified the requirement that bank holding companies act as a source of financial strength.  As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary insured depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies.  The Federal Reserve Board has adopted risk-based and leverage capital guidelines for bank holding companies similar to the capital requirements developed for banks discussed below.  The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid, low-risk assets.  The capital guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  Under Federal Reserve Board reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  As of June 30, 2012, Sussex Bancorp’s total assets exceeded $500 million.  Therefore, the Company began reporting its consolidated capital in March of 2013.  The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital.  However, the Dodd-Frank Act allows for trust preferred securities issued before May 19, 2010, by depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 to continue to count as Tier 1 capital.  Our trust preferred securities were issued prior to May 19, 2010.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under accounting principles generally accepted in the United States of America (“GAAP”) are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s periodic regulatory reports in the beginning of 2015.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and enforcement authority of the Department and the Federal Deposit Insurance Corporation (“FDIC”).  The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters, including, but not limited to, those described below.

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

The Bank’s FDIC deposit insurance assessment expenses totaled $607 thousand, $698 thousand and $681 thousand, for the years ended December 31, 2014, 2013, and 2012, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Reserve Requirements

Federal Reserve Board regulations require insured depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York. For 2014, The Federal Reserve Board regulations required that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $13.3 million, which are exempt. Transaction accounts greater than $13.3 million up to $89.0 million have a reserve requirement of 3%, and those greater than $89.0 million have a reserve requirement of $2.3 million plus 10% of the amount over $89.0 million. The Federal Reserve Board generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

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

The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the “adequately capitalized” level. For example, generally, a bank is considered “well-capitalized” if it has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of December 31, 2014, Bank’s capital exceeded well-capitalized levels.

As with the Company, the Bank will be subject to the New Capital Rules on the same phase-in schedule.  We believe that the Bank similarly will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized

The New Capital Rules, effective January 1, 2015, also revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the FDIA, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

Community Reinvestment

Under the CRA, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for insured depository institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as such practices are consistent with the CRA.  The CRA requires that regulators, in connection with their examination of banks, assess each institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications by those banks. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.

The Bank received a “Satisfactory” CRA rating in its most recent examination.

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

Incentive Compensation

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve Board, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

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

If our non-performing assets increase, our earnings will be negatively impacted.

At December 31, 2014, our non-performing assets (“NPAs”) (which consist of non-accrual loans, loans 90 days or more delinquent, performing troubled debt restructurings and foreclosed real estate assets) totaled $12.0 million, which was a decrease of $4.5 million or 27.3% from December 31, 2013.  However, we can give no assurance that our NPAs will continue to decrease and we may experience increases in NPAs in the future.  Our NPAs adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of NPAs requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, consumers and the banking system as a whole, not stockholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress, the State of New Jersey and federal regulatory agencies continually review banking and insurance laws, regulations and policies for areas warranting changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties, private lawsuits, and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business, which is located elsewhere in this report.

Compliance with the Dodd-Frank Act will alter the regulatory regime to which we are subject, and may increase our costs of operations and adversely impact our business.

The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act created a new federal CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities, and generally increased oversight and regulation of financial institutions and financial activities.

The CFPB began operations on July 21, 2011. It has broad authority to write regulations regarding consumer financial products and services. These regulations will apply to numerous types of entities, including insured depository institutions, such as the Bank, and mortgage servicing providers. It is impossible to predict at this time the content or number of such regulations.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation.  Many of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the applicable federal banking agencies.  It is difficult to predict what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on us. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2014, our allowance for loan losses was $5.6 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

We believe that our continued growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  We have employment agreements and/or change in control agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Lending Officer, Chief Retail Officer and Chief Executive Officer of Tri-State, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, automation, internet-based banking, telephone banking, and debit cards and so-called “smart cards.”

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

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We conduct our business through our corporate office in Rockaway, New Jersey, our regional office and corporate center in Wantage, New Jersey, our regional lending office in Rochelle Park, New Jersey, our insurance agency offices in Augusta and Rochelle Park, New Jersey, and our ten branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2014.  We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
28-21 Astoria Blvd
Astoria, New York	Leased	November, 2019

399 Route 23
Franklin, New Jersey	Owned	N/A

7 Church Street
Vernon, New Jersey	Owned	N/A

266 Clove Road
Montague, New Jersey	Leased	March, 2017

96 Route 206
Augusta, New Jersey	Leased	July, 2017

378 Route 23
Wantage, New Jersey	Owned	N/A

455 Route 23
Wantage, New Jersey	Owned (1)	N/A

15 Boulder Hills Blvd.
Wantage, New Jersey	Leased	June, 2020

15 Trinity Street
Newton, New Jersey	Owned	N/A

165 Route 206
Andover, New Jersey	Owned	N/A

100 Route 206
Augusta, New Jersey	Owned	N/A

33 Main Street
Sparta, New Jersey	Owned	N/A

100 Enterprise Drive, Suite 700
Rockaway, New Jersey	Leased	January, 2020

20-22 Fowler Street
Port Jervis, New York	Leased	June, 2016

430 Schooley's Mtn. Road
Hackettstown, New Jersey	Leased	June, 2017

201 West Passaic Street
Rochelle Park, New Jersey	Leased	September, 2015
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2014, we had approximately 585 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

			Cash Dividends
2014	High	Low	Declared

Fourth Quarter ended December 31	$10.75	$9.67	$0.03
Third Quarter ended September 30	$10.55	$8.96	$0.03
Second Quarter ended June 30	$9.50	$8.53	$0.03
First Quarter ended March 31	$9.40	$7.53	-

			Cash Dividends
2013	High	Low	Declared

Fourth Quarter ended December 31	$8.05	$6.60	-
Third Quarter ended September 30	$7.21	$6.00	-
Second Quarter ended June 30	$7.50	$6.00	-
First Quarter ended March 31	$7.65	$5.23	-

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31
	2014	2013	2012	2011	2010
SUMMARY OF INCOME:
Interest income	$21,300	$19,642	$19,967	$21,340	$22,028
Interest expense	3,294	3,201	3,800	4,427	5,613
Net interest income	18,006	16,441	16,167	16,913	16,415
Provision for loan losses	1,537	2,745	4,330	3,306	3,280
Net interest income after provision for loan losses	16,469	13,696	11,837	13,607	13,135
Other income	5,961	6,093	7,001	5,321	4,593
Other expenses	18,829	18,228	18,432	15,821	15,010
Income before income tax expense	3,601	1,561	406	3,107	2,718
Income tax expense (benefit)	1,001	133	(329)	637	542
Net income	$2,600	$1,428	$735	$2,470	$2,176

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	4,541,305	3,781,562	3,261,809	3,256,183	3,249,706
Diluted	4,580,350	3,816,904	3,287,017	3,327,379	3,299,369

PER SHARE DATA:
Basic earnings per share	$0.57	$0.38	$0.23	$0.76	$0.67
Diluted earnings per share	0.57	0.37	0.22	0.74	0.66
Cash dividends (2)	0.09	-	-	-	-

BALANCE SHEET:
Loans, net	$466,332	$386,981	$342,760	$332,495	$331,837
Total assets	595,915	533,911	514,734	506,953	474,024
Total deposits	458,270	430,297	432,436	425,376	385,967
Total stockholders’ equity	51,229	46,425	40,372	39,902	36,666
Average assets	559,885	529,152	510,565	483,627	477,739
Average stockholders’ equity	49,494	42,382	40,720	38,369	35,999

PERFORMANCE RATIOS:
Return on average assets	0.46%	0.27%	0.14%	0.51%	0.46%
Return on average stockholders’ equity	5.25%	3.37%	1.81%	6.44%	6.04%
Average equity/average assets	8.84%	8.01%	7.98%	7.93%	7.54%
Net interest margin	3.49%	3.41%	3.52%	3.87%	3.81%
Efficiency ratio (3)	78.56%	80.89%	79.56%	71.16%	71.45%
Other income to net interest income plus other income	24.87%	27.04%	30.22%	23.93%	21.86%
Dividend payout ratio	15.79%	-	-	-	-

CAPITAL RATIOS: (4)
Tier I capital to average assets	10.19%	10.38%	9.27%	9.29%	9.04%
Tier I capital to total risk-weighted assets	12.79%	14.21%	12.88%	13.05%	12.37%
Total capital to total risk-weighted assets	14.02%	15.47%	14.13%	14.31%	13.63%

ASSET QUALITY RATIOS:
Non-accrual loans to total loans	1.26%	3.03%	5.14%	7.15%	6.71%
Non-performing assets to total assets (5)	2.02%	3.10%	4.61%	6.71%	5.58%
Net loan charge-offs to average total loans	0.33%	0.65%	3.70%	0.73%	0.72%
Allowance for loan losses to total loans at period end	1.20%	1.38%	1.43%	2.12%	1.89%
Allowance for loan losses to non-performing loans (6)	74.23%	39.73%	26.93%	26.03%	26.60%

(1) The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(2) Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends, if any.

(3) Efficiency ratio is total other expenses divided by net interest income and total other income.
(4) Bank capital ratios.
(5) NPAs include non-accrual loans, loans past due 90 days and still accruing, troubled debt restructured loans still accruing and foreclosed real estate.
(6) Non-performing loans include non-accrual loans, loans past due 90 days and still accruing and troubled debt restructured loans still accruing.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 75%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  Our net interest margin was positively impacted during the year ended December 31, 2014 due to an improvement in our asset mix.  The impact resulted in interest earning asset yields increasing faster than interest bearing deposits rates, which increased our net interest margin by 8 basis points to 3.49% for the year ended 2014 compared to 3.41% for the year ended 2013.

We augment our primary revenue source through non-interest income sources that include insurance commissions from our wholly owned subsidiary, Tri-State, service charges on deposits, bank-owned life insurance (“BOLI”) income and commissions on mutual funds and annuities.  In addition, we from time to time may recognize income on gains on sales of securities; however, we do not consider this a primary source of income.

We made significant progress in 2014 towards reducing our problem assets, which was one of our primary goals.  For 2014, we had a 27.3% improvement in NPAs and our total problem assets, which consists of foreclosed real estate and criticized and classified loans, declined by 19.3% as compared to 2013.  In addition, the ratio of NPAs to total assets improved to 2.0% at December 31, 2014 from 3.1% at December 31, 2013.

For 2014, our net income increased to $2.6 million, or $0.57 per diluted share as compared to $1.4 million, or $0.37 per diluted share, for the year ended December 31, 2013.  Our operating results for 2014 were positively impacted by decreasing levels of credit quality costs (loan collection costs, expenses and write-downs related to foreclosed real estate and provision for loan losses), which decreased $2.3 million compared to 2013.

Total loans receivable, net of unearned income, increased $79.5 million, or 20.5%, to $472.0 million at December 31, 2014, from $392.4 million at year-end 2013.  This increase was primarily attributed to growth  in the commercial loan portfolio.  Our total deposits increased $28.0 million, or 6.5%, to $458.3 million at December 31, 2014, from $430.3 million at December 31, 2013.  The increase in deposits was due to increases in both interest bearing deposits of $15.7 million, or 4.2%, and non-interest bearing deposits of $12.3 million, or 21.1%, for December 31, 2014, as compared to December 31, 2013.

At December 31, 2014, our total stockholders’ equity was $51.2 million, an increase of $4.8 million when compared to December 31, 2013.  The increase was largely due to net income for the year ended December 31, 2014 and an improvement in AOCI relating to a reduction in the net unrealized losses on available for sale securities.  At December 31, 2014, the leverage, Tier I risk-based capital and total risk-based capital ratios for the Bank were 10.19%, 12.79% and 14.02%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

Management Strategy

Our goal is to serve as a community-oriented financial institution serving northern New Jersey and the New York marketplace.  While offering traditional community bank loan and deposit products and services, we obtain significant non-interest income through Tri-State’s insurance brokerage operations.  We report the operations of Tri-State as a separate segment from our commercial banking operations. See Note 2 to our consolidated financial statements contained elsewhere in this report for additional information regarding our two segments.

Critical Accounting Policies

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes.  Since future events and their effect cannot be determined with absolute certainty, actual results may differ from those estimates.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events are subsequently made.  We evaluate our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses.  The allowance for loan losses reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio.  Management’s judgment is based on the evaluation of the past loss experience of individual loans, the assessment of current economic conditions, and other relevant factors.  Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.  Management uses significant estimates to determine the allowance for loan losses.  Consideration is given to a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Since the sufficiency of the allowance for loan losses is dependent to a great extent on conditions that may be beyond our control, it is possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.  For example, a downturn in the local economy could cause increases in non-performing loans.  Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized.  In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings.  Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings.  Finally, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses.  They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination.  Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

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
•

Purchase of a loan or pool of loans, or participation therein, or of an interest in real property where a satisfactory appraisal of the property relating to that loan or interest has been made available to the Bank by another federally insured depository institution that is subject to Title XI of Financial Institutions Reform Recovery and Enforcement Act of 1989.

While real estate appraisals are not required for transactions of $250,000 or less, we will consider obtaining one if the orderly liquidation of the collateral is the primary source of repayment.  To the extent that an appraisal is not required for a real estate collateralized transaction, we will obtain for its credit files another acceptable form of valuation (i.e. equalized value with a reasonable market relevance or evaluation).

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

Goodwill and Other Intangible Assets.    We have recorded goodwill of $2.8 million at December 31, 2014, primarily related to the acquisition of Tri-State in October of 2001.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2014 and 2013.

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

Investment Securities Impairment Evaluation.    The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to AOCI, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2014 or December 31, 2013 were deemed to be impaired.

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2014 AND 2013

General.  At December 31, 2014, we had total assets of $595.9 million compared to total assets of $533.9 million at December 31, 2013, an increase of $62.0 million, or 11.6%. Gross loans increased $79.5 million, or 20.5%, to $472.0 million at December 31, 2014, from $392.4 million at December 31, 2013.  Total deposits increased 6.5% to $458.3 million at December 31, 2014, from $430.3 million at December 31, 2013.

Cash and Cash Equivalents.    Our cash and cash equivalents decreased $7.4 million, or 55.8%, at December 31, 2014 to $5.8 million from $13.2 million at December 31, 2013.  This decrease was predominantly due to funding loan growth.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt and equity securities in an unrealized loss position have been evaluated as of December 31, 2014, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2014, 2013 and 2012.

	December 31,
(Dollars in thousands)	2014	2013	2012
U.S. government agencies	$7,858	$5,380	$-
State and political subdivisions	26,384	25,875	27,741
Mortgage-backed securities
U.S. government-sponsored enterprises	43,724	58,937	90,709
Equity securities-financial services industries and other	10	484	431
Total available for sale	$77,976	$90,676	$118,881

Our securities, available for sale, decreased by $12.7 million, or 14.0%, to $78.0 million at December 31, 2014 from $90.7 million at December 31, 2013.  During 2014  we purchased $24.4 million in new securities, $27.6 million in securities were sold and $11.7 million in securities matured, were called or were repaid.  There was a $3.9 million increase in the fair value of the available for sale portfolio resulting in a net unrealized gain position at December 31, 2014 and a $289 thousand net realized gain on the sale of available for sale securities.

We had $6.0 million of our security portfolio classified as held to maturity at December 31, 2014, a decrease of $68 thousand from December 31, 2013.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
State and political subdivisions	$6,006	$6,074	$5,221
Total held to maturity securities	$6,006	$6,074	$5,221

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2014.

The contractual maturity distribution and weighted average yield of our available for sale securities, except our equity securities, at December 31, 2014, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$-	- %	$-	- %	$-	- %	$7,873	1.10%
State and political subdivisions	-	- %	-	- %	1,369	2.98%	25,063	2.88%
Mortgage-backed securities -
U.S. government-sponsored enterprises	-	- %	-	- %	3,397	1.25%	39,985	1.33%
Equity securities-financial services industries and other	-	- %	-	- %	-	- %	8	- %
Total Available for Sale	$-	- %	$-	- %	$4,766	1.75%	$72,921	1.83%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2014, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$2,099	1.02%	$-	- %	$2,851	3.74%	$1,056	4.51%
Total held to maturity	$2,099	1.02%	$-	- %	$2,851	3.74%	$1,056	4.51%

We held $3.9 million in Federal Home Loan Bank of New York (“FHLBNY”)  stock at December 31, 2014 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2014, increased $79.5 million, or 20.5%, to $472.0 million from $392.4 million at December 31, 2013.  During the year ended December 31, 2014, new originations have exceeded payoffs both through scheduled maturities and prepayments. Loan growth for 2014 occurred primarily in commercial real estate loans (an increase of $65.7 million, or 25.2%) and commercial and industrial loans (an increase of $5.3 million, or 35.1%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2010 through 2014:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial and industrial	$20,552	$15,205	$16,158	$13,711	$15,045
Construction	12,379	7,307	7,004	8,520	20,862
Commercial real estate	326,366	260,664	225,345	216,191	204,407
Residential real estate	111,499	107,992	98,301	100,175	96,659
Consumer and other loans	1,665	1,617	1,255	1,336	1,395
Total gross loans	$472,461	$392,785	$348,063	$339,933	$338,368

The increase in loans was funded during 2014 by an increase in our borrowings, deposits and securities repayments.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2014, are presented in the following table.

	December 31, 2014
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	1 Year	Years	5 Years
Commercial and industrial	$5,968	$8,641	$5,943
Construction	6,531	1,533	4,315
Commercial real estate	18,343	10,801	297,222
Residential real estate	1,432	5,468	104,599
Consumer and other	542	375	748
Total loans	$32,816	$26,818	$412,827
Interest rates:
Fixed or predetermined	$29,898	$23,537	$107,536
Floating or adjustable	2,918	3,281	305,291
Total loans	$32,816	$26,818	$412,827

Loan and Asset Quality.    NPAs consist of non-accrual loans, loans over 90 days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total NPAs decreased by $4.5 million, or 27.3%, to $12.0 million at year-end 2014 from $16.6 million at year-end 2013. The ratio of NPAs to total assets for December 31, 2014 and December 31, 2013 were 2.0% and 3.1%, respectively.

Our non-accrual loan balance decreased $6.0 million, or 50.2%, to $5.9 million at December 31, 2014, from $11.9 million at December 31, 2013.  Troubled debt restructured loans still accruing has remained flat at $1.6 million for December 31, 2014, and December 31, 2013.  Foreclosed assets increased $1.5 million to $4.4 million at December 31, 2014, from $2.9 million at December 31, 2013.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2010 through 2014.

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial and industrial	$94	$-	$27	$32	$78
Construction	-	-	2,462	2,458	6,430
Commercial real estate	3,936	9,700	12,062	19,311	14,930
Residential real estate	1,893	2,192	3,315	2,482	1,244
Consumer and other	1	-	1	-	-
Total nonaccrual loans	5,924	11,892	17,867	24,283	22,682
Loans past due 90 days and still accruing	85	123	208	803	49
Troubled debt restructured loans still accruing	1,590	1,628	608	3,411	1,318
Total non-performing loans	7,599	13,643	18,683	28,497	24,049
Foreclosed real estate	4,449	2,926	5,066	5,509	2,397
Total non-performing assets	$12,048	$16,569	$23,749	$34,006	$26,446
Non-accrual loans to total loans	1.26%	3.03%	5.14%	7.15%	6.71%
Non-performing assets to total assets	2.02%	3.10%	4.61%	6.71%	5.58%
Interest income received on nonaccrual loans	$138	$122	$301	$408	$463
Interest income that would have been recorded under the original terms of the loans	$301	$774	$996	$1,509	$1,323

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2014,  we had  six loans totaling $1.9 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At December 31, 2014, the allowance for loan losses was $5.6 million, an increase of $220 thousand, or 4.1%, from $5.4 million at December 31, 2013.  The provision for loan losses was $1.5 million and there were $1.4 million in charge-offs and $70 thousand in recoveries during 2014.  The allowance for loan losses as a percentage of total loans was 1.20% at December 31, 2014 compared to 1.38% at December 31, 2013.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$5,421	$4,976	$7,210	$6,397	$5,496
Provision charged to operating expenses	1,537	2,745	4,330	3,306	3,280
Recoveries of loans previously charged-off:
Commercial and industrial	17	122	2	6	126
Construction	-	-	-	516	-
Commercial real estate	39	450	78	8	2
Residential real estate	4	112	-	-	-
Consumer and other	10	12	27	19	19
Total recoveries	70	696	107	549	147
Loans charged-off:
Commercial and industrial	1	55	169	24	241
Construction	-	350	1,538	909	768
Commercial real estate	1,168	2,317	3,904	2,057	1,462
Residential real estate	181	246	998	12	-
Consumer and other	37	28	62	40	55
Total charge-offs	1,387	2,996	6,671	3,042	2,526
Net charge-offs	1,317	2,300	6,564	2,493	2,379
Balance at end of year	$5,641	$5,421	$4,976	$7,210	$6,397
Net charge-offs to average loans outstanding	0.33%	0.62%	3.70%	0.73%	0.72%
Allowance for loan losses total loans at year-end	1.20%	1.38%	1.43%	2.12%	1.89%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2014		2013		2012
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$231	4.3%	$222	3.9%	$271	4.6%
Construction	383	2.6%	308	1.8%	223	2.0%
Commercial real estate	3,491	69.1%	3,399	66.4%	3,395	64.7%
Residential real estate	903	23.6%	941	27.5%	869	28.3%
Consumer and other loans	19	0.4%	16	0.4%	38	0.4%
Unallocated	614	-	535	-	180	-
Total	$5,641	100.0%	$5,421	100.0%	$4,976	100.0%

	Allowance for Loans Losses at December 31,
	2011		2010
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$304	4.0%	$436	4.4%
Construction	294	3.1%	1,183	6.2%
Commercial real estate	4,833	63.2%	3,760	60.4%
Residential real estate	987	29.3%	798	28.6%
Consumer and other loans	9	0.4%	56	0.4%
Unallocated	783	-	164	-
Total	$7,210	100.0%	$6,397	100.0%

Premises and Equipment.    Net premises and equipment increased by $1.8 million, or 25.5%, from $6.9 million at December 31, 2013 to $8.7 million at December 31, 2014 primarily due to a technology upgrade completed in 2014.

Bank-owned Life Insurance.    Our BOLI carrying value increased to $12.2 million at December 31, 2014 from $11.9 million at December 31, 2013.  The increase was principally the result of $322 thousand in net earnings on BOLI policies in 2014.

Deposits.    Total deposits increased $28.0 million, or 6.5%, to $458.3 million at December 31, 2014, from $430.3 million at December 31, 2013.  The increase in deposits was due to increases in non-interest bearing deposits of $12.3 million, or 21.1%, interest bearing deposits of $8.0 million, or 2.9%, and time deposits of $7.7 million, or 7.6%, for December 31, 2014, as compared to December 31, 2013.    Our funding mix continued to improve as non-interest deposits increased.

Total average deposits increased $9.6 million from $436.7 million for the year ended December 31, 2013 to $446.2 million for the year ended December 31, 2014, a 2.2% increase.  Average NOW accounts increased $5.4 million, or 4.7%, from $113.5 million for 2013 to $118.9 million for 2014.  Average demand accounts increased $9.4 million, or 16.6% from $56.4 million for 2013 to $65.7 million for 2014.  Average time deposits increased $6.7 million, or 6.8%, from $99.0 million for 2013 to $105.7 million for 2014.  Average savings accounts decreased $9.4 million or 6.1%, from $153.3 million for 2013 to $144.0 million for 2014.  Average money market balances decreased $2.5 million, or 17.4% from $14.4 million for 2013 to $11.9 million for 2014.  Increases to average NOW accounts and demand deposits were partly offset by the aforementioned decreases in other deposit categories.

The average balances and weighted average rates paid on deposits for 2014,  2013 and 2012 are presented below.

	Year Ended December 31,
	2014 Average		2013 Average		2012 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$65,720	- %	$56,361	- %	$47,180	- %
NOW	118,913	0.15%	113,535	0.14%	96,432	0.17%
Money market	11,901	0.14%	14,409	0.20%	16,110	0.34%
Savings	143,965	0.21%	153,322	0.23%	162,052	0.37%
Time	105,748	1.09%	99,025	1.31%	106,372	1.57%
Total deposits	$446,247	0.37%	$436,652	0.42%	$428,146	0.58%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2014 is presented in the following table.

(Dollars in thousands)
3 months or less	$4,975
3 to 6 months	9,560
6 to 12 months	6,900
Over 12 months	16,470
Total	$37,905

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2014, we had $46.0 million in long-term advances outstanding at a weighted average interest rate of 3.02%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Average daily amount of short-term borrowings outstanding during the period	$2,657	$3,964	$53
Weighted average interest rate on average daily short-term borrowings	0.34%	0.38%	0.42%
Maximum short-term borrowings outstanding at any month-end	$23,500	$17,500	$1,500
Short-term borrowings outstanding at period end	$23,500	$-	$-
Weighted average interest rate on short-term borrowings at period end	0.39%	- %	- %

Junior Subordinated Debentures.    On June 28, 2007, we raised $12.9 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2014 was 1.68%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve Board allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

Equity.  Stockholders’ equity inclusive of AOCI, net of income taxes, was $51.2 million at December 31, 2014, an increase of $4.8 million, from the $46.4 million at year-end 2013. The increase in stockholders’ equity was due to $2.6 million in net income in 2014, and a $2.3 million increase in unrealized gains on securities available for sale, net of tax at December 31, 2014 as compared to December 31, 2013.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2014 AND 2013

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

For the year ended December 31, 2014, the Company reported net income of $2.6 million, or $0.57 per basic and diluted share, as compared to net income of $1.4 million, or $0.38 per basic and $0.37 per diluted share, for the same period last year.  The increase in net income for the year ended December 31, 2014 was primarily attributed to a decrease in credit quality costs of $2.3 million, or 49.3%, and an increase in net interest income of $1.6 million, which were partially offset by increases in certain non-interest expenses.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2014 and 2013.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Year Ended December 31,
(Dollars in thousands)	2014			2013			2012
	Average		Average	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$31,079	$1,362	4.38%	$30,758	$1,535	4.99%	$31,397	$1,724	5.49%
Taxable	59,774	854	1.43%	87,155	603	0.69%	86,456	1,148	1.33%
Total securities	90,853	2,216	2.44%	117,913	2,138	1.81%	117,853	2,872	2.44%
Total loans receivable (1) (4)	429,320	19,512	4.54%	372,894	18,007	4.83%	339,927	17,646	5.19%
Other interest-earning assets	8,519	11	0.13%	6,488	16	0.25%	18,154	35	0.19%
Total earning assets	528,692	21,739	4.11%	497,295	20,161	4.05%	475,934	20,553	4.32%

Non-interest earning assets	36,881			37,620			41,795
Allowance for loan losses	(5,688)			(5,763)			(7,164)
Total Assets	$559,885			$529,152			$510,565

Sources of Funds:
Interest bearing deposits:
NOW	$118,913	$184	0.15%	$113,535	$154	0.14%	$96,432	$164	0.17%
Money market	11,901	17	0.14%	14,409	29	0.20%	16,110	54	0.34%
Savings	143,965	296	0.21%	153,322	351	0.23%	162,052	606	0.37%
Time	105,748	1,151	1.09%	99,025	1,293	1.31%	106,372	1,670	1.57%
Total interest bearing deposits	380,527	1,648	0.43%	380,291	1,827	0.48%	380,966	2,494	0.65%
Borrowed funds	48,246	1,434	2.97%	34,526	1,157	3.35%	26,053	1,065	4.09%
Junior subordinated debentures	12,887	212	1.65%	12,887	217	1.68%	12,887	241	1.87%
Total interest bearing liabilities	441,660	3,294	0.75%	427,704	3,201	0.75%	419,906	3,800	0.90%

Non-interest bearing liabilities:
Demand deposits	65,720			56,361			47,180
Other liabilities	3,011			2,705			2,759
Total non-interest bearing liabilities	68,731			59,066			49,939
Stockholders' equity	49,494			42,382			40,720
Total Liabilities and Stockholders' Equity	$559,885			$529,152			$510,565

Net Interest Income and Margin (5)		18,445	3.49%		16,960	3.41%		16,753	3.52%
Tax-equivalent basis adjustment		(439)			(519)			(586)
Net Interest Income		$18,006			$16,441			$16,167

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

Net interest income on a fully tax equivalent basis increased $1.5 million, or 8.8%, to $18.4 million for the year ended December 31, 2014 as compared to $17.0 million for same period in 2013.  The increase in net interest income was largely due to an increase in average interest earning assets of $31.4 million or 6.3%, and by the net interest margin increasing 8 basis points to 3.49% for the year ended December 31, 2014 compared to the same period last year.  The increase in average interest earning assets was driven by growth in average total loans receivable of $56.4 million, offset by a decrease in average securities of $27.1 million.  The increase in the net interest margin was mostly due to an improvement in asset mix, which resulted in an increase in the average rate paid on interest earning assets of 6 basis points to 4.11% for the year ended December 31, 2014 from 4.05% for the same period in 2013.

Interest Income.    Total interest income, on a fully taxable equivalent basis, increased $1.6 million, or 7.8%, to $21.7 million for the year ended December 31, 2014 compared to $20.2 million for the year ended December 31, 2013.  The increase in interest income was largely due to an increase in the average balance on interest earning assets, which increased  $31.4 million in 2014 as compared to 2013.    The increase in the average balance on interest earning assets was primarily due to an increase in the average balance on loans of $56.4 million in 2014 as compared to 2013, which was partially offset by a decrease in the average balance on securities of $27.1 million in 2014 as compared to 2013.

Interest income from securities, on a fully taxable equivalent basis, increased $78 thousand, or 3.6%, for the year ended December 31, 2014 compared to the same period in 2013.    The increase was due to an increase in the average rate of 63 basis points to 2.44% for 2014 from 1.81% for 2013.  The increase in average rate was partially offset by a decrease in the average balance of the securities portfolio of $27.1 million, or 23%, for the year ended December 31, 2014 as compared to the same period in 2013.

Interest income from the loan portfolio increased by $1.5 million,  or 8.4%, to $19.5 million for 2014 from $18.0 million for 2013.  The increase was due to an increase in the average balance on loans, which increased $56.4 million, or 15.1%, for the year ended December 31, 2014 as compared to the same period in 2013.  The increase in the average balance on loans was partially offset by a decrease of 29 basis points in the average rate on the loan portfolio for the year ended December 31, 2014 as compared to the same period in 2013.

Interest Expense.    Total interest expense increased $93 thousand, or 2.9%, to $3.3 million for the year ended December 31, 2014 from $3.2 million for the same period in 2013.  The increase was principally due to an increase in the average balance of borrowings of $13.7 million in 2014 compared to 2013.  The increase in the average balance of borrowings was partially offset by a decrease in rates paid on time and money markets deposits of 22 and 6 basis points, respectively, for 2014 compared to 2013.

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

	December 31, 2014 v. 2013			December 31, 2013 v. 2012
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$16	$(189)	$(173)	$(34)	$(155)	$(189)
Taxable	(235)	486	251	9	(554)	(545)
Total securities	(219)	297	78	(25)	(709)	(734)
Total loans receivable (2)	2,609	(1,104)	1,505	1,642	(1,281)	361
Other interest-earning assets	4	(9)	(5)	(27)	8	(19)
Total net change in income on interest-earning assets	2,394	(816)	1,578	1,590	(1,982)	(392)
Interest bearing deposits:
NOW	7	23	30	26	(36)	(10)
Money market	(5)	(7)	(12)	(5)	(20)	(25)
Savings	(20)	(35)	(55)	(31)	(224)	(255)
Time	84	(226)	(142)	(109)	(268)	(377)
Total interest bearing deposits	66	(245)	(179)	(119)	(548)	(667)
Borrowed funds	420	(143)	277	306	(214)	92
Junior subordinated debentures	-	(5)	(5)	-	(24)	(24)
Total net change in expense on interest-bearing liabilities	486	(393)	93	187	(786)	(599)
Change in net interest income	$1,908	$(423)	$1,485	$1,403	$(1,196)	$207

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(2) Includes loan fee income

Provision for Loan Losses.    Provision for loan losses decreased $1.2 million to $1.5 million for the year ended December 31, 2014, as compared to $2.7 million for the same period in 2013.  The decrease in the provision for loan losses for the year-ended December 31, 2014 was largely attributed to a decrease in charge-offs related to the resolution of problem loans.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2014 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans decreased $6.0 million, or 50.2%, to $5.9 million at December 31, 2014 from $11.9 million at December 31, 2013.  We believe these loans are adequately provided for in our loan loss allowance or are sufficiently collateralized at December 31, 2014.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to our consolidated financial statements herein for further discussion.

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

Non-interest income decreased $132 thousand, or 2.2%, to $6.0 million for the year ended December 31, 2014, as compared to the same period last year.  The decrease in non-interest income was largely due to decreases in other non-interest income of $105 thousand, gains on securities transactions of $104 thousand, service fees on deposit accounts of $88 thousand and investments and brokerage fees of $62 thousand, which were partially offset by an increase in insurance commissions and fees of $237 thousand.

Non-Interest Expense.  Total non-interest expense increased $601 thousand, or 3.3%, to $18.8 million for the year ended December 31, 2014, as compared to the same period last year.  The increase for the year ended December 31, 2014, as compared to the same period in 2013, was largely due to increases in salaries and employee benefits of $755 thousand, data processing fees of $438 thousand, other expenses of $193 thousand, occupancy expenses of $160 thousand, and furniture and equipment expenses of $142 thousand, which were partially offset by decreases in expenses and write-downs related to foreclosed real estate of $1.1 million and FDIC assessment fees of $91 thousand.  Non-interest expenses for the year ended December 31, 2014 were affected by increases in salaries and employee benefits expense and data processing fees, which were related to a technology upgrade that occurred in the third and fourth quarters of 2014.  These additional costs were incurred primarily due to additional staffing requirements, de-conversion expenses and other technology upgrade costs.  The majority of these increases are not expected to recur in 2015. In addition, the increase in salaries and employee benefits expense was also partly due to an increase in commercial lending staff.

Income Taxes.  The provision for income taxes was $1.0 million and $133 thousand for 2014 and 2013, respectively. Our effective tax rate was 27.8% and 8.5% for 2014 and 2013, respectively.  The increase in income tax expense for the year ended December 31, 2014 was primarily attributable to growth in pre-tax income from taxable sources.    See Notes 1 and 16 to our consolidated financial statements for further discussion on income taxes.

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

On August 5, 2013, we completed a rights offering resulting in the issuance of 1,198,300 shares of common stock to existing stockholders. Each shareholder was granted one subscription right to purchase 0.35 share of our common stock at a subscription price of $6.00 per whole share for every share owned on the record date. The rights offering was fully subscribed and resulted in net proceeds totaling $6.9  million, which represented gross proceeds of $7.2 million offset by offering costs of $294 thousand.

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2014, total deposits amounted to $458.3 million, an increase of $28.0 million, or 6.5%, over the prior comparable year.  At December 31, 2014, advances from the FHLBNY and subordinated debentures totaled $82.4 million and represented 13.8% of total assets as compared to $53.9 million and 10.1% of total assets, at December 31, 2013.

Loan production continued to be our principal investing activity. Net loans at December 31, 2014 amounted to $466.3 million, an increase of $79.4 million, or 20.5%, compared to the same period in 2013.

Our most liquid assets are cash and cash equivalents.  At December 31, 2014, the total of such assets amounted to $5.9 million, or 1.0%, of total assets, compared to $13.2 million, or 2.5%, of total assets at year-end 2013.  Another significant liquidity source is our available for sale securities.  At December 31, 2014, available for sale securities amounted to $78.0 million compared to $90.7 million at year-end 2013.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Board discount window.  The Bank also has the capacity to borrow an additional $58.2 million through its membership in the FHLBNY and $10.0 million line of credit at Atlantic Central Bankers Bank at December 31, 2014.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

Capital Resources.  The Bank’s regulators have classified and defined bank capital as consisting of Tier I capital, which includes tangible stockholders’ equity for common stock and certain preferred stock and other hybrid instruments, and Total risk based capital.  Total risk based capital includes Tier I capital and Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Total risk based capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2014, the Bank’s Tier I and Total risk based capital ratios were 12.79% and 14.02%, respectively.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2014, the Bank had a leverage ratio of 10.19%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2014 totaled $61.1 million, which consisted of $20.2 million in commitments to grant commercial and residential loans, $40.0 million in unfunded commitments under lines of credit and $910 thousand in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2014. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

The following table sets forth our interest rate risk profile at December 31, 2014 and 2013. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)		Estimated Increase		Estimated	Estimated Increase
Change in Interest Rates	Estimated	(Decrease)		Net Interest	(Decrease)
(basis points)	NPV(1)	Amount	Percent	Income (3)	Amount	Percent
December 31, 2014
+200bp	$ 65,759	$ (12,719)	(16.2)%	$ 19,160	$ (144)	(0.7)%
0bp	$ 78,478	-	-	$ 19,304	-	-
-100bp	$ 66,834	$ (11,644)	(14.8)%	$ 18,232	$ (1,072)	(5.6)%

December 31, 2013
+200bp	$ 66,236	$ (26,506)	(28.9)%	$ 17,081	$ 400	2.4%
0bp	$ 92,742	-	-	$ 16,681	-	-
-100bp	$ 85,596	$ (7,146)	(7.7)%	$ 15,410	$ (1,271)	(7.6)%

(1)			Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)			NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)			Assumes a gradual change in interest rates over a one year period at all maturities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes thereto may be found beginning on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

We regularly assess the adequacy of our internal control over financial reporting and enhance our controls in response to internal control assessments and internal and external audit and regulatory requirements.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13A-15 (f) and 15d-15 (f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, management used criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2014, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.  Currently, our independent public accounting firm is not required to audit our internal control over financial reporting and therefore do not offer an opinion on its effectiveness.

ITEM  9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1- Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance - Committees of the Board of Directors – Audit Committee.”

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in the Proxy Statement under the following caption is incorporated herein by reference: “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees and Services.”

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

SUSSEX BANCORP

/s/ Anthony Labozzetta
Anthony Labozzetta
President and Chief Executive Officer
Dated: March 20, 2015

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Anthony Labozzetta and Steven M. Fusco, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2015.

Name	Title
/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta
/s/ Steven M. Fusco	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)
Steven M. Fusco

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Donald L. Kovach	Director
Donald L. Kovach

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Timothy Marvil	Director
Timothy Marvil

/s/ Robert McNerney	Director
Robert McNerney

/s/ Charles Musilli	Director
Charles Musilli
/s/ John E. Ursin	Director
John E. Ursin

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sussex Bancorp

We have audited the accompanying consolidated balance sheet of Sussex Bancorp and its subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp and its subsidiary at December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 20, 2015

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$2,953	$5,521
Interest-bearing deposits with other banks	2,906	7,725
Cash and cash equivalents	5,859	13,246

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	77,976	90,676
Securities held to maturity, at amortized cost (fair value of $6,190 and
$6,060 at December 31, 2014 and 2013, respectively)	6,006	6,074
Federal Home Loan Bank Stock, at cost	3,908	2,705

Loans receivable, net of unearned income	471,973	392,402
Less: allowance for loan losses	5,641	5,421
Net loans receivable	466,332	386,981

Foreclosed real estate	4,449	2,926
Premises and equipment, net	8,650	6,892
Accrued interest receivable	1,796	1,642
Goodwill	2,820	2,820
Bank-owned life insurance	12,211	11,889
Other assets	5,808	7,960

Total Assets	$595,915	$533,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$70,490	$58,210
Interest bearing	387,780	372,087
Total deposits	458,270	430,297

Short-term borrowings	23,500	-
Long-term borrowings	46,000	41,000
Accrued interest payable and other liabilities	4,029	3,302
Junior subordinated debentures	12,887	12,887

Total Liabilities	544,686	487,486

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized;
4,673,789 and 4,640,296 shares issued and 4,662,606 and 4,629,113 shares
outstanding at December 31, 2014 and 2013, respectively	35,553	35,249
Treasury stock, at cost, 11,183 shares	(59)	(59)
Retained earnings	15,566	13,386
Accumulated other comprehensive income (loss)	169	(2,151)

Total Stockholders' Equity	51,229	46,425

Total Liabilities and Stockholders' Equity	$595,915	$533,911

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands except per share data)	2014	2013
INTEREST INCOME
Loans receivable, including fees	$19,512	$18,007
Securities:
Taxable	854	603
Tax-exempt	923	1,016
Interest bearing deposits	11	16
Total Interest Income	21,300	19,642
INTEREST EXPENSE
Deposits	1,648	1,827
Borrowings	1,434	1,157
Junior subordinated debentures	212	217
Total Interest Expense	3,294	3,201
Net Interest Income	18,006	16,441
PROVISION FOR LOAN LOSSES	1,537	2,745
Net Interest Income after Provision for Loan Losses	16,469	13,696
OTHER INCOME
Service fees on deposit accounts	1,047	1,135
ATM and debit card fees	726	699
Bank-owned life insurance	322	353
Insurance commissions and fees	3,139	2,902
Investment brokerage fees	108	170
Net gain on sales of securities	289	393
Net (loss) gain on sale of premises and equipment	(5)	1
Other	335	440
Total Other Income	5,961	6,093
OTHER EXPENSES
Salaries and employee benefits	10,079	9,324
Occupancy, net	1,624	1,464
Data processing	1,714	1,276
Furniture and equipment	729	587
Advertising and promotion	281	260
Professional fees	737	748
Director fees	475	455
FDIC assessment	607	698
Insurance	288	270
Stationary and supplies	221	191
Loan collection costs	380	347
Net expenses and write-downs related to foreclosed real estate	432	1,538
Amortization of intangible assets	-	1
Other	1,262	1,069
Total Other Expenses	18,829	18,228
Income before Income Taxes	3,601	1,561
EXPENSE FOR INCOME TAXES	1,001	133
Net Income	2,600	1,428
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on available for sale securities arising during the period	4,155	(3,785)
Reclassification adjustment for net gain on securities transactions included in net income	(289)	(393)
Income tax related to items of other comprehensive income (loss)	(1,546)	1,671
Other comprehensive income (loss), net of income taxes	2,320	(2,507)
Comprehensive income (loss)	$4,920	$(1,079)

EARNINGS PER SHARE
Basic	$0.57	$0.38
Diluted	$0.57	$0.37
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014 and 2013

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2012	3,397,873	$28,117	$11,958	$356	$(59)	$40,372
Net income	-	-	1,428	-	-	1,428
Other comprehensive loss	-	-	-	(2,507)	-	(2,507)
Restricted stock granted	32,940	-	-	-	-	-
Stock issued in rights offering	1,198,300	6,896	-	-	-	6,896
Compensation expense related to stock option and restricted stock grants	-	236	-	-	-	236

Balance December 31, 2013	4,629,113	35,249	13,386	(2,151)	(59)	46,425
Net income	-	-	2,600	-	-	2,600
Other comprehensive income	-	-	-	2,320	-	2,320
Restricted stock granted	36,043	-	-	-	-	-
Restricted stock forfeited	(2,550)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	304	-	-	-	304
Dividends declared on common stock		-	(420)	-	-	(420)

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$2,600	$1,428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,537	2,745
Depreciation and amortization	797	669
Net amortization of securities premiums and discounts	1,711	3,057
Net realized gain on sale of securities	(289)	(393)
Net realized loss (gain) on sale of premises and equipment	5	(1)
Net realized gain on sale of foreclosed real estate	(10)	(17)
Write-downs of and provisions for foreclosed real estate	222	1,177
Deferred income tax (benefit) expense	(925)	1,135
Earnings on bank-owned life insurance	(322)	(353)
Compensation expense for stock options and stock awards	304	236
(Increase) decrease in assets:
Accrued interest receivable	(154)	99
Other assets	1,531	(940)
Decrease in accrued interest payable and other liabilities	727	263
Net Cash Provided by Operating Activities	7,734	9,105
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(24,437)	(32,388)
Sales	27,905	15,125
Maturities, calls and principal repayments	11,721	38,672
Securities held to maturity:
Purchases	(2,099)	(2,122)
Maturities, calls and principal repayments	2,122	1,223
Net increase in loans	(83,498)	(51,203)
Proceeds from the sale of foreclosed real estate	875	5,629
Purchases of bank premises and equipment	(2,586)	(1,508)
Proceeds from the sale of premises and equipment	26	13
Increase in Federal Home Loan Bank stock	(1,203)	(725)
Net Cash Used in Investing Activities	(71,174)	(27,284)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	27,973	(2,139)
Increase in short-term borrowed funds	23,500	-
Proceeds of long-term borrowings	10,000	15,000
Repayment of long-term borrowings	(5,000)	-
Net proceeds from issuance of common stock	-	6,896
Dividends paid, net of reinvestments	(420)	-
Net Cash Provided by Financing Activities	56,053	19,757
Net (Decrease) Increase in Cash and Cash Equivalents	(7,387)	1,578
Cash and Cash Equivalents - Beginning	13,246	11,668
Cash and Cash Equivalents - Ending	$5,859	$13,246

Supplementary Cash Flows Information
Interest paid	$3,286	$3,239
Income taxes paid	$1,064	$46

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$2,610	$4,237
Foreclosed real estate transferred to fixed assets	$-	$412

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

Organization and Nature of Operations

The Company’s business is conducted principally through the Bank.  The Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey, one branch in Warren County, New Jersey and one branch in Orange County, New York.  As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. The Company opened a loan production and insurance agency satellite office in Rochelle Park, New Jersey during the fourth quarter of 2011, a corporate office in Rockaway, New Jersey during the first quarter of 2014, and a  regional office and corporate center in Wantage, New Jersey during the third quarter of 2014.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the other-than-temporary impairment, allowance for loan losses, valuation of foreclosed real estate, valuation of goodwill and intangible assets, the valuation of deferred tax assets and the fair value of financial instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include highly liquid instruments with original maturities of less than 90 days, primarily, balances due from banks, interest bearing deposits with banks and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

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

The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (“AOCI”), net of tax.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $3.9 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank-owned Life Insurance (“BOLI”)

BOLI is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees in order to fund certain employee and director benefits.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $12.2 million at December 31, 2014 and $11.9 million at December 31, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2014 and 2013, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically assesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

The Company accounts for income taxes under the asset/liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740, Income Taxes.  The income tax guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which they occur.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2014.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2014 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2011 remain subject to examination by respective tax authorities.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the first installment as of the policy effective date.  Revenues from subsequent installments are recorded at the installment due date.  Tri-State records its commission as a percentage of each installment due.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 consolidated financial statement presentation.

New Accounting Standards

In January 2014, FASB issued Accounting Standards Update ("ASU") 2014-04, Receivables - Troubled Debt Restructurings by Creditors.  This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SEGMENT REPORTING

Segment information for 2014 and 2013 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2014:
Net interest income from external sources	$18,004	$2	$18,006
Other income from external sources	2,787	3,174	5,961
Depreciation and amortization	776	21	797
Income before income taxes	3,100	501	3,601
Income tax expense (1)	801	200	1,001
Total assets	591,192	4,723	595,915

Year Ended December 31, 2013:
Net interest income from external sources	$16,438	$3	$16,441
Other income from external sources	3,161	2,932	6,093
Depreciation and amortization	656	13	669
Income before income taxes	1,123	438	1,561
Income tax (benefit) expense (1)	(42)	175	133
Total assets	530,925	2,986	533,911

 (1) Calculated at statutory tax rate of 40%.

NOTE 3 – FAIR VALUE OF ASSETS AND LIABILITIES

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The fair value amounts have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Level III - Assets and liabilities that have little to no pricing observability as of reported date.  These items do not have two-way markets and are measured using management’s best estimate of market participants’ estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of December 31, 2014 and 2013:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2014
U.S. government agencies	$7,858	$-	$7,858	$-
State and political subdivisions	26,384	-	26,384	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,724	-	43,724	-
Equity securities-financial services industry and other	10	10	-	-

December 31, 2013
U.S. government agencies	$5,380	$-	$5,380	$-
State and political subdivisions	25,875	-	25,875	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	58,937	-	58,937	-
Equity securities-financial services industry and other	484	484	-	-

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2014
Impaired loans	$1,087	$-	$-	$1,087
Foreclosed real estate	761	-	-	761

December 31, 2013
Impaired loans	$5,483	$-	$-	$5,483
Foreclosed real estate	1,008	-	-	1,008

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

December 31, 2014
Impaired loans	$1,087	Appraisal of	Appraisal	0% to -66.2%
		collateral	adjustments (1)	(-10.6%)

Foreclosed real estate	761	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2013
Impaired loans	$5,483	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	1,008	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2014 and 2013:

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

Securities: The fair value of securities, available for sale (carried at fair value) and securities held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level III).  In the absence of such evidence, management’s best estimate of market participants’ estimate is used.  Management’s best estimate consists of both internal and external support on certain Level III measurements.  Internal cash flow models using a

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level III investments.

Federal Home Loan Bank Stock (Carried at Cost):  The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost): The fair values of loans, other than collateral dependent impaired loans, are estimated using discounted cash flow analyses, using the market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2014 and 2013, the fair value consists of the loan balances of $1.1 million and $5.5 million, net of valuation allowance of $279 thousand and $485 thousand, respectively.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$5,859	$5,859	$5,859	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	77,976	77,976	10	77,966	-
Securities held to maturity	6,006	6,190	-	6,190	-
Federal Home Loan Bank stock	3,908	3,908	-	3,908	-
Loans receivable, net of allowance	466,332	462,984	-	-	462,984
Accrued interest receivable	1,796	1,796	-	1,796	-

Financial liabilities:
Non-maturity deposits	351,653	351,653	-	351,653	-
Time deposits	106,617	107,011	-	107,011	-
Borrowings	46,000	47,766	-	47,766	-
Junior subordinated debentures	12,887	9,361	-	9,361	-
Accrued interest payable	243	243	-	243	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2013		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$13,246	$13,246	$13,246	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	90,676	90,676	484	90,192	-
Securities held to maturity	6,074	6,060	-	6,060	-
Federal Home Loan Bank stock	2,705	2,705	-	2,705	-
Loans receivable, net of allowance	386,981	383,269	-	-	383,269
Accrued interest receivable	1,642	1,642	-	1,642	-

Financial liabilities:
Non-maturity deposits	331,350	331,350	-	331,350	-
Time deposits	98,947	99,925	-	99,925	-
Borrowings	41,000	43,149	-	43,149	-
Junior subordinated debentures	12,887	7,710	-	7,710	-
Accrued interest payable	235	235	-	235	-

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2014 and 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2014
U.S. government agencies	$7,873	$17	$(32)	$7,858
State and political subdivisions	26,432	158	(206)	26,384
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,382	500	(158)	43,724
Equity securities-financial services industry and other	8	2	-	10
	$77,695	$677	$(396)	$77,976

December 31, 2013
U.S. government agencies	$5,421	$8	$(49)	$5,380
State and political subdivisions	28,788	3	(2,916)	25,875
Mortgage-backed securities -
U.S. government-sponsored enterprises	59,640	272	(975)	58,937
Equity securities-financial services industry and other	412	85	(13)	484
	$94,261	$368	$(3,953)	$90,676

Securities with a carrying value of approximately $32.8 million and $37.2 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2014 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,369	1,385
Due after ten years	25,063	24,999
Total bonds and obligations	26,432	26,384
U.S. government agencies	7,873	7,858
Mortgage-backed securities:
U.S. government-sponsored enterprises	43,382	43,724
Equity securities-financial services industry and other	8	10
Total available for sale securities	$77,695	$77,976

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains on sales of securities available for sale were $478 thousand and $407 thousand and gross losses were $189 thousand and $14 thousand for the years ended December 31, 2014 and 2013, respectively.

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2014
U.S. government agencies	$-	$-	$2,905	$(32)	$2,905	$(32)
State and political subdivisions	7,603	(112)	5,713	(94)	13,316	(206)
Mortgage-backed securities -
U.S. government-sponsored enterprises	15,679	(94)	3,432	(64)	19,111	(158)
Total temporarily impaired securities	$23,282	$(206)	$12,050	$(190)	$35,332	$(396)

December 31, 2013
U.S. government agencies	$3,246	$(49)	$-	$-	$3,246	$(49)
State and political subdivisions	19,610	(2,046)	6,065	(870)	25,675	(2,916)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,830	(694)	9,147	(281)	39,977	(975)
Equity securities-financial services industry and other	-	-	130	(13)	130	(13)
Total temporarily impaired securities	$53,686	$(2,789)	$15,342	$(1,164)	$69,028	$(3,953)

As of December 31, 2014, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At December 31, 2014 and 2013, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2014, there were two securities with a fair value of $2.9 million that had an unrealized loss that amounted to $32 thousand.  As of December 31, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at December 31, 2014, were deemed to be other-than-temporarily impaired.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, there were two securities with a fair value of $3.2 million that had an unrealized loss that amounted to $49 thousand.

State and Political Subdivisions

At December 31, 2014 and 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2014, there were 22 securities with a fair value of $13.3 million that had an unrealized loss that amounted to $206 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2014, were deemed to be other-than-temporarily-impaired.

At December 31, 2013, there were 52 securities with a fair value of $25.7 million that had an unrealized loss of $2.9 million.

Mortgage-Backed Securities

At December 31, 2014 and 2013, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2014, there were 13 securities with a fair value of $19.1 million that had an unrealized loss of $158 thousand.  As of December 31, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were 32 securities with a fair value of $40.0 million that had an unrealized loss of $975 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of common stock of entities in the financial services industry.  At December 31, 2014, we did not have any securities in an unrealized loss position.

At December 31, 2013, there was one security with a fair value of $130 thousand that had an unrealized loss of $13 thousand.

We continue to closely monitor the performance of the securities we own as well as the impact from any further deterioration in the economy or in the financial services industry that may adversely affect these securities. We will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2014 and 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2014
State and political subdivisions	$6,006	$189	$(5)	$6,190

December 31, 2013
State and political subdivisions	$6,074	$78	$(92)	$6,060

The amortized cost and fair value of securities held to maturity at December 31, 2014 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,099	$2,099
Due after one year through five years	-	-
Due after five years through ten years	2,851	2,926
Due after ten years	1,056	1,165
Total held to maturity securities	$6,006	$6,190

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2014
State and political subdivisions	$-	$-	$811	$(5)	$811	$(5)

December 31, 2013
State and political subdivisions	$2,080	$(45)	$780	$(47)	$2,860	$(92)

As of December 31, 2014, we reviewed our held to maturity investment portfolio for indications of impairment. This

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At December 31, 2014 and 2013, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2014, there were two securities with a fair value of $811 thousand that had an unrealized loss of $5 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2014, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2014, were deemed to be other-than-temporarily impaired.

At December 31, 2013, there were five securities with a fair value of $2.9 million that had an unrealized loss of $92 thousand.

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013

Commercial and industrial loans	$20,549	$15,205
Construction	12,379	7,307
Commercial real estate	326,370	260,664
Residential real estate	111,498	107,992
Consumer and other	1,665	1,617
	472,461	392,785
Unearned net loan origination fees	(488)	(383)
Allowance for loan losses	(5,641)	(5,421)
Net loans receivable	$466,332	$386,981

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $475 thousand and $546 thousand at December 31, 2014 and 2013, respectively.  Mortgage servicing rights were immaterial at December 31, 2014 and 2013.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2014 and 2013:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Year Ended:
December 31, 2014
Beginning balance	$222	$308	$3,399	$941	$16	$535	$5,421
Charge-offs	(1)	-	(1,168)	(181)	(37)	-	(1,387)
Recoveries	17	-	39	4	10	-	70
Provision	(7)	75	1,221	139	30	79	1,537
Ending balance	$231	$383	$3,491	$903	$19	$614	$5,641

December 31, 2013
Beginning balance	$271	223	3,395	869	38	180	$4,976
Charge-offs	(55)	(350)	(2,317)	(246)	(28)	-	(2,996)
Recoveries	-	122	450	112	12	-	696
Provision	6	313	1,871	206	(6)	355	2,745
Ending balance	$222	$308	$3,399	$941	$16	$535	$5,421

The following table presents the balance in the allowance of loan losses at December 31, 2014 and 2013 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

December 31, 2014
Commercial and industrial	$231	$51	$180	$20,549	$94	$20,455
Construction	383	-	383	12,379	-	12,379
Commercial real estate	3,491	136	3,355	326,370	5,105	321,265
Residential real estate	903	101	802	111,498	2,314	109,184
Consumer and other loans	19	-	19	1,665	-	1,665
Unallocated	614	-	-	-	-	-
Total	$5,641	$288	$4,739	$472,461	$7,513	$464,948

December 31, 2013
Commercial and industrial	$222	$-	$222	$15,205	$-	$15,205
Construction	308	-	308	7,307	-	7,307
Commercial real estate	3,399	322	3,077	260,664	10,894	249,770
Residential real estate	941	163	778	107,992	2,626	105,366
Consumer and other loans	16	-	16	1,617	-	1,617
Unallocated	535	-	-	-	-	-
Total	$5,421	$485	$4,401	$392,785	$13,520	$379,265

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An age analysis of loans receivable which were past due as of December 31, 2014 and 2013 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

December 31, 2014
Commercial and industrial	$9	$-	$94	$103	$20,446	$20,549	$-
Construction	1,354	-	-	1,354	11,025	12,379	-
Commercial real estate	2,395	1,209	3,936	7,540	318,830	326,370	-
Residential real estate	555	108	1,978	2,641	108,857	111,498	85
Consumer and other	5	-	1	6	1,659	1,665	-
Total	$4,318	$1,317	$6,009	$11,644	$460,817	$472,461	$85

December 31, 2013
Commercial and industrial	$13	$-	$-	$13	$15,192	$15,205	$-
Construction	-	-	-	-	7,307	7,307	-
Commercial real estate	2,139	775	9,823	12,737	247,927	260,664	123
Residential real estate	495	247	2,192	2,934	105,058	107,992	-
Consumer and other	7	1	-	8	1,609	1,617	-
Total	$2,654	$1,023	$12,015	$15,692	$377,093	$392,785	$123

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at December 31, 2014 and 2013 were:

(Dollars in thousands)	December 31, 2014	December 31, 2013

Commercial and industrial	$94	$-
Commercial real estate	3,936	9,700
Residential real estate	1,893	2,192
Consumer and other	1	-
Total	$5,924	$11,892

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2014 and 2013:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and industrial	$20,446	$9	$94	$-	$20,549
Construction	12,379	-	-	-	12,379
Commercial real estate	312,172	8,257	5,941	-	326,370
Residential real estate	108,587	457	2,454	-	111,498
Consumer and other	1,527	138	-	-	1,665
	$455,111	$8,861	$8,489	$-	$472,461

December 31, 2013
Commercial and industrial	$15,192	$13	$-	$-	$15,205
Construction	7,307	-	-	-	7,307
Commercial real estate	240,204	7,378	12,917	165	260,664
Residential real estate	104,383	871	2,738	-	107,992
Consumer and other	1,477	140	-	-	1,617
	$368,563	$8,402	$15,655	$165	$392,785

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2014 and 2013 and for the years then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2014
With no related allowance recorded:
Commercial real estate	$3,167	$3,736	$-	$3,923	$41
Residential real estate	1,829	1,835	-	1,786	53

With an allowance recorded:
Commercial and industrial	94	94	51	39	2
Commercial real estate	1,938	1,938	136	3,968	37
Residential real estate	485	489	101	567	10

Total:
Commercial and industrial	94	94	51	39	2
Commercial real estate	5,105	5,674	136	7,891	78
Residential real estate	2,314	2,324	101	2,353	63
	$7,513	$8,092	$288	$10,283	$143

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2013
With no related allowance recorded:
Construction	$-	$-	$-	$596	$-
Commercial real estate	7,394	7,967	-	8,030	67
Residential real estate	1,849	1,874	-	2,157	49

With an allowance recorded:
Commercial and industrial	-	-	-	5	-
Construction	-	-	-	318	-
Commercial real estate	3,500	4,595	322	3,443	10
Residential real estate	777	871	163	978	12

Total:
Commercial and industrial	-	-	-	5	-
Construction	-	-	-	914	-
Commercial real estate	10,894	12,562	322	11,473	77
Residential real estate	2,626	2,745	163	3,135	61
	$13,520	$15,307	$485	$15,527	$138

The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. The Company recognizes income on impaired loans by recording all payments as a reduction of principal on such loans.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2014 and 2013 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

December 31, 2014
Performing	$1,169	$421	$1,590
Non-performing	2,730	224	2,954
Total	$3,899	$645	$4,544

December 31, 2013
Performing	$1,195	$433	$1,628
Non-performing	3,000	496	3,496
Total	$4,195	$929	$5,124

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2014, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no TDRs that occurred during the year ended December 31, 2014.  The following tables summarize TDRs that occurred during the year ended December 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment

December 31, 2013
Commercial real estate	3	$3,100	$3,100
Residential real estate	2	655	548

The TDRs described above did not require an allocation of the allowance for credit losses for the years ended December 31, 2014 and 2013.  No charge-offs were recorded subsequent to modification during the years ended December 31, 2014 and 2013.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no TDRs for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2014.  The following table summarizes the TDRs for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2013:

(Dollars in thousands)	Number of Loans	Recorded Investment

December 31, 2013
Commercial real estate	3	$1,302
Residential real estate	1	269

Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.  The TDRs described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $51 thousand for the year ended December 31, 2013.  There were no charge-offs on these defaulted TDRs during the year ended December 31, 2013.

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013

Land and land improvements	$2,049	$2,080
Building and building improvements	5,953	6,301
Leasehold improvements	771	360
Furniture, fixtures and equipment	5,089	6,892
Assets in progress	175	609
	14,037	16,242
Accumulated depreciation	(5,387)	(9,350)
Premises and equipment, net	$8,650	$6,892

During the years ended December 31, 2014 and 2013, depreciation expense totaled $797 thousand and $668 thousand, respectively.

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013

Demand, non-interest bearing	$70,490	$58,210
Savings, money market and interest-bearing demand	281,163	273,140
Time deposits less than $100 thousand	68,712	63,863
Time deposits $100 thousand and over	37,905	35,084
Total deposits	$458,270	$430,297

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Within one year	$57,112
One to two years	35,353
Two to three years	7,610
Three to four years	3,971
After four years	2,571
$106,617

NOTE 9 – BORROWINGS

At December 31, 2014, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $124.3 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $168.3 million.  At December 31, 2014, the Bank had the ability to borrow up to $58.2 million at FHLBNY and $10.0 million at ACBB.

At December 31, 2014, the Company had $23.5 million in overnight advances at the FHLBNY, these advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily.

At December 31, 2014 and 2013 the Bank had the following long-term borrowings from the FHLBNY:

(Dollars in thousands)
	Interest	Balance at December 31,
Maturity Date	Rate	2014	2013

December 7, 2016	4.00%	$5,000	$5,000
June 21, 2017	4.60%	6,000	6,000
November 3, 2017	1.31%	5,000	-
December 7, 2017	3.97%	5,000	5,000
December 26, 2017	3.66%	5,000	5,000
December 26, 2017	3.79%	5,000	5,000
January 1, 2018	1.98%	-	5,000
July 17, 2018	1.65%	5,000	5,000
September 19, 2018	1.83%	5,000	5,000
January 31, 2019	2.02%	5,000	-
		$46,000	$41,000

Maturities of long-term debt in years subsequent to December 31, 2014 are as follows:

(Dollars in thousands)

Within one year	$-
One to two years	5,000
Two to three years	26,000
Three to four years	10,000
Four to five years	5,000
After five years	-
$46,000

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 the Company had $46.0 million in long-term advances, of which, $11.0 million were convertible notes that contain an option which allows the FHLBNY, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLBNY at their current market rates.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 1.68%  at December 31, 2014 and 2013.  The capital securities are currently redeemable by the Company at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

NOTE 11 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2020.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum payments under non-cancellable leases by year are as follows as of December 31, 2014:

(Dollars in thousands)
2015	$674
2016	651
2017	554
2018	472
2019	475
Thereafter	90
$2,916

Rent expense was $530 thousand and $469 thousand for the years ended December 31, 2014 and 2013, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2014 and 2013 was $130 thousand and $125 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2014 and 2013, $62 thousand and $66 thousand, respectively, was charged to expense in connection with the Plans.  At December 31, 2014 and 2013, the carrying value of the Supplemental Plans was $868 thousand and $936 thousand,  respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  At December 31, 2014 and 2013, the carrying value of deferred compensation was $148 thousand and $131 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  At December 31, 2014 and 2013, the carrying value of the DCA was $833 thousand and $551 thousand, respectively.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP.  Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5-year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment.  At December 31, 2014 and 2013, the carrying value of the SERP was $179 thousand and $102 thousand, respectively.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$4,155	$1,662	$2,493	$(3,785)	$(1,514)	$(2,271)
Reclassification adjustment for net gains on securities transactions included in net income	(289)	(116)	(173)	(393)	(157)	(236)
Total other comprehensive income (loss)	$3,866	$1,546	$2,320	$(4,178)	$(1,671)	$(2,507)

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification adjustments for gains on securities transactions of $289 thousand and $393 thousand for the years ended December 31, 2014 and 2013, respectively, are presented in the income statement on the line item for net gain on securities transactions.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(In thousands, except share and per share data)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2014:
Basic earnings per share:
Net income applicable to common stockholders	$2,600	4,541,305	$0.57
Effect of dilutive securities:
Nonvested stock awards	-	39,045
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,600	4,580,350	$0.57

Year Ended December 31, 2013:
Basic earnings per share:
Net income applicable to common stockholders	$1,428	3,781,562	$0.38
Effect of dilutive securities:
Nonvested stock awards	-	35,342
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,428	3,816,904	$0.37

There were 9,381 and 6,900 shares of unvested restricted stock awards and options outstanding during December 31, 2014 and 2013, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 15 – STOCK INCENTIVE PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Options granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2014, there were no authorized shares available for future grants under the 2004 Plan.

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Restricted stock awards may be made to any plan participant.  As of December 31, 2014, there were 233,178 shares available for future grants under the 2013 Plan.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2014 and 2013 are as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested restricted stock, beginning of year	125,922	$4.98	123,144	$4.83
Granted	36,043	8.81	32,940	6.06
Forfeited	(2,550)	7.20	-	-
Vested	(46,870)	5.21	(30,162)	4.95
Unvested restricted stock, end of period	112,545	$6.06	125,922	$4.98

Total stock-based compensation related to restricted stock awards was $300 thousand and $236 thousand for the years ended December 31, 2014 and December 31, 2013, respectively.  As of December 31, 2014 and 2013, there were $439 thousand and $438 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.7 years and 2.3 years.

Options granted to officers and other employees and which are incentive stock options, are subject to limitations under Section 422 of the Internal Revenue Code.  The option price under each such grant shall not be less than the fair market value on the date of the grant.  No option will be granted for a term in excess of ten years.  The Company established a vesting schedule that must be satisfied before the options may be exercised.

As of December 31, 2014, there were 10,525 options outstanding which will expire between January 2015 and October 2015.

Stock option transactions under all plans are summarized as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Outstanding, December 31, 2012	55,751	$12.48
Options expired	(18,933)	8.93
Options forfeited	(4,069)	14.27
Outstanding, December 31, 2013	32,749	14.31
Options granted	36,000	9.97
Options expired	(22,224)	14.97
Outstanding, December 31, 2014	46,525	$10.63	7.7	$8,280
Exercisable, December 31, 2014	10,525	$12.91	0.5	$-

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

		Weighted
Exercise	Number	Average Remaining	Number
Price	Outstanding	Life (Years)	Exercisable

9.97	36,000	9.9	-
12.63	6,708	0.8	6,708
13.39	3,817	0.1	3,817
	46,525	7.7	10,525

There were no stock options exercised during 2014 and options outstanding and exercisable had no intrinsic value at December 31, 2014.

The following table summarizes information about stock option assumptions:

December 31, 2014

Expected dividend yield	1.20%
Expected volatility	34.47%
Risk-free interest rate	1.55%
Expected option life	10.0 Years

Total stock-based compensation related to stock options was $4 thousand for the year ended December 31, 2014.

The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $9.51 per share. Expected future expense relating to the non-vested options outstanding as of December 31, 2014 is $131 thousand over a weighted average period of 4.9 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

NOTE 16 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013

Current:
Federal	$1,402	$(1,117)
State	524	115
	1,926	(1,002)
Deferred:
Federal	(689)	1,000
State	(236)	135
	(925)	1,135
	$1,001	$133

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income and comprehensive income for the years ended December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	2014		2013

Federal income tax at statutory rate	$1,224	34%	$531	34%
Tax exempt interest	(327)	(9)	(357)	(23)
State income tax, net of federal income tax effect	190	5	76	5
Bank-owned life insurance	(110)	(3)	(120)	(8)
Other	24	1	3	0
	$1,001	28%	$133	8%

The components of the net deferred tax asset at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013

Deferred tax assets:
Allowance for loan losses	$2,253	$2,165
Deferred compensation	679	594
Foreclosed real estate	204	299
AMT credit	391	-
Intangible assets	22	28
Restricted stock	55	143
Other-than-temporary impairment	-	118
Unrealized loss on securities available for sale	-	1,434
Other	397	266
Total deferred tax assets	4,001	5,047
Deferred tax liabilities:
Depreciation	(285)	(804)
Prepaid expenses	(143)	(161)
Unrealized gain on securities, available for sale	(113)	-
Total deferred tax liabilities	(541)	(965)
Net deferred tax asset	$3,460	$4,082

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

The related party loan activity for the years ended December 31, 2014 and 2013 is summarized as follows:

(Dollars in thousands)	2014	2013

Balance, beginning	$6,431	$5,325
Disbursements	349	3,362
Repayments and other	(644)	(2,256)
Balance, ending	$6,136	$6,431

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $73 thousand and $128 thousand for the years ended December 31, 2014 and 2013, respectively.  Appraisal services provided by related parties totaled $18 thousand and $56 thousand for the years ended December 31, 2014 and 2013, respectively. Engineering services provided by related parties totaled $26 thousand for the year ended December 31, 2014. The Company also paid rent to related parties for an office location in the amount of $146 thousand and $154 thousand for the years ended December 31, 2014 and 2013, respectively.

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

A summary of the Company's financial instrument commitments at December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	2014	2013

Commitments to grant loans	$20,199	$24,070
Unfunded commitments under lines of credit	39,968	43,406
Outstanding standby letters of credit	910	1,466

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.

NOTE 19 – CAPITAL AND REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $2.3 million at December 31, 2014.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 are presented below:

						To be Well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2014
Total capital (to risk-weighted assets):	$64,283	14.02%	$	>36,674	>8.00%	$	>45,843	>10.00%
Tier I capital (to risk-weighted assets):	58,640	12.79		>18,337	>4.00		>27,506	>6.00
Tier I capital (to average assets):	58,640	10.19		>23,022	>4.00		>28,778	>5.00

As of December 31, 2013
Total capital (to risk-weighted assets):	$60,659	15.47%	$	>29,246	>8.00%	$	>36,558	>10.00%
Tier I capital (to risk-weighted assets):	55,729	14.21		>14,623	>4.00		>21,935	>6.00
Tier I capital (to average assets):	55,729	10.38		>20,311	>4.00		>25,389	>5.00

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

At December 31, 2014, the Bank’s funds available for payment of dividends were $54.3 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2014.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

On August 5, 2013, we completed a rights offering resulting in the issuance of 1,198,300 shares of common stock to existing stockholders. Each shareholder was granted one subscription right to purchase 0.35 share of our common stock at a subscription price of $6.00 per whole share for every share owned on the record date. The rights offering was fully subscribed and resulted in net proceeds totaling $6.9 million, which represents gross proceeds of $7.2 million offset by offering costs of $294 thousand.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2014	2013

Assets
Cash	$1	$1,131
Investment in subsidiary	62,016	56,772
Securities available for sale	-	321
Accrued interest and other assets	2,635	1,437
Total Assets	$64,652	$59,661

Liabilities and Stockholders' Equity
Other liabilities	$536	$349
Junior subordinated debentures	12,887	12,887
Stockholders' equity	51,229	46,425
Total Liabilities and Stockholders' Equity	$64,652	$59,661

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2014	2013

Interest on investments	$8	$11
Net realized gain loss on sale of securities	(1)	-
Interest expense on debentures	(212)	(217)
Other expenses	(266)	(269)
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(471)	(475)
Income tax benefit	159	161
Loss before equity in undistributed net
income of subsidiaries	(312)	(314)
Equity in undistributed net income of subsidiaries	2,912	1,742
Net Income	2,600	1,428

Other comprehensive loss:
Unrealized losses on available for sale securities arising during the period	(21)	(2)
Reclassification adjustment for net gain on securities transactions included in net income	-	(2)
Income tax expense related to other comprehensive loss	(8)	(1)
Other comprehensive loss, net of income taxes	(29)	(5)
Comprehensive income	$2,571	$1,423

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2014	2013

Cash Flows from Operating Activities:
Net Income	$2,600	$1,428
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net change in other assets and liabilities	(718)	402
Equity in undistributed net income of subsidiaries	(2,912)	(1,742)
Net Cash (Used in) Provided by Operating Activities	(1,030)	88

Cash Flows from Investing Activities:
Securities available for sale:
Sales	320	58
Capital contribution to subsidiaries	-	(6,890)
Net Cash Provided by (Used in) Investing Activities	320	(6,832)

Cash Flows from Financing Activities:
Cash dividends paid	(420)	-
Net proceeds from issuance of common stock	-	6,896
Net Cash (Used in) Provided by Financing Activities	(420)	6,896

Net (Decrease) Increase in Cash and Cash Equivalents	(1,130)	152
Cash and Cash Equivalents - Beginning of Year	1,131	979
Cash and Cash Equivalents - End of Year	$1	$1,131

NOTE 21 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.

EXHIBIT LIST

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996).
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on April 29, 2005).
10.4*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.5*	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.6*	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.7*	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.8*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008).
10.9*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).
10.10*

Employment Agreement by and between the Company, the Bank and Donald L. Kovach, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.11*

Salary Continuation Agreement by and between the Company and Donald L. Kovach, dated March 15, 2000 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on March 16, 2011).

10.12*

Amendment #1 to the Salary Continuation Agreement with Donald L. Kovach, dated June 11, 2002 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 16, 2011).

10.13*

Amendment #2 to the Salary Continuation Agreement with Donald L. Kovach, dated January 7, 2004 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 23, 2004).

10.14*

Amendment #3 to the Salary Continuation Agreement with Donald L. Kovach, dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).

10.15*

Employment Agreement by and between Tri-State Insurance Agency, Inc. and George Lista, dated September 1, 2006 (incorporated by reference to Exhibit 10.A to the Current Report on Form 8-K filed with the SEC on September 7, 2006).

10.16*

Employment Agreement by and between the Company, the Bank and Anthony Labozzetta, dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).

10.17*

Supplemental Executive Retirement Agreement by and between the Company and Anthony J. Labozzetta, dated July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2011).

10.18*

Employment Agreement by and between the Company, the Bank and Steven M. Fusco, dated June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2010).

21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

Financial statements from the Annual Report on Form 10-K of Sussex Bancorp for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

_________

*           Management contract or compensatory plan or arrangement.

**         Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.