Form 10-Q
period 2015-03-31
SUSSEX BANCORP
filed 2015-05-13
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015 there were 4,674,997 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$2,606	$2,953
Interest-bearing deposits with other banks	4,360	2,906
Cash and cash equivalents	6,966	5,859

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	84,573	77,976
Securities held to maturity, at amortized cost (fair value of $6,704 and $6,190 at March 31, 2015 and December 31, 2014, respectively)	6,491	6,006
Federal Home Loan Bank Stock, at cost	3,539	3,908

Loans receivable, net of unearned income	473,303	471,973
Less: allowance for loan losses	5,763	5,641
Net loans receivable	467,540	466,332

Foreclosed real estate	2,852	4,449
Premises and equipment, net	8,750	8,650
Accrued interest receivable	1,908	1,796
Goodwill	2,820	2,820
Bank-owned life insurance	12,289	12,211
Other assets	6,423	5,808

Total Assets	$604,251	$595,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$76,765	$70,490
Interest bearing	396,747	387,780
Total deposits	473,512	458,270

Short-term borrowings	5,200	23,500
Long-term borrowings	56,000	46,000
Accrued interest payable and other liabilities	4,683	4,029
Junior subordinated debentures	12,887	12,887

Total Liabilities	552,282	544,686

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; 4,700,230 and 4,673,789 shares issued and 4,669,597 and 4,662,606 shares outstanding at March 31, 2015 and December 31, 2014, respectively	35,644	35,553
Treasury stock, at cost; 30,633 and 11,183 shares at March 31, 2015 and December 31, 2014, respectively	(263)	(59)
Retained earnings	16,331	15,566
Accumulated other comprehensive income	257	169

Total Stockholders' Equity	51,969	51,229

Total Liabilities and Stockholders' Equity	$604,251	$595,915
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2015	2014
INTEREST INCOME
Loans receivable, including fees	$5,172	$4,623
Securities:
Taxable	267	217
Tax-exempt	208	254
Interest bearing deposits	4	3
Total Interest Income	5,651	5,097
INTEREST EXPENSE
Deposits	416	390
Borrowings	380	348
Junior subordinated debentures	53	53
Total Interest Expense	849	791
Net Interest Income	4,802	4,306
PROVISION FOR LOAN LOSSES	305	453
Net Interest Income after Provision for Loan Losses	4,497	3,853
OTHER INCOME
Service fees on deposit accounts	213	264
ATM and debit card fees	174	167
Bank-owned life insurance	78	83
Insurance commissions and fees	1,155	973
Investment brokerage fees	22	31
Net gain on sales of securities	168	-
Other	91	73
Total Other Income	1,901	1,591
OTHER EXPENSES
Salaries and employee benefits	2,780	2,418
Occupancy, net	477	453
Data processing	354	380
Furniture and equipment	210	164
Advertising and promotion	70	44
Professional fees	146	153
Director fees	166	137
FDIC assessment	124	176
Insurance	52	76
Stationary and supplies	56	55
Loan collection costs	97	77
Net expenses and write-downs related to foreclosed real estate	164	100
Other	374	235
Total Other Expenses	5,070	4,468
Income before Income Taxes	1,328	976
EXPENSE FOR INCOME TAXES	376	298
Net Income	952	678
OTHER COMPREHENSIVE INCOME:
Unrealized gains on available for sale securities arising during the period	316	1,717
Reclassification adjustment for net gain on securities transactions included in net income	(168)	-
Income tax related to items of other comprehensive income	(60)	(687)
Other comprehensive income, net of income taxes	88	1,030
Comprehensive income	$1,040	$1,708

EARNINGS PER SHARE
Basic	$0.21	$0.15
Diluted	$0.21	$0.15
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2015 and 2014
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	678	-	-	678
Other comprehensive loss	-	-	-	1,030	-	1,030
Restricted stock granted	29,043	-	-	-	-	-
Restricted stock forfeited	(300)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	80	-	-	-	80
Balance March 31, 2014	4,657,856	$35,329	$14,064	$(1,121)	$(59)	$48,213

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229
Net income	-	-	952	-	-	952
Other comprehensive income	-	-	-	88	-	88
Treasury shares purchased	(19,450)	-	-	-	(204)	(204)
Restricted stock granted	26,441	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	91	-	-	-	91
Dividends declared on common stock	-	-	(187)	-	-	(187)

Balance March 31, 2015	4,669,597	$35,644	$16,331	$257	$(263)	$51,969

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$952	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	305	453
Depreciation and amortization	243	163
Net amortization of securities premiums and discounts	428	489
Net realized gain on sale of securities	(168)	-
Net realized gain on sale of foreclosed real estate	(27)	(13)
Write-downs of and provisions for foreclosed real estate	97	-
Deferred income tax (benefit) expense	(111)	251
Earnings on bank-owned life insurance	(78)	(83)
Compensation expense for stock options and stock awards	91	80
(Increase) decrease in assets:
Accrued interest receivable	(112)	(130)
Other assets	(563)	55
Increase in accrued interest payable and other liabilities	654	733
Net Cash Provided by Operating Activities	1,711	2,676
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(21,632)	(4)
Sales	12,767	-
Maturities, calls and principal repayments	2,161	3,646
Securities held to maturity:
Purchases	(491)	-
Maturities, calls and principal repayments	-	262
Net increase in loans	(1,552)	(21,202)
Proceeds from the sale of foreclosed real estate	1,566	242
Purchases of bank premises and equipment	(343)	(874)
Decrease (increase) in Federal Home Loan Bank stock	369	(720)
Net Cash Used in Investing Activities	(7,155)	(18,650)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	15,242	(4,460)
(Decrease) increase in short-term borrowed funds	(18,300)	15,000
Proceeds of long-term borrowings	15,000	-
Repayment of long-term borrowings	(5,000)	-
Purchase of treasury stock	(204)	-
Dividends paid	(187)	-
Net Cash Provided by Financing Activities	6,551	10,540
Net Increase (Decrease) in Cash and Cash Equivalents	1,107	(5,434)
Cash and Cash Equivalents - Beginning	5,859	13,246
Cash and Cash Equivalents - Ending	$6,966	$7,812

Supplementary Cash Flows Information
Interest paid	$827	$772
Income taxes paid	$250	$-

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$39	$443

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates eleven banking offices, eight located in Sussex County, New Jersey,  one located in Warren County, New Jersey,  one in Queens County, New York and one in Orange County, New York.

We are subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable limits.  The operations of the company and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of Tri-State are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March  31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

New Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables - Troubled Debt Restructurings by Creditors.  This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.   However, on April 1, 2015, FASB proposed to defer the effective date by one year. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March 31, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2015
U.S. government agencies	$11,428	$25	$(47)	$11,406
State and political subdivisions	32,145	276	(220)	32,201
Mortgage-backed securities -
U.S. government-sponsored enterprises	40,563	435	(43)	40,955
Equity securities-financial services industry and other	8	3	-	11
	$84,144	$739	$(310)	$84,573

December 31, 2014
U.S. government agencies	$7,873	$17	$(32)	$7,858
State and political subdivisions	26,432	158	(206)	26,384
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,382	500	(158)	43,724
Equity securities-financial services industry and other	8	2	-	10
	$77,695	$677	$(396)	$77,976

Securities with a carrying value of approximately $32.1 million and $32.8 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,301	2,333
Due after ten years	29,844	29,868
Total bonds and obligations	32,145	32,201
U.S. government agencies	11,428	11,406
Mortgage-backed securities:
U.S. government-sponsored enterprises	40,563	40,955
Equity securities-financial services industry and other	8	11
Total available for sale securities	$84,144	$84,573

Gross realized gains on sales of securities available for sale were $216 thousand and gross realized losses were $48 thousand for the three months ended March 31, 2015. There were no sales of securities available for sale for the three months ended March 31, 2014.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2015
U.S. government agencies	$5,677	$(16)	$2,784	$(31)	$8,461	$(47)
State and political subdivisions	15,522	(179)	1,859	(41)	17,381	(220)
Mortgage-backed securities -
U.S. government-sponsored enterprises	9,624	(30)	2,024	(13)	11,648	(43)
Total temporarily impaired securities	$30,823	$(225)	$6,667	$(85)	$37,490	$(310)

December 31, 2014
U.S. government agencies	$-	$-	$2,905	$(32)	$2,905	$(32)
State and political subdivisions	7,603	(112)	5,713	(94)	13,316	(206)
Mortgage-backed securities -
U.S. government-sponsored enterprises	15,679	(94)	3,432	(64)	19,111	(158)
Total temporarily impaired securities	$23,282	$(206)	$12,050	$(190)	$35,332	$(396)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2015, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At March 31, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2015, there were five securities with a fair value of $8.5 million that had an unrealized loss that amounted to $47 thousand.  As of March 31, 2015, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at March 31, 2015, were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2014, there were two securities with a fair value of $2.9 million that had an unrealized loss that amounted to $32 thousand.

State and Political Subdivisions

At March 31, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2015, there were 28 securities with a fair value of $17.4 million that had an unrealized loss that amounted to $220 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2015, were deemed to be OTTI.

At December 31, 2014, there were 22 securities with a fair value of $13.3 million that had an unrealized loss that amounted to $206 thousand.

Mortgage-Backed Securities

At March 31, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2015, there were seven securities with a fair value of $11.6 million that had an unrealized loss that amounted to $43 thousand.  As of March 31, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2015, were deemed to be OTTI.

At December 31, 2014, there were 13 securities with a fair value of $19.1 million that had an unrealized loss that amounted to $158 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of common stock of entities in the financial services industry.  At March 31, 2015, we did not have any securities in an unrealized loss position.

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

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2015 and December 31, 2014, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2015
State and political subdivisions	$6,491	$214	$(1)	$6,704

December 31, 2014
State and political subdivisions	$6,006	$189	$(5)	$6,190

The amortized cost and carrying value of securities held to maturity at March 31, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,590	$2,590
Due after one year through five years	-	-
Due after five years through ten years	2,846	2,937
Due after ten years	1,055	1,177
Total held to maturity securities	$6,491	$6,704

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2015
State and political subdivisions	$261	$(1)	$-	$-	$261	$(1)

December 31, 2014
State and political subdivisions	$-	$-	$811	$(5)	$811	$(5)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2015, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

At March 31, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2015, there was one security with a fair value of $261 thousand that had an unrealized loss that amounted to $1 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2015 were deemed to be OTTI.

At December 31, 2014, there were two securities with a fair value of $811 thousand that had an unrealized loss that amounted to $5 thousand.

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$18,822	$20,549
Construction	13,239	12,379
Commercial real estate	325,742	326,370
Residential real estate	114,663	111,498
Consumer and other	1,324	1,665
Total loans receivable	473,790	472,461
Unearned net loan origination fees	(487)	(488)
Allowance for loan losses	(5,763)	(5,641)
Net loans receivable	$467,540	$466,332

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $470 thousand and $475 thousand at March 31, 2015 and December 31, 2014, respectively. Mortgage servicing rights were immaterial at March 31, 2015 and December 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2015 and 2014:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Three Months Ended:
March 31, 2015
Beginning balance	$231	$383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	-	(188)	-	(7)	-	(214)
Recoveries	4	-	12	12	3	-	31
Provision	(78)	5	472	(74)	73	(93)	305
Ending balance	$138	$388	$3,787	$841	$88	$521	$5,763

March 31, 2014
Beginning balance	$222	308	$3,399	$941	$16	$535	$5,421
Charge-offs	-	-	(358)	(86)	(13)	-	(457)
Recoveries	12	-	4	1	3	-	20
Provision	55	7	642	6	13	(270)	453
Ending balance	$289	$315	$3,687	$862	$19	$265	$5,437

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2015 and December 31, 2014 disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

March 31, 2015
Commercial and industrial	$138	$1	$137	$18,822	$21	$18,801
Construction	388	-	388	13,239	-	13,239
Commercial real estate	3,787	334	3,453	325,742	5,944	319,798
Residential real estate	841	108	733	114,663	1,974	112,689
Consumer and other loans	88	73	15	1,324	138	1,186
Unallocated	521	-	-	-	-	-
Total	$5,763	$516	$4,726	$473,790	$8,077	$465,713

December 31, 2014
Commercial and industrial	$231	$51	$180	$20,549	$94	$20,455
Construction	383	-	383	12,379	-	12,379
Commercial real estate	3,491	136	3,355	326,370	5,105	321,265
Residential real estate	903	101	802	111,498	2,314	109,184
Consumer and other loans	19	-	19	1,665	-	1,665
Unallocated	614	-	-	-	-	-
Total	$5,641	$288	$4,739	$472,461	$7,513	$464,948

An age analysis of loans receivable, which were past due as of March 31, 2015 and December 31, 2014, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

March 31, 2015
Commercial and industrial	$10	$15	$20	$45	$18,777	$18,822	$-
Construction	-	-	-	-	13,239	13,239	-
Commercial real estate	2,165	1,107	4,917	8,189	317,553	325,742	-
Residential real estate	879	-	1,557	2,436	112,227	114,663	-
Consumer and other	2	-	139	141	1,183	1,324	1
Total	$3,056	$1,122	$6,633	$10,811	$462,979	$473,790	$1

December 31, 2014
Commercial and industrial	$9	$-	$94	$103	$20,446	$20,549	$-
Construction	1,354	-	-	1,354	11,025	12,379	-
Commercial real estate	2,395	1,209	3,936	7,540	318,830	326,370	-
Residential real estate	555	108	1,978	2,641	108,857	111,498	85
Consumer and other	5	-	1	6	1,659	1,665	-
Total	$4,318	$1,317	$6,009	$11,644	$460,817	$472,461	$85

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at March 31, 2015 and December 31, 2014 were:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$20	$94
Commercial real estate	4,917	3,936
Residential real estate	1,557	1,893
Consumer and other	138	1
Total	$6,632	$5,924

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2015 and December 31, 2014:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial and industrial	$18,794	$8	$20	$-	$18,822
Construction	13,239	-	-	-	13,239
Commercial real estate	311,692	7,519	6,531	-	325,742
Residential real estate	112,100	451	2,112	-	114,663
Consumer and other	1,186	-	138	-	1,324
	$457,011	$7,978	$8,801	$-	$473,790

December 31, 2014
Commercial and industrial	$20,446	$9	$94	$-	$20,549
Construction	12,379	-	-	-	12,379
Commercial real estate	312,172	8,257	5,941	-	326,370
Residential real estate	108,587	457	2,454	-	111,498
Consumer and other	1,527	138	-	-	1,665
	$455,111	$8,861	$8,489	$-	$472,461

The following table reflects information about our impaired loans by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$-	$-	$-	$-
Commercial real estate	2,351	2,351	-	3,167	3,736	-
Residential real estate	1,433	1,432	-	1,829	1,835	-

With an allowance recorded:
Commercial and industrial	1	1	1	94	94	51
Commercial real estate	3,593	4,162	334	1,938	1,938	136
Residential real estate	541	552	108	485	489	101
Consumer and other	138	138	73	-	-	-

Total:
Commercial and industrial	21	21	1	94	94	51
Commercial real estate	5,944	6,513	334	5,105	5,674	136
Residential real estate	1,974	1,984	108	2,314	2,324	101
Consumer and other	138	138	73	-	-	-
	$8,077	$8,656	$516	$7,513	$8,092	$288

The following table presents the average recorded investment and income recognized for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$10	$-	$-	$-
Commercial real estate	2,759	5	4,968	8
Residential real estate	1,631	1	1,845	20
Total impaired loans without a related allowance	4,400	6	6,813	28

With an allowance recorded:
Commercial and industrial	47	-	-	-
Commercial real estate	2,766	8	5,319	1
Residential real estate	513	3	849	4
Consumer and other	69	-	1	-
Total impaired loans with an allowance	3,395	11	6,169	5
Total impaired loans	$7,795	$17	$12,982	$33

We recognize interest income on performing impaired loans as payments are received.  On non-performing impaired loans we do not recognize interest income as all payments are recorded as a reduction of principal on such loans.

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

March 31, 2015
Performing	$1,162	$418	$1,580
Non-performing	2,725	223	2,948
Total	$3,887	$641	$4,528

December 31, 2014
Performing	$1,169	$421	$1,590
Non-performing	2,730	224	2,954
Total	$3,899	$645	$4,544

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2015, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three months ended March 31, 2015 and 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2015 and 2014.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2015, we held foreclosed residential real estate properties with a carrying value of $281 thousand as a result of obtaining physical possession. In addition, as of March 31, 2015, we had consumer loans with a carrying value of $1.3 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares (unvested restricted stock grants and stock options) had been issued, as well as any adjustment to income that would result from the assumed issuance of potential common shares that may be issued by us. Potential common shares related to stock options are determined using the treasury stock method.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$952	4,571,142	$0.21	$678	4,526,506	$0.15
Effect of dilutive securities:
Unvested stock awards	-	31,768		-	38,094
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$952	4,602,910	$0.21	$678	4,564,600	$0.15

There were 21,224 and 7,734 shares of unvested restricted stock awards and options outstanding during the quarter ended March 31,  2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income:
Unrealized gains on available for sale securities	$316	$127	$189	$1,717	$687	$1,030
Reclassification adjustment for net gains on securities transactions included in net income	(168)	(67)	(101)	-	-	-
Total other comprehensive income	$148	$60	$88	$1,717	$687	$1,030

Reclassification adjustments for gains on securities transactions of $168 thousand for the three months ended March 31, 2015 are presented in the income statement on the line item for net gain on securities transactions.  There were no reclassification adjustments for gains on securities transactions for the three months ended March 31, 2014.

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total
(Dollars in thousands)
Net interest income from external sources	$4,802	$-	$4,802	$4,305	$1	$4,306
Other income from external sources	743	1,158	1,901	606	985	1,591
Depreciation and amortization	239	4	243	158	5	163
Income before income taxes	928	400	1,328	622	354	976
Income tax expense (1)	216	160	376	156	142	298
Total assets	598,265	5,986	604,251	543,151	3,821	546,972

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

Information regarding our stock option plans for the three months ended March 31, 2015 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	46,525	$10.63
Options granted	15,985	10.25
Options expired	(3,817)	13.39
Options outstanding, end of quarter	58,693	$10.35	8.6	$62,065
Options exercisable, end of quarter	6,708	$12.63	0.6	$-
Option price range at end of quarter	$9.97 to $12.63
Option price of exercisable shares	$ 12.63

The following table summarizes information about stock option assumptions:

March 31, 2015

Expected dividend yield	1.56%
Expected volatility	34.32%
Risk-free interest rate	1.37%
Expected option life	10.0 Years

During the three months ended March 31, 2015, we expensed $9 thousand in stock-based compensation under stock option awards.  There was no stock-based compensation expensed under stock option awards during the three months ended March 31, 2014.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2015 was $3.56 per share. Expected future expense relating to the unvested options outstanding as of March 31, 2015 is $179 thousand over a weighted average period of 4.7 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2015, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	112,545	$6.06
Granted	26,441	10.34
Vested	(36,991)	5.80
Unvested restricted stock, end of period	101,995	$7.27

During the three months ended March 31, 2015 and 2014, we expensed $82 thousand and $80 thousand, respectively, in stock-based compensation under restricted stock awards.

At March  31, 2015, unrecognized compensation expense for unvested restricted stock was $630 thousand, which is expected to be recognized over an average period of 2.0 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2015, we had $910 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2015, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of March 31, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2015
U.S. government agencies	$11,406	$-	$11,406	$-
State and political subdivisions	32,201	-	32,201	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	40,955	-	40,955	-
Equity securities-financial services industry and other	11	11	-	-

December 31, 2014
U.S. government agencies	$7,858	$-	$7,858	$-
State and political subdivisions	26,384	-	26,384	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,724	-	43,724	-
Equity securities-financial services industry and other	10	10	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2015
Impaired loans	$1,784	$-	$-	$1,784

December 31, 2014
Impaired loans	$1,087	$-	$-	$1,087
Foreclosed real estate	761	-	-	761

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

March 31, 2015
Impaired loans	$1,784	Appraisal of	Appraisal	0% to -74.8%
		collateral	adjustments (1)	(-7.5%)

December 31, 2014
Impaired loans	$1,087	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	761	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2015 and December 31, 2014:

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

Loans Receivable (Carried at Cost): The fair values of non-impaired loans are estimated using discounted cash flow analyses, using the market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans  totaled  $1.8 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2015 and December 31, 2014, respectively.

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

The fair values of our financial instruments at March 31, 2015 and December 31, 2014, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	March 31, 2015		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$6,966	$6,966	$6,966	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	84,573	84,573	11	84,562	-
Securities held to maturity	6,491	6,704	-	6,704	-
Federal Home Loan Bank stock	3,539	3,539	-	3,539	-
Loans receivable, net of allowance	467,540	467,313	-	-	467,313
Accrued interest receivable	1,908	1,908	-	1,908	-

Financial liabilities:
Non-maturity deposits	357,007	357,007	-	357,007	-
Time deposits	116,505	107,011	-	116,918	-
Short-term borrowings	5,200	5,200	5,200	-	-
Long-term borrowings	56,000	57,738	-	57,738	-
Junior subordinated debentures	12,887	9,970	-	9,970	-
Accrued interest payable	265	265	-	265	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$5,859	$5,859	$5,859	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	77,976	77,976	-	-	-
Securities held to maturity	6,006	6,190	-	6,190	-
Federal Home Loan Bank stock	3,908	3,908	-	3,908	-
Loans receivable, net of allowance	466,332	462,984	-	-	462,984
Accrued interest receivable	1,796	1,796	-	1,796	-

Financial liabilities:
Non-maturity deposits	351,653	351,653	-	351,653	-
Time deposits	106,617	107,011	-	107,011	-
Short-term borrowings	23,500	23,500	23,500	-	-
Long-term borrowings	46,000	47,766	-	47,766	-
Junior subordinated debentures	12,887	9,361	-	9,361	-
Accrued interest payable	243	243	-	243	-

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

We continue to focus on strengthening our core operating performance by improving our net interest income and margin by closely monitoring our yield on earning assets and adjusting the rates offered on deposit products.  The economic downturn continues to impact our level of non-performing assets (“NPAs”).  We have been focused on building for the future and strengthening our core operating results within our risk management framework.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Overview -  For the quarter ended March 31,  2015, we reported net income of $952 thousand, or $0.21 per basic and diluted share, as compared to net income of $678 thousand, or $0.15 per basic and diluted share, for the same period last year.    The increase in net income for the quarter ended March 31, 2015 was primarily due to increases in net interest income of $496 thousand, other income of $310 thousand and a decline in the provision for loan losses of $148 thousand.  The aforementioned were partially offset by an increase in non-interest expenses of $602 thousand.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$31,339	$312	4.04%	$30,767	$383	5.05%
Taxable	54,267	267	2.00%	70,451	217	1.25%
Total securities	85,606	579	2.74%	101,218	600	2.40%
Total loans receivable (1) (4)	470,870	5,172	4.45%	402,757	4,623	4.66%
Other interest-earning assets	7,118	4	0.23%	5,420	3	0.22%
Total earning assets	563,594	$5,755	4.14%	$509,395	$5,226	4.16%

Non-interest earning assets	41,353			35,608
Allowance for loan losses	(5,742)			(5,650)
Total Assets	$599,205			539,353

Sources of Funds:
Interest bearing deposits:
NOW	$128,160	$50	0.16%	$115,661	$39	0.14%
Money market	14,511	5	0.14%	12,573	4	0.13%
Savings	140,497	71	0.20%	146,082	75	0.21%
Time	112,067	290	1.05%	98,931	272	1.12%
Total interest bearing deposits	395,235	416	0.43%	373,247	390	0.42%
Borrowed funds	63,715	380	2.42%	46,222	348	3.05%
Junior subordinated debentures	12,887	53	1.67%	12,887	53	1.67%
Total interest bearing liabilities	471,837	$849	0.73%	$432,356	$791	0.74%

Non-interest bearing liabilities:
Demand deposits	71,695			57,541
Other liabilities	3,595			2,194
Total non-interest bearing liabilities	75,290			59,735
Stockholders' equity	52,078			47,262
Total Liabilities and Stockholders' Equity	$599,205			$539,353

Net Interest Income and Margin (5)		4,906	3.53%		4,435	3.53%
Tax-equivalent basis adjustment		(104)			(129)
Net Interest Income		$4,802			$4,306

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

Net interest income on a fully tax equivalent basis increased $471 thousand, or 10.6%, to $4.9 million for the first quarter of 2015, as compared to $4.4 million for the same period in 2014.  The increase in net interest income was largely due to a $54.2 million, or 10.6%, increase in average interest earning assets, principally loans receivable, which increased $68.1 million, or 16.9%, and was partially offset by a decrease in the average balance on the securities portfolio of $15.6 million, or 15.4%.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $529 thousand, or 10.1%, to $5.8 million for the quarter ended March 31, 2015, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $54.2 million for the quarter ended March 31, 2015, as compared to the same period in 2014.

Our total interest income earned on loans receivable increased $549 thousand, or 11.9%, to $5.2 million for the first quarter of 2015, as compared to the same period in 2014.  The increase was driven by an increase in average balance of loans receivable of $68.1 million, or 16.9%, for the three months ended March  31, 2015, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 21 basis point decline in average yields to 4.45% for the quarter ended March 31, 2015, as compared to the same period in 2014.

Our total interest income earned on securities, on a fully tax equivalent basis, decreased $21 thousand, to $579 thousand for the quarter ended March 31, 2015 from $600 thousand for the same period in 2014.  This decrease was largely due to a decrease in the average balances on securities, which decreased $15.6 million to $85.6 million for the quarter ended March 31, 2015, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $1 thousand for the first quarter of 2015, as compared to the same period in 2014, due to an increase in average balances.  The average balances in other interest-earning assets increased $1.7 million to $7.1 million in the first quarter of 2015 from $5.4 million during the first quarter a year earlier.

Interest Expense – Our interest expense for the three months ended March 31, 2015 increased $58 thousand, or 7.3%, to $849 thousand from $791 thousand for the same period in 2014.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $39.5 million, or 9.1%, to $471.8 million for the first quarter of 2015 from $432.4 million for the same period in 2014.

Our interest expense on deposits increased $26 thousand, or 6.7%, for the quarter ended March 31, 2015, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $22.0 million during the first quarter of 2015, as compared to the same period in 2014.

Provision for Loan Losses – Provision for loan losses decreased $148 thousand, or 32.7%, to $305 thousand for the first quarter of 2015, as compared to $453 thousand for the same period in 2014.  The decrease in the provision for loan losses for the quarter ended March 31, 2015 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $310 thousand, or 19.5%, to $1.9 million for the first quarter of 2015, as compared to the same period last year.  For the first quarter of 2015, insurance commissions and fees and gains on securities transactions increased $182 thousand and $168 thousand, respectively, as compared to the same period in 2014.  The increases were partially offset by a decline in service fees on deposit accounts of $51 thousand for the first quarter of 2015, as compared to the same period in 2014.

Non-Interest Expense – Our non-interest expenses increased $602 thousand, or 13.5%, to $5.1 million for the first quarter of 2015, as compared to the same period last year.  The increase for the first quarter of 2015, as compared to the same period in 2014, was largely due to increases in salaries and employee benefits expenses of $362 thousand, other expenses of $139 thousand, expenses and write-downs related to foreclosed real estate of $64 thousand and furniture and equipment expenses of $46 thousand, which were partially offset by a decrease in FDIC fees of $52 thousand.  The increase in salaries and employee benefits expense was partially due to an increase in personnel to support our growth initiative in new markets, including the opening of our Astoria branch in the first quarter of 2015 and the addition of commercial lending staff.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $376 thousand for the three months ended March 31, 2015, compared to $298 thousand for the three months ended March 31, 2014.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2015 TO DECEMBER 31, 2014

Total Assets – At March 31, 2015, our total assets were $604.3 million, an increase of $8.3 million, or 1.4%, as compared to total assets of $595.9 million at December 31, 2014.  The increase in total assets was largely driven by growth in the securities portfolio of $7.1 million, or 8.4%, which was partially offset by a decline in foreclosed real estate of $1.6 million, or 35.9%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $1.1 million to $7.0 million at March 31, 2015, or 1.2% of total assets, from $5.9 million, or 1.0%  of total assets, at December 31, 2014.

Securities Portfolio – At March 31, 2015, the securities portfolio, which includes available for sale and held to maturity securities, was $91.1 million, compared to $84.0 million at December 31, 2014. Available for sale securities were $84.6 million at March 31, 2015, compared to $78.0 million at December 31, 2014. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $6.4 million at March 31, 2015 and $6.0 million at December 31, 2014.

Net unrealized gains in the available for sale securities portfolio were $429 thousand and $281 thousand at March 31, 2015 and December 31, 2014, respectively.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of March 31, 2015 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments totaled $3.5 million at March  31, 2015, as compared to $3.9 million at December 31, 2014,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at March 31, 2015 and December 31, 2014.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $1.3 million, or 0.3%, to $473.3 million at March 31, 2015, as compared to $472.0 million at December 31, 2014.  The increase in loans was primarily in the residential real estate portfolio, which increased $3.2 million, or 2.8%, to $114.7 million at March 31, 2015, as compared to $111.5 million at December 31, 2014. The aforementioned increase was partially offset by a decrease in the commercial and industrial portfolio of $1.7 million, or 8.4%, to $18.8 million at March 31, 2015, as compared to $20.5 million at December 31, 2014. In addition, during the first quarter of 2015, we had $6.2 million in prepayments within the commercial loan portfolio.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial loans	$18,822	$20,549
Construction	13,239	12,379
Commercial real estate	325,742	326,370
Residential real estate	114,663	111,498
Consumer and other	1,324	1,665
Total gross loans	$473,790	$472,461

Loan and Asset Quality – Our overall credit quality continued to improve through March 31, 2015, as our total problem assets, which is composed of foreclosed real estate, criticized assets and classified assets, were down 9.8% from December 31, 2014, and the ratio of NPAs to total assets improved to 1.83% at March 31, 2015 from 2.02% at December 31, 2014.

NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $983 thousand, or 8.2%, to $11.1 million at March 31, 2015, as compared to $12.0 million at December 31, 2014.  Non-accrual loans increased $708 thousand, or 12.0%, to $6.6 million at March 31, 2015, as compared to $5.9 million at December 31, 2014.  The top five non-accrual loan relationships total $3.8 million, which equates to 56.6% of total non-accrual loans and 33.9% of total NPAs at March 31, 2015.  The remaining non-accrual loans at March 31, 2015 have an average loan balance of $93 thousand.  Loans past due 30 to 89 days decreased $1.5 million, or 25.9%, to $4.2 million at March 31, 2015, as compared to $5.6 million at December 31, 2014.

We continue to actively market our foreclosed real estate properties, which decreased $1.6 million to $2.9 million at March 31, 2015, as compared to $4.4 million at December 31, 2014.  The decrease was primarily due to the sale of $1.5 million in foreclosed real estate properties and write-downs of $97 thousand during 2015, which were partially offset by $39 thousand in new foreclosed real estate properties.  At March 31, 2015, our foreclosed real estate properties had an average carrying value of approximately $259 thousand per property.

The allowance for loan losses increased $122 thousand, or 2.2%, to $5.8 million, or 1.22% of total loans, at March 31, 2015, compared to $5.6 million, or 1.20% of total loans, at December 31, 2014. We recorded $305 thousand in provision for loan losses, which was partially offset by $183 thousand in net charge-offs for the quarter ended March 31, 2015. The allowance for loan losses as a percentage of non-accrual loans decreased to 86.9% at March 31, 2015 from 95.2% at December 31, 2014.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Non-accrual loans	$6,632	$	$ 5,924
Non-accrual loans to total loans	1.40%		1.26%
Non-performing assets	$11,065	$	$ 12,048
Non-performing assets to total assets	1.83%		2.02%
Allowance for loan losses as a % of non-accrual loans	86.90%		95.22%
Allowance for loan losses to total loans	1.22%		1.20%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at March 31, 2015 were $8.1 million and at December 31, 2014 were $7.5 million.  Impaired loans measured at fair value on a non-recurring basis increased to $1.8 million on March 31, 2015 from $1.1 million at December 31, 2014.   These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2015 and December 31, 2014, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.6 million at March 31, 2015 and December 31, 2014.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2015,  we had five loan relationships totaling $1.4 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At March 31, 2015, the total allowance for loan losses increased $122 thousand, or 2.2%, to $5.8 million, as compared to $5.6 million at December 31, 2014.  The components of this increase were a provision for loan losses of $305 thousand and net charge-offs totaling $183 thousand in the quarter ended March 31, 2015.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.22% and 1.20% at March 31, 2015 and December 31, 2014, respectively.

The table below presents information regarding our provision and allowance for loan losses for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	March 31, 2015	March 31, 2014

Balance, beginning of period	$5,641	$5,421
Provision	305	453
Charge-offs	(214)	(457)
Recoveries	31	20
Balance, end of period	$5,763	$5,437

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	March 31, 2015		December 31, 2014
		Percentage of		Percentage of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$138	4.0%	$231	4.3%
Construction	388	2.8%	383	2.6%
Commercial real estate	3,787	68.7%	3,491	69.1%
Residential real estate	841	24.2%	903	23.6%
Consumer and other loans	88	0.3%	19	0.4%
Unallocated	521	-	614	-
Total	$5,763	100.0%	$5,641	100.0%

Bank-Owned Life Insurance (“BOLI”)  –  Our BOLI carrying value amounted to $12.3 million at March 31, 2015 and $12.2 million at December 31, 2014.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2015 and December 31, 2014, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $15.2 million, or 3.3%, to $473.5 million at March 31, 2015, from $458.3 million at December 31, 2014.  The increase in deposits was due to increases in both non-interest bearing deposits of $6.3 million, or 8.9%, and interest bearing deposits of $9.0 million, or 2.3%, for March 31, 2015,  as compared to December 31, 2014.  Our funding mix continues to improve as low cost deposits grow. Included in the aforementioned increase is approximately $5.0 million in new deposits attributed to the opening of our Astoria branch.

Borrowings – Borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $61.2 million and $69.5 million in borrowings, at a weighted average interest rate of 2.49% at March  31, 2015 and 2.13% at December 31, 2014.  The long-term borrowings at March 31, 2015 consisted of $45.0 million of fixed rate advances and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2015, was 1.71%.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $52.0 million at March 31, 2015, an increase of $740 thousand when compared to December 31, 2014.  The increase was largely due to net income for the quarter ended March 31, 2015.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2015, total deposits amounted to $473.5 million, an increase of $15.2 million, or 3.3%, from December 31, 2014. At March 31, 2015 and December 31, 2014, advances from FHLB and subordinated debentures totaled $74.1 million and $82.4 million, respectively, and represented 12.3% and 13.8% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at March  31, 2015, amounted to $473.3 million, an increase of $1.3 million, or 0.3%, compared to December 31, 2014.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2015, the total of such assets amounted to $7.0 million, or 1.2%, of total assets, compared to $5.9 million, or 1.0%, of total assets at December 31, 2014. Another significant liquidity source is our available for sale securities portfolio.  At March 31, 2015, available for sale securities amounted to $84.6 million, compared to $78.0 million at December 31, 2014.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $56.8 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers Bank at March 31, 2015.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank’s regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percentage of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At March 31, 2015, the Bank’s Tier I,  Tier II and Common Equity Tier I capital ratios were 12.67%, 13.90% and 12.67%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of March 31, 2015, the Bank had a leverage ratio of 9.97%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The FRB also imposes similar capital requirements on bank holding companies with consolidated assets of $500 million or more. Under FRB reporting requirements, a bank holding company that reaches $500 million or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The Bank began reporting its consolidated capital in March 2013.

We have no investment or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources, except for the trust preferred securities of the Trust.  We are not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2015,  totaled $86.2 million and consisted of $40.7 million in commitments to grant commercial real estate, construction and land development loans, $20.9 million in home equity lines of credit, $23.7 million in other unused commitments and $910 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2015:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program(1)

January 1, 2015 through January 31, 2015	-	$-	-	-
February 1, 2015 through February 28, 2015	17,900	10.46	17,900	215,100
March 1, 2015 through March 31, 2015	1,550	10.54	1,550	213,550
Total	19,450	$10.47	19,450

(1) On February 25, 2015, the Board of Directors authorized a stock repurchase program, under which we may repurchase up to 233,000 shares.  The stock repurchase program expires on February 26, 2016, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended March 31, 2015.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2015		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101

Financial statements from the Quarterly Report on Form 10-Q of Sussex Bancorp for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

_______________________________

*  Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.