Form 10-Q
period 2015-06-30
SUSSEX BANCORP
filed 2015-08-12
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

As of August 6, 2015 there were 4,646,388 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	June 30, 2015	December 31, 2014

ASSETS
Cash and due from banks	$2,699	$2,953
Interest-bearing deposits with other banks	4,074	2,906
Cash and cash equivalents	6,773	5,859

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	93,879	77,976
Securities held to maturity, at amortized cost (fair value of $6,132 and $6,190 at June 30, 2015 and December 31, 2014, respectively)	5,982	6,006
Federal Home Loan Bank Stock, at cost	3,624	3,908

Loans receivable, net of unearned income	479,069	471,973
Less: allowance for loan losses	5,752	5,641
Net loans receivable	473,317	466,332

Foreclosed real estate	3,943	4,449
Premises and equipment, net	8,886	8,650
Accrued interest receivable	1,912	1,796
Goodwill	2,820	2,820
Bank-owned life insurance	12,368	12,211
Other assets	6,393	5,808

Total Assets	$619,997	$595,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$90,490	$70,490
Interest bearing	397,228	387,780
Total deposits	487,718	458,270

Short-term borrowings	7,200	23,500
Long-term borrowings	56,000	46,000
Accrued interest payable and other liabilities	4,513	4,029
Junior subordinated debentures	12,887	12,887

Total Liabilities	568,318	544,686

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; 4,705,630 and 4,673,789 shares issued and 4,646,388 and 4,662,606 shares outstanding at June 30, 2015 and December 31, 2014, respectively	35,738	35,553
Treasury stock, at cost; 59,242 and 11,183 shares at June 30, 2015 and December 31, 2014, respectively	(592)	(59)
Retained earnings	17,028	15,566
Accumulated other comprehensive (loss) income	(495)	169

Total Stockholders' Equity	51,679	51,229

Total Liabilities and Stockholders' Equity	$619,997	$595,915
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2015	2014	2015	2014
INTEREST INCOME
Loans receivable, including fees	$5,275	$4,800	$10,447	$9,423
Securities:
Taxable	302	214	569	431
Tax-exempt	221	255	429	509
Interest bearing deposits	3	4	7	7
Total Interest Income	5,801	5,273	11,452	10,370
INTEREST EXPENSE
Deposits	438	415	854	805
Borrowings	380	361	760	709
Junior subordinated debentures	54	52	107	105
Total Interest Expense	872	828	1,721	1,619
Net Interest Income	4,929	4,445	9,731	8,751
PROVISION FOR LOAN LOSSES	200	400	505	853
Net Interest Income after Provision for Loan Losses	4,729	4,045	9,226	7,898
OTHER INCOME
Service fees on deposit accounts	213	265	426	529
ATM and debit card fees	201	185	375	352
Bank-owned life insurance	79	82	157	165
Insurance commissions and fees	736	696	1,891	1,669
Investment brokerage fees	41	37	63	68
Net gain on sales of securities	88	94	256	94
Net gain on sale of premises and equipment	8	-	8	-
Other	135	99	226	172
Total Other Income	1,501	1,458	3,402	3,049
OTHER EXPENSES
Salaries and employee benefits	2,789	2,441	5,569	4,859
Occupancy, net	443	397	920	850
Data processing	429	432	783	812
Furniture and equipment	214	112	424	276
Advertising and promotion	90	78	160	122
Professional fees	173	211	319	364
Director fees	147	105	313	242
FDIC assessment	124	175	248	351
Insurance	68	72	120	148
Stationary and supplies	49	52	105	107
Loan collection costs	59	169	156	246
Net expenses and write-downs related to foreclosed real estate	35	161	199	261
Other	302	332	676	567
Total Other Expenses	4,922	4,737	9,992	9,205
Income before Income Taxes	1,308	766	2,636	1,742
EXPENSE FOR INCOME TAXES	424	159	800	457
Net Income	884	607	1,836	1,285
OTHER COMPREHENSIVE INCOME:
Unrealized (losses) gains on available for sale securities arising during the period	(1,166)	1,636	(850)	3,353
Reclassification adjustment for net gain on securities transactions included in net income	(88)	(94)	(256)	(94)
Income tax benefit (expense) related to items of other comprehensive income	502	(617)	442	(1,304)
Other comprehensive (loss) income, net of income taxes	(752)	925	(664)	1,955
Comprehensive income	$132	$1,532	$1,172	$3,240

EARNINGS PER SHARE
Basic	$0.19	$0.13	$0.40	$0.28
Diluted	$0.19	$0.13	$0.40	$0.28
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2015 and 2014
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	1,285	-	-	1,285
Other comprehensive income	-	-	-	1,955	-	1,955
Restricted stock granted	36,043	-	-	-	-	-
Restricted stock forfeited	(300)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	156	-	-	-	156
Dividends declared on common stock		-	(140)	-	-	(140)
Balance June 30, 2014	4,664,856	$35,405	$14,531	$(196)	$(59)	$49,681

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229
Net income	-	-	1,836	-	-	1,836
Other comprehensive loss	-	-	-	(664)	-	(664)
Treasury shares purchased	(48,059)	-	-	-	(533)	(533)
Restricted stock granted	31,841	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	185	-	-	-	185
Dividends declared on common stock	-	-	(374)	-	-	(374)

Balance June 30, 2015	4,646,388	$35,738	$17,028	$(495)	$(592)	$51,679

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$1,836	$1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	505	853
Depreciation and amortization	497	326
Net amortization of securities premiums and discounts	876	924
Net realized gain on sale of securities	(256)	(94)
Net realized gain on sale of premises and equipment	(8)	-
Net realized gain on sale of foreclosed real estate	(36)	(5)
Write-downs of and provisions for foreclosed real estate	97	110
Deferred income tax benefit	(92)	(4)
Earnings on bank-owned life insurance	(157)	(165)
Compensation expense for stock options and stock awards	185	156
(Increase) decrease in assets:
Accrued interest receivable	(116)	(56)
Other assets	(51)	605
Increase in accrued interest payable and other liabilities	484	957
Net Cash Provided by Operating Activities	3,764	4,892
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(38,387)	(5)
Sales	16,462	5,033
Maturities, calls and principal repayments	4,309	6,818
Securities held to maturity:
Purchases	(716)	(577)
Maturities, calls and principal repayments	727	572
Net increase in loans	(8,660)	(37,072)
Proceeds from the sale of foreclosed real estate	1,615	682
Purchases of bank premises and equipment	(760)	(1,132)
Proceeds from the sale of premises and equipment	35	-
Decrease (increase) in Federal Home Loan Bank stock	284	(255)
Net Cash Used in Investing Activities	(25,091)	(25,936)
Cash Flows from Financing Activities
Net increase in deposits	29,448	14,049
(Decrease) increase in short-term borrowed funds	(16,300)	5,000
Proceeds of long-term borrowings	15,000	-
Repayment of long-term borrowings	(5,000)	-
Purchase of treasury stock	(533)	-
Dividends paid	(374)	(140)
Net Cash Provided by Financing Activities	22,241	18,909
Net Increase (Decrease) in Cash and Cash Equivalents	914	(2,135)
Cash and Cash Equivalents - Beginning	5,859	13,246
Cash and Cash Equivalents - Ending	$6,773	$11,111

Supplementary Cash Flows Information
Interest paid	$1,700	$1,603
Income taxes paid	$712	$119

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,170	$715

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June  30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.   We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings.  This will result in accounting for both types of arrangements as secured borrowings on the balance sheet, rather than sales.  Additionally, the ASU introduces new disclosures to (1) increase transparency about the types of collateral pledged in secured borrowing transactions and (2) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

In April 2015, FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to clarify whether a hosting arrangement (e.g., cloud computing, software as a service, infrastructure as a service, etc.) contains a software license, and thus, whether it is to be accounted for by the customer similarly to other internal-use software.  Specifically, the amendments revise the scope of Subtopic 350-40 to include internal-use software accessed through a hosting arrangement only if both of the following criteria are met: (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty.  There is no significant penalty if the customer has the ability to take delivery of the software without incurring significant cost and the ability to use the software separately without significant loss of utility or value and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.  If both of the above criteria are present in a hosting arrangement, then the arrangement contains a software license and the customer should account for that element in accordance with Subtopic 350-40 (i.e., generally capitalize and subsequently amortize the cost of the license).  If both of the above criteria are not present, the customer should account for the arrangement as a service contract (i.e., expense fees as incurred).  The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amendments are effective for all other entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of June 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2015
U.S. government agencies	$11,211	$56	$(24)	$11,243
State and political subdivisions	35,088	46	(1,000)	34,134
Mortgage-backed securities -
U.S. government-sponsored enterprises	48,397	397	(302)	48,492
Equity securities-financial services industry and other	8	2	-	10
	$94,704	$501	$(1,326)	$93,879

December 31, 2014
U.S. government agencies	$7,873	$17	$(32)	$7,858
State and political subdivisions	26,432	158	(206)	26,384
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,382	500	(158)	43,724
Equity securities-financial services industry and other	8	2	-	10
	$77,695	$677	$(396)	$77,976

Securities with a carrying value of approximately $29.3 million and $32.8 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June  30, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,010	2,966
Due after ten years	32,078	31,168
Total bonds and obligations	35,088	34,134
U.S. government agencies	11,211	11,243
Mortgage-backed securities:
U.S. government-sponsored enterprises	48,397	48,492
Equity securities-financial services industry and other	8	10
Total available for sale securities	$94,704	$93,879

Gross realized gains on sales of securities available for sale were $88 thousand and $118 thousand for the three months ended June 30, 2015 and 2014, respectively.   There were no gross realized losses on sales of securities for the three months ended June 30, 2015.  Gross realized losses were $24 thousand for the three months ended June 30, 2014.

Gross realized gains on sales of securities were $304 thousand and $118 thousand and gross losses were $48 thousand and $24 thousand for the six months ended June 30, 2015 and 2014, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June  30, 2015 and December 31, 2014.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2015
U.S. government agencies	$-	$-	$2,691	$(24)	$2,691	$(24)
State and political subdivisions	28,154	(926)	1,818	(74)	29,972	(1,000)
Mortgage-backed securities -
U.S. government-sponsored enterprises	21,900	(297)	1,997	(5)	23,897	(302)
Total temporarily impaired securities	$50,054	$(1,223)	$6,506	$(103)	$56,560	$(1,326)

December 31, 2014
U.S. government agencies	$-	$-	$2,905	$(32)	$2,905	$(32)
State and political subdivisions	7,603	(112)	5,713	(94)	13,316	(206)
Mortgage-backed securities -
U.S. government-sponsored enterprises	15,679	(94)	3,432	(64)	19,111	(158)
Total temporarily impaired securities	$23,282	$(206)	$12,050	$(190)	$35,332	$(396)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2015, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At June  30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June  30, 2015, there were two securities with a fair value of $2.7 million that had an unrealized loss that amounted to $24 thousand.  As of June  30, 2015, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at June 30, 2015 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2014, there were two securities with a fair value of $2.9 million that had an unrealized loss that amounted to $32 thousand.

State and Political Subdivisions

At June 30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2015,  there were 48 securities with a fair value of $30.0 million that had an unrealized loss that amounted to $1.0 million.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at June 30, 2015 were deemed to be OTTI.

At December 31, 2014, there were 22 securities with a fair value of $13.3 million that had an unrealized loss that amounted to $206 thousand.

Mortgage-Backed Securities

At June 30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2015, there were 13 securities with a fair value of $23.9 million that had an unrealized loss that amounted to $302 thousand.  As of June 30, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June 30, 2015 were deemed to be OTTI.

At December 31, 2014, there were 13 securities with a fair value of $19.1 million that had an unrealized loss that amounted to $158 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of common stock of an entity in the insurance services industry.  At June 30, 2015, we did not have any securities in an unrealized loss position.

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

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of June 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2015
State and political subdivisions	$5,982	$160	$(10)	$6,132

December 31, 2014
State and political subdivisions	$6,006	$189	$(5)	$6,190

The amortized cost and carrying value of securities held to maturity at June 30, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,088	$2,088
Due after one year through five years	-	-
Due after five years through ten years	2,841	2,895
Due after ten years	1,053	1,149
Total held to maturity securities	$5,982	$6,132

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2015
State and political subdivisions	$799	$(10)	$-	$-	$799	$(10)

December 31, 2014
State and political subdivisions	$-	$-	$811	$(5)	$811	$(5)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2015, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

At June 30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2015, there were two securities with a fair value of $799 thousand that had an unrealized loss that amounted to $10 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of June 30, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at June 30, 2015 were deemed to be OTTI.

At December 31, 2014, there were two securities with a fair value of $811 thousand that had an unrealized loss that amounted to $5 thousand.

NOTE 3 – LOANS

The composition of net loans receivable at June 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$17,900	$20,549
Construction	11,341	12,379
Commercial real estate	328,909	326,370
Residential real estate	120,126	111,498
Consumer and other	1,247	1,665
Total loans receivable	479,523	472,461
Unearned net loan origination fees	(454)	(488)
Allowance for loan losses	(5,752)	(5,641)
Net loans receivable	$473,317	$466,332

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $465 thousand and $475 thousand at June 30, 2015 and December 31, 2014, respectively. Mortgage servicing rights were immaterial at June 30, 2015 and December 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and six months ended June 30, 2015 and 2014:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Three Months Ended:
June 30, 2015
Beginning balance	$138	$388	$3,787	$841	$88	$521	$5,763
Charge-offs	-	-	(235)	-	(4)	-	(239)
Recoveries	1	-	24	1	2	-	28
Provision	(53)	(111)	37	56	-	271	200
Ending balance	$86	$277	$3,613	$898	$86	$792	$5,752

June 30, 2014
Beginning balance	$289	315	3,687	862	19	265	$5,437
Charge-offs	(1)	-	-	1	(9)	-	(9)
Recoveries	3	-	17	3	3	-	26
Provision	(34)	39	46	(29)	-	378	400
Ending balance	$257	$354	$3,750	$837	$13	$643	$5,854

Six Months Ended:
June 30, 2015
Beginning balance	$231	$383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	-	(423)	-	(11)	-	(453)
Recoveries	5	-	36	13	5	-	59
Provision	(131)	(106)	509	(18)	73	178	505
Ending balance	$86	$277	$3,613	$898	$86	$792	$5,752

June 30, 2014
Beginning balance	$222	308	$3,399	$941	$16	$535	$5,421
Charge-offs	(1)	-	(358)	(85)	(22)	-	(466)
Recoveries	15	-	21	4	6	-	46
Provision	21	46	688	(23)	13	108	853
Ending balance	$257	$354	$3,750	$837	$13	$643	$5,854

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2015 and December 31, 2014 disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

June 30, 2015
Commercial and industrial	$86	$-	$86	$17,900	$20	$17,880
Construction	277	-	277	11,341	-	11,341
Commercial real estate	3,613	261	3,352	328,909	4,569	324,340
Residential real estate	898	147	751	120,126	1,898	118,228
Consumer and other loans	86	73	13	1,247	138	1,109
Unallocated	792	-	-	-	-	-
Total	$5,752	$481	$4,479	$479,523	$6,625	$472,898

December 31, 2014
Commercial and industrial	$231	$51	$180	$20,549	$94	$20,455
Construction	383	-	383	12,379	-	12,379
Commercial real estate	3,491	136	3,355	326,370	5,105	321,265
Residential real estate	903	101	802	111,498	2,314	109,184
Consumer and other loans	19	-	19	1,665	-	1,665
Unallocated	614	-	-	-	-	-
Total	$5,641	$288	$4,739	$472,461	$7,513	$464,948

An age analysis of loans receivable, which were past due as of June 30, 2015 and December 31, 2014, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

June 30, 2015
Commercial and industrial	$-	$-	$20	$20	$17,880	$17,900	$-
Construction	-	-	-	-	11,341	11,341	-
Commercial real estate	1,165	560	3,413	5,138	323,771	328,909	-
Residential real estate	417	109	1,493	2,019	118,107	120,126	10
Consumer and other	6	1	138	145	1,102	1,247	-
Total	$1,588	$670	$5,064	$7,322	$472,201	$479,523	$10

December 31, 2014
Commercial and industrial	$9	$-	$94	$103	$20,446	$20,549	$-
Construction	1,354	-	-	1,354	11,025	12,379	-
Commercial real estate	2,395	1,209	3,936	7,540	318,830	326,370	-
Residential real estate	555	108	1,978	2,641	108,857	111,498	85
Consumer and other	5	-	1	6	1,659	1,665	-
Total	$4,318	$1,317	$6,009	$11,644	$460,817	$472,461	$85

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at June 30, 2015 and December 31, 2014 were:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$20	$94
Commercial real estate	3,413	3,936
Residential real estate	1,483	1,893
Consumer and other	138	1
Total	$5,054	$5,924

In determining the adequacy of the allowance for loan losses, we estimate losses based on the identification of specific problem loans through our credit review process and also estimate losses inherent in other loans on an aggregate basis by loan type.  The credit review process includes the independent evaluation of the loan officer, and assigned risk ratings by the Chief Credit Officer and a third party loan review company.  Such risk ratings are assigned loss component factors that reflect our loss estimate for each group of loans.  It is management’s and the Board of Directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system.  Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status and other information; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2015 and December 31, 2014:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2015
Commercial and industrial	$17,873	$7	$20	$-	$17,900
Construction	11,341	-	-	-	11,341
Commercial real estate	315,473	8,088	5,348	-	328,909
Residential real estate	117,335	759	2,032	-	120,126
Consumer and other	1,109	-	138	-	1,247
	$463,131	$8,854	$7,538	$-	$479,523

December 31, 2014
Commercial and industrial	$20,446	$9	$94	$-	$20,549
Construction	12,379	-	-	-	12,379
Commercial real estate	312,172	8,257	5,941	-	326,370
Residential real estate	108,587	457	2,454	-	111,498
Consumer and other	1,527	138	-	-	1,665
	$455,111	$8,861	$8,489	$-	$472,461

The following table reflects information about our impaired loans by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$-	$-	$-	$-
Commercial real estate	1,523	1,523	-	3,167	3,736	-
Residential real estate	1,208	1,211	-	1,829	1,835	-

With an allowance recorded:
Commercial and industrial	-	-	-	94	94	51
Commercial real estate	3,046	3,167	261	1,938	1,938	136
Residential real estate	690	697	147	485	489	101
Consumer and other	138	138	73	-	-	-

Total:
Commercial and industrial	20	20	-	94	94	51
Commercial real estate	4,569	4,690	261	5,105	5,674	136
Residential real estate	1,898	1,908	147	2,314	2,324	101
Consumer and other	138	138	73	-	-	-
	$6,625	$6,756	$481	$7,513	$8,092	$288

The following table presents the average recorded investment and income recognized for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$20	$-	$-	$-
Commercial real estate	1,937	10	4,321	10
Residential real estate	1,321	2	1,683	9
Total impaired loans without a related allowance	3,278	12	6,004	19

With an allowance recorded:
Commercial real estate	3,319	8	5,298	-
Residential real estate	616	3	678	3
Consumer and other	92	-	1	-
Total impaired loans with an allowance	4,027	11	5,977	3
Total impaired loans	$7,305	$23	$11,981	$22

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$13	$-	$-	$-
Commercial real estate	2,347	15	5,372	18
Residential real estate	1,490	3	1,792	29
Total impaired loans without a related allowance	3,850	18	7,164	47

With an allowance recorded:
Commercial and industrial	32	-	-	-
Commercial real estate	2,859	16	4,672	1
Residential real estate	572	6	747	7
Consumer and other	92	-	1	-
Total impaired loans with an allowance	3,555	22	5,420	8
Total impaired loans	$7,405	$40	$12,584	$55

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

June 30, 2015
Performing	$1,156	$415	$1,571
Non-performing	1,836	223	2,059
Total	$2,992	$638	$3,630

December 31, 2014
Performing	$1,169	$421	$1,590
Non-performing	2,730	224	2,954
Total	$3,899	$645	$4,544

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2015, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three and six months ended June 30, 2015 and 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and six months ended June 30, 2015 and 2014.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2015, we held foreclosed residential real estate properties with a carrying value of $242 thousand as a result of obtaining physical possession. In addition, as of June 30, 2015, we had consumer loans with a carrying value of $1.2 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$884	4,563,073	$0.19	$607	4,540,318	$0.13
Effect of dilutive securities:
Unvested stock awards	-	31,901		-	36,832
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$884	4,594,974	$0.19	$607	4,577,150	$0.13

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$1,836	4,567,091	$0.40	$1,285	4,533,451	$0.28
Effect of dilutive securities:
Unvested stock awards	-	29,986		-	35,654
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,836	4,597,077	$0.40	$1,285	4,569,105	$0.28

There were 57,423 and 7,000 shares of unvested restricted stock awards and options outstanding during the three months ended June  30,  2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  There were 83,714 and 36,043 shares of unvested restricted stock awards and options outstanding during the six months ended June 30, 2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive

NOTE 6 – OTHER COMPREHENSIVE  (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(1,166)	$(467)	$(699)	$1,636	$655	$981
Reclassification adjustment for net gains on securities transactions included in net income	(88)	(35)	(53)	(94)	(38)	(56)
Total other comprehensive (loss) income	$(1,254)	$(502)	$(752)	$1,542	$617	$925

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(850)	$(340)	$(510)	$3,353	$1,342	$2,011
Reclassification adjustment for net gains on securities transactions included in net income	(256)	(102)	(154)	(94)	(38)	(56)
Total other comprehensive (loss) income	$(1,106)	$(442)	$(664)	$3,259	$1,304	$1,955

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total
(Dollars in thousands)
Net interest income from external sources	$4,929	$-	$4,929	$4,444	$1	$4,445
Other income from external sources	758	743	1,501	760	698	1,458
Depreciation and amortization	247	7	254	157	6	163
Income before income taxes	1,280	28	1,308	724	42	766
Income tax expense (1)	413	11	424	143	16	159
Total assets	615,302	4,695	619,997	552,065	5,108	557,173

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total
(Dollars in thousands)
Net interest income from external sources	$9,731	$-	$9,731	$8,749	$2	$8,751
Other income from external sources	1,501	1,901	3,402	1,366	1,683	3,049
Depreciation and amortization	486	11	497	315	11	326
Income before income taxes	2,208	428	2,636	1,346	396	1,742
Income tax expense (1)	629	171	800	299	158	457
Total assets	615,302	4,695	619,997	552,065	5,108	557,173

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

Information regarding our stock option plans for the six months ended June  30, 2015 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	46,525	$10.63
Options granted	15,985	10.25
Options expired	(3,817)	13.39
Options outstanding, end of quarter	58,693	$10.35	8.4	$103,653
Options exercisable, end of quarter	6,708	$12.63	-	$-
Option price range at end of quarter	$9.97 to $12.63
Option price of exercisable shares	$ 12.63

The following table summarizes information about stock option assumptions:

June 30, 2015

Expected dividend yield	1.56%
Expected volatility	34.32%
Risk-free interest rate	1.37%
Expected option life	10.0 Years

During the three months ended June 30, 2015, we expensed $9 thousand in stock-based compensation under stock option awards.  There was no stock-based compensation expensed under stock option awards during the three months ended June  30, 2014.

During the six months ended June  30, 2015, we expensed $18 thousand in stock-based compensation under stock option awards.  There was no stock-based compensation expensed under stock option awards during the six months ended June  30, 2014.

The weighted average grant date fair value of options granted during the six months ended June  30,  2015 was $3.56 per share. Expected future expense relating to the unvested options outstanding as of June 30,  2015 is $170 thousand over a weighted average period of 4.4 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the six months ended June  30, 2015, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	112,545	$6.06
Granted	31,841	10.48
Vested	(48,269)	5.97
Unvested restricted stock, end of period	96,117	$7.57

During the three months ended June 30, 2015 and 2014, we expensed $85 thousand and $76 thousand, respectively, in stock-based compensation under restricted stock awards. During the six months ended June 30, 2015 and 2014, we expensed $167 thousand and $156 thousand, respectively, in stock-based compensation under restricted stock awards.

At June  30, 2015, unrecognized compensation expense for unvested restricted stock was $602 thousand, which is expected to be recognized over an average period of 1.9 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of June  30, 2015, we  had $754 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June  30, 2015, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of June  30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2015
U.S. government agencies	$11,243	$-	$11,243	$-
State and political subdivisions	34,134	-	34,134	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	48,492	-	48,492	-
Equity securities-financial services industry and other	10	10	-	-

December 31, 2014
U.S. government agencies	$7,858	$-	$7,858	$-
State and political subdivisions	26,384	-	26,384	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,724	-	43,724	-
Equity securities-financial services industry and other	10	10	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June  30, 2015 and December 31, 2014 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

June 30, 2015
Impaired loans	$1,420	$-	$-	$1,420

December 31, 2014
Impaired loans	$1,087	$-	$-	$1,087
Foreclosed real estate	761	-	-	761

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

June 30, 2015
Impaired loans	$1,420	Appraisal of	Appraisal	0% to -79.5%
		collateral	adjustments (1)	(-10.6%)

December 31, 2014
Impaired loans	$1,087	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	761	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2015 and December 31, 2014:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans  totaled  $1.4 million and $1.1 million at June  30, 2015 and December 31, 2014, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended June  30, 2015 and December 31, 2014, respectively.

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

The fair values of our financial instruments at June  30, 2015 and December 31, 2014, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	June 30, 2015		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$6,773	$6,773	$6,773	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	93,879	93,879	10	93,869	-
Securities held to maturity	5,982	6,132	-	6,132	-
Federal Home Loan Bank stock	3,624	3,624	-	3,624	-
Loans receivable, net of allowance	473,317	469,428	-	-	469,428
Accrued interest receivable	1,912	1,912	-	1,912	-

Financial liabilities:
Non-maturity deposits	369,578	369,578	-	369,578	-
Time deposits	118,140	117,997	-	117,997	-
Short-term borrowings	7,200	7,200	7,200	-	-
Long-term borrowings	56,000	57,414	-	57,414	-
Junior subordinated debentures	12,887	8,700	-	8,700	-
Accrued interest payable	264	264	-	264	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$5,859	$5,859	$5,859	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	77,976	77,976	10	77,966	-
Securities held to maturity	6,006	6,190	-	6,190	-
Federal Home Loan Bank stock	3,908	3,908	-	3,908	-
Loans receivable, net of allowance	466,332	462,984	-	-	462,984
Accrued interest receivable	1,796	1,796	-	1,796	-

Financial liabilities:
Non-maturity deposits	351,653	351,653	-	351,653	-
Time deposits	106,617	107,011	-	107,011	-
Short-term borrowings	23,500	23,500	23,500	-	-
Long-term borrowings	46,000	47,766	-	47,766	-
Junior subordinated debentures	12,887	9,361	-	9,361	-
Accrued interest payable	243	243	-	243	-

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE  30, 2015 AND 2014

Overview -  For the quarter ended June  30,  2015, we reported net income of $884 thousand, or $0.19 per basic and diluted share, as compared to net income of $607 thousand, or $0.13 per basic and diluted share, for the same period last year.  This increase equates to a 46.2% increase in net income per diluted common share for the quarter ended June 30, 2015, as compared to the same period last year. The improvement for the second quarter of 2015 was driven by increased interest income related to loan growth and a 59.7% decline in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate) as a result of improved credit quality as NPAs (excluding performing troubled debt restructured loans) fell to 1.45% of total assets at June 30, 2015 from 2.34% at June 30, 2014.    The increase in net income for the quarter ended June 30, 2015 was primarily due to an increase in net interest income of $484 thousand and a decline in the provision for loan losses of $200 thousand.  The aforementioned were partially offset by increases in non-interest expenses of $185 thousand and income tax expense of $265 thousand.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June  30, 2015 and 2014:

	Three Months Ended June 30,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$33,406	$331	3.97%	$33,764	$384	4.56%
Taxable	64,261	302	1.88%	62,775	214	1.37%
Total securities	97,667	633	2.60%	96,539	598	2.48%
Total loans receivable (1) (4)	475,855	5,275	4.45%	420,506	4,800	4.58%
Other interest-earning assets	8,844	3	0.14%	7,368	4	0.22%
Total earning assets	582,366	$5,911	4.07%	$524,413	$5,402	4.13%

Non-interest earning assets	37,693			37,675
Allowance for loan losses	(5,738)			(5,653)
Total Assets	$614,321			556,435

Sources of Funds:
Interest bearing deposits:
NOW	$128,397	$55	0.17%	$115,065	$43	0.15%
Money market	15,935	8	0.20%	11,146	4	0.14%
Savings	140,994	71	0.20%	144,942	74	0.20%
Time	118,520	304	1.03%	108,133	294	1.09%
Total interest bearing deposits	403,846	438	0.44%	379,286	415	0.44%
Borrowed funds	57,249	380	2.66%	49,244	361	2.94%
Junior subordinated debentures	12,887	54	1.68%	12,887	52	1.62%
Total interest bearing liabilities	473,982	$872	0.74%	$441,417	$828	0.75%

Non-interest bearing liabilities:
Demand deposits	83,808			63,239
Other liabilities	4,245			2,713
Total non-interest bearing liabilities	88,053			65,952
Stockholders' equity	52,286			49,066
Total Liabilities and Stockholders' Equity	$614,321			$556,435

Net Interest Income and Margin(5)		5,039	3.47%		4,574	3.50%
Tax-equivalent basis adjustment		(110)			(129)
Net Interest Income		$4,929			$4,445

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full tax equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
(4) Loans outstanding include non-accrual loans.
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

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

Net interest income on a fully tax equivalent basis increased $465 thousand, or 10.2%, to $5.0 million for the second quarter of 2015, as compared to $4.6 million for the same period in 2014.  The increase in net interest income was largely due to a $58.0 million, or 11.1%, increase in average interest earning assets, principally loans receivable, which increased $55.3 million, or 13.2%.  The Company’s net interest margin was 3.47% and 3.50% for the second quarter of 2015 and 2014, respectively.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $509 thousand, or 9.4%, to $5.9 million for the quarter ended June 30, 2015, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $58.0 million for the quarter ended June 30, 2015, as compared to the same period in 2014.

Our total interest income earned on loans receivable increased $475 thousand, or 9.9%, to $5.3 million for the second quarter of 2015, as compared to the same period in 2014.  The increase was driven by an increase in average balance of loans receivable of $55.3 million, or 13.2%, for the three months ended June 30, 2015, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 13 basis point decline in the average yield to 4.45% for the quarter ended June 30, 2015, as compared to the same period in 2014.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $35 thousand, to $633 thousand for the quarter ended June 30, 2015 from $598 thousand for the same period in 2014.  This  increase was largely due to an increase of 12 basis points in the average yield to 2.60% for the quarter ended June 30, 2015, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $1 thousand for the second quarter of 2015, as compared to the same period in 2014, due to an 8 basis point decline in the average yield to 0.14%, as compared to 0.22% in the same period in 2014.  The average balances in other interest-earning assets increased $1.5 million to $8.8 million in the second quarter of 2015 from $7.4 million during the second quarter a year earlier.

Interest Expense – Our interest expense for the three months ended June 30, 2015 increased $44 thousand, or 5.3%, to $872 thousand from $828 thousand for the same period in 2014.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $32.6 million, or 7.4%, to $474.0 million for the second quarter of 2015 from $441.4 million for the same period in 2014.

Our interest expense on deposits increased $23 thousand, or 5.5%, for the quarter ended June 30, 2015, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $24.6 million during the second quarter of 2015, as compared to the same period in 2014.

Our interest expense on borrowed funds increased $19 thousand, or 5.3%, for the quarter ended June 30, 2015, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing  $8.2 million during the second quarter of 2015, as compared to the same period in 2014.

Provision for Loan Losses – Provision for loan losses decreased $200 thousand, or 50.0%, to $200 thousand for the second quarter of 2015, as compared to $400 thousand for the same period in 2014.  The decrease in the provision for loan losses for the quarter ended June 30, 2015 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $43 thousand, or 2.9%, to $1.5 million for the second quarter of 2015, as compared to the same period last year.  For the second quarter of 2015, insurance commissions and fees and other income increased $40 thousand and $36 thousand, respectively, as compared to the same period in 2014.  The increases were partially offset by a decline in service fees on deposit accounts of $52 thousand for the second quarter of 2015, as compared to the same period in 2014

Non-Interest Expense – Our non-interest expenses increased $185 thousand, or 3.9%, to $4.9 million for the second quarter of 2015, as compared to the same period last year.  The increase for the second quarter of 2015, as compared to the same period in 2014, was largely due to increases in salaries and employee benefits of $348 thousand and furniture and equipment expenses of $102 thousand, which were partially offset by decreases in expenses and write-downs related to foreclosed real estate of $126 thousand, loan collection costs of $110 thousand and FDIC fees of $51 thousand.

The increases for the quarter ended June 30, 2015, as compared to the same period in 2014, in salaries and employee benefits expense were due in part to an increase in personnel to support our growth initiative in new markets, including the opening of our Astoria branch in the first quarter of 2015, additional staffing for business development and a temporary increase in staffing costs related to the development of a digital banking division.  The increases for the quarter ended June 30, 2015, as compared to the same period in2014, in furniture and equipment expenses were mostly related to costs associated with our new core application system, which was implemented in the third quarter of 2014.  The decreases in expenses and write-downs related to foreclosed real estate and loan collections costs are mostly due to the improvement in credit quality.  The decrease in FDIC fees is a result of the improvement in our financial and credit quality performance.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $424 thousand for the three months ended June 30, 2015, compared to $159 thousand for the three months ended June 30, 2014.  Our effective tax rate was 32.4% and 20.8% for the quarter ended June 30, 2015 and 2014, respectively.  The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Overview -  For the six months ended June 30, 2015, we reported net income of $1.8 million, or $0.40 per basic and diluted share, as compared to net income of $1.3 million, or $0.28 per basic and diluted share, for the same period last year.  The increase in net income for the six months ended June 30, 2015 was largely due to increases in net interest income of $980 thousand and non-interest income of $353 thousand, which were partially offset by increases in non-interest expenses of $787 thousand and income tax expense of $343 thousand.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$32,378	$643	4.00%	$33,747	$767	4.58%
Taxable	60,827	569	1.89%	65,119	431	1.33%
Total securities	93,205	1,212	2.62%	98,866	1,198	2.44%
Total loans receivable (4)	473,376	10,447	4.45%	411,681	9,423	4.62%
Other interest-earning assets	7,985	7	0.18%	6,399	7	0.22%
Total earning assets	574,566	$11,666	4.09%	516,946	$10,628	4.15%

Non-interest earning assets	37,979			36,647
Allowance for loan losses	(5,740)			(5,651)
Total Assets	$606,805			$547,942

Sources of Funds:
Interest bearing deposits:
NOW	$128,279	$105	0.17%	$115,361	$82	0.14%
Money market	15,227	13	0.17%	11,855	8	0.14%
Savings	140,747	142	0.20%	145,509	149	0.21%
Time	115,311	594	1.04%	103,557	566	1.10%
Total interest bearing deposits	399,564	854	0.43%	376,282	805	0.43%
Borrowed funds	60,464	760	2.53%	47,741	709	2.99%
Junior subordinated debentures	12,887	107	1.67%	12,887	105	1.64%
Total interest bearing liabilities	472,915	$1,721	0.73%	436,910	$1,619	0.75%

Non-interest bearing liabilities:
Demand deposits	77,785			60,405
Other liabilities	3,923			2,458
Total non-interest bearing liabilities	81,708			62,863
Stockholders' equity	52,182			48,169
Total Liabilities and Stockholders' Equity	$606,805			$547,942

Net Interest Income and Margin(5)		$9,945	3.49%		$9,009	3.51%
Tax-equivalent basis adjustment		(214)			(258)
Net Interest Income		$9,731			$8,751

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full tax equivalent basis, using a 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
(4) Loans outstanding include non-accrual loans.
(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

Net Interest Income – Net interest income, on a fully tax equivalent basis, increased $936 thousand, or 10.4%, to $9.9 million for the first six months of 2015, as compared to $9.0 million for the same period in 2014.  The increase in net interest income was largely due to a $57.6 million, or 11.1%, increase in average interest earning assets, principally loans receivable, which increased $61.7 million, or 15.0%, and was partially offset by a decrease in the average balance on the securities portfolio of $5.7 million, or 5.7%.  The Company’s net interest margin was 3.49% and 3.51% for the first six months of 2015 and 2014, respectively.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.0 million, or 9.8%, to $11.7 million for the six months ended June 30, 2015, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $57.6 million for the six months ended June 30, 2015, as compared to the same period in 2014.

Our total interest income earned on loans receivable increased $1.0 million, or 10.9%, to $10.4 million for the first six months of 2015, as compared to the same period in 2014.  The increase was driven by an increase in average balance of loans receivable of $61.7 million, or 15.0%, for the six months ended June 30, 2015, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 17 basis point decline in the average yield to 4.45% for the six months ended June 30, 2015, as compared to the same period in 2014.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $14 thousand to $1.2 million for the six months ended June 30, 2015 from $1.2 million for the same period in 2014.  This increase was largely due to an 18 basis point increase in the average yield to 2.62% for the six months ended June 30, 2015, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets remained flat for the first six months of 2015, as compared to the same period in 2014.  The average balances in other interest-earning assets increased $1.6 million to $8.0 million in the first six months of 2015 from $6.4 million during the first six months a year earlier.  The increase in the average balance was offset by a 4 basis point decline in the average yield to 0.18% for the six months ended June 30, 2015, as compared to the same period in 2014.

Interest Expense – Our interest expense for the six months ended June 30, 2015 increased $102 thousand, or 6.3%, to $1.7 million from $1.6 million for the same period in 2014.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $36.0 million, or 8.2%, to $472.9 million for the first six months of 2015 from $436.9 million for the same period in 2014.

Our interest expense on deposits increased $49 thousand, or 6.1%, for the six months ended June 30, 2015, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $23.3  million during the first six months of 2015, as compared to the same period in 2014.

Our interest expense on borrowed funds increased $51 thousand, or 7.2%, for the six months ended June 30, 2015, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing  $12.7 million during the first six months of 2015, as compared to the same period in 2014.

Provision for Loan Losses – Provision for loan losses decreased $348 thousand, or 40.8%, to $505 thousand for the first six months of 2015, as compared to $853 thousand for the same period in 2014.    The decrease in the provision for loan losses for the six months ended June 30, 2015 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $353 thousand, or 11.6%, to $3.4 million for the first six months of 2015 as compared to the same period last year.  The increase in non-interest income was largely due to increases in insurance commissions and fees and gains on securities transactions of $222 thousand and $162 thousand, respectively, which were partially offset by a decrease in service fees on deposit accounts of $103 thousand for the first six months of 2015, as compared to the same period in 2014.

Non-Interest Expense – Our non-interest expenses increased $787 thousand, or 8.5%, to $10.0 million for the first six months of 2015, as compared to the same period last year.  The increase for the first six months of 2015, as compared to the same period in 2014, was largely due to increases in salaries and employee benefits of $710 thousand, furniture and equipment expenses of $148 thousand and other expenses of $109 thousand, which were partially offset by decreases in FDIC fees of $103 thousand, loan collection costs of $90 thousand and expenses and write-downs related to foreclosed real estate of $62 thousand.

The increases for the six months ended June 30, 2015, as compared to the same period in 2014, in salaries and employee benefits expense were due in part to an increase in personnel to support our growth initiative in new markets, including the opening of our Astoria branch in the first quarter of 2015, additional staffing for business development and a temporary increase in staffing costs related to the development of a digital banking division.  The increases for the  six months ended June 30, 2015, as compared to the same period in 2014, in furniture and equipment expenses were mostly related to costs associated with our new core application system, which was implemented in the third quarter of 2014.    The decreases in expenses and write-downs related to foreclosed real estate and loan collections costs are mostly due to the improvement in credit quality.  The decrease in FDIC fees is a result of the improvement in our financial and credit quality performance.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $800 thousand for the six months ended June 30, 2015, compared to $457 thousand for the six months ended June 30, 2014.  Our effective tax rate was 30.4% and 26.2% for the six months ended June 30, 2015 and 2014, respectively. The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2015 TO DECEMBER 31, 2014

Total Assets – At June 30, 2015, our total assets were $620.0 million, an increase of $24.1 million, or 4.0%, as compared to total assets of $595.9 million at December 31, 2014.  The increase in total assets was largely driven by growth in the securities portfolio of $15.9 million, or 18.9% and loans receivable, net of unearned income, of $7.1 million, or 1.5%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $914 thousand to $6.8 million at June 30, 2015, or 1.1% of total assets, from $5.9 million, or 1.0%,  of total assets, at December 31, 2014.

Securities Portfolio – At June 30, 2015, the securities portfolio, which includes available for sale and held to maturity securities, was $99.9 million, compared to $84.0 million at December 31, 2014. Available for sale securities were $93.9 million at June 30, 2015, compared to $78.0 million at December 31, 2014. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $6.0 million at June 30, 2015 and $6.0 million at December 31, 2014.

Net unrealized losses in the available for sale securities portfolio were $825 thousand at June 30, 2015. Net unrealized gains in the available for sale securities portfolio were $281 thousand at December 31, 2014.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of June  30, 2015 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments totaled $3.6 million at June 30, 2015, as compared to $3.9 million at December 31, 2014,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at June 30, 2015 and December 31, 2014.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $7.1 million, or 1.5%, to $479.1 million at June 30, 2015, as compared to $472.0 million at December 31, 2014.  During the first six months of 2015, we had $52.9 million in loan production, which was largely offset by $19.8 million in loan prepayments, an increase in commercial line of credit pay downs and the sale of $18.1 million in loan participations to mitigate concentration risk.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial loans	$17,900	$20,549
Construction	11,341	12,379
Commercial real estate	328,909	326,370
Residential real estate	120,126	111,498
Consumer and other	1,247	1,665
Total gross loans	$479,523	$472,461

Loan and Asset Quality – Our overall credit quality continued to improve through June 30, 2015, as our total problem assets, which is composed of foreclosed real estate, criticized assets and classified assets, were down 7.1% from December 31, 2014, and the ratio of NPAs to total assets improved to 1.71% at June 30, 2015 from 2.02% at December 31, 2014.

NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, decreased $1.5 million, or 12.2%, to $10.6 million at June 30, 2015, as compared to $12.0 million at December 31, 2014.  Non-accrual loans decreased $870 thousand, or 14.7%, to $5.1 million at June 30, 2015, as compared to $5.9 million at December 31, 2014.  The top five non-accrual loan relationships total $3.1 million, which equates to 61.3% of total non-accrual loans and 29.3% of total NPAs at June 30, 2015.  The remaining non-accrual loans at June 30, 2015 have an average loan balance of $85 thousand.  Loans past due 30 to 89 days decreased $3.4 million, or 59.9%, to $2.3 million at June 30, 2015, as compared to $5.6 million at December 31, 2014.

We continue to actively market our foreclosed real estate properties, which decreased $506 thousand to $3.9 million at June 30, 2015, as compared to $4.4 million at December 31, 2014.  The decrease was primarily due to the sale of $1.6 million in foreclosed real estate properties and write-downs of $97 thousand during 2015, which were partially offset by $1.2 million in new foreclosed real estate properties.  At June 30, 2015, our foreclosed real estate properties had an average carrying value of approximately $303 thousand per property.

The allowance for loan losses increased $111 thousand, or 2.0%, to $5.8 million, or 1.20% of total loans, at June 30, 2015, compared to $5.6 million, or 1.20% of total loans, at December 31, 2014. We recorded $505 thousand in provision for loan losses, which was partially offset by $394 thousand in net charge-offs for the six months ended June 30, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 113.8% at June 30, 2015 from 95.2% at December 31, 2014.

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

(Dollars in thousands)	June 30, 2015	December 31, 2014

Non-accrual loans	$5,054	$	$ 5,924
Non-accrual loans to total loans	1.05%		1.26%
Non-performing assets	$10,578	$	$ 12,048
Non-performing assets to total assets	1.71%		2.02%
Allowance for loan losses as a % of non-accrual loans	113.81%		95.22%
Allowance for loan losses to total loans	1.20%		1.20%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at June 30, 2015 were $6.6 million and at December 31, 2014 were $7.5 million.  Impaired loans measured at fair value on a non-recurring basis increased to $1.4 million on June 30, 2015 from $1.1 million at December 31, 2014.   These balances consist of loans that were written down or required additional reserves during the periods ended June 30, 2015 and December 31, 2014, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.6 million at June 30, 2015 and December 31, 2014.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2015,  we had five loan relationships totaling $1.6 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At June 30, 2015, the total allowance for loan losses increased $111 thousand, or 2.0%, to $5.8 million, as compared to $5.6 million at December 31, 2014.  The components of this increase were a provision for loan losses of $505 thousand and net charge-offs totaling $394 thousand in the six months ended June 30, 2015.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.  The allowance for loan losses as a percentage of total loans was 1.20% at June 30, 2015 and December 31, 2014.

The table below presents information regarding our provision and allowance for loan losses for the six months ended June 30, 2015 and 2014:

(Dollars in thousands)	June 30, 2015	June 30, 2014

Balance, beginning of period	$5,641	$5,421
Provision	505	853
Charge-offs	(453)	(466)
Recoveries	59	46
Balance, end of period	$5,752	$5,854

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	June 30, 2015		December 31, 2014
		Percentage of		Percentage of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$86	3.7%	$231	4.3%
Construction	277	2.4%	383	2.6%
Commercial real estate	3,613	68.6%	3,491	69.1%
Residential real estate	898	25.1%	903	23.6%
Consumer and other loans	86	0.3%	19	0.4%
Unallocated	792	0.0%	614	-
Total	$5,752	100.0%	$5,641	100.0%

Bank-Owned Life Insurance (“BOLI”)  –  Our BOLI carrying value amounted to $12.4 million at June 30, 2015 and $12.2 million at December 31, 2014.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2015 and December 31, 2014, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $29.4 million, or 6.4%, to $487.7 million at June 30, 2015, from $458.3 million at December 31, 2014.  The increase in deposits was due to increases in both non-interest bearing deposits of $20.0 million, or 28.4%, and interest bearing deposits of $9.4 million, or 2.4%, for June 30, 2015, as compared to December 31, 2014.  Included in the aforementioned increase is $18.7 million in new deposits with a cost of under 0.50% attributed to our newest branch in Astoria, New York, which opened in mid-March of 2015.

Borrowings – Borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $63.2 million and

$69.5 million in borrowings, at a weighted average interest rate of 2.42% at June 30, 2015 and 2.13% at December 31, 2014.  The long-term borrowings at June 30, 2015 consisted of $45.0 million of fixed rate advances and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2015, was 1.73%.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $51.7 million at June 30, 2015, an increase of $450 thousand when compared to December 31, 2014.  The increase was largely due to net income for the six months ended June 30, 2015.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2015, total deposits amounted to $487.7 million, an increase of $29.4 million, or 6.4%, from December 31, 2014. At June 30, 2015 and December 31, 2014, advances from FHLB and subordinated debentures totaled $76.1 million and $82.4 million, respectively, and represented 12.3% and 13.8% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at June 30, 2015, amounted to $479.1 million, an increase of $7.1 million, or 1.5%, compared to December 31, 2014.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2015, the total of such assets amounted to $6.8 million, or 1.1%, of total assets, compared to $5.9 million, or 1.0%, of total assets at December 31, 2014. Another significant liquidity source is our available for sale securities portfolio.  At June 30, 2015, available for sale securities amounted to $93.9 million, compared to $78.0 million at December 31, 2014.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $74.6 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers Bank at June 30, 2015.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank’s regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percentage of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At June 30, 2015, the Bank’s Tier I,  Tier II and Common Equity Tier I capital ratios were 12.72%, 13.93% and 12.72%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of June 30, 2015, the Bank had a leverage ratio of 9.85%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at June 30, 2015,  totaled $75.7 million and consisted of $28.0 million in commitments to grant commercial real estate, construction and land development loans, $20.4 million in home equity lines of credit, $26.5 million in other unused commitments and $754 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June  30, 2015:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program(1)

April 1, 2015 through April 30, 2015	-	-	-	213,682
May 1, 2015 through May 31, 2015	17,682	11.52	17,682	196,000
June 1, 2015 through June 30, 2015	10,927	11.52	10,927	185,073
Total	28,609	$11.52	28,609

(1) On February 25, 2015, the Board of Directors authorized a stock repurchase program, under which we may repurchase up to 233,000 shares.  The stock repurchase program expires on February 26, 2016, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended June 30, 2015.

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

Date: August 12, 2015		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101

Financial statements from the Quarterly Report on Form 10-Q of Sussex Bancorp for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

_______________________________

*  Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.