Form 10-Q
period 2015-09-30
SUSSEX BANCORP
filed 2015-11-12
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2015

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

As of November  6, 2015 there were 4,645,387 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	September 30, 2015	December 31, 2014

ASSETS
Cash and due from banks	$3,104	$2,953
Interest-bearing deposits with other banks	5,067	2,906
Cash and cash equivalents	8,171	5,859

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	94,702	77,976
Securities held to maturity, at amortized cost (fair value of $6,034 and $6,190 at September 30, 2015 and December 31, 2014, respectively)	5,857	6,006
Federal Home Loan Bank Stock, at cost	4,015	3,908

Loans receivable, net of unearned income	501,203	471,973
Less: allowance for loan losses	5,641	5,641
Net loans receivable	495,562	466,332

Foreclosed real estate	3,335	4,449
Premises and equipment, net	8,773	8,650
Accrued interest receivable	1,996	1,796
Goodwill	2,820	2,820
Bank-owned life insurance	12,446	12,211
Other assets	6,242	5,808

Total Assets	$644,019	$595,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$99,316	$70,490
Interest bearing	403,193	387,780
Total deposits	502,509	458,270

Short-term borrowings	15,300	23,500
Long-term borrowings	56,000	46,000
Accrued interest payable and other liabilities	4,177	4,029
Junior subordinated debentures	12,887	12,887

Total Liabilities	590,873	544,686

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; 4,704,629 and 4,673,789 shares issued and 4,645,387 and 4,662,606 shares outstanding at September 30, 2015 and December 31, 2014, respectively	35,832	35,553
Treasury stock, at cost; 59,242 and 11,183 shares at September 30, 2015 and December 31, 2014, respectively	(592)	(59)
Retained earnings	17,793	15,566
Accumulated other comprehensive income	113	169

Total Stockholders' Equity	53,146	51,229

Total Liabilities and Stockholders' Equity	$644,019	$595,915
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2015	2014	2015	2014
INTEREST INCOME
Loans receivable, including fees	$5,390	$4,940	$15,837	$14,363
Securities:
Taxable	321	208	890	639
Tax-exempt	231	231	660	740
Interest bearing deposits	1	4	8	11
Total Interest Income	5,943	5,383	17,395	15,753
INTEREST EXPENSE
Deposits	448	424	1,302	1,229
Borrowings	390	363	1,150	1,072
Junior subordinated debentures	55	54	162	159
Total Interest Expense	893	841	2,614	2,460
Net Interest Income	5,050	4,542	14,781	13,293
PROVISION FOR LOAN LOSSES	1	378	506	1,231
Net Interest Income after Provision for Loan Losses	5,049	4,164	14,275	12,062
OTHER INCOME
Service fees on deposit accounts	230	255	656	784
ATM and debit card fees	198	182	573	534
Bank-owned life insurance	78	78	235	243
Insurance commissions and fees	955	741	2,846	2,410
Investment brokerage fees	40	11	103	79
Net gain on sales of securities	11	164	267	258
Net gain on sale of premises and equipment	-	-	8	-
Other	143	70	369	242
Total Other Income	1,655	1,501	5,057	4,550
OTHER EXPENSES
Salaries and employee benefits	2,919	2,631	8,488	7,490
Occupancy, net	410	375	1,330	1,225
Data processing	468	549	1,251	1,361
Furniture and equipment	221	184	645	460
Advertising and promotion	65	89	225	211
Professional fees	161	153	480	517
Director fees	105	137	418	379
FDIC assessment	120	183	368	534
Insurance	69	70	189	218
Stationary and supplies	49	64	154	171
Loan collection costs	19	53	175	299
Net expenses and write-downs related to foreclosed real estate	277	12	476	273
Other	480	359	1,156	926
Total Other Expenses	5,363	4,859	15,355	14,064
Income before Income Taxes	1,341	806	3,977	2,548
EXPENSE FOR INCOME TAXES	390	214	1,190	671
Net Income	951	592	2,787	1,877
OTHER COMPREHENSIVE INCOME:
Unrealized gains on available for sale securities arising during the period	1,024	511	174	3,864
Reclassification adjustment for net gain on securities transactions included in net income	(11)	(164)	(267)	(258)
Income tax related to items of other comprehensive income	(405)	(138)	37	(1,442)
Other comprehensive income (loss), net of income taxes	608	209	(56)	2,164
Comprehensive income	$1,559	$801	$2,731	$4,041

EARNINGS PER SHARE
Basic	$0.21	$0.13	$0.61	$0.41
Diluted	$0.21	$0.13	$0.61	$0.41
See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2015 and 2014
(Unaudited)

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	1,877	-	-	1,877
Other comprehensive income	-	-	-	2,164	-	2,164
Restricted stock granted	36,043	-	-	-	-	-
Restricted stock forfeited	(650)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	230	-	-	-	230
Dividends declared on common stock		-	(280)	-	-	(280)
Balance September 30, 2014	4,664,506	$35,479	$14,983	$13	$(59)	$50,416

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229
Net income	-	-	2,787	-	-	2,787
Other comprehensive loss	-	-	-	(56)	-	(56)
Treasury shares purchased	(48,059)	-	-	-	(533)	(533)
Restricted stock granted	31,841	-	-	-	-	-
Restricted stock forfeited	(1,001)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	279	-	-	-	279
Dividends declared on common stock	-	-	(560)	-	-	(560)

Balance September 30, 2015	4,645,387	$35,832	$17,793	$113	$(592)	$53,146

See Notes to Unaudited Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$2,787	$1,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	506	1,231
Depreciation and amortization	746	508
Net amortization of securities premiums and discounts	1,343	1,313
Net realized gain on sale of securities	(267)	(258)
Net realized gain on sale of premises and equipment	(8)	-
Net realized gain on sale of foreclosed real estate	(37)	(8)
Write-downs of and provisions for foreclosed real estate	314	110
Deferred income tax expense (benefit)	496	(919)
Earnings on bank-owned life insurance	(235)	(243)
Compensation expense for stock options and stock awards	279	230
Increase in assets:
Accrued interest receivable	(200)	(107)
Other assets	(893)	(402)
Increase in accrued interest payable and other liabilities	148	887
Net Cash Provided by Operating Activities	4,979	4,219
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(45,436)	(1,160)
Sales	20,705	13,261
Maturities, calls and principal repayments	6,855	9,484
Securities held to maturity:
Purchases	(1,209)	(1,450)
Maturities, calls and principal repayments	1,339	2,383
Net increase in loans	(30,948)	(51,987)
Proceeds from the sale of foreclosed real estate	2,049	685
Purchases of bank premises and equipment	(896)	(2,232)
Proceeds from the sale of premises and equipment	35	-
Increase in Federal Home Loan Bank stock	(107)	(42)
Net Cash Used in Investing Activities	(47,613)	(31,058)
Cash Flows from Financing Activities
Net increase in deposits	44,239	24,244
(Decrease) increase in short-term borrowed funds	(8,200)	5,000
Proceeds of long-term borrowings	15,000	-
Repayment of long-term borrowings	(5,000)	-
Purchase of treasury stock	(533)	-
Dividends paid	(560)	(280)
Net Cash Provided by Financing Activities	44,946	28,964
Net Increase in Cash and Cash Equivalents	2,312	2,125
Cash and Cash Equivalents - Beginning	5,859	13,246
Cash and Cash Equivalents - Ending	$8,171	$15,371

Supplementary Cash Flows Information
Interest paid	$2,592	$2,430
Income taxes paid	$954	$779

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,212	$715

See Notes to Unaudited Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September  30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year.  As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017.  All other entities have an additional year.  However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date.   Public business entities will adopt the standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  All other entities will adopt the standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019.  Early adoption is permitted as of either: (a) An annual reporting period beginning after December 15, 2016, including interim periods within that year, or (b) An annual reporting period beginning after December 15, 2016 and interim periods within annual reporting periods beginning one year after the annual period in which an entity first applies the new standard.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2015
U.S. government agencies	$11,959	$51	$(48)	$11,962
State and political subdivisions	37,889	172	(364)	37,697
Mortgage-backed securities -
U.S. government-sponsored enterprises	44,658	463	(90)	45,031
Equity securities-financial services industry and other	8	4	-	12
	$94,514	$690	$(502)	$94,702

December 31, 2014
U.S. government agencies	$7,873	$17	$(32)	$7,858
State and political subdivisions	26,432	158	(206)	26,384
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,382	500	(158)	43,724
Equity securities-financial services industry and other	8	2	-	10
	$77,695	$677	$(396)	$77,976

Securities with a carrying value of approximately $33.0 million and $32.8 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September  30, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	501	504
Due after five years through ten years	3,021	3,022
Due after ten years	34,367	34,171
Total bonds and obligations	37,889	37,697
U.S. government agencies	11,959	11,962
Mortgage-backed securities:
U.S. government-sponsored enterprises	44,658	45,031
Equity securities-financial services industry and other	8	12
Total available for sale securities	$94,514	$94,702

Gross realized gains on sales of securities available for sale were $64 thousand and $242 thousand and gross realized losses were $53 thousand and $78 thousand for the three months ended September 30, 2015 and 2014, respectively.

Gross realized gains on sales of securities were $368 thousand and $360 thousand and gross losses were $101 thousand and $102 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September  30, 2015 and December 31, 2014.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2015
U.S. government agencies	$4,776	$(18)	$2,554	$(30)	$7,330	$(48)
State and political subdivisions	21,760	(322)	1,841	(42)	23,601	(364)
Mortgage-backed securities -
U.S. government-sponsored enterprises	11,385	(90)	-	-	11,385	(90)
Total temporarily impaired securities	$37,921	$(430)	$4,395	$(72)	$42,316	$(502)

December 31, 2014
U.S. government agencies	$-	$-	$2,905	$(32)	$2,905	$(32)
State and political subdivisions	7,603	(112)	5,713	(94)	13,316	(206)
Mortgage-backed securities -
U.S. government-sponsored enterprises	15,679	(94)	3,432	(64)	19,111	(158)
Total temporarily impaired securities	$23,282	$(206)	$12,050	$(190)	$35,332	$(396)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2015, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At September  30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September  30, 2015, there were five securities with a fair value of $7.3 million that had an unrealized loss that amounted to $48 thousand.  As of September  30, 2015, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at September 30, 2015 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2014, there were two securities with a fair value of $2.9 million that had an unrealized loss that amounted to $32 thousand.

State and Political Subdivisions

At September 30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2015, there were 36 securities with a fair value of $23.6 million that had an unrealized loss that amounted to $364 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at September 30, 2015 were deemed to be OTTI.

At December 31, 2014, there were 22 securities with a fair value of $13.3 million that had an unrealized loss that amounted to $206 thousand.

Mortgage-Backed Securities

At September 30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2015, there were 7 securities with a fair value of $11.4 million that had an unrealized loss that amounted to $90 thousand.  As of September 30, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September 30, 2015 were deemed to be OTTI.

At December 31, 2014, there were 13 securities with a fair value of $19.1 million that had an unrealized loss that amounted to $158 thousand.

Equity Securities

Our marketable equity securities portfolio consists primarily of common stock of an entity in the insurance services industry.  At September 30, 2015, we did not have any securities in an unrealized loss position.

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

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2015
State and political subdivisions	$5,857	$179	$(2)	$6,034

December 31, 2014
State and political subdivisions	$6,006	$189	$(5)	$6,190

The amortized cost and carrying value of securities held to maturity at September 30, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$1,969	$1,969
Due after one year through five years	-	-
Due after five years through ten years	2,837	2,907
Due after ten years	1,051	1,158
Total held to maturity securities	$5,857	$6,034

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of held to maturity securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual held to maturity securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2015
State and political subdivisions	$804	$(2)	$-	$-	$804	$(2)

December 31, 2014
State and political subdivisions	$-	$-	$811	$(5)	$811	$(5)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2015, we reviewed our held to maturity securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

At September 30, 2015 and December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2015,  there were two securities with a fair value of $804 thousand that had an unrealized loss that amounted to $2 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2015,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at September 30, 2015 were deemed to be OTTI.

At December 31, 2014, there were two securities with a fair value of $811 thousand that had an unrealized loss that amounted to $5 thousand.

NOTE 3 – LOANS

The composition of net loans receivable at September 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$17,842	$20,549
Construction	10,206	12,379
Commercial real estate	347,095	326,370
Residential real estate	125,159	111,498
Consumer and other	1,317	1,665
Total loans receivable	501,619	472,461
Unearned net loan origination fees	(416)	(488)
Allowance for loan losses	(5,641)	(5,641)
Net loans receivable	$495,562	$466,332

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $460 thousand and $475 thousand at September 30, 2015 and December 31, 2014, respectively. Mortgage servicing rights were immaterial at September 30, 2015 and December 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2015 and 2014:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Three Months Ended:
September 30, 2015
Beginning balance	$86	$277	$3,613	$898	$86	$792	$5,752
Charge-offs	-	-	(119)	-	(6)	-	(125)
Recoveries	5	-	3	4	1	-	13
Provision	(8)	(57)	134	26	5	(99)	1
Ending balance	$83	$220	$3,631	$928	$86	$693	$5,641

September 30, 2014
Beginning balance	$257	354	3,750	837	13	643	$5,854
Charge-offs	-	-	(495)	(33)	(9)	-	(537)
Recoveries	1	-	10	1	2	-	14
Provision	18	(53)	134	14	20	245	378
Ending balance	$276	$301	$3,399	$819	$26	$888	$5,709

Nine Months Ended:
September 30, 2015
Beginning balance	$231	$383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	-	(542)	-	(17)	-	(578)
Recoveries	10	-	39	17	6	-	72
Provision	(139)	(163)	643	8	78	79	506
Ending balance	$83	$220	$3,631	$928	$86	$693	$5,641

September 30, 2014
Beginning balance	$222	308	$3,399	$941	$16	$535	$5,421
Charge-offs	(1)	-	(853)	(118)	(31)	-	(1,003)
Recoveries	16	-	31	5	8	-	60
Provision	39	(7)	822	(9)	33	353	1,231
Ending balance	$276	$301	$3,399	$819	$26	$888	$5,709

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2015 and December 31, 2014 disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

September 30, 2015
Commercial and industrial	$83	$-	$83	$17,842	$20	$17,822
Construction	220	-	220	10,206	-	10,206
Commercial real estate	3,631	117	3,514	347,095	5,194	341,901
Residential real estate	928	205	723	125,159	1,893	123,266
Consumer and other loans	86	73	13	1,317	138	1,179
Unallocated	693	-	-	-	-	-
Total	$5,641	$395	$4,553	$501,619	$7,245	$494,374

December 31, 2014
Commercial and industrial	$231	$51	$180	$20,549	$94	$20,455
Construction	383	-	383	12,379	-	12,379
Commercial real estate	3,491	136	3,355	326,370	5,105	321,265
Residential real estate	903	101	802	111,498	2,314	109,184
Consumer and other loans	19	-	19	1,665	-	1,665
Unallocated	614	-	-	-	-	-
Total	$5,641	$288	$4,739	$472,461	$7,513	$464,948

An age analysis of loans receivable, which were past due as of September 30, 2015 and December 31, 2014, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

September 30, 2015
Commercial and industrial	$6	$-	$20	$26	$17,816	$17,842	$-
Construction	-	-	-	-	10,206	10,206	-
Commercial real estate	913	1,079	4,043	6,035	341,060	347,095	-
Residential real estate	433	-	1,481	1,914	123,245	125,159	-
Consumer and other	5	-	138	143	1,174	1,317	-
Total	$1,357	$1,079	$5,682	$8,118	$493,501	$501,619	$-

December 31, 2014
Commercial and industrial	$9	$-	$94	$103	$20,446	$20,549	$-
Construction	1,354	-	-	1,354	11,025	12,379	-
Commercial real estate	2,395	1,209	3,936	7,540	318,830	326,370	-
Residential real estate	555	108	1,978	2,641	108,857	111,498	85
Consumer and other	5	-	1	6	1,659	1,665	-
Total	$4,318	$1,317	$6,009	$11,644	$460,817	$472,461	$85

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at September 30, 2015 and December 31, 2014 were:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$20	$94
Commercial real estate	4,043	3,936
Residential real estate	1,481	1,893
Consumer and other	138	1
Total	$5,682	$5,924

In determining the adequacy of the allowance for loan losses, we estimate losses based on the identification of specific problem loans through our credit review process and also estimate losses inherent in other loans on an aggregate basis by loan type.  The credit review process includes the independent evaluation of the loan officer, and assigned risk ratings by the Chief Credit Officer and a third party loan review company.  Such risk ratings are assigned loss component factors that reflect our loss estimate for each group of loans.  It is management’s and the Board of Directors’ responsibility to oversee the lending process to ensure that all credit risks are properly identified, monitored, and controlled, and that loan pricing, terms and other safeguards against non-performance and default are commensurate with the level of risk undertaken and is rated as such based on a risk-rating system.  Factors considered in assigning risk ratings and loss component factors include: borrower specific information related to expected future cash flows and operating results, collateral values, financial condition and payment status; levels of and trends in portfolio charge-offs and recoveries; levels in portfolio delinquencies; effects of changes in loan concentrations and observed trends in the economy and other qualitative measurements.

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2015 and December 31, 2014:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial and industrial	$17,800	$22	$20	$-	$17,842
Construction	10,206	-	-	-	10,206
Commercial real estate	333,463	7,670	5,962	-	347,095
Residential real estate	122,383	751	2,025	-	125,159
Consumer and other	1,179	-	138	-	1,317
	$485,031	$8,443	$8,145	$-	$501,619

December 31, 2014
Commercial and industrial	$20,446	$9	$94	$-	$20,549
Construction	12,379	-	-	-	12,379
Commercial real estate	312,172	8,257	5,941	-	326,370
Residential real estate	108,587	457	2,454	-	111,498
Consumer and other	1,527	138	-	-	1,665
	$455,111	$8,861	$8,489	$-	$472,461

The following table reflects information about our impaired loans by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$-	$-	$-	$-
Commercial real estate	2,715	2,715	-	3,167	3,736	-
Residential real estate	599	598	-	1,829	1,835	-

With an allowance recorded:
Commercial and industrial	-	-	-	94	94	51
Commercial real estate	2,479	2,479	117	1,938	1,938	136
Residential real estate	1,294	1,304	205	485	489	101
Consumer and other	138	138	73	-	-	-

Total:
Commercial and industrial	20	20	-	94	94	51
Commercial real estate	5,194	5,194	117	5,105	5,674	136
Residential real estate	1,893	1,902	205	2,314	2,324	101
Consumer and other	138	138	73	-	-	-
	$7,245	$7,254	$395	$7,513	$8,092	$288

The following table presents the average recorded investment and income recognized for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$20	$-	$-	$-
Commercial real estate	2,119	10	4,080	4
Residential real estate	904	1	1,818	5
Total impaired loans without a related allowance	3,043	11	5,898	9

With an allowance recorded:
Commercial real estate	2,762	8	4,309	29
Residential real estate	992	3	485	-
Consumer and other	104	-	1	-
Total impaired loans with an allowance	3,858	11	4,825	30
Total impaired loans	$6,901	$22	$10,723	$39

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$15	$-	$-	$-
Commercial real estate	2,439	24	4,999	22
Residential real estate	1,267	5	1,831	34
Total impaired loans without a related allowance	3,721	29	6,830	56

With an allowance recorded:
Commercial and industrial	24	-	15	1
Commercial real estate	2,764	25	4,339	30
Residential real estate	753	8	667	7
Consumer and other	104	-	1	-
Total impaired loans with an allowance	3,645	33	5,022	38
Total impaired loans	$7,366	$62	$11,852	$94

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

September 30, 2015
Performing	$1,151	$412	$1,563
Non-performing	1,834	223	2,057
Total	$2,985	$635	$3,620

December 31, 2014
Performing	$1,169	$421	$1,590
Non-performing	2,730	224	2,954
Total	$3,899	$645	$4,544

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2015, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three and nine months ended September 30, 2015 and 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and nine months ended September 30, 2015 and 2014.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2015, we did not hold any foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of September 30, 2015, we had consumer loans with a carrying value of $1.3 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$951	4,550,923	$0.21	$592	4,548,293	$0.13
Effect of dilutive securities:
Unvested stock awards	-	35,210		-	40,492
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$951	4,586,133	$0.21	$592	4,588,785	$0.13

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$2,787	4,561,638	$0.61	$1,877	4,538,456	$0.41
Effect of dilutive securities:
Unvested stock awards	-	30,062		-	36,207
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,787	4,591,700	$0.61	$1,877	4,574,663	$0.41

There were 52,023 and no shares of unvested restricted stock awards and options outstanding during the three months ended September  30,  2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  There were 66,946 and 9,381 shares of unvested restricted stock awards and options outstanding during the nine months ended September 30, 2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Unrealized gains on available for sale securities	$1,024	$410	$614	$511	$204	$307
Reclassification adjustment for net gains on securities transactions included in net income	(11)	(5)	(6)	(164)	(66)	(98)
Total other comprehensive (loss) income	$1,013	$405	$608	$347	$138	$209

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Unrealized gains on available for sale securities	$174	$70	$104	$3,864	$1,545	$2,319
Reclassification adjustment for net gains on securities transactions included in net income	(267)	(107)	(160)	(258)	(103)	(155)
Total other comprehensive (loss) income	$(93)	$(37)	$(56)	$3,606	$1,442	$2,164

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total
(Dollars in thousands)
Net interest income from external sources	$5,050	$-	$5,050	$4,542	$-	$4,542
Other income from external sources	694	961	1,655	755	746	1,501
Depreciation and amortization	245	4	249	177	5	182
Income before income taxes	1,168	173	1,341	776	30	806
Income tax expense (1)	321	69	390	202	12	214
Total assets	639,563	4,456	644,019	563,612	4,421	568,033

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total
(Dollars in thousands)
Net interest income from external sources	$14,781	$-	$14,781	$13,291	$2	$13,293
Other income from external sources	2,195	2,862	5,057	2,121	2,429	4,550
Depreciation and amortization	731	15	746	492	16	508
Income before income taxes	3,376	601	3,977	2,122	426	2,548
Income tax expense (1)	950	240	1,190	501	170	671
Total assets	639,563	4,456	644,019	563,612	4,421	568,033

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

Information regarding our stock option plans for the nine months ended September  30, 2015 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	46,525	$10.63
Options granted	15,985	10.25
Options expired	(3,817)	13.39
Options outstanding, end of quarter	58,693	$10.35	8.1	$126,526
Options exercisable, end of quarter	6,708	$12.63	0.1	$-
Option price range at end of quarter	$9.97 to $12.63
Option price of exercisable shares	$ 12.63

The following table summarizes information about stock option assumptions:

September 30, 2015

Expected dividend yield	1.56%
Expected volatility	34.32%
Risk-free interest rate	1.37%
Expected option life	10.0 Years

During the three months ended September 30, 2015 we expensed $10 thousand in stock-based compensation under stock option awards.  There was no stock-based compensation expensed under stock option awards during the three months ended September 30, 2014.

During the nine months ended September  30, 2015 we expensed $28 thousand in stock-based compensation under stock option awards.  There was no stock-based compensation expensed under stock option awards during the nine months ended September 30, 2014.

The weighted average grant date fair value of options granted during the nine months ended September  30,  2015 was $3.56 per share. Expected future expense relating to the unvested options outstanding as of September 30, 2015 is $160 thousand over a weighted average period of 4.2 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the nine months ended September  30, 2015, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	112,545	$6.06
Granted	31,841	10.48
Vested	(50,166)	5.94
Unvested restricted stock, end of period	93,219	$7.60

During the three months ended September 30, 2015 and 2014, we expensed $84 thousand and $74 thousand, respectively, in stock-based compensation under restricted stock awards. During the nine months ended September 30, 2015 and 2014, we expensed $251 thousand and $230 thousand, respectively, in stock-based compensation under restricted stock awards.

At September  30, 2015, unrecognized compensation expense for unvested restricted stock was $506 thousand, which is expected to be recognized over an average period of 1.6 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of September  30, 2015, we  had $839 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September  30, 2015, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of September  30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2015
U.S. government agencies	$11,962	$-	$11,962	$-
State and political subdivisions	37,697	-	37,697	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	45,031	-	45,031	-
Equity securities-financial services industry and other	12	12	-	-

December 31, 2014
U.S. government agencies	$7,858	$-	$7,858	$-
State and political subdivisions	26,384	-	26,384	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,724	-	43,724	-
Equity securities-financial services industry and other	10	10	-	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September  30, 2015 and December 31, 2014 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

September 30, 2015
Impaired loans	$1,542	$-	$-	$1,542
Foreclosed real estate	868	-	-	868

December 31, 2014
Impaired loans	$1,087	$-	$-	$1,087
Foreclosed real estate	761	-	-	761

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

September 30, 2015
Impaired loans	$1,542	Appraisal of	Appraisal	0% to -58.6%
		collateral	adjustments (1)	(-7.4%)

Foreclosed real estate	868	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2014
Impaired loans	$1,087	Appraisal of	Appraisal	0% to -67.9%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	761	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2015 and December 31, 2014:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans  totaled  $1.5 million and $1.1 million at September  30, 2015 and December 31, 2014, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended September  30, 2015 and December 31, 2014, respectively.

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

The fair values of our financial instruments at September  30, 2015 and December 31, 2014, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	September 30, 2015		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$8,171	$8,171	$8,171	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	94,702	94,702	12	94,690	-
Securities held to maturity	5,857	6,034	-	6,034	-
Federal Home Loan Bank stock	4,015	4,015	-	4,015	-
Loans receivable, net of allowance	495,562	493,836	-	-	493,836
Accrued interest receivable	1,996	1,996	-	1,996	-

Financial liabilities:
Non-maturity deposits	380,080	380,080	-	380,080	-
Time deposits	122,429	122,789	-	122,789	-
Short-term borrowings	15,300	15,300	15,300	-	-
Long-term borrowings	56,000	57,453	-	57,453	-
Junior subordinated debentures	12,887	9,179	-	9,179	-
Accrued interest payable	265	265	-	265	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$5,859	$5,859	$5,859	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	77,976	77,976	10	77,966	-
Securities held to maturity	6,006	6,190	-	6,190	-
Federal Home Loan Bank stock	3,908	3,908	-	3,908	-
Loans receivable, net of allowance	466,332	462,984	-	-	462,984
Accrued interest receivable	1,796	1,796	-	1,796	-

Financial liabilities:
Non-maturity deposits	351,653	351,653	-	351,653	-
Time deposits	106,617	107,011	-	107,011	-
Short-term borrowings	23,500	23,500	23,500	-	-
Long-term borrowings	46,000	47,766	-	47,766	-
Junior subordinated debentures	12,887	9,361	-	9,361	-
Accrued interest payable	243	243	-	243	-

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER  30, 2015 AND 2014

Overview – For the quarter ended September  30,  2015, we reported net income of $951 thousand, or $0.21 per basic and diluted share as compared to net income of $592 thousand, or $0.13 per basic and diluted share, for the same period last year.  This increase equates to a 61.5% increase in net income per diluted common share for the quarter ended September 30, 2015, as compared to the same period last year. The improvement for the third quarter of 2015 was driven by loan and deposit growth, an increase in pre-tax income generated from our insurance subsidiary and a decline in credit quality costs (provision for loan losses, loan collection costs and expenses and write-downs related to foreclosed real estate).

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September  30, 2015 and 2014:

	Three Months Ended September 30,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$34,371	$347	4.01%	$31,047	$347	4.43%
Taxable	69,546	321	1.83%	55,260	208	1.49%
Total securities	103,917	668	2.55%	86,307	555	2.55%
Total loans receivable (1) (4)	487,545	5,390	4.39%	436,395	4,940	4.49%
Other interest-earning assets	6,236	1	0.06%	10,249	4	0.15%
Total earning assets	597,698	$6,059	4.02%	$532,951	$5,499	4.09%

Non-interest earning assets	37,918			36,948
Allowance for loan losses	(5,677)			(5,748)
Total Assets	$629,939			564,151

Sources of Funds:
Interest bearing deposits:
NOW	$129,487	$57	0.17%	$120,200	$49	0.16%
Money market	18,504	10	0.21%	9,371	4	0.17%
Savings	138,020	70	0.20%	144,274	75	0.21%
Time	120,397	311	1.02%	108,241	296	1.08%
Total interest bearing deposits	406,408	448	0.44%	382,086	424	0.44%
Borrowed funds	62,586	390	2.47%	46,378	363	3.11%
Junior subordinated debentures	12,887	55	1.69%	12,887	54	1.66%
Total interest bearing liabilities	481,881	$893	0.74%	$441,351	$841	0.76%

Non-interest bearing liabilities:
Demand deposits	91,454			67,910
Other liabilities	3,934			4,512
Total non-interest bearing liabilities	95,388			72,422
Stockholders' equity	52,670			50,378
Total Liabilities and Stockholders' Equity	$629,939			$564,151

Net Interest Income and Margin(5)		5,166	3.43%		4,658	3.47%
Tax-equivalent basis adjustment		(116)			(116)
Net Interest Income		$5,050			$4,542

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

Net interest income on a fully tax equivalent basis increased $508 thousand, or 10.9%, to $5.2 million for the third quarter of 2015, as compared to $4.7 million for the same period in 2014.  The increase in net interest income was largely due to a $64.7 million, or 12.1%, increase in average interest earning assets, principally loans receivable, which increased $51.2 million, or 11.7%.  The improvement in net interest income was partly offset by a decline in the net interest margin of 4 basis points to 3.43% for the third quarter of 2015 as compared to the same period in 2014. The decline in the net interest margin was mostly attributed to a 10 basis point decrease in the average rate on loans.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $560 thousand, or 10.2%, to $6.1 million for the quarter ended September 30, 2015, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $64.7 million for the quarter ended September 30, 2015, as compared to the same period in 2014.

Our total interest income earned on loans receivable increased $450 thousand, or 9.1%, to $5.4 million for the third quarter of 2015, as compared to the same period in 2014.  The increase was driven by an increase in average balance of loans receivable of $51.2 million, or 11.7%, for the three months ended September 30, 2015, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 10 basis point decline in the average yield to 4.39% for the quarter ended September 30, 2015, as compared to the same period in 2014.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $113 thousand, to $668 thousand for the quarter ended September 30, 2015 from $555 thousand for the same period in 2014.  This  increase was largely due to an increase in the average balance of securities of $17.6 million, or 20.4%, for the quarter ended September 30, 2015, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $3 thousand for the third quarter of 2015, as compared to the same period in 2014, due to a  9 basis point decline in the average yield to 0.06%, as compared to 0.15% in the same period in 2014.  The average balances in other interest-earning assets decreased $4.0 million to $6.2 million in the third quarter of 2015 from $10.2 million during the third quarter a year earlier.

Interest Expense – Our interest expense for the three months ended September 30, 2015 increased $52 thousand, or 6.2%, to $893 thousand from $841 thousand for the same period in 2014.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $40.5 million, or 9.2%, to $481.9 million for the third quarter of 2015 from $441.4 million for the same period in 2014.

Our interest expense on deposits increased $24 thousand, or 5.7%, for the quarter ended September 30, 2015, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $24.3 million during the third quarter of 2015, as compared to the same period in 2014.

Our interest expense on borrowed funds increased $27 thousand, or 7.4%, for the quarter ended September 30, 2015, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing  $16.2 million during the third quarter of 2015, as compared to the same period in 2014.

Provision for Loan Losses – Provision for loan losses decreased $377 thousand, or 99.7%, to $1 thousand for the third quarter of 2015, as compared to $378 thousand for the same period in 2014.  The decrease in the provision for loan losses for the quarter ended September 30, 2015 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $154 thousand, or 10.3%, to $1.7 million for the third quarter of 2015, as compared to the same period last year.  For the third quarter of 2015, insurance commissions and fees and other income increased $214 thousand and $73 thousand, respectively, as compared to the same period in 2014.  The increases were partia1ly offset by a decline in gain on securities transactions and service fees on deposit accounts of $153 thousand and $25 thousand, respectively, for the third quarter of 2015, as compared to the same period in 2014.

Non-Interest Expense – Our non-interest expenses increased $504 thousand, or 10.4%, to $5.4 million for the third quarter of 2015, as compared to the same period last year.  The increase for the third quarter of 2015, as compared to the same period in 2014, was largely due to increases in salaries and employee benefits of $288 thousand, expenses and write-downs related to foreclosed real estate of $265 thousand, furniture and equipment expenses of $121 thousand and other expenses of $121 thousand, which were partially offset by decreases in loan collection costs of $81 thousand, FDIC fees of $63 thousand and occupancy, net of $49 thousand.

The increases for the quarter ended September 30, 2015, as compared to the same period in 2014, in salaries and employee benefits expense were due in part to an increase in personnel to support our growth initiative in new markets, including the opening of our Astoria branch in the first quarter of 2015, additional staffing for business development and a temporary increase in staffing costs related to the development of a digital banking division.  The increases for the third quarter 2015 as compared to 2014 in furniture and equipment expenses were mostly related to costs associated with our new core application system, which was implemented in the third quarter of 2014.    The increases for the third quarter 2015, as compared to 2014, in foreclosed real estate expenses are mostly due to additional costs incurred as part of our continued efforts to resolve our problem assets.  The increase for the third quarter 2015 as compared to 2014 in other expenses is mostly due to payments made as part of settlements of disputes with third parties.  The decrease in FDIC fees is a result of the improvement in our financial and credit quality performance.  The decrease of loan collection costs during the third quarter 2015 as compared to 2014 is a result of our improved overall credit quality and reduction of problem loans.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $390 thousand for the three months ended September 30, 2015, compared to $214 thousand for the three months ended September 30, 2014.  Our effective tax rate was 29.1% and 26.6% for the quarter ended September 30, 2015 and 2014, respectively.  The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Overview -  For the nine months ended September 30, 2015, we reported net income of $2.8 million, or $0.61 per basic and diluted share, as compared to net income of $1.9 million, or $0.41 per basic and diluted share, for the same period last year.  The increase in net income for the nine months ended September 30, 2015 was largely due to increases in net interest income of $1.5 million, non-interest income of $507 thousand, and a decline in the provision for loan losses of $725 thousand, which were partially offset by an increase in non-interest expenses of $1.3 million and income tax expense of $519 thousand. Tri-State Insurance Agency, Inc. pre-tax income increased $175 thousand, or 41.5% to $601 thousand for the nine months ended September 30, 2015 as compared to the same period in 2014.

Comparative Average Balances and Average Interest Rates - The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
Earning Assets:	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Securities:
Tax exempt (3)	$33,050	$990	4.00%	$32,837	$1,114	4.54%
Taxable	63,765	890	1.87%	61,796	639	1.38%
Total securities	96,815	1,880	2.60%	94,633	1,753	2.48%
Total loans receivable (4)	478,151	15,837	4.43%	420,009	14,363	4.57%
Other interest-earning assets	7,396	8	0.14%	7,697	11	0.19%
Total earning assets	582,362	$17,725	4.07%	522,339	$16,127	4.13%

Non-interest earning assets	37,958			36,749
Allowance for loan losses	(5,719)			(5,684)
Total Assets	$614,601			$553,404

Sources of Funds:
Interest bearing deposits:
NOW	$128,686	$162	0.17%	$116,992	$131	0.15%
Money market	16,332	23	0.19%	11,018	12	0.15%
Savings	139,828	212	0.20%	145,093	224	0.21%
Time	117,025	905	1.03%	105,136	862	1.10%
Total interest bearing deposits	401,871	1,302	0.43%	378,239	1,229	0.43%
Borrowed funds	61,179	1,150	2.51%	47,282	1,072	3.03%
Junior subordinated debentures	12,887	162	1.68%	12,887	159	1.65%
Total interest bearing liabilities	475,937	$2,614	0.73%	438,408	$2,460	0.75%

Non-interest bearing liabilities:
Demand deposits	82,391			62,934
Other liabilities	3,926			3,149
Total non-interest bearing liabilities	86,317			66,083
Stockholders' equity	52,347			48,913
Total Liabilities and Stockholders' Equity	$614,601			$553,404

Net Interest Income and Margin(5)		$15,111	3.47%		$13,667	3.50%
Tax-equivalent basis adjustment		(330)			(374)
Net Interest Income		$14,781			$13,293

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

Net Interest Income – Net interest income, on a fully tax equivalent basis, increased $1.4 million, or 10.6%, to $15.1 million for the first nine months of 2015 as compared to $13.7 million for the same period in 2014.  The increase in net interest income was largely due to a $60.0 million, or 11.5%, increase in average interest earning assets, principally loans receivable, which increased $58.1 million, or 13.8%. The improvement in net interest income was partly offset by a decline in the net interest margin of 3 basis points to 3.47% for the nine months ended September 30, 2015 as compared to the same period in 2014. The decline in the net interest margin was mostly attributed to a 14 basis point decrease in the average rate on loans.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.6 million, or 9.9%, to $17.7 million for the nine months ended September 30, 2015, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $60.0 million for the nine months ended September 30, 2015, as compared to the same period in 2014.

Our total interest income earned on loans receivable increased $1.5 million, or 10.3%, to $15.8 million for the first nine months of 2015, as compared to the same period in 2014.  The increase was driven by an increase in average balance of loans receivable of $58.1 million, or 13.8%, for the nine months ended September 30, 2015, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 14 basis point decline in the average yield to 4.43% for the nine months ended September 30, 2015, as compared to the same period in 2014.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $127 thousand to $1.9 million for the nine months ended September 30, 2015 from $1.8 million for the same period in 2014.  This increase was largely due to a 12 basis point increase in the average yield to 2.60% for the nine months ended September 30, 2015, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $3 thousand, or 27.3%, for the first nine months of 2015, as compared to the same period in 2014.  The decrease was due to both a decrease in the average balances in other interest-earning assets of  $301 thousand to $7.4 million in the first nine months of 2015 from $7.7 million during the first nine months a year earlier and a  5 basis point decline in the average yield to 0.14% for the nine months ended September 30, 2015, as compared to the same period in 2014.

Interest Expense – Our interest expense for the nine months ended September 30, 2015 increased $154 thousand, or 6.3%, to $2.6 million from $2.5 million for the same period in 2014.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $37.5 million, or 8.6%, to $475.9 million for the first nine months of 2015 from $438.4 million for the same period in 2014.

Our interest expense on deposits increased $73 thousand, or 5.9%, for the nine months ended September 30, 2015, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $23.6  million during the first nine months of 2015, as compared to the same period in 2014.

Our interest expense on borrowed funds increased $78 thousand, or 7.3%, for the nine months ended September 30, 2015, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing  $13.9 million during the first nine months of 2015, as compared to the same period in 2014.

Provision for Loan Losses – Provision for loan losses decreased $725 thousand, or 58.9%, to $506 thousand for the first nine months of 2015, as compared to $1.2 million for the same period in 2014.    The decrease in the provision for loan losses for the nine months ended September 30, 2015 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $507 thousand, or 11.1%, to $5.1 million for the first nine months of 2015 as compared to the same period last year.  The increase in non-interest income was largely due to increases in insurance commissions and fees and other income of $436 thousand and $127 thousand, respectively, which were partially offset by a decrease in service fees on deposit accounts of $128 thousand for the first nine months of 2015, as compared to the same period in 2014.

Non-Interest Expense – Our non-interest expenses increased $1.3 million, or 9.2%, to $15.4 million for the first nine months of 2015 as compared to the same period last year.  The increase for the first nine months of 2015, as compared to the same period in 2014, was largely due to increases in salaries and employee benefits of $998 thousand, furniture and equipment expenses of $269 thousand, other expenses of $230 thousand and expenses and write-downs related to foreclosed real estate of $203 thousand, which were partially offset by decreases in FDIC fees of $166 thousand, loan collection costs of $124 thousand and data processing of $110 thousand.

The increases for the nine months ended September 30, 2015, as compared to the same period in 2014, in salaries and employee benefits expense were due in part to an increase in personnel to support our growth initiative in new markets, including the opening of our Astoria branch in the first quarter of 2015, additional staffing for business development and a temporary increase in staffing costs related to the development of a digital banking division.  The increases for the nine months ended September 30, 2015, as compared to the same period in 2014, in furniture and equipment expenses were mostly related to costs associated with our new core application system, which was implemented in the third quarter of 2014.    The increases for the nine month period for 2015, as compared to 2014, in foreclosed real estate expenses are mostly due to additional costs incurred as part of our continued efforts to resolve our problem assets.  The increase for the nine month period for 2015, as compared to 2014, in other expenses is mostly due to payments made as part of settlements of disputes with third parties.  The decrease of loan collections costs was mostly due to the improvement in credit quality.  The decrease in FDIC fees is a result of the improvement in our financial and credit quality performance.  The decrease of loan collection costs during the nine month period for 2015 as compared to 2014 is a result of our improved overall credit quality and reduction of problem loans.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $1.2 million for the nine months ended September 30, 2015, compared to $671 thousand for the nine months ended September 30, 2014.  Our effective tax rate was 29.9% and 26.3% for the nine months ended September 30, 2015 and 2014, respectively. The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 TO DECEMBER 31, 2014

Total Assets – At September 30, 2015, our total assets were $644.0 million, an increase of $48.1 million, or 8.1%, as compared to total assets of $595.9 million at December 31, 2014.  The increase in total assets was largely driven by growth in loan receivable of $29.2 million, or 6.3% and the securities portfolio of $16.6 million, or 19.7%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $2.3 million to $8.2 million at September 30, 2015, or 1.3% of total assets, from $5.9 million, or 1.0%,  of total assets, at December 31, 2014.

Securities Portfolio – At September 30, 2015, the securities portfolio, which includes available for sale and held to maturity securities, was $100.6 million, compared to $84.0 million at December 31, 2014. Available for sale securities were $94.7 million at September 30, 2015, compared to $78.0 million at December 31, 2014. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.9 million at September 30, 2015 and $6.0 million at December 31, 2014.

Net unrealized gains in the available for sale securities portfolio were $188 thousand at September 30, 2015. Net unrealized gains in the available for sale securities portfolio were $281 thousand at December 31, 2014.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our debt and equity securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of September  30, 2015 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments totaled $4.0 million at September 30, 2015, as compared to $3.9 million at December 31, 2014,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at September 30, 2015 and December 31, 2014.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $29.2 million, or 6.2%, to $501.2 million at September 30, 2015, as compared to $472.0 million at December 31, 2014.  During the first nine months of 2015, the Company had $102.7 million in commercial loan production, which was largely offset by $27.4 million in commercial loan prepayments, an increase in commercial line of credit pay downs and the sale of $18.3 million in commercial loan participations to mitigate concentration risk. During the third quarter of 2015, total loans receivable, net of unearned income, increased $22.1 million, or 18.5% annualized, to $501.2 million at September 30, 2015, as compared to $479.1 million at June 30, 2015.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial loans	$17,842	$20,549
Construction	10,206	12,379
Commercial real estate	347,095	326,370
Residential real estate	125,159	111,498
Consumer and other	1,317	1,665
Total gross loans	$501,619	$472,461

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets improved to 1.64% at September 30, 2015 from 2.02% at December 31, 2014.  NPAs decreased $1.5 million, or 12.2%, to $10.6 million at September 30, 2015, as compared to $12.0 million at December 31, 2014.  Non-accrual loans decreased $242 thousand, or 4.1%, to $5.7 million at September 30, 2015, as compared to $5.9 million at December 31, 2014.  The top five non-accrual loan relationships total $3.4 million, which equates to 59.9% of total non-accrual loans and 32.1% of total NPAs at September 30, 2015.  The remaining non-accrual loans at September 30, 2015 have an average loan balance of $91 thousand.  Loans past due 30 to 89 days decreased $3.2 million, or 56.8%, to $2.4 million at September 30, 2015, as compared to $5.6 million at December 31, 2014.

We continue to actively market our foreclosed real estate properties, which decreased $1.1 million to $3.3 million at September 30, 2015, as compared to $4.4 million at December 31, 2014.  The decrease was primarily due to the sale of $2.0 million in foreclosed real estate properties and write-downs of $314 thousand during 2015, which were partially offset by $1.2 million in new foreclosed real estate properties.  At September 30, 2015, the Company’s foreclosed real estate properties had an average carrying value of approximately $278 thousand per property.

The allowance for loan losses remained flat at $5.6 million, or 1.13% of total loans, at September 30, 2015, compared to $5.6 million, or 1.20% of total loans, at December 31, 2014. The Company recorded $506 thousand in provision for loan losses, which was offset by $506 thousand in net charge-offs for the nine months ended September 30, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 99.3% at September 30, 2015 from 95.2% at December 31, 2014.

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

(Dollars in thousands)	September 30, 2015	December 31, 2014

Non-accrual loans	$5,682	$5,924
Non-accrual loans to total loans	1.13%	1.26%
Non-performing assets	$10,579	$12,048
Non-performing assets to total assets	1.64%	2.02%
Allowance for loan losses as a % of non-accrual loans	99.28%	95.22%
Allowance for loan losses to total loans	1.13%	1.20%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at September 30, 2015 were $7.2 million and at December 31, 2014 were $7.5 million.  Impaired loans measured at fair value on a non-recurring basis increased to $1.5 million on September 30, 2015 from $1.1 million at December 31, 2014.   These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2015 and December 31, 2014, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.6 million at September 30, 2015 and December 31, 2014.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2015,  we had five loan relationships totaling $1.7 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2015, the total allowance for loan losses remained flat at $5.6 million, or 1.13% of total loans, as compared to $5.6 million, or 1.20% of total loans, at December 31, 2014. The components of this increase were a provision for loan losses of $506 thousand, which was offset by $506 thousand in net charge-offs for the nine months ended September 30, 2015.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.

The table below presents information regarding our provision and allowance for loan losses for the nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	September 30, 2015	September 30, 2014

Balance, beginning of period	$5,641	$5,421
Provision	506	1,231
Charge-offs	(578)	(1,003)
Recoveries	72	60
Balance, end of period	$5,641	$5,709

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	September 30, 2015		December 31, 2014
		Percentage of		Percentage of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$83	3.6%	$231	4.3%
Construction	220	2.0%	383	2.6%
Commercial real estate	3,631	69.2%	3,491	69.1%
Residential real estate	928	24.9%	903	23.6%
Consumer and other loans	86	0.3%	19	0.4%
Unallocated	693	0.0%	614	-
Total	$5,641	100.0%	$5,641	100.0%

Bank-Owned Life Insurance (“BOLI”)  –  Our BOLI carrying value amounted to $12.4 million at September 30, 2015 and $12.2 million at December 31, 2014.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2015 and December 31, 2014, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $44.2 million, or 9.7%, to $502.5 million at September 30, 2015, from $458.3 million at December 31, 2014.  The increase in deposits was due to increases in both non-interest bearing deposits of $28.8 million, or 40.9%, and interest bearing deposits of $15.4 million, or 4.0%, for September 30, 2015, as compared to December 31, 2014.  Included in the aforementioned increase is $21.9 million in new deposits with a cost of under 0.50% attributed to our newest branch in Astoria, New York, which opened in mid-March of 2015.  During the third quarter of 2015, total deposits increased $14.8 million, or 12.0% annualized, to $502.5 million at September 30, 2015, as compared to $487.7 million at June 30, 2015 and was largely attributed to growth in non-interest bearing deposits.

Borrowings – Borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $71.3 million and $69.5 million in borrowings, at a weighted average interest rate of 2.20% at September 30, 2015 and 2.13% at December 31, 2014.  The long-term borrowings at September 30, 2015 consisted of $45.0 million of fixed rate advances and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2015, was 1.78%.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $53.1 million at September 30, 2015, an increase of $1.9 million when compared to December 31, 2014.  The increase was largely due to net income for the nine months ended September 30, 2015.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2015, total deposits amounted to $502.5 million, an increase of $44.2 million, or 9.7%, from December 31, 2014. At September 30, 2015 and December 31, 2014, advances from FHLB and subordinated debentures totaled $84.2 million and $82.4 million, respectively, and represented 13.1% and 13.8% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at September 30, 2015, amounted to $501.2 million, an increase of $29.2 million, or 6.2%, compared to December 31, 2014.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2015, the total of such assets amounted to $8.2 million, or 1.3%, of total assets, compared to $5.9 million, or 1.0%, of total assets at December 31, 2014. Another significant liquidity source is our available for sale securities portfolio.  At September 30, 2015, available for sale securities amounted to $94.7 million, compared to $78.0 million at December 31, 2014.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $71.1 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers Bank at September 30, 2015.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

The Bank’s regulators have implemented risk based guidelines that require banks to maintain Tier I capital as a percentage of risk-adjusted assets of 4.0% and Tier II capital as a percentage of risk-adjusted assets of 8.0% at a minimum.  At September 30, 2015, the Bank’s Tier I,  Tier II and Common Equity Tier I capital ratios were 12.39%, 13.52% and 12.39%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of September 30, 2015, the Bank had a leverage ratio of 9.82%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at September 30, 2015,  totaled $116.2 million and consisted of $61.8 million in commitments to grant commercial real estate, construction and land development loans, $21.3 million in home equity lines of credit, $32.2 million in other unused commitments and $839 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September  30, 2015:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program(1)

July 1, 2015 through July 31, 2015	-	-	-	185,073
August 1, 2015 through August 31, 2015	-	-	-	185,073
September 1, 2015 through September 30, 2015	-	-	-	185,073
Total	0	$-	0

(1) On February 25, 2015, the Board of Directors authorized a stock repurchase program, under which we may repurchase up to 233,000 shares.  The stock repurchase program expires on February 26, 2016, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended September 30, 2015.

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

Date: November 12, 2015		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
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
101

Financial statements from the Quarterly Report on Form 10-Q of Sussex Bancorp for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

_______________________________

*  Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.