Form 10-K
period 2015-12-31
SUSSEX BANCORP
filed 2016-03-16
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $12.05 on June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $46,919,724.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 9, 2016 was 4,675,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

i

PART I

ITEM 1.  BUSINESS

General

Sussex Bancorp is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and was incorporated under the laws of the State of New Jersey in January 1996.  The Company is the parent company of Sussex Bank (the “Bank”).  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2015, the Company had consolidated total assets of $684.5 million, gross loans of $544.1 million, deposits of $517.9 million and stockholders’ equity of $53.9 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by the New Jersey Department of Banking and Insurance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC and Tri-State Insurance Agency, Inc. (“Tri-State”).  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.

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

Market Area

Our service area primarily consists of Sussex, Morris and Bergen Counties in New Jersey and Orange and Queens Counties, New York; although we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our corporate office in Rockaway, New Jersey, our eleven branch offices located in Andover, Augusta, Franklin, Hackettstown, Montague, Newton, Sparta, Vernon, and Wantage, New Jersey, and in Port Jervis and Astoria, New York,  our regional office and corporate center in Wantage, New Jersey, our regional lending office in Rochelle Park, New Jersey, and our insurance agency offices in Augusta and Rochelle Park, New Jersey.    On December 18, 2013 we permanently closed our Warwick, New York branch location and during the first and third quarters of 2014 we opened a corporate office and a regional office and corporate center in Rockaway and Wantage, New Jersey, respectively.  We opened a new branch location in Astoria, New York during the first quarter of 2015.  On January 28, 2016 we announced our intent to close our Port Jervis branch as early as April 29, 2016.  On March 5, 2016 we opened a new branch location in Oradell, NJ in Bergen County.  Our market area is among the most affluent in the nation.

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

Personnel

At December 31, 2015, we employed 119 full-time employees and 20 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Supervision and Regulation

The Company, the Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws.  The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, federal deposit insurance funds, and the U.S. banking system as a whole. This system is not designed to protect investors in bank holding companies such as the Company.

Statutes, regulations and policies are subject to ongoing review by Congress, state legislatures and federal and state agencies.  A change in any statute, regulation or policy applicable to the Company may have a material effect on the Company’s operations and financial performance. Financial reform legislation and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may have adverse implications on the financial industry, the competitive environment and our ability to conduct business.  As a result, we may incur additional expenses to comply with applicable laws and regulations, which may increase our costs of operations and adversely impact our earnings.

Overview

The Company is a separate and distinct legal entity from the Bank.  As a registered bank holding company, the Company is regulated under the BHC Act, and is subject to inspection, examination and supervision by the FRB.  The Company is also subject to the jurisdiction of the U.S. Securities and Exchange Commission (“SEC”) and the regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.  The Company’s common stock is listed on the NASDAQ under the trading symbol, “SBBX,” and the Company is subject to the NASDAQ rules for listed companies.

The Bank is organized as a state-chartered commercial bank pursuant to the banking laws and regulations of the Department.  The Bank is subject to the supervision of, and to regular examination by, the Department as its primary chartering authority, as well as by the FDIC as its primary federal regulator and deposit insurer.  Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”).  The Company, the Bank and certain of its nonbank subsidiaries are also subject to oversight by state attorneys general for compliance with state consumer protection laws.  The Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.  The non-bank subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the Department, respectively.  Insurance agencies are licensed by the State of New Jersey and are regulated by the Department under state law.

The Dodd-Frank Act has significantly changed the U.S. financial regulatory landscape.  Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal banking agencies.  As a result, management cannot predict the ultimate impact of the Dodd-Frank Act or the extent to which it could affect operations of the Company and the Bank.

Set forth below is a summary of the significant laws and regulations applicable to the Company and the Bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation may have a material effect on the operations and business of the Company and the Bank.

Federal Bank Holding Company Regulation

The Company is a bank holding company under the BHC Act.  The BHC Act generally limits the business of the Company to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.”  The Company is required to file periodic reports with the FRB and other information regarding its business operations and those of its subsidiaries.

The BHC Act requires, among other things, prior FRB approval where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of any class of voting stock of any bank (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. When reviewing acquisitions or mergers, the FRB also considers, among other factors: (i) capital adequacy; (ii) the financial and managerial resources and future prospects of the companies and the banks concerned; (iii) the convenience and needs of the community to be served; and (iv) the effectiveness of the companies and the banks in combatting money laundering.

The BHC Act also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non‑banking business is determined by the FRB to be so closely related to banking or managing or controlling banks “as to be properly incident thereto”.  In making such determinations, the FRB is required to weigh the expected benefits to the public, such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Bank holding companies whose subsidiary banks meet certain capital, management and standards under the Community Reinvestment Act (“CRA”), which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking financial activities than is otherwise permissible for bank holding companies under the BHC Act.  These activities include certain insurance, securities and merchant banking activities.  As our business is currently limited to activities permissible for a bank holding company, we have not elected to become a financial holding company.

Source of Strength Doctrine

FRB policy requires that bank holding companies act as a source of financial and managerial strength to their subsidiary banks.  Section 616 of the Dodd-Frank Act codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions.  As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources.  Any capital loan by the Company to the Bank is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  The U.S. bankruptcy code provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  Compliance with the Volcker Rule is generally required by July 21, 2017.  Given the Company’s size and the scope of its activities, the Company does not believe the implementation of the Volcker Rule will have a significant effect on its financial statements.

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

Capital Adequacy and Prompt Corrective Action

In July 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules.

The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets. The capital guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more, and to certain bank holding companies with less than $1 billion in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  Under FRB reporting requirements, a bank holding company that reaches $1 billion or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The threshold for capital consolidation was raised from $500 million to $1 billion effective May 15, 2015, As a result, the Company is  no longer required to report its consolidated capital.  The Bank, however, must continue to meet minimum capital requirements under the Capital Rules.

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Capital Rules revised the definitions and the components of regulatory capital and impacted the calculation of the numerator in banking institutions’ regulatory capital ratios.  The Capital Rules became effective for the Company on January 1, 2015, subject to phase-in periods for certain components and other provisions.  Under the Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios as of January 1, 2015 are:

●4.5% CET1 to risk-weighted assets;

 ●6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets;

●    8.0% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

●4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Company were permitted to make a one-time permanent election to continue to exclude these items in January 2015.   The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the Capital Rules revised the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to 6%); and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 and a 3% leverage ratio to be considered adequately capitalized. The Capital Rules did not change the total risk-based capital requirement for any PCA category.

The Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Management believes that the Bank is in compliance, and will remain in compliance, with the targeted capital ratios as such capital requirements are phased in.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution

Federal Deposit Insurance

The Dodd-Frank Act increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution.  The Bank’s deposit accounts are fully insured by the FDIC Deposit Insurance Fund (the “DIF”) up to the deposit insurance limits in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank's capital level and supervisory rating (“CAMELS rating”).  The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings.  As a result of the Dodd-Frank Act, the base for deposit insurance assessments is now consolidated average assets less average tangible equity.  Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.  In addition to deposit insurance assessments, the FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company’s management is not aware of any practice, condition or violation that might lead to the termination of deposit insurance.

Reserve Requirements

FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York.  FRB regulations required for 2015 that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $14.5 million. Transaction accounts greater than $14.5 million up to and including $103.6 million have a reserve requirement of 3%.  A 10% reserve ratio will be assessed on transaction accounts in excess of $103.6 million. The FRB generally makes annual adjustments to the tiered reserves. The FRB generally makes annual adjustments to the tiered reserves.  The Bank is in compliance with these reserve requirements.

Transactions with Affiliates and Insiders

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and its implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.

Further, Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Anti-Money-Laundering

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  The USA PATRIOT Act requires all financial institutions, including the Company and the Bank, to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences.  As of December 31, 2015, the Company and the Bank believe that they are in compliance with the BSA and the USA PATRIOT Act, and implementing regulations.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Protection Laws and CFPB Supervision

The Dodd-Frank Act centralized responsibility for federal consumer financial protection in the CFPB, which is an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer laws and regulations.  The Company and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. Among others, these laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which established the CFPB.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective on January 10, 2014.

The CFPB is expected to continue to issue and amend rules implementing the consumer financial protection laws, which may impact the Bank’s operations and activities.

Community Reinvestment Act of 1977

The Bank has a responsibility under the CRA and its implementing regulations to help meet the credit needs of its communities, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  Regulators periodically assess the Bank’s record of compliance with the CRA.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.  The Bank received a “Satisfactory” CRA rating in its most recent examination.

Financial Privacy Laws

Section V of the Gramm-Leach-Bliley Act and its implementing regulations require all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.  In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.  The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the FDIC.

Employee Compensation

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.

Future Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced by Congress, state legislatures, and financial regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company.  A change in statutes, regulations, or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

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

At December 31, 2015, our non-performing assets (“NPAs”) (which consist of non-accrual loans, loans 90 days or more delinquent, performing troubled debt restructurings and foreclosed real estate assets) totaled $10.2 million, which was a decrease of $1.8 million or 15.2% from December 31, 2014.  However, we can give no assurance that our NPAs will continue to decrease and we may experience increases in NPAs in the future.  Our NPAs adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in the other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of NPAs requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

We operate in a highly-regulated environment and are subject to extensive government supervision and regulation that affects our operations and may adversely impact our business.

We are subject to extensive federal and state supervision and regulation that govern nearly all aspects of our operations and can have a material impact on our business.  Financial regulatory authorities have significant discretion regarding the supervision, regulation and enforcement of banking laws and regulations.

Banking and insurance laws, regulations and policies are subject to amendment by Congress, the State of New Jersey and federal and state financial regulatory agencies.  Changes to statutes, regulations or policies, including changes in the administrative interpretation of regulations or policies, could materially impact our business.  These changes could impose additional costs on us and limit the types of financial products and services that we may offer our customers.  Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant compliance costs.  Failure to comply with any laws, regulations or policies could result in sanctions by financial regulatory agencies, including civil money penalties, private lawsuits or reputational damage, any of which could adversely affect our business or results of operations. While we have policies and procedures designed to prevent such violations, there can be no assurance that violations will not occur.  See the section titled “Supervision and Regulation” in ITEM 1. Business.

Since the 2008 global financial crisis, financial institutions have been subject to increased scrutiny from Congress, state legislatures and federal and state financial regulatory agencies.  Recent changes to the legal and regulatory framework have significantly altered the laws and regulations under which we operate.  These changes may reduce our ability to effectively compete in attracting and retaining customers.  The passage and continued implementation of the Dodd-Frank Act, among other laws and regulations, has increased our costs of doing business and resulted in decreased revenues and net income.  The Dodd-Frank Act and implementing regulations could also have adverse implications on the financial industry, the competitive environment and our ability to conduct business.  Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal financial regulatory agencies.  As a result, we cannot provide assurance that future changes in laws, regulations and policies will not adversely affect our business.

State and federal financial regulatory agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business.

Federal and state financial regulatory agencies periodically conduct examinations of our business, including our compliance with laws and regulations.  If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, federal financial agencies may take several different remedial or enforcement actions it deems appropriate to correct any deficiency.  Such actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. The Department, as the supervisory and regulatory authority for state-chartered banks, has similar enforcement powers with respect to our banking business and insurance agency.  The CFPB has the authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties against us if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions.  If our financial regulators were to take such supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both.  Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above.  The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2015, our allowance for loan losses was $5.6 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We conduct our business through our corporate office in Rockaway, New Jersey, our regional office and corporate center in Wantage, New Jersey, our regional lending office in Rochelle Park, New Jersey, our insurance agency offices in Augusta and Rochelle Park, New Jersey, and our eleven branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2015.  We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

LOCATION	LEASED OR OWNED	DATE OF LEASE EXPIRATION
28-21 Astoria Blvd
Astoria, New York	Leased	November, 2019

399 Route 23
Franklin, New Jersey	Owned	N/A

7 Church Street
Vernon, New Jersey	Owned	N/A

266 Clove Road
Montague, New Jersey	Leased	March, 2017

96 Route 206
Augusta, New Jersey	Leased	July, 2017

378 Route 23
Wantage, New Jersey	Owned	N/A

455 Route 23
Wantage, New Jersey	Owned (1)	N/A

15 Boulder Hills Blvd.
Wantage, New Jersey	Leased	June, 2020

15 Trinity Street
Newton, New Jersey	Owned	N/A

165 Route 206
Andover, New Jersey	Owned	N/A

100 Route 206
Augusta, New Jersey	Owned	N/A

33 Main Street
Sparta, New Jersey	Owned	N/A

100 Enterprise Drive, Suite 700
Rockaway, New Jersey	Leased	January, 2020

20-22 Fowler Street
Port Jervis, New York	Leased	June, 2016

430 Schooley's Mtn. Road
Hackettstown, New Jersey	Leased	June, 2017

296 Kinderkamack Road
Oradell, New Jersey	Leased	September, 2027

201 West Passaic Street
Rochelle Park, New Jersey	Leased	September, 2016
(1)

We own the building housing our former Wantage branch.  The land on which the building is located is leased pursuant to a ground lease which runs until December 31, 2020, and contains the sole option of the bank to extend the lease for an additional 25 year term.

ITEM 3.  LEGAL PROCEEDINGS

We are periodically involved in various legal proceedings as a normal incident to our business.  In the opinion of management no material loss is expected from any such pending lawsuit.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2015, we had approximately 571 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

			Cash Dividends
2015	High	Low	Declared

Fourth Quarter ended December 31	$13.79	$12.30	$0.04
Third Quarter ended September 30	$12.87	$11.90	$0.04
Second Quarter ended June 30	$12.80	$11.11	$0.04
First Quarter ended March 31	$11.30	$9.81	$0.04

			Cash Dividends
2014	High	Low	Declared

Fourth Quarter ended December 31	$10.75	$9.67	$0.03
Third Quarter ended September 30	$10.55	$8.96	$0.03
Second Quarter ended June 30	$9.50	$8.53	$0.03
First Quarter ended March 31	$9.40	$7.53	-

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2015.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31
	2015	2014	2013	2012	2011
SUMMARY OF INCOME:
Interest income	$23,644	$21,300	$19,642	$19,967	$21,340
Interest expense	3,568	3,294	3,201	3,800	4,427
Net interest income	20,076	18,006	16,441	16,167	16,913
Provision for loan losses	636	1,537	2,745	4,330	3,306
Net interest income after provision for loan losses	19,440	16,469	13,696	11,837	13,607
Other income	6,453	5,961	6,093	7,001	5,321
Other expenses	20,553	18,829	18,228	18,432	15,821
Income before income tax expense	5,340	3,601	1,561	406	3,107
Income tax expense (benefit)	1,640	1,001	133	(329)	637
Net income	$3,700	$2,600	$1,428	$735	$2,470

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	4,559,316	4,541,305	3,781,562	3,261,809	3,256,183
Diluted	4,591,822	4,580,350	3,816,904	3,287,017	3,327,379

PER SHARE DATA:
Basic earnings per share	$0.81	$0.57	$0.38	$0.23	$0.76
Diluted earnings per share	0.81	0.57	0.37	0.22	0.74
Cash dividends (2)	0.16	0.09	-	-	-

BALANCE SHEET:
Loans, net	$537,833	$466,332	$386,981	$342,760	$332,495
Total assets	684,503	595,915	533,911	514,734	506,953
Total deposits	517,856	458,270	430,297	432,436	425,376
Total stockholders’ equity	53,941	51,229	46,425	40,372	39,902
Average assets	627,298	559,885	529,152	510,565	483,627
Average stockholders’ equity	52,715	49,494	42,382	40,720	38,369

PERFORMANCE RATIOS:
Return on average assets	0.59%	0.46%	0.27%	0.14%	0.51%
Return on average stockholders’ equity	7.02%	5.25%	3.37%	1.81%	6.44%
Average equity/average assets	8.40%	8.84%	8.01%	7.98%	7.93%
Net interest margin	3.45%	3.49%	3.41%	3.52%	3.87%
Efficiency ratio (3)	77.47%	78.56%	80.89%	79.56%	71.16%
Other income to net interest income plus other income	24.32%	24.87%	27.04%	30.22%	23.93%
Dividend payout ratio	19.75%	15.79%	-	-	-

CAPITAL RATIOS: (4)
Tier I capital to average assets	9.45%	10.19%	10.38%	9.27%	9.29%
Tier I capital to total risk-weighted assets	11.74%	12.79%	14.21%	12.88%	13.05%
Total capital to total risk-weighted assets	12.79%	14.02%	15.47%	14.13%	14.31%
Common equity Tier 1 capital to total risk-weighted assets	11.74%	N/A	N/A	N/A	N/A

ASSET QUALITY RATIOS:
Non-accrual loans to total loans	0.98%	1.26%	3.03%	5.14%	7.15%
Non-performing assets to total assets (5)	1.49%	2.02%	3.10%	4.61%	6.71%
Net loan charge-offs to average total loans	0.14%	0.33%	0.65%	3.70%	0.73%
Allowance for loan losses to total loans at period end	1.03%	1.20%	1.38%	1.43%	2.12%
Allowance for loan losses to non-performing loans (6)	81.43%	74.23%	39.73%	26.93%	26.03%

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 75%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  Our net interest margin was negatively impacted during the year ended December 31, 2015 due to the continued low interest rate environment.  The impact resulted in interest earning asset yields decreasing faster than rates on interest bearing deposits, which decreased our net interest margin by 4 basis points to 3.45% for the year ended 2015 compared to 3.49% for the year ended 2014.

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

We continued to make progress in 2015 towards reducing our problem assets, which was one of our primary goals.  For 2015, we had a 15.2% improvement in NPAs and our total problem assets, which consists of foreclosed real estate and criticized and classified loans, declined by 5.1% as compared to 2014.  In addition, the ratio of NPAs to total assets improved to 1.5% at December 31, 2015 from 2.0% at December 31, 2014.

For 2015, our net income increased to $3.7 million, or $0.81 per basic and diluted share, as compared to net income of $2.6 million, or $0.57 per basic and diluted share, for the same period last year.  The increase in net income for the year ended December 31, 2015 was largely due to an increase in net interest income of $2.1 million, a decline in the provision for loan losses of $901 thousand and higher non-interest income of $492 thousand, which were partially offset by increases in non-interest expenses of $1.7 million and income tax expense of $639 thousand.

Total loans receivable, net of unearned income, increased $71.5 million, or 15.1%, to $543.4 million at December 31, 2015, from $472.0 million at year-end 2014.  This increase was primarily attributed to growth  in the commercial loan portfolio.  Our total deposits increased $59.6 million, or 13.0%, to $517.9 million at December 31, 2015, from $458.3 million at December 31, 2014.  The increase in deposits was due to increases in both interest bearing deposits of $42.9 million, or 11.1%, and non-interest bearing deposits of $16.7 million, or 23.7%, for December 31, 2015, as compared to December 31, 2014.

At December 31, 2015, our total stockholders’ equity was $53.9 million, an increase of $2.7 million when compared to December 31, 2014.  The increase was largely due to net income for the year ended December 31, 2015.  At December 31, 2015, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 9.45%, 11.74%, 12.79% and 11.74%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Goodwill.    We have recorded goodwill of $2.8 million at December 31, 2015, primarily related to the acquisition of Tri-State in October of 2001.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2015 and 2014.

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

Investment Securities Impairment Evaluation.    The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to AOCI, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2015 or December 31, 2014 were deemed to be impaired.

Fair Value Measurements. We use fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:

Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level 2 includes debt securities with quoted prices that are traded less frequently then exchange-traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

Under ASC Topic 820, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820.  Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2015 AND 2014

General.  At December 31, 2015, we had total assets of $684.5 million compared to total assets of $595.9 million at December 31, 2014, an increase of $88.6 million, or 14.9%. Gross loans increased $71.5 million, or 15.1%, to $543.4 million at December 31, 2015, from $472.0 million at December 31, 2014.  Total deposits increased 13.0% to $517.9 million at December 31, 2015, from $458.3 million at December 31, 2014.

Cash and Cash Equivalents.    Our cash and cash equivalents increased $261 thousand, or 4.5%, at December 31, 2015 to $6.1 million from $5.9 million at December 31, 2014.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt securities in an unrealized loss position have been evaluated as of December 31, 2015, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2015, 2014 and 2013.

	December 31,
(Dollars in thousands)	2015	2014	2013
U.S. government agencies	$12,788	$7,858	$5,380
State and political subdivisions	38,149	26,384	25,875
Mortgage-backed securities
U.S. government-sponsored enterprises	42,839	43,724	58,937
Equity securities-financial services industries and other	-	10	484
Total available for sale	$93,776	$77,976	$90,676

Our securities, available for sale, increased by $15.8 million, or 20.3%, to $93.8 million at December 31, 2015 from $78.0 million at December 31, 2014.  During 2015  we  purchased $46.7 million in new securities, $20.4 million in securities were sold and $8.6 million in securities matured, were called or were repaid.  During 2015, there was a $137 thousand decrease in the net unrealized gain position and a $271 thousand net realized gain on the sale of available for sale securities.

We had $6.8 million of our security portfolio classified as held to maturity at December 31, 2015, an increase of $828 thousand from December 31, 2014.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2015, 2014 and 2013.

(Dollars in thousands)	2015	2014	2013
State and political subdivisions	$6,834	$6,006	$6,074
Total held to maturity securities	$6,834	$6,006	$6,074

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2015.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2015, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$-	- %	$-	- %	$-	- %	$12,792	0.69%
State and political subdivisions	-	- %	699	2.96%	2,834	3.39%	34,238	2.85%
Mortgage-backed securities -
U.S. government-sponsored enterprises	-	- %	-	- %	11,759	2.15%	31,310	2.08%
Total Available for Sale	$-	- %	$699	2.96%	$14,593	2.39%	$78,340	2.19%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2015, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$2,953	0.88%	$-	- %	$2,832	3.73%	$1,049	1.66%
Total held to maturity	$2,953	0.88%	$-	- %	$2,832	3.73%	$1,049	1.66%

We held $5.2 million in Federal Home Loan Bank of New York (“FHLBNY”)  stock at December 31, 2015 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2015, increased $71.5 million, or 15.1%, to $543.4 million from $472.0 million at December 31, 2014.  During the year ended December 31, 2015, new originations have exceeded payoffs both through scheduled maturities and prepayments. Loan growth for 2015 occurred primarily in commercial real estate loans (an increase of $55.9 million, or 17.1%) and residential real estate loans (an increase of $15.7 million, or 14.1%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2011 through 2015:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial and industrial	$20,023	$20,549	$15,205	$16,158	$13,711
Construction	13,348	12,379	7,307	7,004	8,520
Commercial real estate	382,262	326,370	260,664	225,345	216,191
Residential real estate	127,204	111,498	107,992	98,301	100,175
Consumer and other loans	1,253	1,665	1,617	1,255	1,336
Total gross loans	$544,090	$472,461	$392,785	$348,063	$339,933

The increase in loans was funded during 2015 by an increase in our borrowings and deposits.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2015, are presented in the following table.

	December 31, 2015
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	1 Year	Years	5 Years
Commercial and industrial	$5,842	$9,150	$5,031
Construction	6,843	936	5,569
Commercial real estate	23,428	14,705	344,129
Residential real estate	4,454	3,967	118,783
Consumer and other	314	306	633
Total loans	$40,881	$29,064	$474,145
Interest rates:
Fixed or predetermined	$35,705	$23,312	$132,445
Floating or adjustable	5,176	5,752	341,700
Total loans	$40,881	$29,064	$474,145

Loan and Asset Quality.    NPAs consist of non-accrual loans, loans over 90 days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total NPAs decreased by $1.8 million, or 15.2%, to $10.2 million at year-end 2015 from $12.0 million at year-end 2014. The ratio of NPAs to total assets for December 31, 2015 and December 31, 2014 were 1.5% and 2.0%, respectively.

Our non-accrual loan balance decreased $612 thousand, or 10.3%, to $5.3 million at December 31, 2015, from $5.9 million at December 31, 2014.  Troubled debt restructured loans still accruing has remained flat at $1.6 million for December 31, 2015, and December 31, 2014.  Foreclosed assets decreased $1.1 million to $3.4 million at December 31, 2015, from $4.4 million at December 31, 2014.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2011 through 2015.

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial and industrial	$20	$94	$-	$27	$32
Construction	-	-	-	2,462	2,458
Commercial real estate	4,016	3,936	9,700	12,062	19,311
Residential real estate	1,138	1,893	2,192	3,315	2,482
Consumer and other	138	1	-	1	-
Total nonaccrual loans	5,312	5,924	11,892	17,867	24,283
Loans past due 90 days and still accruing	-	85	123	208	803
Troubled debt restructured loans still accruing	1,553	1,590	1,628	608	3,411
Total non-performing loans	6,865	7,599	13,643	18,683	28,497
Foreclosed real estate	3,354	4,449	2,926	5,066	5,509
Total non-performing assets	$10,219	$12,048	$16,569	$23,749	$34,006
Non-accrual loans to total loans	0.98%	1.26%	3.03%	5.14%	7.15%
Non-performing assets to total assets	1.49%	2.02%	3.10%	4.61%	6.71%
Interest income received on nonaccrual loans	$138	$138	$122	$301	$408
Interest income that would have been recorded under the original terms of the loans	$264	$301	$774	$996	$1,509

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2015,  we had  five loans totaling $1.8 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

Allowance for Loan Losses.    The allowance for loan losses consists of general, specific and unallocated components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

The allowance contains reserves identified as unallocated. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2015, the allowance for loan losses was $5.6 million,  a decrease of $51 thousand, or 0.9%, from $5.6 million at December 31, 2014.  The provision for loan losses was  $636 thousand and there were

$769 thousand in charge-offs and $82 thousand in recoveries during 2015.  The allowance for loan losses as a percentage of total loans was 1.03% at December 31, 2015 compared to 1.20% at December 31, 2014.    The decrease in allowance for loan losses as percentage of total loans is mostly due to an increase in total loans of $71.6 million at December 31, 2015 as compared to December 31, 2014, as well as declining levels of non-performing, classified, and impaired loans.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$5,641	$5,421	$4,976	$7,210	$6,397
Provision charged to operating expenses	636	1,537	2,745	4,330	3,306
Recoveries of loans previously charged-off:
Commercial and industrial	17	17	122	2	6
Construction	-	-	-	-	516
Commercial real estate	41	39	450	78	8
Residential real estate	17	4	112	-	-
Consumer and other	7	10	12	27	19
Total recoveries	82	70	696	107	549
Loans charged-off:
Commercial and industrial	19	1	55	169	24
Construction	-	-	350	1,538	909
Commercial real estate	560	1,168	2,317	3,904	2,057
Residential real estate	165	181	246	998	12
Consumer and other	25	37	28	62	40
Total charge-offs	769	1,387	2,996	6,671	3,042
Net charge-offs	687	1,317	2,300	6,564	2,493
Balance at end of year	$5,590	$5,641	$5,421	$4,976	$7,210
Net charge-offs to average loans outstanding	0.14%	0.33%	0.62%	3.70%	0.73%
Allowance for loan losses total loans at year-end	1.03%	1.20%	1.38%	1.43%	2.12%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2015		2014		2013
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$85	3.7%	$231	4.3%	$222	3.9%
Construction	220	2.5%	383	2.6%	308	1.8%
Commercial real estate	3,646	70.2%	3,491	69.1%	3,399	66.4%
Residential real estate	784	23.4%	903	23.6%	941	27.5%
Consumer and other loans	87	0.2%	19	0.4%	16	0.4%
Unallocated	768	-	614	-	535	-
Total	$5,590	100.0%	$5,641	100.0%	$5,421	100.0%

	Allowance for Loans Losses at December 31,
	2012		2011
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$271	4.6%	$304	4.0%
Construction	223	2.0%	294	3.1%
Commercial real estate	3,395	64.7%	4,833	63.2%
Residential real estate	869	28.3%	987	29.3%
Consumer and other loans	38	0.4%	9	0.4%
Unallocated	180	-	783	-
Total	$4,976	100.0%	$7,210	100.0%

Premises and Equipment.    Net premises and equipment increased by $229 thousand, or 2.6%, from $8.7 million at December 31, 2014 to $8.9 million at December 31, 2015 primarily due to growth initiatives in new markets, including the opening of the Astoria branch.

Bank-owned Life Insurance.    Our BOLI carrying value increased  to $12.5 million at December 31, 2015 from $12.2 million at December 31, 2014.  The increase was principally the result of $313 thousand in net earnings on BOLI policies in 2015.

Deposits.    Total deposits increased $59.6 million, or 13.0%, to $517.9 million at December 31, 2015, from $458.3 million at December 31, 2014.  The increase in deposits was due to increases in non-interest bearing deposits of $16.7 million, or 23.7%, interest bearing transaction deposits of $12.6 million, or 4.5%, and time deposits of $30.3 million, or 28.4%, for December 31, 2015, as compared to December 31, 2014.  Our funding mix continued to improve as non-interest deposits increased.

Total average deposits increased $46.0 million from $446.2 million for the year ended December 31, 2014 to $492.2 million for the year ended December 31, 2015,  a 10.3% increase.  Average NOW accounts increased

$11.7 million, or 9.8%, from $118.9 million for 2014 to $130.6 million for 2015.  Average demand accounts increased $20.3 million, or 30.9% from $65.7 million for 2014 to $86.0 million for 2015.  Average time deposits increased $13.5 million, or 12.8%, from $105.7 million for 2014 to $119.3 million for 2015.  Average money market balances increased $5.4 million, or 45.3%, from $11.9 million for 2014 to $17.3 million for 2015.  Average savings accounts decreased $4.8 million or 3.4%, from $144.0 million for 2014 to $139.1 million for 2015.  Increases to average NOW accounts and demand deposits were partly offset by the aforementioned decreases in other deposit categories.

The average balances and weighted average rates paid on deposits for 2015,  2014 and 2013 are presented below.

	Year Ended December 31,
	2015 Average		2014 Average		2013 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$86,016	- %	$65,720	- %	$56,361	- %
NOW	130,569	0.17%	118,913	0.15%	113,535	0.14%
Money market	17,287	0.20%	11,901	0.14%	14,409	0.20%
Savings	139,120	0.20%	143,965	0.21%	153,322	0.23%
Time	119,256	1.03%	105,748	1.09%	99,025	1.31%
Total deposits	$492,248	0.36%	$446,247	0.37%	$436,652	0.42%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2015 is presented in the following table.

(Dollars in thousands)
3 months or less	$9,607
3 to 6 months	11,532
6 to 12 months	19,299
Over 12 months	10,092
Total	$50,530

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2015, we had $61.0 million in long-term advances outstanding at a weighted average interest rate of 2.61%.    The increase in borrowings for 2015, as compared to 2014, was necessary to fund loan growth.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Average daily amount of short-term borrowings outstanding during the period	$8,778	$2,657	$3,964
Weighted average interest rate on average daily short-term borrowings	0.43%	0.34%	0.38%
Maximum short-term borrowings outstanding at any month-end	$34,650	$23,500	$17,500
Short-term borrowings outstanding at period end	$34,650	$23,500	$-
Weighted average interest rate on short-term borrowings at period end	0.52%	0.39%	- %

Junior Subordinated Debentures.    On June 28, 2007, we raised $12.9 million in capital through the issuance of junior subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2015 was 1.95%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve Board allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

Equity.  Stockholders’ equity inclusive of AOCI, net of income taxes, was $53.9 million at December 31, 2015, an increase of $2.7 million, from the $51.2 million at year-end 2014. The increase in stockholders’ equity was due to $3.7 million in net income in 2015, which was offset by $746 thousand in dividends declared and a $533 thousand increase in treasury stock at December 31, 2015 as compared to December 31, 2014.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2015 AND 2014

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

For the year ended December 31, 2015, the Company reported net income of $3.7 million, or $0.81 per basic and diluted share, as compared to net income of $2.6 million, or $0.57 per basic and diluted share, for the same period last year.  The increase in net income for the year ended December 31, 2015 was primarily attributed to an increase in net interest income of $2.1 million and a decrease in credit quality costs of $971 thousand, or 41.3%, which were partially offset by increases in certain non-interest expenses.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2015, 2014 and 2013.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Year Ended December 31,
(Dollars in thousands)	2015			2014			2013
	Average		Average	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$33,688	$1,348	4.00%	$31,079	$1,362	4.38%	$30,758	$1,535	4.99%
Taxable	65,402	1,239	1.89%	59,774	854	1.43%	87,155	603	0.69%
Total securities	99,090	2,587	2.61%	90,853	2,216	2.44%	117,913	2,138	1.81%
Total loans receivable (1) (4)	488,963	21,497	4.40%	429,320	19,512	4.54%	372,894	18,007	4.83%
Other interest-earning assets	7,109	9	0.13%	8,519	11	0.13%	6,488	16	0.25%
Total earning assets	595,162	24,093	4.05%	528,692	21,739	4.11%	497,295	20,161	4.05%

Non-interest earning assets	37,834			36,881			37,620
Allowance for loan losses	(5,698)			(5,688)			(5,763)
Total Assets	$627,298			$559,885			$529,152

Sources of Funds:
Interest bearing deposits:
NOW	$130,569	$227	0.17%	$118,913	$184	0.15%	$113,535	$154	0.14%
Money market	17,287	35	0.20%	11,901	17	0.14%	14,409	29	0.20%
Savings	139,120	282	0.20%	143,965	296	0.21%	153,322	351	0.23%
Time	119,256	1,228	1.03%	105,748	1,151	1.09%	99,025	1,293	1.31%
Total interest bearing deposits	406,232	1,772	0.44%	380,527	1,648	0.43%	380,291	1,827	0.48%
Borrowed funds	65,600	1,576	2.40%	48,246	1,434	2.97%	34,526	1,157	3.35%
Junior subordinated debentures	12,887	220	1.71%	12,887	212	1.65%	12,887	217	1.68%
Total interest bearing liabilities	484,719	3,568	0.74%	441,660	3,294	0.75%	427,704	3,201	0.75%

Non-interest bearing liabilities:
Demand deposits	86,016			65,720			56,361
Other liabilities	3,848			3,011			2,705
Total non-interest bearing liabilities	89,864			68,731			59,066
Stockholders' equity	52,715			49,494			42,382
Total Liabilities and Stockholders' Equity	$627,298			$559,885			$529,152

Net Interest Income and Margin (5)		20,525	3.45%		18,445	3.49%		16,960	3.41%
Tax-equivalent basis adjustment		(449)			(439)			(519)
Net Interest Income		$20,076			$18,006			$16,441

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

Net interest income on a fully tax equivalent basis increased $2.1 million, or 11.3%, to $20.5 million for the year ended December 31, 2015  as compared to $18.4 million for same period in 2014.  The increase in net interest income was largely due to an increase in average interest earning assets of $66.5 million or 12.6%, offset by the net interest margin decreasing 4 basis points to 3.45% for the year ended December 31, 2015 compared to the same period last year.  The increase in average interest earning assets was driven by growth in average total loans receivable of $59.6 million and by an increase in average securities of $8.2 million.  The decrease in the net interest margin was mostly attributed to a 14 basis point decrease in the average rate earned on loans, which resulted in a decrease in the average rate paid on interest earnings assets of 6 basis points to 4.05% for the year ended December 31, 2015 from 4.11% for the same period in 2014.

Interest Income.    Total interest income, on a fully taxable equivalent basis, increased $2.4 million, or 10.8%, to $24.1 million for the year ended December 31, 2015 as compared to $21.7 million for the same period in 2014.  The increase in net interest income was largely due to a $66.5 million, or 12.6%, increase in average interest earning assets, principally loans receivable, which increased $59.6 million, or 13.9%. The increase in interest income was partly offset by a decline in average rate of 6 basis points to 4.05% for the year ended December 31, 2015 as compared to the same period in 2014. The decline in average rate was mostly attributed to a 14 basis point decrease in the average rate earned on loans

Interest income from securities, on a fully taxable equivalent basis, increased $371 thousand, or 16.7%, for the year ended December 31, 2015 compared to the same period in 2014.    The increase was due to an increase in the average balance of the securities portfolio of $8.2 million, or 9.1%, to $99.1 million for the year ended December 31, 2015 as compared to the same period in 2014.  The increase in the average balance of the securities portfolio was complimented by an increase in the average rate of 17 basis points to 2.61% for 2015 from 2.44% for 2014.

Interest income from the loan portfolio increased by $2.0 million,  or 10.2%, to $21.5 million for 2015 from $19.5 million for 2014.  The improvement was due to an increase in the average balance on loans, which increased $59.6 million, or 13.9%, for the year ended December 31, 2015 as compared to the same period in 2014.  The increase in the average balance on loans was partially offset by a decrease of 14 basis points in the average rate on the loan portfolio for the year ended December 31, 2015 as compared to the same period in 2014.

Interest Expense.    Total interest expense increased $274 thousand, or 8.3%, to $3.6 million for the year ended December 31, 2015 from $3.3 million for the same period in 2014.  The increase was principally due to growth in the average balance of borrowings of $17.4 million and average balance of deposits of $25.7 million in 2015 compared to 2014.  The increase in the average balance of borrowings was partially offset by a decrease in rates paid on borrowings of 57 basis points for 2015 compared to 2014.

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

	December 31, 2015 v. 2014			December 31, 2014 v. 2013
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$109	$(123)	$(14)	$16	$(189)	$(173)
Taxable	86	299	385	(235)	486	251
Total securities	195	176	371	(219)	297	78
Total loans receivable (2)	2,639	(654)	1,985	2,609	(1,104)	1,505
Other interest-earning assets	(2)	-	(2)	4	(9)	(5)
Total net change in income on interest-earning assets	2,832	(478)	2,354	2,394	(816)	1,578
Interest bearing deposits:
NOW	19	24	43	7	23	30
Money market	10	8	18	(5)	(7)	(12)
Savings	(10)	(4)	(14)	(20)	(35)	(55)
Time	141	(64)	77	84	(226)	(142)
Total interest bearing deposits	160	(36)	124	66	(245)	(179)
Borrowed funds	451	(309)	142	420	(143)	277
Junior subordinated debentures	-	8	8	-	(5)	(5)
Total net change in expense on interest-bearing liabilities	611	(337)	274	486	(393)	93
Change in net interest income	$2,221	$(141)	$2,080	$1,908	$(423)	$1,485

(1) Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(2) Includes loan fee income

Provision for Loan Losses.    Provision for loan losses decreased $901 thousand to $636 thousand for the year ended December 31, 2015, as compared to $1.5 million for the same period in 2014.  The decrease in the provision for loan losses for the year-ended December 31, 2015 was largely attributed to a decrease in charge-offs related to the resolution of problem loans.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2015 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans decreased $612 thousand, or 10.3%, to $5.3 million at December 31, 2015 from $5.9 million at December 31, 2014.  We believe these loans are adequately provided for in our loan loss allowance or are sufficiently collateralized at December 31, 2015.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to our consolidated financial statements herein for further discussion.

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

Non-interest income increased $492 thousand, or 8.3%, to $6.5 million for the year ended December 31, 2015 as compared to the same period last year.  The increase in non-interest income was largely due to increases in insurance commissions and fees, mostly due to the underwriting of new insurance policies and the retention of existing policies, and other income of $547 thousand, or 17.4%, and $166 thousand, or 49.6%, respectively, which were partially offset by a decrease in service fees on deposit accounts of $141 thousand and an increase in loss on disposal of fixed assets of $125 thousand for the year ended December 31, 2015, as compared to the same period in 2014.    Included in the increase for loss on disposal of fixed assets was a one-time $138 thousand pre-tax charge on disposal of computer hardware as part of outsourcing our core system processing.

Non-Interest Expense.  Total non-interest expense increased $1.7 million, or 9.2%, to $20.6 million for the year ended December 31, 2015 as compared to the same period last year.  The increase for the year ended December 31, 2015, as compared to the same period in 2014, was largely due to increases in salaries and employee benefits of $1.4 million, other expenses of $336 thousand, furniture and equipment expenses of $136 thousand, occupancy expenses, net of $127 thousand, and expenses and write-downs related to foreclosed real estate of $103 thousand, which were partially offset by decreases in loan collection costs of $173 thousand, FDIC fees of $161 thousand, and data processing of $61 thousand. The increases for the twelve months ended December 31, 2015 as compared to 2014 in salaries and employee benefits expense were due in part to an increase in personnel to support our growth initiative in new markets, including the opening of our Astoria branch in the first quarter of 2015, additional staffing for business development and a temporary increase in staffing costs related to the development of a digital banking division.  The increases for the twelve months ended December 31, 2015 as compared to 2014 in various categories, including occupancy, furniture and equipment, and other expenses were mostly related to the opening of our Astoria branch in the first quarter of 2015 and costs associated with our new core application system, which was implemented in the third quarter of 2014.

Income Taxes.  The provision for income taxes was $1.6 million and $1.0 million for 2015 and 2014, respectively. Our effective tax rate was 30.7% and 27.8% for 2015 and 2014, respectively.  The increase in income tax expense for the year ended December 31, 2015 was primarily attributable to growth in pre-tax income from taxable sources.    See Notes 1 and 16 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2015, total deposits amounted to $517.9 million, an increase of $59.6 million, or 13.0%, over the prior comparable year.  At December 31, 2015, advances from the FHLBNY and subordinated debentures totaled $108.5 million and represented 15.9% of total assets as compared to $82.4 million and 13.8% of total assets, at December 31, 2014.

Loan production continued to be our principal investing activity. Net loans at December 31, 2015 amounted to $537.8 million, an increase of $71.5 million, or 15.3%, compared to the same period in 2014.

Our most liquid assets are cash and cash equivalents.  At December 31, 2015, the total of such assets amounted to $6.1 million, or 0.9%, of total assets, compared to $5.9 million, or 1.0%, of total assets at year-end 2014.  Another significant liquidity source is our available for sale securities.  At December 31, 2015, available for sale securities amounted to $93.8 million compared to $78.0 million at year-end 2014.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Board discount window.  The Bank also has the capacity to borrow an additional $49.1 million through its membership in the FHLBNY and $10.0 million line of credit at Atlantic Central Bankers Bank at December 31, 2015.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 4.0% and Total risk based capital as of risk-adjusted assets of 8.0% at a minimum.  At December 31, 2015, the Bank’s Tier I and Total risk based capital ratios were 11.74% and 12.79%, respectively.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2015, the Bank had a leverage ratio of 9.45%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2015 totaled $84.6 million, which consisted of $30.6 million in commitments to grant commercial and residential loans, $53.1 million in unfunded commitments under lines of credit and $990 thousand in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2015. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

The following table sets forth our interest rate risk profile at December 31, 2015 and 2014. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)		Estimated Increase		Estimated	Estimated Increase
Change in Interest Rates	Estimated	(Decrease)		Net Interest	(Decrease)
(basis points)	NPV(1)	Amount	Percent	Income (3)	Amount	Percent
December 31, 2015
+200bp	$ 58,290	$ (22,582)	(27.9)%	$ 19,932	$ (1,534)	(7.1)%
0bp	$ 80,872	-	-	$ 21,466	-	-
-100bp	$ 72,312	$ (8,560)	(10.6)%	$ 20,805	$ (661)	(3.1)%

December 31, 2014
+200bp	$ 65,759	$ (12,719)	(16.2)%	$ 19,160	$ (144)	(0.7)%
0bp	$ 78,478	-	-	$ 19,304	-	-
-100bp	$ 66,834	$ (11,644)	(14.8)%	$ 18,232	$ (1,072)	(5.6)%

(1)			Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)			NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)			Assumes a gradual change in interest rates over a one year period at all maturities.

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

Management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, management used criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2015, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.  Currently, our independent public accounting firm is not required to audit our internal control over financial reporting and therefore do not offer an opinion on its effectiveness.

ITEM  9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1- Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance - Committees of the Board of Directors – Audit Committee.”

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
Dated: March 16, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2016.

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

We have audited the accompanying consolidated balance sheets of Sussex Bancorp (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp at December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 16, 2016

ll me

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	December 31, 2015	December 31, 2014

ASSETS
Cash and due from banks	$2,914	$2,953
Interest-bearing deposits with other banks	3,206	2,906
Cash and cash equivalents	6,120	5,859

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	93,776	77,976
Securities held to maturity, at amortized cost (fair value of $7,008 and $6,190 at December 31, 2015 and December 31, 2014, respectively)	6,834	6,006
Federal Home Loan Bank Stock, at cost	5,165	3,908

Loans receivable, net of unearned income	543,423	471,973
Less: allowance for loan losses	5,590	5,641
Net loans receivable	537,833	466,332

Foreclosed real estate	3,354	4,449
Premises and equipment, net	8,879	8,650
Accrued interest receivable	1,764	1,796
Goodwill	2,820	2,820
Bank-owned life insurance	12,524	12,211
Other assets	5,334	5,808

Total Assets	$684,503	$595,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$87,209	$70,490
Interest bearing	430,647	387,780
Total deposits	517,856	458,270

Short-term borrowings	34,650	23,500
Long-term borrowings	61,000	46,000
Accrued interest payable and other liabilities	4,169	4,029
Junior subordinated debentures	12,887	12,887

Total Liabilities	630,562	544,686

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; 4,705,480 and 4,673,789 shares issued and 4,646,238 and 4,662,606 shares outstanding at December 31, 2015 and December 31, 2014, respectively	35,927	35,553
Treasury stock, at cost; 59,242 and 11,183 shares at December 31, 2015 and December 31, 2014, respectively	(592)	(59)
Retained earnings	18,520	15,566
Accumulated other comprehensive income	86	169

Total Stockholders' Equity	53,941	51,229

Total Liabilities and Stockholders' Equity	$684,503	$595,915
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands except per share data)	2015	2014
INTEREST INCOME
Loans receivable, including fees	$21,497	$19,512
Securities:
Taxable	1,239	854
Tax-exempt	899	923
Interest bearing deposits	9	11
Total Interest Income	23,644	21,300
INTEREST EXPENSE
Deposits	1,772	1,648
Borrowings	1,576	1,434
Junior subordinated debentures	220	212
Total Interest Expense	3,568	3,294
Net Interest Income	20,076	18,006
PROVISION FOR LOAN LOSSES	636	1,537
Net Interest Income after Provision for Loan Losses	19,440	16,469
OTHER INCOME
Service fees on deposit accounts	906	1,047
ATM and debit card fees	776	726
Bank-owned life insurance	313	322
Insurance commissions and fees	3,686	3,139
Investment brokerage fees	130	108
Net gain on sales of securities	271	289
Net loss on sale and disposal of premises and equipment	(130)	(5)
Other	501	335
Total Other Income	6,453	5,961
OTHER EXPENSES
Salaries and employee benefits	11,506	10,079
Occupancy, net	1,751	1,624
Data processing	1,653	1,714
Furniture and equipment	865	729
Advertising and promotion	326	281
Professional fees	654	737
Director fees	544	475
FDIC assessment	446	607
Insurance	271	288
Stationary and supplies	197	221
Loan collection costs	207	380
Net expenses and write-downs related to foreclosed real estate	535	432
Other	1,598	1,262
Total Other Expenses	20,553	18,829
Income before Income Taxes	5,340	3,601
EXPENSE FOR INCOME TAXES	1,640	1,001
Net Income	3,700	2,600
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on available for sale securities arising during the period	134	4,155
Reclassification adjustment for net gain on securities transactions included in net income	(271)	(289)
Income tax related to items of other comprehensive income	54	(1,546)
Other comprehensive income (loss), net of income taxes	(83)	2,320
Comprehensive income	$3,617	$4,920
EARNINGS PER SHARE
Basic	$0.81	$0.57
Diluted	$0.81	$0.57
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015 and 2014

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2013	4,629,113	$35,249	$13,386	$(2,151)	$(59)	$46,425
Net income	-	-	2,600	-	-	2,600
Other comprehensive income	-	-	-	2,320	-	2,320
Restricted stock granted	36,043	-	-	-	-	-
Restricted stock forfeited	(2,550)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	304	-	-	-	304
Dividends declared on common stock ($0.09 per share)		-	(420)	-	-	(420)
Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229
Net income	-	-	3,700	-	-	3,700
Other comprehensive loss	-	-	-	(83)	-	(83)
Treasury shares purchased	(48,059)	-	-	-	(533)	(533)
Restricted stock granted	32,692	-	-	-	-	-
Restricted stock forfeited	(1,001)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	374	-	-	-	374
Dividends declared on common stock ($0.16 per share)	-	-	(746)	-	-	(746)
Balance December 31, 2015	4,646,238	$35,927	$18,520	$86	$(592)	$53,941

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$3,700	$2,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	636	1,537
Depreciation and amortization	998	797
Net amortization of securities premiums and discounts	1,787	1,711
Net realized gain on sale of securities	(271)	(289)
Net realized loss on sale and disposal of premises and equipment	130	5
Net realized gain on sale of foreclosed real estate	(38)	(10)
Write-downs of and provisions for foreclosed real estate	314	222
Deferred income tax expense (benefit)	187	(925)
Earnings on bank-owned life insurance	(313)	(322)
Compensation expense for stock options and stock awards	374	304
Decrease (increase) in assets:
Accrued interest receivable	32	(154)
Other assets	341	1,531
Increase in accrued interest payable and other liabilities	140	727
Net Cash Provided by Operating Activities	8,017	7,734
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(46,704)	(24,437)
Sales	20,718	27,905
Maturities, calls and principal repayments	8,559	11,721
Securities held to maturity:
Purchases	(2,953)	(2,099)
Maturities, calls and principal repayments	2,099	2,122
Net increase in loans	(73,585)	(83,498)
Proceeds from the sale of foreclosed real estate	2,267	875
Purchases of bank premises and equipment	(1,392)	(2,586)
Proceeds from the sale of premises and equipment	35	26
Increase in Federal Home Loan Bank stock	(1,257)	(1,203)
Net Cash Used in Investing Activities	(92,213)	(71,174)
Cash Flows from Financing Activities
Net increase in deposits	59,586	27,973
Increase in short-term borrowed funds	11,150	23,500
Proceeds from long-term borrowings	20,000	10,000
Repayment of long-term borrowings	(5,000)	(5,000)
Purchase of treasury stock	(533)	-
Dividends paid	(746)	(420)
Net Cash Provided by Financing Activities	84,457	56,053
Net Increase (decrease) in Cash and Cash Equivalents	261	(7,387)
Cash and Cash Equivalents - Beginning	5,859	13,246
Cash and Cash Equivalents - Ending	$6,120	$5,859

Supplementary Cash Flows Information
Interest paid	$3,530	$3,286
Income taxes paid	$1,074	$1,064

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,448	$2,610

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

Organization and Nature of Operations

The Company’s business is conducted principally through the Bank.  The Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey, one branch in Warren County, New Jersey,  one in Queens County, New York and one branch in Orange County, New York.  As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Wheatsworth Properties Corp. hold certain foreclosed properties. The Company opened a corporate office in Rockaway, New Jersey during the first quarter of 2014, a  regional office and corporate center in Wantage, New Jersey during the third quarter of 2014, and opened a branch in Astoria, Queens, New York during the first quarter of 2015.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the other-than-temporary impairment, allowance for loan losses, valuation of foreclosed real estate, valuation of goodwill, the valuation of deferred tax assets and the fair value of financial instruments.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $5.2 million and  $3.9 million for the years ended December 31, 2015 and 2014, respectively.

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

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.  The allowance for loan losses consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price is lower than the carrying

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value for that loan.  The general component covers all other loans and is based on historical loss factors adjusted for general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations and local/national economic trends.    The allowance contains reserves identified as unallocated. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

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

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of December 31, 2015, we hold $130 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of December  31, 2015, we had consumer loans with a carrying value of $945 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Bank-owned Life Insurance (“BOLI”)

BOLI is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees in order to fund certain employee and director benefits.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $12.5 million at December 31, 2015 and $12.2 million at December 31, 2014.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2015 and 2014, the Company has recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of an insurance agency in 2001.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically assesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2015.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2015 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2012 remain subject to examination by respective tax authorities.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2016, the FASB issued ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SEGMENT REPORTING

Segment information for 2015 and 2014 is as follows:

	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total

Year Ended December 31, 2015:
Net interest income from external sources	$20,076	$-	$20,076
Other income from external sources	2,741	3,712	6,453
Depreciation and amortization	978	20	998
Income before income taxes	4,670	670	5,340
Income tax expense (1)	1,372	268	1,640
Total assets	679,598	4,905	684,503

Year Ended December 31, 2014:
Net interest income from external sources	$18,004	$2	$18,006
Other income from external sources	2,787	3,174	5,961
Depreciation and amortization	776	21	797
Income before income taxes	3,100	501	3,601
Income tax expense (1)	801	200	1,001
Total assets	591,192	4,723	595,915

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of December 31, 2015 and 2014:

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2015
U.S. government agencies	$12,788	$-	$12,788	$-
State and political subdivisions	38,149	-	38,149	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	42,839	-	42,839	-

December 31, 2014
U.S. government agencies	$7,858	$-	$7,858	$-
State and political subdivisions	26,384	-	26,384	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,724	-	43,724	-
Equity securities-financial services industry and other	10	10	-	-

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

December 31, 2015
Impaired loans	$801	$-	$-	$801
Foreclosed real estate	756	-	-	756

December 31, 2014
Impaired loans	$1,087	$-	$-	$1,087
Foreclosed real estate	761	-	-	761

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

December 31, 2015
Impaired loans	$801	Appraisal of	Appraisal	0% to -61.8%
		collateral	adjustments (1)	(-5.8%)

Foreclosed real estate	756	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

December 31, 2014
Impaired loans	$1,087	Appraisal of	Appraisal	0% to -66.2%
		collateral	adjustments (1)	(-10.6%)

Foreclosed real estate	761	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2015 and 2014:

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2015		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$6,120	$6,120	$6,120	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	93,776	93,776	-	93,776	-
Securities held to maturity	6,834	7,008	-	7,008	-
Federal Home Loan Bank stock	5,165	5,165	-	5,165	-
Loans receivable, net of allowance	537,833	528,065	-	-	528,065
Accrued interest receivable	1,764	1,764	-	1,764	-

Financial liabilities:
Non-maturity deposits	380,983	380,983	-	380,983	-
Time deposits	136,873	136,619	-	136,619	-
Short-term borrowings	34,650	34,650	34,650	-	-
Long-term borrowings	61,000	58,685	-	58,685	-
Junior subordinated debentures	12,887	9,344	-	9,344	-
Accrued interest payable	281	281	-	281	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2014		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$5,859	$5,859	$5,859	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	77,976	77,976	10	77,966	-
Securities held to maturity	6,006	6,190	-	6,190	-
Federal Home Loan Bank stock	3,908	3,908	-	3,908	-
Loans receivable, net of allowance	466,332	462,984	-	-	462,984
Accrued interest receivable	1,796	1,796	-	1,796	-

Financial liabilities:
Non-maturity deposits	351,653	351,653	-	351,653	-
Time deposits	106,617	107,011	-	107,011	-
Short-term borrowings	23,500	23,500	23,500	-	-
Long-term borrowings	46,000	47,766	-	47,766	-
Junior subordinated debentures	12,887	9,361	-	9,361	-
Accrued interest payable	243	243	-	243	-

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2015 and 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2015
U.S. government agencies	$12,792	$51	$(55)	$12,788
State and political subdivisions	37,771	507	(129)	38,149
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,069	206	(436)	42,839
	$93,632	$764	$(620)	$93,776

December 31, 2014
U.S. government agencies	$7,873	$17	$(32)	$7,858
State and political subdivisions	26,432	158	(206)	26,384
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,382	500	(158)	43,724
Equity securities-financial services industry and other	8	2	-	10
	$77,695	$677	$(396)	$77,976

Securities with a carrying value of approximately $33.4 million and $32.8 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at December 31, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	699	698
Due after five years through ten years	2,834	2,832
Due after ten years	34,238	34,619
Total bonds and obligations	37,771	38,149
U.S. government agencies	12,792	12,788
Mortgage-backed securities:
U.S. government-sponsored enterprises	43,069	42,839
Total available for sale securities	$93,632	$93,776

Gross gains on sales of securities available for sale were $372 thousand and $478 thousand and gross losses were $101 thousand and $189 thousand for the years ended December 31, 2015 and 2014, respectively.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2015
U.S. government agencies	$5,888	$(23)	$2,473	$(32)	$8,361	$(55)
State and political subdivisions	5,780	(107)	2,998	(22)	8,778	(129)
Mortgage-backed securities -
U.S. government-sponsored enterprises	31,885	(436)	-	-	31,885	(436)
Total temporarily impaired securities	$43,553	$(566)	$5,471	$(54)	$49,024	$(620)

December 31, 2014
U.S. government agencies	$-	$-	$2,905	$(32)	$2,905	$(32)
State and political subdivisions	7,603	(112)	5,713	(94)	13,316	(206)
Mortgage-backed securities -
U.S. government-sponsored enterprises	15,679	(94)	3,432	(64)	19,111	(158)
Total temporarily impaired securities	$23,282	$(206)	$12,050	$(190)	$35,332	$(396)

As of December 31, 2015, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At December 31, 2015 and 2014, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2015, there were six securities with a fair value of $8.4 million that had an unrealized loss that amounted to $55 thousand.  As of December 31, 2015, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at December 31, 2015, were deemed to be other-than-temporarily impaired.

At December 31, 2014, there were two securities with a fair value of $2.9 million that had an unrealized loss that amounted to $32 thousand.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State and Political Subdivisions

At December 31, 2015 and 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2015, there were 15 securities with a fair value of $8.8 million that had an unrealized loss that amounted to $129 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2015, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2015, were deemed to be other-than-temporarily-impaired.

At December 31, 2014, there were 22 securities with a fair value of $13.3 million that had an unrealized loss of $206 thousand.

Mortgage-Backed Securities

At December 31, 2015 and 2014, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2015, there were 18 securities with a fair value of $31.9 million that had an unrealized loss of $436 thousand.  As of December 31, 2015, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2015, were deemed to be other-than-temporarily impaired.

At December 31, 2014, there were 13 securities with a fair value of $19.1 million that had an unrealized loss of 158 thousand.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2015 and 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2015
State and political subdivisions	$6,834	$174	$-	$7,008

December 31, 2014
State and political subdivisions	$6,006	$189	$(5)	$6,190

The amortized cost and fair value of securities held to maturity at December 31, 2015 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,953	$2,953
Due after one year through five years	-	-
Due after five years through ten years	2,832	2,901
Due after ten years	1,049	1,154
Total held to maturity securities	$6,834	$7,008

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities

The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31, 2014.  At December 31, 2015 we did not have any held to maturity investments with unrealized losses.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2014
State and political subdivisions	$-	$-	$811	$(5)	$811	$(5)

As of December 31, 2015, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions

At December 31, 2015, we did not have any securities in an unrealized loss position.  At December 31, 2014, there were two securities with a fair value of $811 thousand that had an unrealized loss of $5 thousand.  At December 31, 2014, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014

Commercial and industrial loans	$20,023	$20,549
Construction	13,348	12,379
Commercial real estate	382,262	326,370
Residential real estate	127,204	111,498
Consumer and other	1,253	1,665
	544,090	472,461
Unearned net loan origination fees	(667)	(488)
Allowance for loan losses	(5,590)	(5,641)
Net loans receivable	$537,833	$466,332

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $454 thousand and $475 thousand at December 31, 2015 and 2014, respectively.  Mortgage servicing rights were immaterial at December 31, 2015 and 2014.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2015 and 2014:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Year Ended:
December 31, 2015
Beginning balance	$231	$383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	-	(560)	(165)	(25)	-	(769)
Recoveries	17	-	41	17	7	-	82
Provision	(144)	(163)	674	29	86	154	636
Ending balance	$85	$220	$3,646	$784	$87	$768	$5,590

December 31, 2014
Beginning balance	$222	308	$3,399	$941	$16	$535	$5,421
Charge-offs	(1)	-	(1,168)	(181)	(37)	-	(1,387)
Recoveries	17	-	39	4	10	-	70
Provision	(7)	75	1,221	139	30	79	1,537
Ending balance	$231	$383	$3,491	$903	$19	$614	$5,641

The following table presents the balance in the allowance of loan losses at December 31, 2015 and 2014 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

December 31, 2015
Commercial and industrial	$85	$-	$85	$20,023	$20	$20,003
Construction	220	-	220	13,348	-	13,348
Commercial real estate	3,646	112	3,534	382,262	5,160	377,102
Residential real estate	784	79	705	127,204	1,546	125,658
Consumer and other loans	87	73	14	1,253	138	1,115
Unallocated	768	-	-	-	-	-
Total	$5,590	$264	$4,558	$544,090	$6,864	$537,226

December 31, 2014
Commercial and industrial	$231	$51	$180	$20,549	$94	$20,455
Construction	383	-	383	12,379	-	12,379
Commercial real estate	3,491	136	3,355	326,370	5,105	321,265
Residential real estate	903	101	802	111,498	2,314	109,184
Consumer and other loans	19	-	19	1,665	-	1,665
Unallocated	614	-	-	-	-	-
Total	$5,641	$288	$4,739	$472,461	$7,513	$464,948

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An age analysis of loans receivable which were past due as of December 31, 2015 and 2014 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

December 31, 2015
Commercial and industrial	$5	$-	$20	$25	$19,998	$20,023	$-
Construction	-	-	-	-	13,348	13,348	-
Commercial real estate	758	1,461	4,016	6,235	376,027	382,262	-
Residential real estate	335	247	1,138	1,720	125,484	127,204	-
Consumer and other	16	1	138	155	1,098	1,253	-
Total	$1,114	$1,709	$5,312	$8,135	$535,955	$544,090	$-

December 31, 2014
Commercial and industrial	$9	$-	$94	$103	$20,446	$20,549	$-
Construction	1,354	-	-	1,354	11,025	12,379	-
Commercial real estate	2,395	1,209	3,936	7,540	318,830	326,370	-
Residential real estate	555	108	1,978	2,641	108,857	111,498	85
Consumer and other	5	-	1	6	1,659	1,665	-
Total	$4,318	$1,317	$6,009	$11,644	$460,817	$472,461	$85

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at December 31, 2015 and 2014 were:

(Dollars in thousands)	December 31, 2015	December 31, 2014

Commercial and industrial	$20	$94
Commercial real estate	4,016	3,936
Residential real estate	1,138	1,893
Consumer and other	138	1
Total	$5,312	$5,924

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2015 and 2014:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and industrial	$19,983	$5	$35	$-	$20,023
Construction	13,348	-	-	-	13,348
Commercial real estate	367,305	8,957	6,000	-	382,262
Residential real estate	124,915	743	1,546	-	127,204
Consumer and other	1,115	-	138	-	1,253
	$526,666	$9,705	$7,719	$-	$544,090

December 31, 2014
Commercial and industrial	$20,446	$9	$94	$-	$20,549
Construction	12,379	-	-	-	12,379
Commercial real estate	312,172	8,257	5,941	-	326,370
Residential real estate	108,587	457	2,454	-	111,498
Consumer and other	1,527	138	-	-	1,665
	$455,111	$8,861	$8,489	$-	$472,461

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2015 and 2014 and for the years then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2015
With no related allowance recorded:
Commercial and industrial	$20	$20	$-	$16	$-
Commercial real estate	2,684	2,684	-	2,488	32
Residential real estate	1,123	1,152	-	1,239	6

With an allowance recorded:
Commercial and industrial	-	-	-	19	-
Commercial real estate	2,476	2,476	112	2,706	33
Residential real estate	423	423	79	687	11
Consumer and other	138	138	73	-	-

Total:
Commercial and industrial	20	20	-	35	-
Commercial real estate	5,160	5,160	112	5,194	65
Residential real estate	1,546	1,575	79	1,926	17
Consumer and other	138	138	73	-	-
	$6,864	$6,893	$264	$7,155	$82

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2014
With no related allowance recorded:
Commercial real estate	$3,167	$3,736	$-	$3,923	$41
Residential real estate	1,829	1,835	-	1,786	53

With an allowance recorded:
Commercial and industrial	94	94	51	39	2
Commercial real estate	1,938	1,938	136	3,968	37
Residential real estate	485	489	101	567	10

Total:
Commercial and industrial	94	94	51	39	2
Commercial real estate	5,105	5,674	136	7,891	78
Residential real estate	2,314	2,324	101	2,353	63
	$7,513	$8,092	$288	$10,283	$143

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

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2015 and 2014 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

December 31, 2015
Performing	$1,144	$409	$1,553
Non-performing	1,831	194	2,025
Total	$2,975	$603	$3,578

December 31, 2014
Performing	$1,169	$421	$1,590
Non-performing	2,730	224	2,954
Total	$3,899	$645	$4,544

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2015, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no TDRs that occurred during the year ended December 31, 2015 and 2014.

The TDRs described above did not require an allocation of the allowance for credit losses, nor were any charge-offs recorded subsequent to modification during the years ended December 31, 2015 and 2014.

There were no TDRs for which there was a payment default within twelve months following the date of the restructuring for the years ended December 31, 2015 and 2014.

Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.  There were no charge-offs on defaulted TDRs during the year ended December 31, 2015 and 2014.

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014

Land and land improvements	$2,049	$2,049
Building and building improvements	5,953	5,953
Leasehold improvements	1,430	771
Furniture, fixtures and equipment	5,458	5,089
Assets in progress	420	175
	15,310	14,037
Accumulated depreciation	(6,431)	(5,387)
Premises and equipment, net	$8,879	$8,650

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015 and 2014, depreciation expense totaled $998 thousand and $797 thousand, respectively.

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014

Demand, non-interest bearing	$87,209	$70,490
Savings, money market and interest-bearing demand	293,774	281,163
Time deposits less than $100 thousand	86,343	68,712
Time deposits $100 thousand and over	50,530	37,905
Total deposits	$517,856	$458,270

Included in time deposits at December 31, 2015 and 2014, were brokered deposits of $33.8 million and $12.2 million, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

Within one year	$96,505
One to two years	11,966
Two to three years	20,122
Three to four years	4,787
After four years	3,493
$136,873

Certificates of deposits with balances of $250 thousand or more at December 31, 2015 and 2014, totaled approximately $21.7 million and $13.3 million, respectively.

NOTE 9 – BORROWINGS

At December 31, 2015, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $125.1 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $125.1 million.  At December 31, 2015, the Bank had the ability to borrow up to $49.1 million at FHLBNY and $10.0 million at ACBB.

At December 31, 2015 and 2014, the Company had $34.7 million and $23.5 million, respectively, in overnight advances at the FHLBNY, having weighted average interest rates of 0.52% and 0.39%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and 2014 the Bank had the following long-term borrowings from the FHLBNY:

(Dollars in thousands)
	Interest	Balance at December 31,
Maturity Date	Rate	2015	2014

December 7, 2016	4.00%	$5,000	$5,000
June 21, 2017	4.60%	6,000	6,000
November 3, 2017	1.31%	5,000	5,000
December 7, 2017	3.97%	5,000	5,000
December 26, 2017	3.66%	5,000	5,000
December 26, 2017	3.79%	5,000	5,000
January 16, 2018	1.18%	5,000	-
July 17, 2018	1.65%	5,000	5,000
September 19, 2018	1.83%	5,000	5,000
January 31, 2019	2.02%	-	5,000
February 4, 2019	1.53%	5,000	-
January 15, 2020	1.66%	5,000	-
October 5, 2020	1.78%	5,000	-
		$61,000	$46,000

Maturities of long-term debt in years subsequent to December 31, 2015 are as follows:

(Dollars in thousands)

Within one year	$5,000
One to two years	26,000
Two to three years	15,000
Three to four years	5,000
Four to five years	10,000
After five years	-
$61,000

At December 31, 2015 the Company had $61.0 million in long-term fixed rate advances, of which, $11.0 million were convertible notes that contain an option which allows the FHLBNY, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLBNY at their current market rates.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 1.95% and 1.68% at December 31, 2015 and 2014, respectively.  The capital securities are currently redeemable by the Company at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2028.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum payments under non-cancellable leases by year are as follows as of December 31, 2015:

(Dollars in thousands)
2016	$732
2017	660
2018	577
2019	577
2020	171
Thereafter	682
$3,399

Rent expense was $649 thousand and $530 thousand for the years ended December 31, 2015 and 2014, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2015 and 2014 was $135 thousand and $130 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2015 and 2014,  $57 thousand and $62 thousand, respectively, was charged to expense in connection with the Plans.  At December 31, 2015 and 2014, the carrying value of the Supplemental Plans was $795 thousand and $868 thousand,  respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  At December 31, 2015 and 2014, the carrying value of deferred compensation was $173 thousand and $148 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.   In September 2015, the Board of Directors adopted an amendment under the DCA. The amendment, which is effective October 1, 2015, specifies that participants are no longer eligible to be credited earnings based on a rate that tracks the performance of the Company’s common stock on new amounts deferred after such date.  Additionally, effective January 1, 2016, the maximum earnings on deferred compensation amounts that

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are eligible to be credited with an earnings rate that tracks the performance of the Company’s common stock is limited to 10% of the stock price at end of the previous plan year.  The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  At December 31, 2015 and 2014, the carrying value of the DCA was $1.2 million  and $833 thousand, respectively.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP.  Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5-year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment.  At December 31, 2015 and 2014, the carrying value of the SERP was $239 thousand and $179 thousand, respectively.

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

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Unrealized gains on available for sale securities	$134	$54	$80	$4,155	$1,662	$2,493
Reclassification adjustment for net gains on securities transactions included in net income	(271)	(108)	(163)	(289)	(116)	(173)
Total other comprehensive (loss) income	$(137)	$(54)	$(83)	$3,866	$1,546	$2,320

Reclassification adjustments for gains on securities transactions of $271 thousand and $289 thousand for the years ended December 31, 2015 and 2014, respectively, are presented in the income statement on the line item for net gain on securities transactions.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(In thousands, except share and per share data)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2015:
Basic earnings per share:
Net earnings applicable to common stockholders	$3,700	4,559,316	$0.81
Effect of dilutive securities:
Unvested stock awards	-	32,506
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$3,700	4,591,822	$0.81

Year Ended December 31, 2014:
Basic earnings per share:
Net earnings applicable to common stockholders	$2,600	4,541,305	$0.57
Effect of dilutive securities:
Unvested stock awards	-	39,045
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,600	4,580,350	$0.57

There were 58,274 and 9,381 shares of unvested restricted stock awards and options outstanding during December 31, 2015 and 2014, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Restricted stock awards may be made to any plan participant.  As of December 31, 2015, there were 185,335 shares available for future grants under the 2013 Plan.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2015 and 2014 are as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested restricted stock, beginning of year	112,545	$6.06	125,922	$4.98
Granted	32,692	10.54	36,043	8.81
Forfeited	(1,001)	9.19	(2,550)	7.20
Vested	(50,666)	5.93	(46,870)	5.21
Unvested restricted stock, end of period	93,570	$7.67	112,545	$6.06

Total stock-based compensation related to restricted stock awards was $337 thousand and $300 thousand for the years ended December 31, 2015 and December 31, 2014, respectively.  As of December 31, 2015 and 2014, there were $433 thousand and $439 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.4 years and 1.7 years.

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

Stock option transactions under all plans are summarized as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Outstanding, December 31, 2013	32,749	$14.31
Options granted	36,000	9.97
Options expired	(22,224)	14.97
Outstanding, December 31, 2014	46,525	10.63
Options granted	15,985	10.25
Options expired	(10,525)	12.91
Outstanding, December 31, 2015	51,985	$10.06	8.9	$157,717
Exercisable, December 31, 2015	7,200	$9.97	8.9	$21,844

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

		Weighted
Exercise	Number	Average Remaining	Number
Price	Outstanding	Life (Years)	Exercisable

9.97	36,000	8.9	7,200
10.25	15,985	9.1	-
	51,985	8.9	7,200

At December 31, 2015, the aggregated intrinsic value of all outstanding option and exercisable options was $158 thousand and $22 thousand, respectively.

The following table summarizes information about stock option assumptions:

	2015	2014

Expected dividend yield	1.56%	1.20%
Expected volatility	34.32%	34.47%
Risk-free interest rate	1.37%	1.55%
Expected option life	7.5 Years	7.5 Years

The expected dividend yield is based on the Company’s current common stock dividend rate divided by the closing price of the Company shares at the grant date. The expected volatility is based on the closing common stock price of the Company shares over a 5 year period. The assumed risk-free interest rate is based on the US Treasury note rate for a term equivalent to the expected option life at the time of the option grant. The expected life of options amount is estimated as the mid-point between the vesting period and the expiration date of the options granted.

Total stock-based compensation related to stock options was $37 thousand and $4 thousand for the year ended December 31, 2015 and 2014, respectively.

The weighted average grant date fair value of options granted during the year ended December 31, 2015 was $3.56 per share. Expected future expense relating to the non-vested options outstanding as of December 31, 2015 is $150 thousand over a weighted average period of 3.9 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

NOTE 16 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014

Current:
Federal	$1,014	$1,402
State	439	524
	1,453	1,926
Deferred:
Federal	117	(689)
State	70	(236)
	187	(925)
	$1,640	$1,001

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income and comprehensive income for the years ended December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	2015		2014

Federal income tax at statutory rate	$1,816	34%	$1,224	34%
Tax exempt interest	(312)	(6)	(327)	(9)
State income tax, net of federal income tax effect	336	6	190	5
Bank owned life insurance	(106)	(2)	(110)	(3)
Other	(94)	(1)	24	1
	$1,640	31%	$1,001	28%

The components of the net deferred tax asset at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014

Deferred tax assets:
Allowance for loan losses	$2,233	$2,253
Deferred compensation	953	679
Deferred Fees	347	138
Foreclosed real estate	219	204
Restricted stock	115	55
AMT credit	-	391
Other	214	281
Total deferred tax assets	4,081	4,001
Deferred tax liabilities:
Depreciation	(441)	(285)
Prepaid expenses	(254)	(143)
Unrealized gain on securities, available for sale	(58)	(113)
Total deferred tax liabilities	(753)	(541)
Net deferred tax asset	$3,328	$3,460

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

The related party loan activity for the years ended December 31, 2015 and 2014 is summarized as follows:

(Dollars in thousands)	2015	2014

Balance, beginning	$6,136	$6,431
Disbursements	2,664	349
Repayments and other	(2,153)	(644)
Balance, ending	$6,647	$6,136

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $14 thousand and $73 thousand for the years ended December 31, 2015 and 2014, respectively.  Appraisal services provided by related parties totaled $12 thousand and $18 thousand for

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the years ended December 31, 2015 and 2014, respectively. Engineering services provided by related parties totaled $6 thousand and $26 thousand for the year ended December 31, 2015 and 2014, respectively. The Company also paid rent to related parties for an office location in the amount of $147 thousand and $146 thousand for the years ended December 31, 2015 and 2014, respectively.

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

A summary of the Company's financial instrument commitments at December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	2015	2014

Commitments to grant loans	$30,561	$20,199
Unfunded commitments under lines of credit	53,087	39,968
Outstanding standby letters of credit	990	910

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.

NOTE 19 – CAPITAL AND REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $2.3 million at December 31, 2015.

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

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to the Bank.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2015 and 2014 are presented below:

						To be Well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2015
Total capital (to risk-weighted assets):	$68,283	12.79%	$	>42,722	>8.00%	$	>53,402	>10.00%
Tier I capital (to risk-weighted assets):	62,693	11.74		>32,041	>6.00		>42,722	>8.00
Common equity tier I capital (to average assets):	62,693	11.74		>24,031	>4.50		>34,711	>6.50
Tier I capital (to average assets):	62,693	9.45		>26,548	>4.00		>33,184	>5.00

As of December 31, 2014
Total capital (to risk-weighted assets):	$64,283	14.02%	$	>36,674	>8.00%	$	>45,843	>10.00%
Tier I capital (to risk-weighted assets):	58,640	12.79		>18,337	>4.00		>27,506	>6.00
Common equity tier I capital (to average assets):	N/A	N/A		N/A	N/A		N/A	N/A
Tier I capital (to average assets):	58,640	10.19		>23,022	>4.00		>28,778	>5.00

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

At December 31, 2015, the Bank’s funds available for payment of dividends were $58.2 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2015.

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 20 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2015	2014

Assets
Cash	$69	$1
Investment in subsidiary	65,986	62,016
Accrued interest and other assets	1,466	2,635
Total Assets	$67,521	$64,652

Liabilities and Stockholders' Equity
Other liabilities	$693	$536
Junior subordinated debentures	12,887	12,887
Stockholders' equity	53,941	51,229
Total Liabilities and Stockholders' Equity	$67,521	$64,652

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2015	2014

Interest on investments	$-	$8
Net realized gain loss on sale of securities	-	(1)
Interest expense on debentures	(220)	(212)
Other expenses	(311)	(266)
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(531)	(471)
Income tax benefit	179	159
Loss before equity in undistributed net
income of subsidiaries	(352)	(312)
Equity in undistributed net income of subsidiaries	4,052	2,912
Net Income	3,700	2,600

Comprehensive income	$3,617	$4,920

SUSSEX BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2015	2014

Cash Flows from Operating Activities:
Net Income	$3,700	$2,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in other assets and liabilities	1,699	(718)
Equity in undistributed net income of subsidiaries	(4,052)	(2,912)
Net Cash Provided by (Used in) Operating Activities	1,347	(1,030)

Cash Flows from Investing Activities:
Securities available for sale:
Sales	-	320
Net Cash Provided by Investing Activities	-	320

Cash Flows from Financing Activities:
Cash dividends paid	(746)	(420)
Purchase of treasury stock	(533)	-
Net Cash (Used in) Provided by Financing Activities	(1,279)	(420)

Net Increase (Decrease) in Cash and Cash Equivalents	68	(1,130)
Cash and Cash Equivalents - Beginning of Year	1	1,131
Cash and Cash Equivalents - End of Year	$69	$1

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