Form 10-Q
period 2016-03-31
SUSSEX BANCORP
filed 2016-05-13
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

___________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2016

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

As of May 6, 2016 there were 4,675,976 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	March 31, 2016	December 31, 2015

ASSETS
Cash and due from banks	$3,060	$2,914
Interest-bearing deposits with other banks	5,979	3,206
Cash and cash equivalents	9,039	6,120

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	86,523	93,776
Securities held to maturity, at amortized cost (fair value of $7,039 and $7,008 at March 31, 2016 and December 31, 2015, respectively)	6,816	6,834
Federal Home Loan Bank Stock, at cost	3,839	5,165

Loans receivable, net of unearned income	580,051	543,423
Less: allowance for loan losses	5,812	5,590
Net loans receivable	574,239	537,833

Foreclosed real estate	3,328	3,354
Premises and equipment, net	9,126	8,879
Accrued interest receivable	2,257	1,764
Goodwill	2,820	2,820
Bank-owned life insurance	12,600	12,524
Other assets	6,085	5,334

Total Assets	$716,772	$684,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$109,152	$87,209
Interest bearing	466,148	430,647
Total deposits	575,300	517,856

Short-term borrowings	1,430	34,650
Long-term borrowings	66,000	61,000
Accrued interest payable and other liabilities	5,473	4,169
Junior subordinated debentures	12,887	12,887

Total Liabilities	661,090	630,562

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, no par value, 10,000,000 shares authorized; 4,735,218 and 4,705,480 shares issued and 4,675,976 and 4,646,238 shares outstanding at March 31, 2016 and December 31, 2015, respectively	36,028	35,927
Treasury stock, at cost; 59,242 shares at March 31, 2016 and December 31, 2015, respectively	(592)	(592)
Retained earnings	19,909	18,520
Accumulated other comprehensive income	337	86

Total Stockholders' Equity	55,682	53,941

Total Liabilities and Stockholders' Equity	$716,772	$684,503
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2016	2015
INTEREST INCOME
Loans receivable, including fees	$6,145	$5,172
Securities:
Taxable	376	267
Tax-exempt	201	208
Interest bearing deposits	4	4
Total Interest Income	6,726	5,651
INTEREST EXPENSE
Deposits	575	416
Borrowings	437	380
Junior subordinated debentures	68	53
Total Interest Expense	1,080	849
Net Interest Income	5,646	4,802
PROVISION FOR LOAN LOSSES	211	305
Net Interest Income after Provision for Loan Losses	5,435	4,497
OTHER INCOME
Service fees on deposit accounts	225	213
ATM and debit card fees	187	174
Bank-owned life insurance	76	78
Insurance commissions and fees	1,721	1,155
Investment brokerage fees	27	22
Net gain on sales of securities	167	168
Net loss on disposal of premises and equipment	(13)	-
Other	134	91
Total Other Income	2,524	1,901
OTHER EXPENSES
Salaries and employee benefits	3,353	2,780
Occupancy, net	424	477
Data processing	549	354
Furniture and equipment	233	210
Advertising and promotion	105	70
Professional fees	174	146
Director fees	59	166
FDIC assessment	120	124
Insurance	73	52
Stationary and supplies	52	56
Loan collection costs	32	97
Net expenses and write-downs related to foreclosed real estate	75	164
Other	361	374
Total Other Expenses	5,610	5,070
Income before Income Taxes	2,349	1,328
EXPENSE FOR INCOME TAXES	775	376
Net Income	1,574	952
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on available for sale securities arising during the period	985	316
Fair value adjustments on derivatives	(400)	-
Reclassification adjustment for net gain on securities transactions included in net income	(167)	(168)
Income tax related to items of other comprehensive income	(167)	(60)
Other comprehensive income, net of income taxes	251	88
Comprehensive income	$1,825	$1,040
EARNINGS PER SHARE
Basic	$0.34	$0.21
Diluted	$0.34	$0.21
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2016 and 2015

				Accumulated
	Number of			Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Earnings	Income	Stock	Equity

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229
Net income	-	-	952	-	-	952
Other comprehensive income	-	-	-	88	-	88
Treasury shares purchased	(19,450)	-	-	-	(204)	(204)
Restricted stock granted	26,441	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	91	-	-	-	91
Dividends declared on common stock ($0.04 per share)	-	-	(187)	-	-	(187)
Balance March 31, 2015	4,669,597	$35,644	$16,331	$257	$(263)	$51,969

Balance December 31, 2015	4,646,238	$35,927	$18,520	$86	$(592)	$53,941
Net income	-	-	1,574	-	-	1,574
Other comprehensive loss	-	-	-	251	-	251
Restricted stock granted	30,822	-	-	-	-	-
Restricted stock forfeited	(1,084)	-	-	-	-	-
Compensation expense related to stock option and restricted stock grants	-	101	-	-	-	101
Dividends declared on common stock ($0.04 per share)	-	-	(185)	-	-	(185)
Balance March 31, 2016	4,675,976	$36,028	$19,909	$337	$(592)	$55,682

See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$1,574	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	211	305
Depreciation and amortization	258	243
Net amortization of securities premiums and discounts	412	428
Net realized gain on sale of securities	(167)	(168)
Net realized loss on disposal of premises and equipment	13	-
Net realized gain on sale of foreclosed real estate	(3)	(27)
Write-downs of and provisions for foreclosed real estate	-	97
Deferred income tax benefit	(192)	(111)
Earnings on bank-owned life insurance	(76)	(78)
Compensation expense for stock options and stock awards	101	91
Increase in assets:
Accrued interest receivable	(493)	(112)
Other assets	(726)	(563)
Increase in accrued interest payable and other liabilities	904	654
Net Cash Provided by Operating Activities	1,816	1,711
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,044)	(21,632)
Sales	8,088	12,767
Maturities, calls and principal repayments	1,789	2,161
Securities held to maturity:
Purchases	(480)	(491)
Maturities, calls and principal repayments	491	-
Net increase in loans	(36,617)	(1,552)
Proceeds from the sale of foreclosed real estate	29	1,566
Purchases of bank premises and equipment	(518)	(343)
Decrease in Federal Home Loan Bank stock	1,326	369
Net Cash Used in Investing Activities	(27,936)	(7,155)
Cash Flows from Financing Activities
Net increase in deposits	57,444	15,242
Increase in short-term borrowed funds	(33,220)	(18,300)
Proceeds from long-term borrowings	5,000	15,000
Repayment of long-term borrowings	-	(5,000)
Purchase of treasury stock	-	(204)
Dividends paid	(185)	(187)
Net Cash Provided by Financing Activities	29,039	6,551
Net Increase in Cash and Cash Equivalents	2,919	1,107
Cash and Cash Equivalents - Beginning	6,120	5,859
Cash and Cash Equivalents - Ending	$9,039	$6,966

Supplementary Cash Flows Information
Interest paid	$975	$827
Income taxes paid	$795	$250

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$39

See Notes to Consolidated Financial Statements

NOTE 1  –  SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates twelve banking offices, eight located in Sussex County, New Jersey,  one located in Bergen County, New Jersey, one located in Warren County, New Jersey,  one in Queens County, New York and one in Orange County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things; (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation  – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. FASB is issuing ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March  31, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2016
U.S. government agencies	$12,485	$71	$(28)	$12,528
State and political subdivisions	29,611	656	(23)	30,244
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,466	369	(84)	43,751
	$85,562	$1,096	$(135)	$86,523

December 31, 2015
U.S. government agencies	$12,792	$51	$(55)	$12,788
State and political subdivisions	37,771	507	(129)	38,149
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,069	206	(436)	42,839
	$93,632	$764	$(620)	$93,776

Securities with a carrying value of approximately $32.8 million and $33.4 million at March  31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	699	704
Due after five years through ten years	3,643	3,728
Due after ten years	25,269	25,812
Total bonds and obligations	29,611	30,244
U.S. government agencies	12,485	12,528
Mortgage-backed securities:
U.S. government-sponsored enterprises	43,466	43,751
Total available for sale securities	$85,562	$86,523

Gross gains on sales of securities available for sale were $167 thousand and $216 thousand and gross losses were less than $1 thousand and $48 thousand for the three months ended March 31, 2016 and 2015, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March  31, 2016 and December 31, 2015.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2016
U.S. government agencies	$4,587	$(6)	$2,452	$(22)	$7,039	$(28)
State and political subdivisions	1,414	(3)	1,048	(20)	2,462	(23)
Mortgage-backed securities -
U.S. government-sponsored enterprises	12,922	(79)	1,512	(5)	14,434	(84)
Total temporarily impaired securities	$18,923	$(88)	$5,012	$(47)	$23,935	$(135)

December 31, 2015
U.S. government agencies	$5,888	$(23)	$2,473	$(32)	$8,361	$(55)
State and political subdivisions	5,780	(107)	2,998	(22)	8,778	(129)
Mortgage-backed securities -
U.S. government-sponsored enterprises	31,885	(436)	-	-	31,885	(436)
Total temporarily impaired securities	$43,553	$(566)	$5,471	$(54)	$49,024	$(620)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2016, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At March  31, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March  31, 2016, there were five securities with a fair value of $7.0 million that had an unrealized loss that amounted to $28 thousand.  As of March 31, 2016, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at March 31, 2016 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2015, there were six securities with a fair value of $8.4 million that had an unrealized loss that amounted to $55 thousand.

State and Political Subdivisions

At March 31, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2016, there were four securities with a fair value of $2.5 million that had an unrealized loss that amounted to $23 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2016,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at March 31, 2016 were deemed to be OTTI.

At December 31, 2015, there were 15 securities with a fair value of $8.8 million that had an unrealized loss that amounted to $129 thousand.

Mortgage-Backed Securities

At March 31, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2016, there were eight securities with a fair value of $14.4 million that had an unrealized loss that amounted to $84 thousand.  As of March 31, 2016,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2016 were deemed to be OTTI.

At December 31, 2015, there were 18 securities with a fair value of $31.9 million that had an unrealized loss that amounted to $436 thousand.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2016
State and political subdivisions	$6,816	$223	$-	$7,039

December 31, 2015
State and political subdivisions	$6,834	$174	$-	$7,008

The amortized cost and carrying value of securities held to maturity at March 31, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$2,942	$2,942
Due after one year through five years	1,000	1,003
Due after five years through ten years	1,827	1,926
Due after ten years	1,047	1,168
Total held to maturity securities	$6,816	$7,039

Temporarily Impaired Securities

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2016, we did not have any held to maturity investments with unrealized losses. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2015,  we did not have any held to maturity securities in an unrealized loss position.

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$24,278	$20,023
Construction	15,827	13,348
Commercial real estate	409,358	382,262
Residential real estate	130,189	127,204
Consumer and other	1,172	1,253
Total loans receivable	580,824	544,090
Unearned net loan origination fees	(773)	(667)
Allowance for loan losses	(5,812)	(5,590)
Net loans receivable	$574,239	$537,833

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $448 thousand and $454 thousand at March 31, 2016 and December 31, 2015, respectively. Mortgage servicing rights were immaterial at March 31, 2016 and December 31, 2015.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three  months ended March 31, 2016 and 2015:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total

Three Months Ended:
March 31, 2016
Beginning balance	$85	$220	$3,646	$784	$87	$768	$5,590
Charge-offs	-	-	-	(9)	(19)	-	(28)
Recoveries	7	-	31	-	1	-	39
Provision	6	47	170	133	52	(197)	211
Ending balance	$98	$267	$3,847	$908	$121	$571	$5,812

March 31, 2015
Beginning balance	$231	383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	-	(188)	-	(7)	-	(214)
Recoveries	4	-	12	12	3	-	31
Provision	(78)	5	472	(74)	73	(93)	305
Ending balance	$138	$388	$3,787	$841	$88	$521	$5,763

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2016 and December 31, 2015 disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment	Impairment

March 31, 2016
Commercial and industrial	$98	$-	$98	$24,278	$20	$24,258
Construction	267	-	267	15,827	-	15,827
Commercial real estate	3,847	249	3,598	409,358	5,130	404,228
Residential real estate	908	68	840	130,189	1,333	128,856
Consumer and other loans	121	107	14	1,172	138	1,034
Unallocated	571	-	-	-	-	-
Total	$5,812	$424	$4,817	$580,824	$6,621	$574,203

December 31, 2015
Commercial and industrial	$85	$-	$85	$20,023	$20	$20,003
Construction	220	-	220	13,348	-	13,348
Commercial real estate	3,646	112	3,534	382,262	5,160	377,102
Residential real estate	784	79	705	127,204	1,546	125,658
Consumer and other loans	87	73	14	1,253	138	1,115
Unallocated	768	-	-	-	-	-
Total	$5,590	$264	$4,558	$544,090	$6,864	$537,226

An age analysis of loans receivable, which were past due as of March 31, 2016 and December 31, 2015, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing

March 31, 2016
Commercial and industrial	$-	$4	$20	$24	$24,254	$24,278	$-
Construction	-	-	-	-	15,827	15,827	-
Commercial real estate	2,306	1,280	3,993	7,579	401,779	409,358	-
Residential real estate	1,001	247	1,202	2,450	127,739	130,189	-
Consumer and other	4	-	138	142	1,030	1,172	-
Total	$3,311	$1,531	$5,353	$10,195	$570,629	$580,824	$-

December 31, 2015
Commercial and industrial	$5	$-	$20	$25	$19,998	$20,023	$-
Construction	-	-	-	-	13,348	13,348	-
Commercial real estate	758	1,461	4,016	6,235	376,027	382,262	-
Residential real estate	335	247	1,138	1,720	125,484	127,204	-
Consumer and other	16	1	138	155	1,098	1,253	-
Total	$1,114	$1,709	$5,312	$8,135	$535,955	$544,090	$-

(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at March 31, 2016 and December 31, 2015 were:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$20	$20
Commercial real estate	3,993	4,016
Residential real estate	1,202	1,138
Consumer and other	138	138
Total	$5,353	$5,312

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2016 and December 31, 2015:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial and industrial	$24,224	$19	$35	$-	$24,278
Construction	15,827	-	-	-	15,827
Commercial real estate	394,515	8,887	5,956	-	409,358
Residential real estate	128,119	737	1,333	-	130,189
Consumer and other	1,034	-	138	-	1,172
	$563,719	$9,643	$7,462	$-	$580,824

December 31, 2015
Commercial and industrial	$19,983	$5	$35	$-	$20,023
Construction	13,348	-	-	-	13,348
Commercial real estate	367,305	8,957	6,000	-	382,262
Residential real estate	124,915	743	1,546	-	127,204
Consumer and other	1,115	-	138	-	1,253
	$526,666	$9,705	$7,719	$-	$544,090

The following table reflects information about our impaired loans by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$-	$20	$20	$-
Commercial real estate	2,207	2,218	-	2,684	2,684	-
Residential real estate	999	999	-	1,123	1,152	-

With an allowance recorded:
Commercial real estate	2,923	2,923	249	2,476	2,476	112
Residential real estate	334	364	68	423	423	79
Consumer and other	138	138	107	138	138	73

Total:
Commercial and industrial	20	20	-	20	20	-
Commercial real estate	5,130	5,141	249	5,160	5,160	112
Residential real estate	1,333	1,363	68	1,546	1,575	79
Consumer and other	138	138	107	138	138	73
	$6,621	$6,662	$424	$6,864	$6,893	$264

The following table presents the average recorded investment and income recognized for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$20	$-	$10	$-
Commercial real estate	2,446	8	2,759	5
Residential real estate	1,061	1	1,631	1
Total impaired loans without a related allowance	3,527	9	4,400	6

With an allowance recorded:
Commercial real estate	2,699	8	2,766	8
Residential real estate	379	-	513	3
Consumer and other	138	-	69	-
Total impaired loans with an allowance	3,216	8	3,395	11
Total impaired loans	$6,743	$17	$7,795	$17

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

March 31, 2016
Performing	$1,137	$131	$1,268
Non-performing	1,828	194	2,022
Total	$2,965	$325	$3,290

December 31, 2015
Performing	$1,144	$409	$1,553
Non-performing	1,831	194	2,025
Total	$2,975	$603	$3,578

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2016, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three months ended March 31, 2016  and 2015.

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2016 and 2015.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of both March 31, 2016 and December 31, 2015, we held $130 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of March 31, 2016 and December 31, 2015,respectively, we had consumer loans with a carrying value of $878 thousand and $945 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands, except share and	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$1,574	4,578,598	$0.34	$952	4,571,142	$0.21
Effect of dilutive securities:
Unvested stock awards	-	27,828		-	31,768
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,574	4,606,426	$0.34	$952	4,602,910	$0.21

There were 57,038 and 21,244 shares of unvested restricted stock awards and options outstanding during the quarter ended March 31,  2016 and 2015, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  .

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$985	$394	$591	$316	$127	$189
Fair value adjustments on derivatives	(400)	(160)	(240)	-	-	-
Reclassification adjustment for net gains on securities transactions included in net income	(167)	(67)	(100)	(168)	(67)	(101)
Total other comprehensive income	$418	$167	$251	$148	$60	$88

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Banking and			Banking and
	Financial	Insurance		Financial	Insurance
	Services	Services	Total	Services	Services	Total
(Dollars in thousands)
Net interest income from external sources	$5,646	$-	$5,646	$4,802	$-	$4,802
Other income from external sources	786	1,738	2,524	743	1,158	1,901
Depreciation and amortization	252	6	258	239	4	243
Income before income taxes	1,514	835	2,349	928	400	1,328
Income tax expense (1)	441	334	775	216	160	376
Total assets	709,893	6,879	716,772	598,265	5,986	604,251

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

Information regarding our stock option plans for the three months ended March 31, 2016 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value

Options outstanding, beginning of year	51,985	$10.06
Options granted	26,216	12.83
Options outstanding, end of quarter	78,201	$10.99	9.1	$127,046
Options exercisable, end of quarter	10,396	$10.06	8.7	$25,407
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $10.25

The following table summarizes information about stock option assumptions:

	2016	2015

Expected dividend yield	1.25%	1.56%
Expected volatility	22.72%	34.32%
Risk-free interest rate	1.71%	1.37%
Expected option life	7.5 Years	7.5 Years

During the three months ended March 31, 2016 and 2015, we  expensed $11 thousand and $9 thousand, respectively, in stock-based compensation under stock option awards.

The weighted average grant date fair values of options granted during the three months ended March 31, 2016 and 2015, were $3.37 per share and $3.56 per share, respectively. Expected future expense relating to the unvested options outstanding as of March 31, 2016 is $227 thousand over a weighted average period of 4.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2016, is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested restricted stock, beginning of year	93,570	$7.67
Granted	30,822	12.68
Forfeited	(1,084)	9.58
Vested	(35,362)	7.00
Unvested restricted stock, end of period	87,946	$9.67

During the three months ended March 31, 2016 and 2015, we expensed $90 thousand and $82 thousand, respectively, in stock-based compensation under restricted stock awards.

At March 31, 2016, unrecognized compensation expense for unvested restricted stock was $722 thousand, which is expected to be recognized over an average period of 1.9 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2016, we  had $729 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2016, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of March 31, 2016 and December 31, 2015:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2016
U.S. government agencies	$12,528	$-	$12,528	$-
State and political subdivisions	30,244	-	30,244	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,751	-	43,751	-
Derivative instruments
Interest rate swaps	(400)	-	(400)	-

December 31, 2015
U.S. government agencies	$12,788	$-	$12,788	$-
State and political subdivisions	38,149	-	38,149	-
Mortgage-backed securities -
U.S. government-sponsored enterprises	42,839	-	42,839	-

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)

March 31, 2016
Impaired loans	$1,051	$-	$-	$1,051

December 31, 2015
Impaired loans	$801	$-	$-	$801
Foreclosed real estate	756	-	-	756

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)

March 31, 2016
Impaired loans	$1,051	Appraisal of	Appraisal	0% to -27.30%
		collateral	adjustments (1)	(-2.5%)

December 31, 2015
Impaired loans	$801	Appraisal of	Appraisal	0% to -61.8%
		collateral	adjustments (1)	(-5.8%)

Foreclosed real estate	756	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2016 and December 31, 2015:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled  $1.1 million and $801 thousand at March 31, 2016 and

December 31, 2015,  respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2016 and December 31, 2015, respectively.

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

Derivatives (Carried at Fair Value):  The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  These derivatives were used to hedge the variable cash outflows associated with FHLB borrowings along with our junior subordinated debenture at U.S. Capital Trust. The effective portion of changes in the fair value of these derivatives are recorded in accumulated other comprehensive income, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of these derivatives are recognized directly in earnings.

The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

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

The fair values of our financial instruments at March 31, 2016 and December 31, 2015, were as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	March 31, 2016		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$9,039	$9,039	$9,039	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	86,523	86,523	-	86,523	-
Securities held to maturity	6,816	7,039	-	7,039	-
Federal Home Loan Bank stock	3,839	3,839	-	3,839	-
Loans receivable, net of allowance	574,239	572,914	-	-	572,914
Accrued interest receivable	2,257	2,257	-	2,257	-

Financial liabilities:
Non-maturity deposits	419,030	419,030	-	419,030	-
Time deposits	156,270	156,175	-	156,175	-
Short-term borrowings	1,430	1,430	1,430	-	-
Long-term borrowings	66,000	67,358	-	67,358	-
Junior subordinated debentures	12,887	10,374	-	10,374	-
Accrued interest payable	386	386	-	386	-

Derivative instruments:
Interest rate swaps	(400)	(400)	-	(400)	-

			Quoted Prices in	Significant
			Active Markets	Other	Significant
	December 31, 2015		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)

Financial assets:
Cash and cash equivalents	$6,120	$6,120	$6,120	$-	$-
Time deposits with other banks	100	100	-	100	-
Securities available for sale	93,776	93,776	-	93,776	-
Securities held to maturity	6,834	7,008	-	7,008	-
Federal Home Loan Bank stock	5,165	5,165	-	5,165	-
Loans receivable, net of allowance	537,833	528,065	-	-	528,065
Accrued interest receivable	1,764	1,764	-	1,764	-

Financial liabilities:
Non-maturity deposits	380,983	380,983	-	380,983	-
Time deposits	136,873	136,619	-	136,619	-
Short-term borrowings	34,650	34,650	34,650	-	-
Long-term borrowings	61,000	58,685	-	58,685	-
Junior subordinated debentures	12,887	9,344	-	9,344	-
Accrued interest payable	281	281	-	281	-

NOTE 11 – DERIVATIVES

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016. During the three months ended March 31, 2016 the Company’s did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2016:

	March 31, 2016
	Notional/		Balance
	Contract	Fair	Sheet	Expiration
	Amount	Value	Location	Date
(Dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
March 15, 2016	$ 12,500	$ (64)	Other Liabilities	March 15, 2026
December 15, 2016	5,000	(97)	Other Liabilities	December 15, 2026
June 15, 2017	6,000	(114)	Other Liabilities	June 15, 2027
December 15, 2017	10,000	(71)	Other Liabilities	December 15, 2027
December 15, 2017	5,000	(54)	Other Liabilities	December 15, 2027

Total	$ 38,500	$ (400)

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Amount of Loss
	Recognized in OCI	Location of Gain
	on	(Loss) Recognized in	Amount of Gain (Loss)
	Derivatives, net of	Income of	Recognized in Income of
	Tax	Derivatives	Derivatives
	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$ (38)	Not applicable	$ -
December 15, 2016	(58)	Not applicable	-
June 15, 2017	(68)	Not applicable	-
December 15, 2017	(43)	Not applicable	-
December 15, 2017	(32)	Not applicable	-

Total	$ (240)		$ -

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

We are a community-oriented financial institution serving northern New Jersey, northeastern Pennsylvania, New York City, New York and Orange County, New York.  During the first quarter of 2016 our presence in northern New Jersey continued to grow to new markets in Bergen County, NJ, with the opening of a new branch in Oradell, NJ.  On April 29, 2016 we closed a branch location in Port Jervis, NY in Orange County.  While offering traditional community bank loan and deposit products and services, we obtain non-interest income through our insurance brokerage operations and the sale of non-deposit products.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Overview – For the quarter ended March 31, 2016, we reported net income of $1.6 million as compared to net income of $952 thousand for the same period last year.  The improvement for the first quarter of 2016 as compared to the same period last year was driven by a 17.6% increase in net interest income as a result of strong growth in average loans and deposits, which increased $89.0 million, or 18.9%, and $86.2 million, or 18.5%, respectively, and a $435 thousand, or 108.9%, increase in income before taxes from our insurance agency, Tri-State Insurance Agency.  For the first quarter of the 2016, return on average assets and equity were 0.90% and 11.4%, respectively, as compared to the same period last year of 0.64% and 7.3%, respectively.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016			2015
	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$30,236	$300	3.99%	$31,339	$312	4.04%
Taxable	69,870	376	2.16%	54,267	267	2.00%
Total securities	100,106	676	2.72%	85,606	579	2.74%
Total loans receivable (1) (4)	559,879	6,145	4.41%	470,870	5,172	4.45%
Other interest-earning assets	8,638	4	0.19%	7,118	4	0.23%
Total earning assets	668,623	$6,825	4.11%	$563,594	$5,755	4.14%

Non-interest earning assets	38,701			41,353
Allowance for loan losses	(5,659)			(5,742)
Total Assets	$701,665			599,205

Sources of Funds:
Interest bearing deposits:
NOW	$140,031	$71	0.20%	$128,160	$50	0.16%
Money market	29,951	28	0.38%	14,511	5	0.14%
Savings	138,528	70	0.20%	140,497	71	0.20%
Time	146,344	406	1.12%	112,067	290	1.05%
Total interest bearing deposits	454,854	575	0.51%	395,235	416	0.43%
Borrowed funds	75,965	437	2.31%	63,715	380	2.42%
Junior subordinated debentures	12,887	68	2.12%	12,887	53	1.67%
Total interest bearing liabilities	543,706	$1,080	0.80%	$471,837	$849	0.73%

Non-interest bearing liabilities:
Demand deposits	98,264			71,695
Other liabilities	4,381			3,595
Total non-interest bearing liabilities	102,645			75,290
Stockholders' equity	55,314			52,078
Total Liabilities and Stockholders' Equity	$701,665			$599,205

Net Interest Income and Margin(5)		5,745	3.46%		4,906	3.53%
Tax-equivalent basis adjustment		(99)			(104)
Net Interest Income		$5,646			$4,802

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

Net interest income on a fully tax equivalent basis increased $839 thousand, or 17.1%, to $5.7 million for the first quarter of 2016, as compared to $4.9 million for the same period in 2015.  The increase in net interest income was largely due to a $105.0 million, or 18.6%, increase in average interest earning assets, principally loans receivable, which increased $89.0 million, or 18.9%.  The improvement in net interest income was partly offset by a decline in the net interest margin of 7 basis points to 3.46% for the first quarter of 2016 as compared to the same period in 2015.  The decline in the net interest margin was mostly attributed to an 8 basis point increase in the average rate on interest bearing deposits, which was primarily driven by market competition and the Company’s strategy to use longer term wholesale deposit funding to manage interest rate risk. Included in the net interest margin decrease is a 4 basis point decline in the average rate earned on loans, which is mostly due to loan growth and loan repricing in a low rate environment.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.1 million, or 18.6%, to $6.8 million for the quarter ended March 31, 2016, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $105.0 million for the quarter ended March 31, 2016, as compared to the same period in 2015.

Our total interest income earned on loans receivable increased $973 thousand, or 18.8%, to $6.1 million for the first quarter of 2016, as compared to the same period in 2015.  The increase was driven by an increase in average balance of loans receivable of $89.0 million, or 18.9%, for the three months ended March 31, 2016, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 4 basis point decline in the average yield to 4.41% for the quarter ended March 31, 2016, as compared to the same period in 2015.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $97 thousand, to $676 thousand for the quarter ended March 31, 2016 from $579 thousand for the same period in 2015.  This  increase was largely due to an increase in the average balance of securities of $14.5 million, or 16.9%, for the quarter ended March 31, 2016, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets remained flat at  $4 thousand for the first quarter of 2016, as compared to the same period in 2015.  The average balances in other interest-earning assets increased $1.5 million to $8.6 million in the first quarter of 2016 from $7.1 million during the first quarter a year earlier.  The increase in average balance was partially offset by a 4 basis point decline in the average yield to 0.19% as compared to 0.23% in the same period in 2015.

Interest Expense – Our interest expense for the three months ended March 31, 2016 increased $231 thousand, or 27.2%, to $1.1 million from $849 thousand for the same period in 2015.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $71.9 million, or 15.2%, to $543.7 million for the first quarter of 2016 from $471.8 million for the same period in 2015.

Our interest expense on deposits increased $159 thousand, or 38.2%, for the quarter ended March 31, 2016, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $59.6 million during the first quarter of 2016, as compared to the same period in 2015.  The increase in interest expense was attributable to an eight basis point increase in the average rate on interest bearing deposits.

Our interest expense on borrowed funds increased $72 thousand, or 16.6%, for the quarter ended March 31, 2016, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing  $12.3 million during the first quarter of 2016, as compared to the same period in 2015.

Provision for Loan Losses – Provision for loan losses decreased $94 thousand, or 30.8%, to $211 thousand for the first quarter of 2016, as compared to $305 thousand for the same period in 2015.  The decrease in the provision for loan losses for the quarter ended March 31, 2016 was largely attributed to the resolution of problem loans.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $623 thousand, or 32.8%, to $2.5 million for the first quarter of 2016, as compared to the same period last year.  The increase was primarily due to higher insurance commissions and fees, which increased $566 thousand, or 49.0%, for the first quarter of 2016 as compared to the same period in 2015.   The growth in Tri-State Insurance Agency’s commissions and fees was principally due to an increase in contingency fee income of $405 thousand or 127.7% for the quarter ended March 31, 2016 as compared to the same period last year.

Non-Interest Expense – Our non-interest expenses increased $540 thousand, or 10.7%, to $5.6 million for the first quarter of 2016, as compared to the same period last year.  The increase for the first quarter of 2016, as compared to the same period in 2015, was largely due to increases in salaries and employee benefits of $573 thousand and in data processing expenses of $195 thousand, which were partially offset by decreases in director fees and expenses and write-downs related to foreclosed real estate of $107 thousand and $89 thousand, respectively.  The increase in salaries and employee benefits expense was partially due to an increase in personnel to support our growth initiative in new markets, including the opening of our Oradell branch in the first quarter of 2016.    The increase in data processing is related to the reinvestment of the Company’s infrastructure due to continued growth.  The decrease in director fees was principally related to a deferred compensation plan that is tied to the performance of the Company’s stock. The decrease in expenses related to foreclosed real estate was attributable to the stabilization of the market value of other real estate owned.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $775 thousand for the three months ended March 31, 2016, compared to $376 thousand for the three months ended March 31, 2015.  Our effective tax rate was 33.0% and 28.3% for the quarter ended March 31, 2016 and 2015, respectively.  The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2016 TO DECEMBER 31, 2015

Total Assets – At March 31, 2016, our total assets were $716.8 million, an increase of $32.3 million, or 4.7%, as compared to total assets of $684.5 million at December 31, 2015.  The increase in total assets was largely driven by growth in loans receivable of $36.6 million, or 6.7%, which was partially offset by a decline in the securities portfolio of $7.3 million, or 7.2%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $2.9 million to $9.0 million at March 31, 2016, or 1.3% of total assets, from $6.1 million, or 0.9%,  of total assets, at December 31, 2015.

Securities Portfolio – At March 31, 2016, the securities portfolio, which includes available for sale and held to maturity securities, was $93.3 million, compared to $100.6 million at December 31, 2015. Available for sale securities were $86.5 million at March 31, 2016, compared to $93.8 million at December 31, 2015. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $6.8 million at March 31, 2016 and December 31, 2015.

Net unrealized gains in the available for sale securities portfolio were $961 thousand at March 31, 2016. Net unrealized gains in the available for sale securities portfolio were $144 thousand at December 31, 2015.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of March 31, 2016 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $3.8 million at March 31, 2016, as compared to $5.2 million at December 31, 2015,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at March 31, 2016 and December 31, 2015.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $36.6 million, or 6.7%, to $580.1 million at March 31, 2016, as compared to $543.4 million at December 31, 2015.  During the three months ended March 31, 2016, the Company had $50.6 million in commercial loan production, which was partly offset by $2.4 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial loans	$24,278	$20,023
Construction	15,827	13,348
Commercial real estate	409,358	382,262
Residential real estate	130,189	127,204
Consumer and other	1,172	1,253
Total gross loans	$580,824	$544,090

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets improved to 1.39% at March 31, 2016 from 1.49% at December 31, 2015.  NPAs decreased $270 thousand, or 2.6%, to $9.9 million at March 31, 2016, as compared to $10.2 million at December 31, 2015.  Non-accrual loans increased $41 thousand, or 0.8%, to $5.4 million at March 31, 2016, as compared to $5.3 million at December 31, 2015.  The top five non-accrual loan relationships total $3.4 million, which equates to 63.1% of total nonaccrual loans and 33.9% of total NPAs at March 31, 2016.  The remaining non-accrual loans at March 31, 2016 have an average loan balance of $94 thousand.  Loans past due 30 to 89 days increased $2.0 million, or 71.5%, to approximately $4.8 million at March 31, 2016, as compared to $2.8 million at December 31, 2015.  The increase was largely due to four loans.  Loans that make up approximately half of the balance increase have made payments to bring their status current in April.

We continue to actively market our foreclosed real estate properties, which decreased $26 thousand to $3.3 million at March 31, 2016, as compared to $3.4 million at December 31, 2015.  The decrease was primarily due to the sale of $26 thousand in foreclosed real estate properties.  At March 31, 2016, the Company’s foreclosed real estate properties had an average carrying value of approximately $303 thousand per property.

The allowance for loan losses increased by $222 thousand, or 4.0%, to $5.8 million, or 1.00% of total loans, at March 31, 2016, compared to $5.6 million, or 1.03% of total loans, at December 31, 2015. The Company recorded $211 thousand in provision for loan losses for the quarter ended March 31, 2016.  Additionally, the Company recorded net recoveries of $11 thousand for the quarter ended March 31, 2016, as compared to $183 thousand in net charge-offs for the quarter ended March 31, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 108.6% at March 31, 2016 from 105.2% at December 31, 2015.

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

(Dollars in thousands)	March 31, 2016	December 31, 2015

Non-accrual loans	$5,353	$$5,312
Non-accrual loans to total loans	0.92%	0.98%
Non-performing assets	$9,949	$$10,219
Non-performing assets to total assets	1.39%	1.49%
Allowance for loan losses as a % of non-accrual loans	108.57%	105.23%
Allowance for loan losses to total loans	1.00%	1.03%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans at March 31, 2016 were $6.6 million and at December 31, 2015 were $6.9 million.  Impaired loans measured at fair value on a non-recurring basis increased to $1.1 million on March 31, 2016 from $801 thousand at December 31, 2015.   These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2016 and December 31, 2015, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.3 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2016,  we had six loan relationships totaling $1.4 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At March 31, 2016, the total allowance for loan losses increased by $222 thousand, or 4.0%, to $5.8 million, or 1.00% of total loans as compared to $5.6 million, or 1.03% of total loans, at December 31, 2015. The Company recorded $211 thousand in provision for loan losses for the quarter ended March 31, 2016.  Additionally, the Company recorded net recoveries of $11 thousand for the quarter ended March 31, 2016, as compared to $183 thousand in net charge-offs for the quarter ended March 31, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 108.6% at March 31, 2016 from 105.3% at December 31, 2015.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.

The table below presents information regarding our provision and allowance for loan losses for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	March 31, 2016	March 31, 2015

Balance, beginning of period	$5,590	$5,641
Provision	211	305
Charge-offs	(28)	(214)
Recoveries	39	31
Balance, end of period	$5,812	$5,763

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	March 31, 2016		December 31, 2015
		Percentage of		Percentage of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	Gross Loans	Amount	Gross Loans
Commercial and industrial	$98	4.2%	$85	3.7%
Construction	267	2.7%	220	2.5%
Commercial real estate	3,847	70.5%	3,646	70.2%
Residential real estate	908	22.4%	784	23.4%
Consumer and other loans	121	0.2%	87	0.2%
Unallocated	571	0.0%	768	-
Total	$5,812	100.0%	$5,590	100.0%

Bank-Owned Life Insurance (“BOLI”)  –  Our BOLI carrying value amounted to $12.6 million at March  31, 2016 and $12.5 million at December 31, 2015.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March  31, 2016 and December 31, 2015, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  As of March 31, 2016 deposits in that branch were $19 million.  During the quarter ended March 31, 2016 we announced the closing of this branch, as a result we will monitor the outflow of these deposits and evaluate the related goodwill for impairment.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $57.4 million, or 11.1%, to $575.3 million at March 31, 2016, from $517.9 million at December 31, 2015.  The increase in deposits was due to increases in both interest bearing deposits of $35.5 million, or 8.2%, and non-interest bearing deposits of $21.9 million, or 25.2%, at March 31, 2016, as compared to December 31, 2015.  Included in total deposits at March 31, 2016, were $35.9 million in deposit balances with an average cost of 0.56% attributed to our newest branch in Oradell, New Jersey, which opened in the beginning of March 2016, and $51.8 million in deposit balances with an average cost of 0.47% attributed to our branch in Astoria, New York, which opened in Mid-March of 2015.

Borrowings – Borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $67.4 million and $95.7 million in borrowings, at a weighted average interest rate of 2.57% at March  31, 2016 and 2.61% at December 31, 2015.  The long-term borrowings at March 31, 2016 consisted of $50.0 million of fixed rate advances, $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources section Off-Balance Sheet Arrangements.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2016,  was 2.07%.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures.   Please refer to Liquidity and Capital Resources section Off-Balance Sheet Arrangements.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $55.7 million at March 31, 2016, an increase of $1.7 million when compared to December 31, 2015.  The increase was largely due to net income for the quarter ended March  31, 2016.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2016, total deposits amounted to $575.3 million, an increase of $57.4 million, or 11.1%, from December 31, 2015. At March 31, 2016 and December 31, 2015, advances from FHLB and subordinated debentures totaled $80.3 million and $108.5 million, respectively, and represented 11.2% and 15.9% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at March 31, 2016, amounted to $580.1 million, an increase of $36.6 million, or 6.7%, compared to December 31, 2015.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2016, the total of such assets amounted to $9.0 million, or 1.3%, of total assets, compared to $6.1 million, or 0.9%, of total assets at December 31, 2015. Another significant liquidity source is our available for sale securities portfolio.  At March 31, 2016, available for sale securities amounted to $86.5 million, compared to $93.8 million at December 31, 2015.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $49.5 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers Bank at March  31, 2016.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At March 31, 2016, the Bank’s Tier I,  Tier II and Common Equity Tier I capital ratios were 11.29%, 12.31% and 11.29%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of March 31, 2016, the Bank had a leverage ratio of 9.18%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of March 31, 2016, the Bank had a capital conservation buffer of 4.32%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments, at March 31, 2016,  totaled $113.6 million and consisted of $53.4 million in commitments to grant commercial real estate, construction and land development loans, $22.6 million in home equity lines of credit, $36.9 million in other unused commitments and $729 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

During the first quarter of 2016, the Company entered into interest rate swap agreements with notional amounts totaling $38.5 million, of which all are designated as cash flow hedges. The Company entered into $26.0 million in forward starting interest rate swap agreements to coincide with the maturity of five FHLB Advances over the next 21 months that have an average rate of 4.03%.  The forward interest rate swaps have a term of 10 years at an average fixed rate of 1.97% and will hedge short term wholesale funding.  Additionally, the Company entered into a $12.5 million interest rate swap agreement to coincide with a junior subordinated debt issued by Sussex Capital Trust II, for a term of 10 years at a fixed rate of 3.10%.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2015 Annual Report on Form 10-K.  There are no material changes in the risk factors relevant to our operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2016:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program(1)

January 1, 2016 through January 31, 2016	-	$-	-	185,073
February 1, 2016 through February 29, 2016	-	-	-	185,073
March 1, 2016 through March 31, 2016	-	-	-	185,073
Total	-	$-	-

(1) On February 26, 2016, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 184,000 shares.  The stock repurchase program expires on February 25, 2017, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended March 31, 2016.

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

Date: May 13, 2016		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
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
101

Financial statements from the Quarterly Report on Form 10-Q of Sussex Bancorp for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

_______________________________

*  Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.