Form 10-Q
period 2016-06-30
SUSSEX BANCORP
filed 2016-08-12
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes ☐     No ☒

As of August 5, 2016 there were 4,741,249 shares of common stock, no par value, outstanding.

SUSSEX BANCORP
FORM 10-Q

2

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our filings with the SEC.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	June 30, 2016	December 31, 2015

ASSETS
Cash and due from banks	$4,431	$2,914
Interest-bearing deposits with other banks	7,874	3,206
Cash and cash equivalents	12,305	6,120

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	94,797	93,776
Securities held to maturity, at amortized cost (fair value of $5,929 and $7,008 at June 30, 2016 and December 31, 2015, respectively)	5,660	6,834
Federal Home Loan Bank Stock, at cost	6,268	5,165

Loans receivable, net of unearned income	640,187	543,423
Less: allowance for loan losses	5,988	5,590
Net loans receivable	634,199	537,833
Foreclosed real estate	3,002	3,354
Premises and equipment, net	9,092	8,879
Accrued interest receivable	2,366	1,764
Goodwill	2,820	2,820
Bank-owned life insurance	12,675	12,524
Other assets	6,528	5,334

Total Assets	$789,812	$684,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$120,992	$87,209
Interest bearing	473,832	430,647
Total deposits	594,824	517,856
Short-term borrowings	52,875	34,650
Long-term borrowings	66,000	61,000
Accrued interest payable and other liabilities	6,340	4,169
Junior subordinated debentures	12,887	12,887

Total Liabilities	732,926	630,562

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 4,741,617 and 4,705,480 shares issued and 4,680,697 and 4,646,238 shares outstanding at June 30, 2016 and December 31, 2015, respectively	36,141	35,927
Treasury stock, at cost; 60,920 and 59,242 shares at June 30, 2016 and December 31, 2015, respectively	(616)	(592)
Retained earnings	20,831	18,520
Accumulated other comprehensive income	530	86

Total Stockholders' Equity	56,886	53,941

Total Liabilities and Stockholders' Equity	$789,812	$684,503
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2016	2015	2016	2015
INTEREST INCOME
Loans receivable, including fees	$6,459	$5,275	$12,604	$10,447
Securities:
Taxable	344	302	720	569
Tax-exempt	190	221	391	429
Interest bearing deposits	6	3	10	7
Total Interest Income	6,999	5,801	13,725	11,452
INTEREST EXPENSE
Deposits	636	438	1,211	854
Borrowings	448	380	885	760
Junior subordinated debentures	98	54	166	107
Total Interest Expense	1,182	872	2,262	1,721
Net Interest Income	5,817	4,929	11,463	9,731
PROVISION FOR LOAN LOSSES	385	200	596	505
Net Interest Income after Provision for Loan Losses	5,432	4,729	10,867	9,226
OTHER INCOME
Service fees on deposit accounts	256	213	481	426
ATM and debit card fees	200	201	387	375
Bank-owned life insurance	75	79	151	157
Insurance commissions and fees	1,039	736	2,760	1,891
Investment brokerage fees	50	41	77	63
Net gain on sales of securities	105	88	272	256
Net (loss) gain on disposal of premises and equipment	(6)	8	(19)	8
Other	107	135	241	226
Total Other Income	1,826	1,501	4,350	3,402
OTHER EXPENSES
Salaries and employee benefits	3,076	2,789	6,429	5,569
Occupancy, net	512	443	936	920
Data processing	548	429	1,097	783
Furniture and equipment	283	214	516	424
Advertising and promotion	86	90	191	160
Professional fees	177	173	351	319
Director fees	160	147	219	313
FDIC assessment	121	124	241	248
Insurance	73	68	146	120
Stationary and supplies	50	49	102	105
Loan collection costs	53	59	85	156
Net expenses and write-downs related to foreclosed real estate	144	35	219	199
Other	315	302	676	676
Total Other Expenses	5,598	4,922	11,208	9,992
Income before Income Taxes	1,660	1,308	4,009	2,636
EXPENSE FOR INCOME TAXES	551	424	1,326	800
Net Income	1,109	884	2,683	1,836
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (loss) on available for sale securities arising during the period	1,576	(1,166)	2,561	(850)
Fair value adjustments on derivatives	(1,149)	—	(1,549)	—
Reclassification adjustment for net gain on securities transactions included in net income	(105)	(88)	(272)	(256)
Income tax related to items of other comprehensive (loss) income	(129)	502	(296)	442
Other comprehensive income (loss), net of income taxes	193	(752)	444	(664)
Comprehensive income	$1,302	$132	$3,127	$1,172
EARNINGS PER SHARE
Basic	$0.24	$0.19	$0.59	$0.40
Diluted	$0.24	$0.19	$0.58	$0.40
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2016 and 2015

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2014	4,662,606	$35,553	$15,566	$169	$(59)	$51,229
Net income	—	—	1,836	—	—	1,836
Other comprehensive loss	—	—	—	(664)	—	(664)
Treasury shares purchased	(48,059)	—	—	—	(533)	(533)
Restricted stock granted	31,841	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	185	—	—	—	185
Dividends declared on common stock ($0.08 per share)	—	—	(374)	—	—	(374)
Balance June 30, 2015	4,646,388	$35,738	$17,028	$(495)	$(592)	$51,679

Balance December 31, 2015	4,646,238	$35,927	$18,520	$86	$(592)	$53,941
Net income	—	—	2,683	—	—	2,683
Other comprehensive income	—	—	—	444	—	444
Treasury shares purchased	(2,127)	—	—	—	(26)	(26)
Options exercised	449	—			2	2
Common stock issued	—	2	—	—	—	2
Restricted stock granted	38,022	—	—	—	—	—
Restricted stock forfeited	(1,885)	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	212	—	—	—	212
Dividends declared on common stock ($0.08 per share)	—	—	(372)	—	—	(372)
Balance June 30, 2016	4,680,697	$36,141	$20,831	$530	$(616)	$56,886
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$2,683	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	596	505
Depreciation and amortization	546	497
Net amortization of securities premiums and discounts	810	876
Net realized gain on sale of securities	(272)	(256)
Net realized loss (gain) on disposal of premises and equipment	19	(8)
Net realized gain on sale of foreclosed real estate	(12)	(36)
Write-downs of and provisions for foreclosed real estate	123	97
Deferred income tax benefit	(324)	(92)
Earnings on bank-owned life insurance	(151)	(157)
Compensation expense for stock options and stock awards	212	185
Increase in assets:
Accrued interest receivable	(602)	(116)
Other assets	(1,167)	(51)
Increase in accrued interest payable and other liabilities	622	484
Net Cash Provided by Operating Activities	3,083	3,764
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(22,184)	(38,387)
Sales	18,745	16,462
Maturities, calls and principal repayments	4,175	4,309
Securities held to maturity:
Purchases	(555)	(716)
Sales	1,008	—
Maturities, calls and principal repayments	716	727
Net increase in loans	(97,613)	(8,660)
Proceeds from the sale of foreclosed real estate	892	1,615
Purchases of bank premises and equipment	(783)	(760)
Proceeds from the sale of premises and equipment	5	35
(Increase) decrease in Federal Home Loan Bank stock	(1,103)	284
Net Cash Used in Investing Activities	(96,697)	(25,091)
Cash Flows from Financing Activities
Net increase in deposits	76,968	29,448
Increase (decrease) in short-term borrowed funds	18,225	(16,300)
Proceeds from long-term borrowings	5,000	15,000
Repayment of long-term borrowings	—	(5,000)
Purchase of treasury stock	(26)	(533)
Proceeds from exercise of stock options	2	—
Net proceeds from issuance of common stock	2	—
Dividends paid	(372)	(374)
Net Cash Provided by Financing Activities	99,799	22,241
Net Increase in Cash and Cash Equivalents	6,185	914
Cash and Cash Equivalents - Beginning	6,120	5,859
Cash and Cash Equivalents - Ending	$12,305	$6,773

Supplementary Cash Flows Information
Interest paid	$2,168	$1,700
Income taxes paid	$2,060	$712

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$651	$1,170
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, Wheatsworth Properties Corp., PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates eleven banking offices, eight located in Sussex County, New Jersey, one located in Bergen County, New Jersey, one located in Warren County, New Jersey, and one in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards
In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. In March, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The update clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, that amended its new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. The FASB also added a practical expedient to ease transition for contracts that were modified prior to adoption of the revenue standard under both the full and modified retrospective transition approaches. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In June, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) (the “ASU”), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU will be effective for Public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of June 30, 2016 and December 31, 2015 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government agencies	$14,044	$38	$(49)	$14,033
State and political subdivisions	34,978	1,780	—	36,758
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,343	753	(90)	44,006
	$92,365	$2,571	$(139)	$94,797

December 31, 2015
U.S. government agencies	$12,792	$51	$(55)	$12,788
State and political subdivisions	37,771	507	(129)	38,149
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,069	206	(436)	42,839
	$93,632	$764	$(620)	$93,776

Securities with a carrying value of approximately $32.9 million and $33.4 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	699	712
Due after five years through ten years	3,653	3,826
Due after ten years	30,626	32,220
Total bonds and obligations	34,978	36,758
U.S. government agencies	14,044	14,033
Mortgage-backed securities:
U.S. government-sponsored enterprises	43,343	44,006
Total available for sale securities	$92,365	$94,797

Gross gains on sales of securities available for sale were $97 thousand and $88 thousand for the three months ended June 30, 2016 and 2015, respectively. There were no gross realized losses on sales of securities available for sale for the three months ended June 30, 2016 and 2015.

Gross realized gains on sales of securities available for sale were $264 thousand and $304 thousand and gross losses were less than $1 thousand and $48 thousand for the six months ended June 30, 2016 and 2015, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
U.S. government agencies	$4,482	$(47)	$1,810	$(2)	$6,292	$(49)
Mortgage-backed securities -
U.S. government-sponsored enterprises	11,405	(90)	—	—	11,405	(90)
Total temporarily impaired securities	$15,887	$(137)	$1,810	$(2)	$17,697	$(139)

December 31, 2015
U.S. government agencies	$5,888	$(23)	$2,473	$(32)	$8,361	$(55)
State and political subdivisions	5,780	(107)	2,998	(22)	8,778	(129)
Mortgage-backed securities -
U.S. government-sponsored enterprises	31,885	(436)	—	—	31,885	(436)
Total temporarily impaired securities	$43,553	$(566)	$5,471	$(54)	$49,024	$(620)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2016, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At June 30, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2016, there were five securities with a fair value of $6.3 million that had an unrealized loss that amounted to $49 thousand.  As of June 30, 2016, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at June 30, 2016 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2015, there were six securities with a fair value of $8.4 million that had an unrealized loss that amounted to $55 thousand.

State and Political Subdivisions
At December 31, 2015, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2016, the Company did not have any State and Political Subdivisions securities in an unrealized loss position. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2015, there were 15 securities with a fair value of $8.8 million that had an unrealized loss that amounted to $129 thousand.

Mortgage-Backed Securities
At June 30, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2016, there were six securities with a fair value of $11.4 million that had an unrealized loss that amounted to $90 thousand.  As of June 30, 2016,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June 30, 2016 were deemed to be OTTI.

At December 31, 2015, there were 18 securities with a fair value of $31.9 million that had an unrealized loss that amounted to $436 thousand.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of June 30, 2016 and December 31, 2015 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
State and political subdivisions	$5,660	$269	$—	$5,929
December 31, 2015
State and political subdivisions	$6,834	$174	$—	$7,008

During the three months and the six months ended June 30, 2016, the Company sold a security out of its held to maturity portfolio due to continued credit deterioration. The gross realized gain on the sale of the security was $8 thousand for the three months and six months ended June 30, 2016.

The amortized cost and carrying value of securities held to maturity at June 30, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,792	$2,792
Due after one year through five years	—	—
Due after five years through ten years	1,823	1,951
Due after ten years	1,045	1,186
Total held to maturity securities	$5,660	$5,929

Temporarily Impaired Securities
For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2016, we did not have any held to maturity investments with unrealized losses. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2015,  we did not have any held to maturity securities in an unrealized loss position.

NOTE 3 – LOANS

The composition of net loans receivable at June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Commercial and industrial	$31,800	$20,023
Construction	16,474	13,348
Commercial real estate	453,679	382,262
Residential real estate	137,903	127,204
Consumer and other	1,178	1,253
Total loans receivable	641,034	544,090
Unearned net loan origination fees	(847)	(667)
Allowance for loan losses	(5,988)	(5,590)
Net loans receivable	$634,199	$537,833

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $443 thousand and $454 thousand at June 30, 2016 and December 31, 2015, respectively. Mortgage servicing rights were immaterial at June 30, 2016 and December 31, 2015.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three  months ended June 30, 2016 and 2015:
໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
June 30, 2016
Beginning balance	$98	$267	$3,847	$908	$121	$571	$5,812
Charge-offs	(138)	—	(65)	(25)	—	—	(228)
Recoveries	9	—	3	6	1	—	19
Provision	230	(59)	235	25	(105)	59	385
Ending balance	$199	$208	$4,020	$914	$17	$630	$5,988

June 30, 2015
Beginning balance	$138	388	$3,787	$841	$88	$521	$5,763
Charge-offs	—	—	(235)	—	(4)	—	(239)
Recoveries	1	—	24	1	2	—	28
Provision	(53)	(111)	37	56	—	271	200
Ending balance	$86	$277	$3,613	$898	$86	$792	$5,752

Six Months Ended:
June 30, 2016
Beginning balance	$85	220	$3,646	$784	$87	$768	$5,590
Charge-offs	(138)	—	(65)	(34)	(19)	—	(256)
Recoveries	16	—	34	6	2	—	58
Provision	236	(12)	405	158	(53)	(138)	596
Ending balance	$199	$208	$4,020	$914	$17	$630	$5,988

June 30, 2015
Beginning balance	$231	383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	—	(423)	—	(11)	—	(453)
Recoveries	5	—	36	13	5	—	59
Provision	(131)	(106)	509	(18)	73	178	505
Ending balance	$86	$277	$3,613	$898	$86	$792	$5,752

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2016 and December 31, 2015 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2016
Commercial and industrial	$199	$—	$199	$31,800	$20	$31,780
Construction	208	—	208	16,474	—	16,474
Commercial real estate	4,020	203	3,817	453,679	4,497	449,182
Residential real estate	914	29	885	137,903	1,391	136,512
Consumer and other loans	17	—	17	1,178	—	1,178
Unallocated	630	—	—	—	—	—
Total	$5,988	$232	$5,126	$641,034	$5,908	$635,126

December 31, 2015
Commercial and industrial	$85	$—	$85	$20,023	$20	$20,003
Construction	220	—	220	13,348	—	13,348
Commercial real estate	3,646	112	3,534	382,262	5,160	377,102
Residential real estate	784	79	705	127,204	1,546	125,658
Consumer and other loans	87	73	14	1,253	138	1,115
Unallocated	768	—	—	—	—	—
Total	$5,590	$264	$4,558	$544,090	$6,864	$537,226

An age analysis of loans receivable, which were past due as of June 30, 2016 and December 31, 2015, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2016
Commercial and industrial	$94	$—	$20	$114	$31,686	$31,800	$—
Construction	—	—	—	—	16,474	16,474	—
Commercial real estate	3,056	729	3,370	7,155	446,524	453,679	—
Residential real estate	273	808	1,260	2,341	135,562	137,903	—
Consumer and other	8	—	—	8	1,170	1,178	—
Total	$3,431	$1,537	$4,650	$9,618	$631,416	$641,034	$—

December 31, 2015
Commercial and industrial	$5	$—	$20	$25	$19,998	$20,023	$—
Construction	—	—	—	—	13,348	13,348	—
Commercial real estate	758	1,461	4,016	6,235	376,027	382,262	—
Residential real estate	335	247	1,138	1,720	125,484	127,204	—
Consumer and other	16	1	138	155	1,098	1,253	—
Total	$1,114	$1,709	$5,312	$8,135	$535,955	$544,090	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at June 30, 2016 and December 31, 2015 were:
໿

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$20	$20
Commercial real estate	3,370	4,016
Residential real estate	1,260	1,138
Consumer and other	—	138
Total	$4,650	$5,312

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2016 and December 31, 2015: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial and industrial	$31,753	$13	$34	$—	$31,800
Construction	16,474	—	—	—	16,474
Commercial real estate	439,558	8,807	5,314	—	453,679
Residential real estate	135,780	732	1,391	—	137,903
Consumer and other	1,178	—	—	—	1,178
	$624,743	$9,552	$6,739	$—	$641,034

December 31, 2015
Commercial and industrial	$19,983	$5	$35	$—	$20,023
Construction	13,348	—	—	—	13,348
Commercial real estate	367,305	8,957	6,000	—	382,262
Residential real estate	124,915	743	1,546	—	127,204
Consumer and other	1,115	—	138	—	1,253
	$526,666	$9,705	$7,719	$—	$544,090

The following table reflects information about our impaired loans by class as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$—	$20	$20	$—
Commercial real estate	2,018	2,018	—	2,684	2,684	—
Residential real estate	1,248	1,248	—	1,123	1,152	—

With an allowance recorded:
Commercial real estate	2,479	2,479	203	2,476	2,476	112
Residential real estate	143	143	29	423	423	79
Consumer and other	—	—	—	138	138	73

Total:
Commercial and industrial	20	20	—	20	20	—
Commercial real estate	4,497	4,497	203	5,160	5,160	112
Residential real estate	1,391	1,391	29	1,546	1,575	79
Consumer and other	—	—	—	138	138	73
	$5,908	$5,908	$232	$6,864	$6,893	$264

໿

The following table presents the average recorded investment and income recognized for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$20	$—
Commercial real estate	2,113	5	1,937	10
Residential real estate	1,123	2	1,321	2
Total impaired loans without a related allowance	3,256	7	3,278	12

With an allowance recorded:
Commercial real estate	2,701	8	3,319	8
Residential real estate	239	—	616	3
Consumer and other	—	—	92	—
Total impaired loans with an allowance	2,940	8	4,027	11
Total impaired loans	$6,196	$15	$7,305	$23

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$13	$—
Commercial real estate	2,230	13	2,347	15
Residential real estate	1,035	3	1,490	3
Total impaired loans without a related allowance	3,285	16	3,850	18

With an allowance recorded:
Commercial and industrial	—	—	32	—
Commercial real estate	2,680	16	2,859	16
Residential real estate	577	—	572	6
Consumer and other	111	—	92	—
Total impaired loans with an allowance	3,368	16	3,555	22
Total impaired loans	$6,653	$32	$7,405	$40

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

June 30, 2016
Performing	$1,128	$130	$1,258
Non-performing	1,825	—	1,825
Total	$2,953	$130	$3,083

December 31, 2015
Performing	$1,144	$409	$1,553
Non-performing	1,831	194	2,025
Total	$2,975	$603	$3,578

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2016, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three and six months ended June 30, 2016  and 2015.
໿

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three months ended June 30, 2016 and 2015.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of both June 30, 2016 and December 31, 2015, we held $130 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of June 30, 2016 and December 31, 2015, respectively, we had consumer loans with a carrying value of $680 thousand and $945 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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
Potential common shares related to stock options are determined using the treasury stock method.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$1,109	4,590,480	$0.24	$884	4,563,073	$0.19
Effect of dilutive securities:
Unvested stock awards	—	26,561		—	31,901
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,109	4,617,041	$0.24	$884	4,594,974	$0.19

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$2,683	4,584,536	$0.59	$1,836	4,567,091	$0.40
Effect of dilutive securities:
Unvested stock awards	—	25,640		—	29,986
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,683	4,610,176	$0.58	$1,836	4,597,077	$0.40

໿
There were 57,038 and 57,423 shares of unvested restricted stock awards and options outstanding during the three months ended June 30, 2016 and 2015, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  There was 64,238 and 83,714 shares of unvested restricted stock awards and options outstanding during the six months ended June 30, 2016 and 2015, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$1,576	$630	$946	$(1,166)	$(467)	$(699)
Fair value adjustments on derivatives	(1,149)	(459)	(690)	—	—	—
Reclassification adjustment for net gains on securities transactions included in net income	(105)	(42)	(63)	(88)	(35)	(53)
Total other comprehensive income	$322	$129	$193	$(1,254)	$(502)	$(752)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$2,561	$1,024	$1,537	$(850)	$(340)	$(510)
Fair value adjustments on derivatives	(1,549)	(619)	(930)	—	—	—
Reclassification adjustment for net gains on securities transactions included in net income	(272)	(109)	(163)	(256)	(102)	(154)
Total other comprehensive income	$740	$296	$444	$(1,106)	$(442)	$(664)

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$5,817	$—	$5,817	$4,929	$—	$4,929
Other income from external sources	781	1,045	1,826	758	743	1,501
Depreciation and amortization	281	7	288	247	7	254
Income before income taxes	1,556	104	1,660	1,280	28	1,308
Income tax expense (1)	509	42	551	413	11	424
Total assets	783,239	6,573	789,812	615,302	4,695	619,997

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$11,463	$—	$11,463	$9,731	$—	$9,731
Other income from external sources	1,567	2,783	4,350	1,501	1,901	3,402
Depreciation and amortization	533	13	546	486	11	497
Income before income taxes	3,070	939	4,009	2,208	428	2,636
Income tax expense (1)	950	376	1,326	629	171	800
Total assets	783,239	6,573	789,812	615,302	4,695	619,997

(1) Insurance Services calculated at statutory tax rate of 40% .

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

Information regarding our stock option plans for the six months ended June 30, 2016 is as follows:
໿

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	51,985	$10.06
Options granted	26,216	12.83
Options expired	(1,798)	10.25
Options exercised	(449)	$10.25
Options outstanding, end of quarter	75,954	$11.01	8.9	$178,660
Options exercisable, end of quarter	9,947	$10.05	8.4	$56,349
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83

The following table summarizes information about stock option assumptions:
໿

	2016	2015
Expected dividend yield	1.25%	1.56%
Expected volatility	22.72%	34.32%
Risk-free interest rate	1.71%	1.37%
Expected option life	7.5 years	7.5 years

During the three months ended June 30, 2016 and 2015, we  expensed $13 thousand and $9 thousand, respectively, in stock-based compensation under stock option awards.

During the six month ended June 30, 2016 and 2015, we expensed $24 thousand and $18 thousand, respectively, in stock-based compensation under stock option awards.

The weighted average grant date fair values of options granted during the six months ended June 30, 2016 and 2015, were $3.37 per share and $3.56 per share, respectively. Expected future expense relating to the unvested options outstanding as of June 30, 2016 is $207 thousand over a weighted average period of 4.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the six months ended June 30, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	93,570	$7.67
Granted	38,022	13.09
Forfeited	(1,885)	9.52
Vested	(45,990)	7.11
Unvested restricted stock, end of period	83,717	$10.24

During the three months ended June 30, 2016 and 2015, we expensed $98 thousand and $85 thousand, respectively, in stock-based compensation under restricted stock awards. During the six months ended June 30, 2016 and 2015, we expensed $188 thousand and $167 thousand, respectively, in stock-based compensation under restricted stock awards.

At June 30, 2016, unrecognized compensation expense for unvested restricted stock was $702 thousand, which is expected to be recognized over an average period of 1.9 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of June 30, 2016, we  had $514 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2016, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of June 30, 2016 and December 31, 2015:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2016
U.S. government agencies	$14,033	$—	$14,033	$—
State and political subdivisions	36,758	—	36,758	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	44,006	—	44,006	—
Derivative instruments
Interest rate swaps	(1,549)	—	(1,549)	—

December 31, 2015
U.S. government agencies	$12,788	$—	$12,788	$—
State and political subdivisions	38,149	—	38,149	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	42,839	—	42,839	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2016
Impaired loans	$464	$—	$—	$464
Foreclosed real estate	738	—	—	738

December 31, 2015
Impaired loans	$801	$—	$—	$801
Foreclosed real estate	756	—	—	756

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Impaired loans	$464	Appraisal of	Appraisal	0% to -43.7%
		collateral	adjustments (1)	(-4.6%)

Foreclosed real estate	738	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2015
Impaired loans	$801	Appraisal of	Appraisal	0% to -61.8%
		collateral	adjustments (1)	(-5.8%)

Foreclosed real estate	756	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2016 and December 31, 2015:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled  $464 thousand and $801 thousand at June 30, 2016 and December 31, 2015,  respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended June 30, 2016 and December 31, 2015, respectively.

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

The fair values of our financial instruments at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,305	$12,305	$12,305	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	94,797	94,797	—	94,797	—
Securities held to maturity	5,660	5,929	—	5,929	—
Federal Home Loan Bank stock	6,268	6,268	—	6,268	—
Loans receivable, net of allowance	634,199	635,989	—	—	635,989
Accrued interest receivable	2,366	2,366	—	2,366	—

Financial liabilities:
Non-maturity deposits	428,511	428,511	—	428,511	—
Time deposits	166,313	166,830	—	166,830	—
Short-term borrowings	52,875	52,835	52,835	—	—
Long-term borrowings	66,000	64,484	—	64,484	—
Junior subordinated debentures	12,887	11,048	—	11,048	—
Accrued interest payable	376	376	—	376	—

Derivative instruments:
Interest rate swaps	(1,549)	(1,549)	—	(1,549)	—

	December 31, 2015		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,120	$6,120	$6,120	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	93,776	93,776	—	93,776	—
Securities held to maturity	6,834	7,008	—	7,008	—
Federal Home Loan Bank stock	5,165	5,165	—	5,165	—
Loans receivable, net of allowance	537,833	528,065	—	—	528,065
Accrued interest receivable	1,764	1,764	—	1,764	—

Financial liabilities:
Non-maturity deposits	380,983	380,983	—	380,983	—
Time deposits	136,873	136,619	—	136,619	—
Short-term borrowings	34,650	34,650	34,650	—	—
Long-term borrowings	61,000	58,685	—	58,685	—
Junior subordinated debentures	12,887	9,344	—	9,344	—
Accrued interest payable	281	281	—	281	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2016 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three and six months ended June 30, 2016 the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2016:

	June 30, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$(387)	Other Liabilities	2026-03-15
December 15, 2016	5,000	(250)	Other Liabilities	2026-12-15
June 15, 2017	6,000	(303)	Other Liabilities	2027-06-15
December 15, 2017	10,000	(393)	Other Liabilities	2027-12-15
December 15, 2017	5,000	(216)	Other Liabilities	2027-12-15

Total	$38,500	$(1,549)

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended June 30, 2016:
໿

	Three Months Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(168)	Not applicable	$—
December 15, 2016	(53)	Not applicable	—
June 15, 2017	(68)	Not applicable	—
December 15, 2017	(165)	Not applicable	—
December 15, 2017	(75)	Not applicable	—

Total	$(529)		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the six months ended June 30, 2016:
໿

	Six Months Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(232)	Not applicable	$—
December 15, 2016	(150)	Not applicable	—
June 15, 2017	(182)	Not applicable	—
December 15, 2017	(236)	Not applicable	—
December 15, 2017	(129)	Not applicable	—

Total	$(929)		$—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT STRATEGY

We are a community-oriented financial institution serving northern New Jersey, northeastern Pennsylvania, New York City, New York and Queens County, New York.  During the first quarter of 2016 our presence in northern New Jersey continued to grow to new markets in Bergen County, New Jersey, with the opening of a new branch in Oradell, New Jersey.  On April 29, 2016 we closed a branch location in Port Jervis, New York in Orange County.  While offering traditional community bank loan and deposit products and services, we obtain non-interest income through our insurance brokerage operations and the sale of non-deposit products.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Overview – For the quarter ended June 30, 2016, the Company reported net income of $1.1 million, or $0.24 per basic and diluted share, as compared to net income of $884 thousand, or $0.19 per basic and diluted share, for the same period last year. The increase in net income for the quarter ended June 30, 2016 was driven by an $872 thousand, or 17.3%, increase in net interest income on a fully tax equivalent basis resulting from strong loan and deposit growth and an increase in non-interest income of $325 thousand, mostly due to the performance of Tri-State Insurance Agency’s (“Tri-State”) insurance commissions and fees. The aforementioned was partially offset by an increase in non-interest expenses and an increase in provision for loan losses, which was largely due to loan growth. The increase in non-interest expenses was mostly due to higher salary and benefits, data processing costs and an increase in expenses and write-downs related to foreclosed real estate. The increase in salaries and employee benefits expense was mostly attributed to higher Tri-State salary and benefits expense related to Tri-State’s revenue growth. The increase in data processing was largely due to the costs associated with the outsourcing of our core processing systems.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2016 and 2015:
໿
໿

	Three Months Ended June 30,
(Dollars in thousands)	2016			2015
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$29,106	$284	3.91%	$33,406	$331	3.97%
Taxable	69,204	344	1.99%	64,261	302	1.88%
Total securities	98,310	628	2.56%	97,667	633	2.60%
Total loans receivable (1) (4)	607,983	6,459	4.26%	475,855	5,275	4.45%
Other interest-earning assets	9,375	6	0.26%	8,844	3	0.14%
Total earning assets	715,668	$7,093	3.98%	$582,366	$5,911	4.07%

Non-interest earning assets	39,713			37,693
Allowance for loan losses	(5,881)			(5,738)
Total Assets	$749,500			614,321

Sources of Funds:
Interest bearing deposits:
NOW	$143,840	$80	0.22%	$128,397	$55	0.17%
Money market	36,842	38	0.41%	15,935	8	0.20%
Savings	138,546	72	0.21%	140,994	71	0.20%
Time	158,408	446	1.13%	118,520	304	1.03%
Total interest bearing deposits	477,636	636	0.53%	403,846	438	0.44%
Borrowed funds	81,712	448	2.20%	57,249	380	2.66%
Junior subordinated debentures	12,887	98	3.05%	12,887	54	1.68%
Total interest bearing liabilities	572,235	$1,182	0.83%	$473,982	$872	0.74%

Non-interest bearing liabilities:
Demand deposits	115,319			83,808
Other liabilities	5,448			4,245
Total non-interest bearing liabilities	120,767			88,053
Stockholders' equity	56,498			52,286
Total Liabilities and Stockholders' Equity	$749,500			$614,321

Net Interest Income and Margin(5)		5,911	3.31%		5,039	3.47%
Tax-equivalent basis adjustment		(94)			(110)
Net Interest Income		$5,817			$4,929

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

Net Interest Income – Net interest income is the difference between interest and deferred fees earned on loans and other interest-earning assets and interest paid on interest-bearing liabilities.  Net interest income is directly affected by changes in volume and mix of interest-earning assets and interest-bearing liabilities that support those assets, as well as changing interest rates when differences exist in repricing dates of assets and liabilities.

Net interest income on a fully tax equivalent basis increased $872 thousand, or 17.3%, to $5.9 million for the second quarter of 2016, as compared to $5.0 million for the same period in 2015. The increase in net interest income was largely due to a $133.3 million, or 22.9%, increase in average interest earning assets, principally loans receivable, which increased $132.1 million, or 27.8%. The improvement in net interest income was partly offset by a decline in the net interest margin of 16 basis points to 3.31% for the second quarter of 2016, as compared to the same period in 2015. The decline in the net interest margin was mostly attributed to a 19 basis point decrease in the average rate earned on loans, which is mostly due to loan growth and loan repricing in a low rate environment. Also included in the net interest margin decrease is a 9 basis point increase in the average rate on interest bearing deposits, which was primarily driven by market competition and an increase in wholesale funding.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.2 million, or 20.0%, to $7.1 million for the quarter ended June 30, 2016, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $133.3 million for the quarter ended June 30, 2016, as compared to the same period in 2015.

Our total interest income earned on loans receivable increased $1.2 million, or 22.4%, to $6.5 million for the second quarter of 2016, as compared to the same period in 2015.  The increase was driven by an increase in average balance of loans receivable of $132.1 million, or 27.8%, for the three months ended June 30, 2016, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 19 basis point decline in the average yield to 4.26% for the quarter ended June 30, 2016, as compared to the same period in 2015.

Our total interest income earned on securities, on a fully tax equivalent basis, decreased $5 thousand, to $628 thousand for the quarter ended June 30, 2016 from $633 thousand for the same period in 2015.  The decrease in interest income earned on securities was partially due to a four basis point decline in the average yield to 2.56% for the quarter ended June 30, 2016, as compared to the same period in 2015.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $3 thousand for the second quarter of 2016, as compared to the same period in 2015.  The average balances in other interest-earning assets increased $531 thousand to $9.4 million in the second quarter of 2016 from $8.8 million during the second quarter a year earlier.  The increase in interest income was largely attributable to a 12 basis point increase in the average yield to 0.26% as compared to 0.14% in the same period in 2015.

Interest Expense – Our interest expense for the three months ended June 30, 2016 increased $310 thousand, or 35.6%, to $1.2 million from $872 thousand for the same period in 2015.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $98.3 million, or 20.7%, to $572.2 million for the second quarter of 2016 from $474.0 million for the same period in 2015.

Our interest expense on deposits increased $198 thousand, or 45.2%, for the quarter ended June 30, 2016, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $73.8 million during the second quarter of 2016, as compared to the same period in 2015.  The increase in interest expense was also attributable to a nine basis point increase in the average rate on interest bearing deposits.

Our interest expense on borrowed funds increased $68 thousand, or 17.9%, for the quarter ended June 30, 2016, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing  $24.5 million during the second quarter of 2016, as compared to the same period in 2015.

Provision for Loan Losses – Provision for loan losses increased $185 thousand, or 92.5%, to $385 thousand for the second quarter of 2016, as compared to $200 thousand for the same period in 2015.  The increase in the provision for loan losses for the quarter ended June 30, 2016 was mostly attributed to the Company's loan growth.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $325 thousand, or 21.7%, to $1.8 million for the second quarter of 2016, as compared to the same period last year. The increase was primarily due to higher insurance commissions and fees, which increased $303 thousand, or 41.2%, for the second quarter of 2016 as compared to the same period in 2015. The growth in Tri-State's commissions and fees was principally due to new business production and retention of existing business in its commercial lines as compared to the same period last year.
Non-Interest Expense – Our non-interest expenses increased $676 thousand, or 13.7%, to $5.6 million for the second quarter of 2016, as compared to the same period last year. The increase for the second quarter of 2016, as compared to the same period in 2015, was largely due to increases in salaries and employee benefits of $287 thousand, data processing of $119 thousand and expenses and write-downs related to foreclosed real estate of $109 thousand.
The increase in salaries and employee benefits for the second quarter of 2016 as compared to the same periods in was largely due to an increase in personnel to support our growth, including the opening of our Oradell, New Jersey branch in the first quarter of 2016, and higher incentive and commission costs related to the Bank’s and Tri-State’s performance. The aforementioned increases were partly offset by the elimination of our in-house data operations center during the fourth quarter of 2015 and the closing of our Port Jervis, New York branch during the second quarter of 2016. The increase in data processing was largely due to the costs associated with the outsourcing of its core processing systems and higher costs related to the Company’s growth and introduction of new products and services during 2016.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $551 thousand for the three months ended June 30, 2016, compared to $424 thousand for the three months ended June 30, 2015.  Our effective tax rate was 33.2% and 32.4% for the quarters ended June 30, 2016 and 2015, respectively.  The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Overview – For the six months ended June 30, 2016, the Company reported net income of $2.7 million, or $0.58 per diluted share, or a 45.0% increase, as compared to net income of $1.8 million, or $0.40 per diluted share, for the same period last year. The increase in net income for the six months ended June 30, 2016 was largely due to increases in net interest income of $1.7 million and non-interest income of $948 thousand, which were partially offset by an increase in non-interest expenses of $1.2 million. The increase in non-interest expense was largely due to increases in salaries and employee benefits, mostly due to an increase in personnel to support our growth and higher incentive and commission costs related to the Bank’s and Tri-State’s performance, and data processing costs largely resulting from outsourcing of its core processing systems.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016			2015
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$29,671	$584	3.96%	$32,378	$643	4.00%
Taxable	69,537	720	2.08%	60,827	569	1.89%
Total securities	99,208	1,304	2.64%	93,205	1,212	2.62%
Total loans receivable (1) (4)	583,931	12,604	4.34%	473,376	10,447	4.45%
Other interest-earning assets	9,006	10	0.22%	7,985	7	0.18%
Total earning assets	692,145	$13,918	4.04%	$574,566	$11,666	4.09%

Non-interest earning assets	39,208			37,979
Allowance for loan losses	(5,770)			(5,740)
Total Assets	$725,583			606,805

Sources of Funds:
Interest bearing deposits:
NOW	$141,936	$151	0.21%	$128,279	$105	0.17%
Money market	33,396	66	0.40%	15,227	13	0.17%
Savings	138,537	142	0.21%	140,747	142	0.20%
Time	152,376	852	1.12%	115,311	594	1.04%
Total interest bearing deposits	466,245	1,211	0.52%	399,564	854	0.43%
Borrowed funds	78,839	885	2.26%	60,464	760	2.53%
Junior subordinated debentures	12,887	166	2.59%	12,887	107	1.67%
Total interest bearing liabilities	557,971	$2,262	0.82%	$472,915	$1,721	0.73%

Non-interest bearing liabilities:
Demand deposits	106,792			77,785
Other liabilities	4,914			3,923
Total non-interest bearing liabilities	111,706			81,708
Stockholders' equity	55,906			52,182
Total Liabilities and Stockholders' Equity	$725,583			$606,805

Net Interest Income and Margin(5)		11,656	3.39%		9,945	3.49%
Tax-equivalent basis adjustment		(193)			(214)
Net Interest Income		$11,463			$9,731

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

Net Interest Income – Net interest income, on a fully tax equivalent basis, increased $1.7 million, or 17.2%, to $11.7 million for the first six months of 2016 as compared to $9.9 million for the same period in 2015. The increase in net interest income was largely due to a $117.6 million, or 20.5%, increase in average interest earning assets, principally loan receivable and securities portfolio, which increased $110.6 million, or 23.4% and $6.0 million, or 6.4%, respectively. The Company’s net interest margin was 3.39% and 3.49% for the first six months of 2016 and 2015, respectively. The decline in net interest margin is due to loan growth and loan repricing in a low rate environment along with an increase in the average rate on interest bearing deposits, primarily driven by market competition and an increase in wholesale funding.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $2.3 million, or 19.3%, to $13.9 million for the six months ended June 30, 2016, as compared to the same period last year. The increase was due to higher average earning assets, which increased $117.6 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Our total interest income earned on loans receivable increased $2.2 million, or 20.6%, to $12.6 million for the first six months of 2016, as compared to the same period in 2015. The increase was driven by an increase in average balance of loans receivable of $110.6 million, or 23.4%, for the six months ended June 30, 2016, as compared to the same period last year. The increase in interest income earned on loans receivable was partially offset by an 11 basis point decline in the average yield to 4.34% for the six months ended June 30, 2016, as compared to the same period in 2015.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $92 thousand to $1.3 million for the six months ended June 30, 2016 from $1.2 million for the same period in 2015.  The increase is attributable to the growth in the average balance of securities of $6.0 million, or 6.4%, for the six months ended June 30, 2016, as compared to the same period last year. This increase was also due in part to a 2 basis point increase in the average yield to 2.64% for the six months ended June 30, 2016, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $3 thousand for the first six months of 2016, as compared to the same period in 2015. The average balances in other interest-earning assets increased $1.0 million to $9.0 million in the first six months of 2016 from $8.0 million during the first six months a year earlier. The increase was partially attributable to a 4 basis point increase in the average yield to 0.22% for the six months ended June 30, 2016, as compared to the same period in 2015.

Interest Expense – Our interest expense for the six months ended June 30, 2016 increased $541 thousand, or 31.4%, to $2.3 million from $1.7 million for the same period in 2015. The increase was principally due to higher average balances in interest-bearing liabilities, which increased $85.1 million, or 18.0%, to $558.0 million for the first six months of 2016 from $472.9 million for the same period in 2015.

Our interest expense on deposits increased $357 thousand, or 41.8%, for the six months ended June 30, 2016, as compared to the same period last year. The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $66.7 million during the first six months of 2016, as compared to the same period in 2015. The increase was also partially attributable to a 9 basis point increase in the average rate on deposits to 0.52% for the six months ended June 30, 2016, as compared to the same period in 2015.

Our interest expense on borrowed funds increased $125 thousand, or 16.4%, for the six months ended June 30, 2016, as compared to the same period last year. The increase was largely attributed to the average balance of borrowed funds increasing $18.4 million during the first six months of 2016, as compared to the same period in 2015. The increase in interest expense on borrowed funds was partially offset by a 27 basis point decline in the average rate to 2.26% for the six months ended June 30, 2016, as compared to the same period in 2015.

Provision for Loan Losses – Provision for loan losses increased $91 thousand, or 18.0%, to $596 thousand for the first six months of 2016, as compared to $505 thousand for the same period in 2015. The increase in the provision for loan losses for the six months ended June 30, 2016 was largely attributed to the Company's loan growth. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $948 thousand, or 27.9%, to $4.4 million for the first six months of 2016 as compared to the same period last year. The increase in non-interest income was largely due to increases in insurance commissions and fees of $869 thousand. The growth in Tri-State’s commissions and fees was largely due to growth in contingency fee income of $411 thousand, or 122.8%, and growth in insurance commissions and fees of $458 thousand for the six months ended June 30, 2016 as compared to the same period last year.
Non-Interest Expense – Our non-interest expenses increased $1.2 million, or 12.2%, to $11.2 million for the first six months of 2016 as compared to the same period last year. The increase for the first six months of 2016, as compared to the same period in 2015, was largely due to increases in salaries and employee benefits of $860 thousand and data processing of $314 thousand.
The increase in salaries and employee benefits for the first six months of 2016 as compared to the same period 2015 in salaries and employee benefits was largely due to an increase in personnel to support our growth, including the opening of our Oradell, New Jersey branch, and higher incentive and commission costs related to the Bank’s and Tri-State’s performance as compared to the same periods last year. The aforementioned increases were partly offset by the closing of our Port Jervis New York branch. The increase in data processing was largely due to the costs associated with the outsourcing of its core processing systems and higher costs related to the Company’s growth and introduction of new products and services during 2016.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $1.3 million for the six months ended June 30, 2016, compared to $800 thousand for the six months ended June 30, 2015. Our effective tax rate was 33.1% and 30.4% for the six months ended June 30, 2016 and 2015, respectively. The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2016 TO DECEMBER 31, 2015

Total Assets – At June 30, 2016, our total assets were $789.8 million, an increase of $105.3 million, or 15.4%, as compared to total assets of $684.5 million at December 31, 2015.  The increase in total assets was largely driven by growth in loans receivable of $96.8 million, or 17.8%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $6.2 million to $12.3 million at June 30, 2016, or 1.6% of total assets, from $6.1 million, or 0.9%,  of total assets, at December 31, 2015.

Securities Portfolio – At June 30, 2016, the securities portfolio, which includes available for sale and held to maturity securities, was $100.5 million, compared to $100.6 million at December 31, 2015. Available for sale securities were $94.8 million at June 30, 2016, compared to $93.8 million at December 31, 2015. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.7 million at June 30, 2016 and $6.8 million at December 31, 2015.

Net unrealized gains in the available for sale securities portfolio were $2.4 million at June 30, 2016. Net unrealized gains in the available for sale securities portfolio were $144 thousand at December 31, 2015.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of June 30, 2016 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $6.3 million at June 30, 2016, as compared to $5.2 million at December 31, 2015,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at June 30, 2016 and December 31, 2015.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $96.8 million, or 17.8%, to $640.2 million at June 30, 2016, as compared to $543.4 million at December 31, 2015.  During the six months ended June 30, 2016, the Company had $112.3 million in commercial loan production, which was partly offset by $6.2 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial loans	$31,800	$20,023
Construction	16,474	13,348
Commercial real estate	453,679	382,262
Residential real estate	137,903	127,204
Consumer and other	1,178	1,253
Total gross loans	$641,034	$544,090

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets improved to 1.13% at June 30, 2016 from 1.49% at December 31, 2015.  NPAs decreased $1.3 million, or 12.8%, to $8.9 million at June 30, 2016, as compared to $10.2 million at December 31, 2015.  Non-accrual loans decreased $662 thousand, or 12.5%, to $4.7 million at June 30, 2016, as compared to $5.3 million at December 31, 2015.  The top five non-accrual loan relationships total $3.0 million, which equates to 64.8% of total nonaccrual loans and 34.3% of total NPAs at June 30, 2016.  The remaining non-accrual loans at June 30, 2016 have an average loan balance of $86 thousand.  Loans past due 30 to 89 days increased $2.1 million, or 76.0%, to approximately $5.0 million at June 30, 2016, as compared to $2.8 million at December 31, 2015.
We continue to actively market our foreclosed real estate properties, which decreased $352 thousand to $3.0 million at June 30, 2016, as compared to $3.4 million at December 31, 2015.  The decrease was primarily due to the sale of $880 thousand in foreclosed real estate properties, which was partially offset by the addition of $651 thousand in foreclosed real estate properties.  At June 30, 2016, the Company’s foreclosed real estate properties had an average carrying value of approximately $334 thousand per property.
The allowance for loan losses increased by $398 thousand, or 7.1%, to $6.0 million, or 0.94% of total loans, at June 30, 2016, compared to $5.6 million, or 1.03% of total loans, at December 31, 2015. The Company recorded $596 thousand in provision for loan losses for the six months ended June 30, 2016. Additionally, the Company recorded net charge-offs of $198 thousand for the six months ended June 30, 2016, as compared to $394 thousand in net charge-offs for the six months ended June 30, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 128.8% at June 30, 2016 from 105.2% at December 31, 2015.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans	$4,650	$5,312
Non-accrual loans to total loans	0.73%	0.98%
Non-performing assets	$8,910	$10,219
Non-performing assets to total assets	1.13%	1.49%
Allowance for loan losses as a % of non-accrual loans	128.77%	105.23%
Allowance for loan losses to total loans	0.94%	1.03%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at June 30, 2016 were $5.9 million and at December 31, 2015 were $6.9 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $464 thousand on June 30, 2016 from $801 thousand at December 31, 2015.   These balances consist of loans that were written down or required additional reserves during the periods ended June 30, 2016 and December 31, 2015, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.3 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2016,  we had seven loan relationships totaling $1.6 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At June 30, 2016, the total allowance for loan losses increased by $398 thousand, or 7.1%, to $6.0 million, or 0.94% of total loans as compared to $5.6 million, or 1.03% of total loans, at December 31, 2015. The Company recorded $596 thousand in provision for loan losses for the six months ended June 30, 2016.  Additionally, the Company recorded net charge-offs of $198 thousand for the six months ended June 30, 2016, as compared to $394 thousand in net charge-offs for the six months ended June 30, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 128.8% at June 30, 2016 from 105.3% at December 31, 2015.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.

The table below presents information regarding our provision and allowance for loan losses for the six months ended June 30, 2016 and 2015:
໿

(Dollars in thousands)	June 30, 2016	June 30, 2015
Balance, beginning of period	$5,590	$5,641
Provision	596	505
Charge-offs	(256)	(453)
Recoveries	58	59
Balance, end of period	$5,988	$5,752

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$199	5.0%	$85	3.7%
Construction	208	2.6%	220	2.5%
Commercial real estate	4,020	70.7%	3,646	70.2%
Residential real estate	914	21.5%	784	23.4%
Consumer and other loans	17	0.2%	87	0.2%
Unallocated	630	—%	768	—
Total	$5,988	100.0%	$5,590	100.0%

Bank-Owned Life Insurance (“BOLI”)  –  Our BOLI carrying value amounted to $12.7 million at June 30, 2016 and $12.5 million at December 31, 2015.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2016 and December 31, 2015, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  As of June 30, 2016 deposits in that branch were $12.5 million.  During the quarter ended March 31, 2016 we announced the closing of this branch, as a result we will monitor the outflow of these deposits and evaluate the related goodwill for impairment.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $76.9 million, or 14.9%, to $594.8 million at June 30, 2016, from $517.9 million at December 31, 2015.  The increase in deposits was due to increases in both interest bearing deposits of $43.2 million, or 10.0%, and non-interest bearing deposits of $33.7 million, or 38.7%, at June 30, 2016, as compared to December 31, 2015.  Included in the aforementioned deposit total is $41.7 million in deposit balances with a cost of 0.61% attributed to our newest branch in Oradell, New Jersey, which opened in the beginning of March 2016. Also, included is $63.0 million in deposit balances with a cost of 0.44% attributed to our branch in Astoria, New York, which opened in Mid-March of 2015.

Borrowings – Borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $118.9 million and $95.7 million in borrowings, at a weighted average interest rate of 1.71% at June 30, 2016 and 1.86% at December 31, 2015.  The long-term borrowings at June 30, 2016 consisted of $50.0 million of fixed rate advances, $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2016,  was 2.09%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $56.9 million at June 30, 2016, an increase of $2.9 million when compared to December 31, 2015.  The increase was largely due to net income for the six months ended June 30, 2016.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2016, total deposits amounted to $594.8 million, an increase of $76.9 million, or 14.9%, from December 31, 2015. At June 30, 2016 and December 31, 2015, advances from FHLB and subordinated debentures totaled $131.8 million and $108.5 million, respectively, and represented 16.7% and 15.9% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at June 30, 2016, amounted to $640.2 million, an increase of $96.8 million, or 17.8%, compared to December 31, 2015.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2016, the total of such assets amounted to $12.3 million, or 1.6%, of total assets, compared to $6.1 million, or 0.9%, of total assets at December 31, 2015. Another significant liquidity source is our available for sale securities portfolio.  At June 30, 2016, available for sale securities amounted to $94.8 million, compared to $93.8 million at December 31, 2015.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $42.2 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers Bank at June 30, 2016.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At June 30, 2016, the Bank’s Tier I,  Tier II and Common Equity Tier I (“CET1”) capital ratios were 10.50%, 11.46% and 10.50%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of June 30, 2016, the Bank had a leverage ratio of 8.75%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of June 30, 2016, the Bank had a capital conservation buffer of 3.46%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At June 30, 2016, these unused commitments totaled $111.4 million and consisted of $52.1 million in commitments to grant commercial real estate, construction and land development loans, $26.1million in home equity lines of credit, $32.7 million in other unused commitments and $514 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program(1)

April 1, 2016 through April 30, 2016	2,127	$12.44	2,127	182,946
May 1, 2016 through May 31, 2016	—	—	—	182,946
June 1, 2016 through June 30, 2016	—	—	—	182,946
Total	2,127	$12.44	2,127

(1) On February 26, 2016, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 184,000 shares.  The stock repurchase program expires on February 25, 2017, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended June 30, 2016.

໿
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

Date: August 12, 2016		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
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