Form 10-Q
period 2016-09-30
SUSSEX BANCORP
filed 2016-11-10
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes ☐     No ☒

As of November 3, 2016 there were 4,741,720 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	September 30, 2016	December 31, 2015

ASSETS
Cash and due from banks	$4,355	$2,914
Interest-bearing deposits with other banks	8,055	3,206
Cash and cash equivalents	12,410	6,120

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	91,630	93,776
Securities held to maturity, at amortized cost (fair value of $6,863 and $7,008 at September 30, 2016 and December 31, 2015, respectively)	6,628	6,834
Federal Home Loan Bank Stock, at cost	5,633	5,165

Loans receivable, net of unearned income	663,258	543,423
Less: allowance for loan losses	6,331	5,590
Net loans receivable	656,927	537,833
Foreclosed real estate	3,005	3,354
Premises and equipment, net	8,945	8,879
Accrued interest receivable	1,797	1,764
Goodwill	2,820	2,820
Bank-owned life insurance	12,749	12,524
Other assets	6,343	5,334

Total Assets	$808,987	$684,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$127,198	$87,209
Interest bearing	497,723	430,647
Total deposits	624,921	517,856
Short-term borrowings	36,500	34,650
Long-term borrowings	71,000	61,000
Accrued interest payable and other liabilities	5,046	4,169
Junior subordinated debentures	12,887	12,887

Total Liabilities	750,354	630,562

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 4,741,720 and 4,705,480 shares issued and 4,741,720 and 4,646,238 shares outstanding at September 30, 2016 and December 31, 2015, respectively	36,429	35,927
Treasury stock, at cost; 59,242 shares at December 31, 2015	—	(592)
Deferred compensation obligation under Rabbi Trust	1,359	—
Retained earnings	21,958	18,520
Accumulated other comprehensive income	246	86
Stock held by Rabbi Trust	(1,359)	—

Total Stockholders' Equity	58,633	53,941

Total Liabilities and Stockholders' Equity	$808,987	$684,503
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2016	2015	2016	2015
INTEREST INCOME
Loans receivable, including fees	$6,971	$5,390	$19,575	$15,837
Securities:
Taxable	396	321	1,116	890
Tax-exempt	201	231	592	660
Interest bearing deposits	7	1	17	8
Total Interest Income	7,575	5,943	21,300	17,395
INTEREST EXPENSE
Deposits	619	448	1,830	1,302
Borrowings	508	390	1,393	1,150
Junior subordinated debentures	100	55	266	162
Total Interest Expense	1,227	893	3,489	2,614
Net Interest Income	6,348	5,050	17,811	14,781
PROVISION FOR LOAN LOSSES	458	1	1,054	506
Net Interest Income after Provision for Loan Losses	5,890	5,049	16,757	14,275
OTHER INCOME
Service fees on deposit accounts	245	230	726	656
ATM and debit card fees	190	198	577	573
Bank-owned life insurance	74	78	225	235
Insurance commissions and fees	1,090	955	3,850	2,846
Investment brokerage fees	(10)	40	67	103
Net gain on sales of securities	89	11	361	267
Net (loss) gain on disposal of premises and equipment	—	—	(19)	8
Other	96	143	337	369
Total Other Income	1,774	1,655	6,124	5,057
OTHER EXPENSES
Salaries and employee benefits	3,243	2,919	9,672	8,488
Occupancy, net	463	410	1,399	1,330
Data processing	529	468	1,626	1,251
Furniture and equipment	248	221	764	645
Advertising and promotion	63	65	254	225
Professional fees	219	161	570	480
Director fees	159	105	378	418
FDIC assessment	138	120	379	368
Insurance	67	69	213	189
Stationary and supplies	47	49	149	154
Loan collection costs	24	19	109	175
Net expenses and write-downs related to foreclosed real estate	98	277	317	476
Other	353	480	1,029	1,156
Total Other Expenses	5,651	5,363	16,859	15,355
Income before Income Taxes	2,013	1,341	6,022	3,977
EXPENSE FOR INCOME TAXES	696	390	2,022	1,190
Net Income	1,317	951	4,000	2,787
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (loss) on available for sale securities arising during the period	(575)	1,024	1,986	174
Fair value adjustments on derivatives	190	—	(1,359)	—
Reclassification adjustment for net gain on securities transactions included in net income	(89)	(11)	(361)	(267)
Income tax related to items of other comprehensive (loss) income	190	(405)	(106)	37
Other comprehensive income (loss), net of income taxes	(284)	608	160	(56)
Comprehensive income	$1,033	$1,559	$4,160	$2,731
EARNINGS PER SHARE
Basic	$0.28	$0.21	$0.87	$0.61
Diluted	$0.28	$0.21	$0.86	$0.61
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2014	4,662,606	$35,553	—	$15,566	$169	—	$(59)	$51,229
Net income	—	—	—	2,787	—	—	—	2,787
Other comprehensive loss	—	—	—	—	(56)	—	—	(56)
Treasury shares purchased	(48,059)	—	—	—	—	—	(533)	(533)
Restricted stock granted	31,841	—	—	—	—	—	—	—
Restricted stock forfeited	(1,001)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	279	—	—	—	—	—	279
Dividends declared on common stock ($0.12 per share)	—	—	—	(560)	—	—	—	(560)
Balance September 30, 2015	4,645,387	$35,832	$—	$17,793	$113	$—	$(592)	$53,146

Balance December 31, 2015	4,646,238	$35,927	—	$18,520	$86	—	$(592)	$53,941
Net income	—	—	—	4,000	—		—	4,000
Other comprehensive income	—	—	—	—	160	—	—	160
Treasury shares purchased	(2,127)	—	—	—	—		(26)	(26)
Funding of Supplemental Director Retirement Plan	60,920	198	1,359	—	—	(1,359)	616	814
Options exercised	449	2	—	—	—		2	4
Restricted stock granted	41,619	—	—	—	—		—	—
Restricted stock forfeited	(5,379)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	302	—	—	—		—	302
Dividends declared on common stock ($0.12 per share)	—	—	—	(562)	—		—	(562)
Balance September 30, 2016	4,741,720	$36,429	$1,359	$21,958	$246	$(1,359)	$—	$58,633
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$4,000	$2,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,054	506
Depreciation and amortization	837	746
Net amortization of securities premiums and discounts	1,159	1,343
Net realized gain on sale of securities	(361)	(267)
Net realized loss (gain) on disposal of premises and equipment	19	(8)
Net realized gain on sale of foreclosed real estate	(14)	(37)
Write-downs of and provisions for foreclosed real estate	199	314
Deferred income tax (benefit) expense	(68)	496
Earnings on bank-owned life insurance	(225)	(235)
Compensation expense for stock options and stock awards	302	279
Increase in assets:
Accrued interest receivable	(33)	(200)
Other assets	(1,047)	(893)
Increase in accrued interest payable and other liabilities	332	148
Net Cash Provided by Operating Activities	6,154	4,979
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(27,431)	(45,436)
Sales	23,685	20,705
Maturities, calls and principal repayments	6,731	6,855
Securities held to maturity:
Purchases	(2,023)	(1,209)
Sales	1,008	—
Maturities, calls and principal repayments	1,209	1,339
Net increase in loans	(120,877)	(30,948)
Proceeds from the sale of foreclosed real estate	893	2,049
Purchases of bank premises and equipment	(927)	(896)
Proceeds from the sale of premises and equipment	5	35
(Increase) in Federal Home Loan Bank stock	(468)	(107)
Net Cash Used in Investing Activities	(118,195)	(47,613)
Cash Flows from Financing Activities
Net increase in deposits	107,065	44,239
Increase (decrease) in short-term borrowed funds	1,850	(8,200)
Proceeds from long-term borrowings	10,000	15,000
Repayment of long-term borrowings	—	(5,000)
Purchase of treasury stock	(26)	(533)
Proceeds from exercise of stock options	4	—
Dividends paid	(562)	(560)
Net Cash Provided by Financing Activities	118,331	44,946
Net Increase in Cash and Cash Equivalents	6,290	2,312
Cash and Cash Equivalents - Beginning	6,120	5,859
Cash and Cash Equivalents - Ending	$12,410	$8,171

Supplementary Cash Flows Information
Interest paid	$3,440	$2,592
Income taxes paid	$2,560	$954

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$729	$1,212
Treasury stock used to fund deferred compensation liability	$814	$—
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows; (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company is currently evaluating the pending adoption of the new standard on its consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of September 30, 2016 and December 31, 2015 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government agencies	$13,670	$32	$(49)	$13,653
State and political subdivisions	32,698	1,341	(8)	34,031
Mortgage-backed securities -
U.S. government-sponsored enterprises	41,493	567	(114)	41,946
Corporate Debt	2,000	—	—	2,000
	$89,861	$1,940	$(171)	$91,630

December 31, 2015
U.S. government agencies	$12,792	$51	$(55)	$12,788
State and political subdivisions	37,771	507	(129)	38,149
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,069	206	(436)	42,839
	$93,632	$764	$(620)	$93,776

Securities with a carrying value of approximately $33.7 million and $33.4 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	198	200
Due after five years through ten years	6,392	6,620
Due after ten years	28,108	29,211
Total bonds and obligations	34,698	36,031
U.S. government agencies	13,670	13,653
Mortgage-backed securities:
U.S. government-sponsored enterprises	41,493	41,946
Total available for sale securities	$89,861	$91,630

Gross gains on sales of securities available for sale were $89 thousand and $64 thousand for the three months ended September 30, 2016 and 2015, respectively. Gross realized losses on sales of securities available for sale were less than $1 thousand and $53 thousand for the three months ended September 30, 2016 and 2015, respectively.

Gross realized gains on sales of securities available for sale were $353 thousand and $368 thousand and gross losses were less than $1 thousand and $101 thousand for the nine months ended September 30, 2016 and 2015, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
U.S. government agencies	$2,129	$(16)	$2,229	$(33)	$4,358	$(49)
State and political subdivisions	597	(8)	—	—	597	(8)
Mortgage-backed securities -
U.S. government-sponsored enterprises	14,405	(107)	865	(7)	15,270	(114)
Total temporarily impaired securities	$17,131	$(131)	$3,094	$(40)	$20,225	$(171)

December 31, 2015
U.S. government agencies	$5,888	$(23)	$2,473	$(32)	$8,361	$(55)
State and political subdivisions	5,780	(107)	2,998	(22)	8,778	(129)
Mortgage-backed securities -
U.S. government-sponsored enterprises	31,885	(436)	—	—	31,885	(436)
Total temporarily impaired securities	$43,553	$(566)	$5,471	$(54)	$49,024	$(620)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2016, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At September 30, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2016, there were three securities with a fair value of $4.4 million that had an unrealized loss that amounted to $49 thousand.  As of September 30, 2016, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at September 30, 2016 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2015, there were six securities with a fair value of $8.4 million that had an unrealized loss that amounted to $55 thousand.

State and Political Subdivisions
At September 30, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2016, there was one security with a fair value of $597 thousand that had an unrealized loss that amounted to $8 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2015, there were 15 securities with a fair value of $8.8 million that had an unrealized loss that amounted to $129 thousand.

Mortgage-Backed Securities
At September 30, 2016 and December 31, 2015, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2016, there were nine securities with a fair value of $15.3 million that had an unrealized loss that amounted to $114 thousand.  As of September 30, 2016,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September 30, 2016 were deemed to be OTTI.

At December 31, 2015, there were 18 securities with a fair value of $31.9 million that had an unrealized loss that amounted to $436 thousand.

 Corporate Debt
At September 30, 2016, we did not have any Corporate Debt securities in an unrealized loss position.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of September 30, 2016 and December 31, 2015 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
State and political subdivisions	$6,628	$235	$—	$6,863
December 31, 2015
State and political subdivisions	$6,834	$174	$—	$7,008

During the nine months ended September 30, 2016, the Company sold a security out of its held to maturity portfolio due to continued credit deterioration. The gross realized gain on the sale of the security was $8 thousand for the nine months ended September 30, 2016.

The amortized cost and carrying value of securities held to maturity at September 30, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,767	$3,767
Due after one year through five years	—	—
Due after five years through ten years	1,818	1,925
Due after ten years	1,043	1,171
Total held to maturity securities	$6,628	$6,863

Temporarily Impaired Securities
For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2016, we did not have any held to maturity investments with unrealized losses. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2015, we did not have any held to maturity securities in an unrealized loss position.

NOTE 3 – LOANS

The composition of net loans receivable at September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Commercial and industrial	$34,152	$20,023
Construction	21,912	13,348
Commercial real estate	465,600	382,262
Residential real estate	141,466	127,204
Consumer and other	1,060	1,253
Total loans receivable	664,190	544,090
Unearned net loan origination fees	(932)	(667)
Allowance for loan losses	(6,331)	(5,590)
Net loans receivable	$656,927	$537,833

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $438 thousand and $454 thousand at September 30, 2016 and December 31, 2015, respectively. Mortgage servicing rights were immaterial at September 30, 2016 and December 31, 2015.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2016 and 2015:
໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
September 30, 2016
Beginning balance	$199	$208	$4,020	$914	$17	$630	$5,988
Charge-offs	—	—	(91)	(25)	(11)	—	(127)
Recoveries	5	—	2	1	4	—	12
Provision	5	106	(24)	(48)	8	411	458
Ending balance	$209	$314	$3,907	$842	$18	$1,041	$6,331

September 30, 2015
Beginning balance	$86	277	$3,613	$898	$86	$792	$5,752
Charge-offs	—	—	(119)	—	(6)	—	(125)
Recoveries	5	—	3	4	1	—	13
Provision	(8)	(57)	134	26	5	(99)	1
Ending balance	$83	$220	$3,631	$928	$86	$693	$5,641

Nine Months Ended:
September 30, 2016
Beginning balance	$85	220	$3,646	$784	$87	$768	$5,590
Charge-offs	(138)	—	(156)	(59)	(30)	—	(383)
Recoveries	21	—	36	7	6	—	70
Provision	241	94	381	110	(45)	273	1,054
Ending balance	$209	$314	$3,907	$842	$18	$1,041	$6,331

September 30, 2015
Beginning balance	$231	383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	—	(542)	—	(17)	—	(578)
Recoveries	10	—	39	17	6	—	72
Provision	(139)	(163)	643	8	78	79	506
Ending balance	$83	$220	$3,631	$928	$86	$693	$5,641

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2016 and December 31, 2015 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2016
Commercial and industrial	$209	$—	$209	$34,152	$20	$34,132
Construction	314	—	314	21,912	—	21,912
Commercial real estate	3,907	90	3,817	465,600	4,293	461,307
Residential real estate	842	2	840	141,466	1,608	139,858
Consumer and other loans	18	—	18	1,060	—	1,060
Unallocated	1,041	—	—	—	—	—
Total	$6,331	$92	$5,198	$664,190	$5,921	$658,269

December 31, 2015
Commercial and industrial	$85	$—	$85	$20,023	$20	$20,003
Construction	220	—	220	13,348	—	13,348
Commercial real estate	3,646	112	3,534	382,262	5,160	377,102
Residential real estate	784	79	705	127,204	1,546	125,658
Consumer and other loans	87	73	14	1,253	138	1,115
Unallocated	768	—	—	—	—	—
Total	$5,590	$264	$4,558	$544,090	$6,864	$537,226

An age analysis of loans receivable, which were past due as of September 30, 2016 and December 31, 2015, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2016
Commercial and industrial	$306	$16	$202	$524	$33,628	$34,152	$182
Construction	216	—	—	216	21,696	21,912	—
Commercial real estate	3,881	1,908	3,282	9,071	456,529	465,600	111
Residential real estate	882	367	1,485	2,734	138,732	141,466	93
Consumer and other	3	1	—	4	1,056	1,060	—
Total	$5,288	$2,292	$4,969	$12,549	$651,641	$664,190	$386

December 31, 2015
Commercial and industrial	$5	$—	$20	$25	$19,998	$20,023	$—
Construction	—	—	—	—	13,348	13,348	—
Commercial real estate	758	1,461	4,016	6,235	376,027	382,262	—
Residential real estate	335	247	1,138	1,720	125,484	127,204	—
Consumer and other	16	1	138	155	1,098	1,253	—
Total	$1,114	$1,709	$5,312	$8,135	$535,955	$544,090	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at September 30, 2016 and December 31, 2015 were:
໿

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$20	$20
Commercial real estate	3,171	4,016
Residential real estate	1,392	1,138
Consumer and other	—	138
Total	$4,583	$5,312

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2016 and December 31, 2015: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial and industrial	$34,023	$95	$34	$—	$34,152
Construction	21,912	—	—	—	21,912
Commercial real estate	451,289	8,717	5,594	—	465,600
Residential real estate	139,133	563	1,770	—	141,466
Consumer and other	1,060	—	—	—	1,060
	$647,417	$9,375	$7,398	$—	$664,190

December 31, 2015
Commercial and industrial	$19,983	$5	$35	$—	$20,023
Construction	13,348	—	—	—	13,348
Commercial real estate	367,305	8,957	6,000	—	382,262
Residential real estate	124,915	743	1,546	—	127,204
Consumer and other	1,115	—	138	—	1,253
	$526,666	$9,705	$7,719	$—	$544,090

The following table reflects information about our impaired loans by class as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$—	$20	$20	$—
Commercial real estate	1,985	1,985	—	2,684	2,684	—
Residential real estate	1,383	1,409	—	1,123	1,152	—

With an allowance recorded:
Commercial real estate	2,308	2,399	90	2,476	2,476	112
Residential real estate	225	225	2	423	423	79
Consumer and other	—	—	—	138	138	73

Total:
Commercial and industrial	20	20	—	20	20	—
Commercial real estate	4,293	4,384	90	5,160	5,160	112
Residential real estate	1,608	1,634	2	1,546	1,575	79
Consumer and other	—	—	—	138	138	73
	$5,921	$6,038	$92	$6,864	$6,893	$264

໿

The following table presents the average recorded investment and income recognized for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$20	$—
Commercial real estate	2,002	4	2,119	10
Residential real estate	1,316	3	904	1
Total impaired loans without a related allowance	3,338	7	3,043	11

With an allowance recorded:
Commercial real estate	2,394	8	2,762	8
Residential real estate	184	—	992	3
Consumer and other	—	—	104	—
Total impaired loans with an allowance	2,578	8	3,858	11
Total impaired loans	$5,916	$15	$6,901	$22

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$15	$—
Commercial real estate	2,224	16	2,439	24
Residential real estate	1,188	6	1,267	5
Total impaired loans without a related allowance	3,432	22	3,721	29

With an allowance recorded:
Commercial and industrial	—	—	24	—
Commercial real estate	2,546	25	2,764	25
Residential real estate	281	—	753	8
Consumer and other	69	—	104	—
Total impaired loans with an allowance	2,896	25	3,645	33
Total impaired loans	$6,328	$47	$7,366	$62

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

September 30, 2016
Performing	$1,012	$130	$1,142
Non-performing	1,931	—	1,931
Total	$2,943	$130	$3,073

December 31, 2015
Performing	$1,144	$409	$1,553
Non-performing	1,831	194	2,025
Total	$2,975	$603	$3,578

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2016, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three and nine months ended September 30, 2016  and 2015.
໿

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three and nine months ended September 30, 2016 and 2015.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2016, we did not hold any foreclosed residential real estate properties. As of December 31, 2015, we held $130 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of September 30, 2016 and December 31, 2015, respectively, we had consumer loans with a carrying value of $673 thousand and $945 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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
Potential common shares related to stock options are determined using the treasury stock method.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$1,317	4,646,690	$0.28	$951	4,550,923	$0.21
Effect of dilutive securities:
Unvested stock awards	—	37,618		—	35,210
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,317	4,684,308	$0.28	$951	4,586,133	$0.21

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net earnings applicable to common stockholders	$4,000	4,605,399	$0.87	$2,787	4,561,638	$0.61
Effect of dilutive securities:
Unvested stock awards	—	28,074		—	30,062
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$4,000	4,633,473	$0.86	$2,787	4,591,700	$0.61

໿
There were 29,813 and 52,023 shares of unvested restricted stock awards and options outstanding during the three months ended September 30, 2016 and 2015, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  There was 45,845 and 66,946 shares of unvested restricted stock awards and options outstanding during the nine months ended September 30, 2016 and 2015, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$(575)	$(230)	$(345)	$1,024	$409	$615
Fair value adjustments on derivatives	190	75	115	—	—	—
Reclassification adjustment for net gains on securities transactions included in net income	(89)	(35)	(54)	(11)	(4)	(7)
Total other comprehensive income	$(474)	$(190)	$(284)	$1,013	$405	$608

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$1,986	$794	$1,192	$174	$70	$104
Fair value adjustments on derivatives	(1,359)	(544)	(815)	—	—	—
Reclassification adjustment for net gains on securities transactions included in net income	(361)	(144)	(217)	(267)	(107)	(160)
Total other comprehensive income	$266	$106	$160	$(93)	$(37)	$(56)

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$6,348	$—	$6,348	$5,050	$—	$5,050
Other income from external sources	707	1,067	1,774	694	961	1,655
Depreciation and amortization	283	8	291	245	4	249
Income before income taxes	1,848	165	2,013	1,168	173	1,341
Income tax expense (1)	630	66	696	321	69	390
Total assets	803,032	5,955	808,987	639,563	4,456	644,019

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$17,811	$—	$17,811	$14,781	$—	$14,781
Other income from external sources	2,274	3,850	6,124	2,195	2,862	5,057
Depreciation and amortization	816	21	837	731	15	746
Income before income taxes	4,918	1,104	6,022	3,376	601	3,977
Income tax expense (1)	1,580	442	2,022	950	240	1,190
Total assets	803,032	5,955	808,987	639,563	4,456	644,019

(1) Insurance Services calculated at statutory tax rate of 40% .

NOTE 8 – STOCK-BASED COMPENSATION

We currently have stock-based compensation plans in place for our directors, officers, employees, consultants and advisors.  Under the terms of these plans we may grant restricted shares and stock options for the purchase of our common stock.  The stock-based compensation is granted under terms determined by our Compensation Committee.  Our standard stock option grants have a maximum term of 10 years, generally vest over periods ranging between one and five years, and are granted with an exercise price equal to the fair market value of the common stock on the date of grant.  Restricted stock is valued at the market value of the common stock on the date of grant and generally vests over periods of three to five years.  All dividends paid on restricted stock, whether vested or unvested, are paid to the shareholder.

Information regarding our stock option plans for the nine months ended September 30, 2016 is as follows:
໿

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	51,985	$10.06
Options granted	26,216	12.83
Options expired	(8,629)	10.12
Options exercised	(449)	$10.25
Options outstanding, end of quarter	69,123	$11.10	8.6	$361,591
Options exercisable, end of quarter	8,581	$10.04	8.2	$53,964
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83

The following table summarizes information about stock option assumptions:
໿

	2016	2015
Expected dividend yield	1.25%	1.56%
Expected volatility	22.72%	34.32%
Risk-free interest rate	1.71%	1.37%
Expected option life	7.5 years	7.5 years

During the three months ended September 30, 2016 and 2015, we expensed $10 thousand and $10 thousand, respectively, in stock-based compensation under stock option awards.

During the nine month ended September 30, 2016 and 2015, we expensed $34 thousand and $28 thousand, respectively, in stock-based compensation under stock option awards.

The weighted average grant date fair values of options granted during the nine months ended September 30, 2016 and 2015, were $3.37 per share and $3.56 per share, respectively. Expected future expense relating to the unvested options outstanding as of September 30, 2016 is $178 thousand over a weighted average period of 3.6 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	93,570	$7.67
Granted	41,619	12.85
Forfeited	(5,379)	10.66
Vested	(47,754)	7.06
Unvested restricted stock, end of period	82,056	$10.46

During the three months ended September 30, 2016 and 2015, we expensed $82 thousand and $84 thousand, respectively, in stock-based compensation under restricted stock awards. During the nine months ended September 30, 2016 and 2015, we expensed $268 thousand and $251 thousand, respectively, in stock-based compensation under restricted stock awards.

At September 30, 2016, unrecognized compensation expense for unvested restricted stock was $620 thousand, which is expected to be recognized over an average period of 1.7 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of September 30, 2016, we  had $599 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2016, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of September 30, 2016 and December 31, 2015:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2016
U.S. government agencies	$13,653	$—	$13,653	$—
State and political subdivisions	34,031	—	34,031	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	41,946	—	41,946	—
Corporate debt	2,000	—	2,000	—
Derivative instruments
Interest rate swaps	(1,359)	—	(1,359)	—

December 31, 2015
U.S. government agencies	$12,788	$—	$12,788	$—
State and political subdivisions	38,149	—	38,149	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	42,839	—	42,839	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2016
Impaired loans	$602	$—	$—	$602
Foreclosed real estate	1,703	—	—	1,703

December 31, 2015
Impaired loans	$801	$—	$—	$801
Foreclosed real estate	756	—	—	756

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2016
Impaired loans	$602	Appraisal of	Appraisal	0% to -27.3%
		collateral	adjustments (1)	(-3.5%)

Foreclosed real estate	1,703	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2015
Impaired loans	$801	Appraisal of	Appraisal	0% to -61.8%
		collateral	adjustments (1)	(-5.8%)

Foreclosed real estate	756	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2016 and December 31, 2015:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $602 thousand and $801 thousand at September 30, 2016 and December 31, 2015,  respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2016 and December 31, 2015, respectively.

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

The fair values of our financial instruments at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,410	$12,410	$12,410	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	91,630	91,630	—	91,630	—
Securities held to maturity	6,628	6,863	—	6,863	—
Federal Home Loan Bank stock	5,633	5,633	—	5,633	—
Loans receivable, net of allowance	656,927	655,302	—	—	655,302
Accrued interest receivable	1,797	1,797	—	1,797	—

Financial liabilities:
Non-maturity deposits	446,559	446,559	—	446,559	—
Time deposits	178,362	178,558	—	178,558	—
Short-term borrowings	36,500	36,500	36,500	—	—
Long-term borrowings	71,000	72,063	—	72,063	—
Junior subordinated debentures	12,887	11,580	—	11,580	—
Accrued interest payable	330	330	—	330	—

Derivative instruments:
Interest rate swaps	(1,359)	(1,359)	—	(1,359)	—

	December 31, 2015		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,120	$6,120	$6,120	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	93,776	93,776	—	93,776	—
Securities held to maturity	6,834	7,008	—	7,008	—
Federal Home Loan Bank stock	5,165	5,165	—	5,165	—
Loans receivable, net of allowance	537,833	528,065	—	—	528,065
Accrued interest receivable	1,764	1,764	—	1,764	—

Financial liabilities:
Non-maturity deposits	380,983	380,983	—	380,983	—
Time deposits	136,873	136,619	—	136,619	—
Short-term borrowings	34,650	34,650	34,650	—	—
Long-term borrowings	61,000	58,685	—	58,685	—
Junior subordinated debentures	12,887	9,344	—	9,344	—
Accrued interest payable	281	281	—	281	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three and nine months ended September 30, 2016 the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2016:

	September 30, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$(278)	Other Liabilities	2026-03-15
December 15, 2016	5,000	(223)	Other Liabilities	2026-12-15
June 15, 2017	6,000	(280)	Other Liabilities	2027-06-15
December 15, 2017	10,000	(373)	Other Liabilities	2027-12-15
December 15, 2017	5,000	(205)	Other Liabilities	2027-12-15

Total	$38,500	$(1,359)

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended September 30, 2016:
໿

	Three Months Ended September 30, 2016
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$66	Not applicable	$—
December 15, 2016	16	Not applicable	—
June 15, 2017	14	Not applicable	—
December 15, 2017	12	Not applicable	—
December 15, 2017	6	Not applicable	—

Total	$114		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the nine months ended September 30, 2016:
໿

	Nine Months Ended September 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(166)	Not applicable	$—
December 15, 2016	(134)	Not applicable	—
June 15, 2017	(168)	Not applicable	—
December 15, 2017	(224)	Not applicable	—
December 15, 2017	(123)	Not applicable	—

Total	$(815)		$—

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Overview – For the quarter ended September 30, 2016, the Company reported net income of $1.3 million, or $0.28 per basic and diluted share, as compared to net income of $951 thousand, or $0.21 per basic and diluted share, for the same period last year. The increase in net income for the quarter ended September 30, 2016 was driven by a $1.3 million, or 24.9%, increase in net interest income on a fully tax equivalent basis resulting from strong loan and deposit growth. The aforementioned was partly offset by an increase in provision for loan losses of $457 thousand due to loan growth and an increase in income taxes due to earnings growth and a higher effective tax rate. In addition, non-interest expenses increased 5.4% mostly due to costs attributed to support the Company’s growth.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2016 and 2015:
໿
໿

	Three Months Ended September 30,
(Dollars in thousands)	2016			2015
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$31,849	$306	3.81%	$34,371	$347	4.01%
Taxable	71,496	396	2.20%	69,546	321	1.83%
Total securities	103,345	702	2.69%	103,917	668	2.55%
Total loans receivable (1) (4)	652,766	6,971	4.24%	487,545	5,390	4.39%
Other interest-earning assets	9,445	7	0.29%	6,236	1	0.06%
Total earning assets	765,556	$7,680	3.98%	$597,698	$6,059	4.02%

Non-interest earning assets	41,759			37,918
Allowance for loan losses	(6,141)			(5,677)
Total Assets	$801,174			$629,939

Sources of Funds:
Interest bearing deposits:
NOW	$144,840	$78	0.21%	$129,487	$57	0.17%

Money market	37,881	39	0.41%	18,504	10	0.21%
Savings	137,455	72	0.21%	138,020	70	0.20%
Time	166,847	430	1.02%	120,397	311	1.02%
Total interest bearing deposits	487,023	619	0.50%	406,408	448	0.44%
Borrowed funds	111,493	508	1.81%	62,586	390	2.47%
Junior subordinated debentures	12,887	100	3.08%	12,887	55	1.69%
Total interest bearing liabilities	611,403	$1,227	0.80%	$481,881	$893	0.74%

Non-interest bearing liabilities:
Demand deposits	126,783			91,454
Other liabilities	4,843			3,934
Total non-interest bearing liabilities	131,626			95,388
Stockholders' equity	58,145			52,670
Total Liabilities and Stockholders' Equity	$801,174			$629,939

Net Interest Income and Margin(5)		6,453	3.34%		5,166	3.43%
Tax-equivalent basis adjustment		(105)			(116)
Net Interest Income		$6,348			$5,050

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

Net interest income on a fully tax equivalent basis increased $1.3 million, or 24.9%, to $6.5 million for the third quarter of 2016, as compared to $5.2 million for the same period in 2015. The increase in net interest income was largely due to a $167.9 million, or 28.1%, increase in average interest earning assets, principally loans receivable, which increased $165.2 million, or 33.9%. The improvement in net interest income was partly offset by a decline in the net interest margin of 9 basis points to 3.34% for the third quarter of 2016, as compared to the same period in 2015. The decline in the net interest margin was mostly attributed to a 15 basis point decrease in the average rate earned on loans, which is mostly due to loan growth and loan repricing in a low rate environment. Also included in the net interest margin decrease is a 6 basis point increase in the average rate on interest bearing deposits, which was primarily due to an increase in wholesale funding.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.6 million, or 26.8%, to $7.7 million for the quarter ended September 30, 2016, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $167.9 million for the quarter ended September 30, 2016, as compared to the same period in 2015.

Our total interest income earned on loans receivable increased $1.6 million, or 29.3%, to $7.0 million for the third quarter of 2016, as compared to the same period in 2015.  The increase was driven by an increase in average balance of loans receivable of $165.2 million, or 33.9%, for the three months ended September 30, 2016, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a 15 basis point decline in the average yield to 4.24% for the quarter ended September 30, 2016, as compared to the same period in 2015.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $34 thousand, to $702 thousand for the quarter ended September 30, 2016 from $668 thousand for the same period in 2015.  The increase in interest income earned on securities was partially due to a 14 basis point increase in the average yield to 2.69% for the quarter ended September 30, 2016, as compared to the same period in 2015.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $6 thousand for the third quarter of 2016, as compared to the same period in 2015.  The average balances in other interest-earning assets increased $3.2 million to $9.4 million in the third quarter of 2016 from $6.2 million during the third quarter a year earlier.  The increase in interest income was largely attributable to a 23 basis point increase in the average yield to 0.29% as compared to 0.06% in the same period in 2015.

Interest Expense – Our interest expense for the three months ended September 30, 2016 increased $334 thousand, or 37.4%, to $1.2 million from $893 thousand for the same period in 2015.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $129.5 million, or 26.9%, to $611.4 million for the third quarter of 2016 from $481.9 million for the same period in 2015.

Our interest expense on deposits increased $171 thousand, or 38.2%, for the quarter ended September 30, 2016, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $80.6 million during the third quarter of 2016, as compared to the same period in 2015.  The increase in interest expense was also attributable to a six basis point increase in the average rate on interest bearing deposits.

Our interest expense on borrowed funds increased $118 thousand, or 30.3%, for the quarter ended September 30, 2016, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing $48.9 million during the third quarter of 2016, as compared to the same period in 2015.

Our interest expense on junior subordinated debt increased $45 thousand, or 80.5%, for the quarter ended September 30, 2016, as compared to the same period last year. The increase was largely attributed to the Company entering into an interest rate swap agreement to pay a fixed rate of 3.10% and receive 3 Mo Libor + 1.44%.

Provision for Loan Losses – Provision for loan losses increased $457 thousand to $458 thousand for the third quarter of 2016, as compared to the same period last year.  The increase in the provision for loan losses for the quarter ended September 30, 2016 was mostly attributed to the Company's loan growth.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $119 thousand, or 7.2%, to $1.8 million for the third quarter of 2016, as compared to the same period last year. The increase was primarily due to higher insurance commissions and fees, which increased $135 thousand, or 14.1%, for the third quarter of 2016 as compared to the same period in 2015.

Non-Interest Expense – Our non-interest expenses increased $288 thousand, or 5.4%, to $5.7 million for the third quarter of 2016, as compared to the same period last year. The increase for the third quarter of 2016, as compared to the same period in 2015, was largely due to an increase in salaries and employee benefits of $324 thousand, data processing of $61 thousand and professional fees of $58 thousand. The aforementioned increases were partly offset by declines in expenses and write-downs related to foreclosed real estate and other expenses of $179 thousand and $127 thousand, respectively.
The increase in salaries and employee benefits for the third quarter of 2016 as compared to the same periods in 2015 was largely due to an increase in personnel to support our growth, including the opening of our Oradell, New Jersey branch in the first quarter of 2016, and higher incentive and commission costs related to the Bank’s and Tri-State’s performance. The increase in data processing was largely due to the costs associated with the outsourcing of core processing systems and higher costs related to the Company’s growth and introduction of new products and services during 2016.The increase in professional fees is mostly due increases in consulting fees and audit fees due to the continued growth of the Bank. The aforementioned increases were partly offset by the elimination of our in-house data operations center during the fourth quarter of 2015 and the closing of our Port Jervis, New York branch during the second quarter of 2016. The decrease in foreclosed real estate expenses is mostly due to the improvement in credit quality resulting in a reduction in write-downs related to foreclosed loans. The decrease in other expenses is due to a 2015 legal settlement of approximately $150 thousand.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $696 thousand for the three months ended September 30, 2016, compared to $390 thousand for the three months ended September 30, 2015.  Our effective tax rate was 34.6% and 29.1% for the quarters ended September 30, 2016 and 2015, respectively.  The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Overview – For the nine months ended September 30, 2016, the Company reported a 43.5% increase in net income to $4.0 million, or $0.87 per basic and $0.86 per diluted share as compared to net income of $2.8 million, or $0.61 per basic and diluted share, for the same period last year. The increase in net income for the nine months ended September 30, 2016 was largely due to increases in net interest income on a fully tax equivalent basis of $3.0 million, or 19.8%, and non-interest income of $1.1 million, or 21.1%, which were partially offset by an increase in non-interest expenses of $1.5 million, or 9.8%, and a $548 thousand increase in provision for loan losses. The increase in non-interest expense was largely due to increases in salaries and employee benefits, mostly due to an increase in personnel to support our growth and higher incentive and commission costs related to the Bank’s and Tri-State’s performance, and data processing costs largely resulting from outsourcing of core processing systems.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016			2015
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$30,402	$890	3.91%	$33,050	$990	4.00%
Taxable	70,195	1,116	2.12%	63,765	890	1.87%
Total securities	100,597	2,006	2.66%	96,815	1,880	2.60%
Total loans receivable (1) (4)	607,044	19,575	4.31%	478,151	15,837	4.43%
Other interest-earning assets	9,154	17	0.25%	7,396	8	0.14%
Total earning assets	716,795	$21,598	4.02%	$582,362	$17,725	4.07%

Non-interest earning assets	40,063			37,958
Allowance for loan losses	(5,894)			(5,719)
Total Assets	$750,964			$614,601

Sources of Funds:
Interest bearing deposits:
NOW	$142,911	$229	0.21%	$128,686	$162	0.17%

Money market	34,902	105	0.40%	16,332	23	0.19%
Savings	138,174	214	0.21%	139,828	212	0.20%
Time	157,235	1,282	1.09%	117,025	905	1.03%
Total interest bearing deposits	473,222	1,830	0.52%	401,871	1,302	0.43%
Borrowed funds	89,803	1,393	2.07%	61,179	1,150	2.51%
Junior subordinated debentures	12,887	266	2.76%	12,887	162	1.68%
Total interest bearing liabilities	575,912	$3,489	0.81%	$475,937	$2,614	0.73%

Non-interest bearing liabilities:
Demand deposits	113,504			82,391
Other liabilities	4,890			3,926
Total non-interest bearing liabilities	118,394			86,317
Stockholders' equity	56,658			52,347
Total Liabilities and Stockholders' Equity	$750,964			$614,601

Net Interest Income and Margin(5)		18,109	3.37%		15,111	3.47%
Tax-equivalent basis adjustment		(298)			(330)
Net Interest Income		$17,811			$14,781

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

Net Interest Income – Net interest income, on a fully tax equivalent basis, increased $3.0 million, or 19.8%, to $18.1 million for the first nine months of 2016 as compared to $15.1 million for the same period in 2015. The increase in net interest income was largely due to a $134.4 million, or 23.1%, increase in average interest earning assets, principally loans receivable and the securities portfolio, which increased $128.9 million, or 27.0% and $3.8 million, or 3.9%, respectively. The Company’s net interest margin was 3.37% and 3.47% for the first nine months of 2016 and 2015, respectively. The decline in net interest margin is due to loan growth and loan repricing in a low rate environment along with an increase in the average rate on interest bearing deposits, primarily due to an increase in wholesale funding.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $3.9 million, or 21.9%, to $21.6 million for the nine months ended September 30, 2016, as compared to the same period last year. The increase was due to higher average interest earning assets, which increased $134.4 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Our total interest income earned on loans receivable increased $3.7 million, or 23.6%, to $19.6 million for the first nine months of 2016, as compared to the same period in 2015. The increase was driven by an increase in average balance of loans receivable of $128.9 million, or 27.0%, for the nine months ended September 30, 2016, as compared to the same period last year. The increase in interest income earned on loans receivable was partially offset by a 12 basis point decline in the average yield to 4.31% for the nine months ended September 30, 2016, as compared to the same period in 2015.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $126 thousand to $2.0 million for the nine months ended September 30, 2016 from $1.9 million for the same period in 2015.  The increase is attributable to the growth in the average balance of securities of $3.8 million, or 3.9%, for the nine months ended September 30, 2016, as compared to the same period last year. This increase was also due in part to a six basis point increase in the average yield to 2.66% for the nine months ended September 30, 2016, as compared to the same period last year.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $9 thousand for the first nine months of 2016, as compared to the same period in 2015. The average balances in other interest-earning assets increased $1.8 million to $9.2 million in the first nine months of 2016 from $7.4 million during the first nine months a year earlier. The increase was partially attributable to a 11 basis point increase in the average yield to 0.25% for the nine months ended September 30, 2016, as compared to the same period in 2015.

Interest Expense – Our interest expense for the nine months ended September 30, 2016 increased $875 thousand, or 33.5%, to $3.5 million from $2.6 million for the same period in 2015. The increase was principally due to higher average balances in interest-bearing liabilities, which increased $100.0 million, or 21.0%, to $575.9 million for the first nine months of 2016 from $475.9 million for the same period in 2015.

Our interest expense on deposits increased $528 thousand, or 40.6%, for the nine months ended September 30, 2016, as compared to the same period last year. The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $71.4 million during the first nine months of 2016, as compared to the same period in 2015. The increase was also partially attributable to a 9 basis point increase in the average rate on deposits to 0.52% for the nine months ended September 30, 2016, as compared to the same period in 2015.

Our interest expense on borrowed funds increased $243 thousand, or 21.1%, for the nine months ended September 30, 2016, as compared to the same period last year. The increase was largely attributed to the average balance of borrowed funds increasing $28.6 million during the first nine months of 2016, as compared to the same period in 2015. The increase in interest expense on borrowed funds was partially offset by a 44 basis point decline in the average rate to 2.07% for the nine months ended September 30, 2016, as compared to the same period in 2015.

Our interest expense on junior subordinated debt increased $104 thousand, or 64.2%, for the nine months ended September 30, 2016, as compared to the same period last year. The increase was largely attributed to the Company entering into an interest rate swap agreement to pay a fixed rate of 3.10% and receive 3 Mo Libor + 1.44%.

Provision for Loan Losses – Provision for loan losses increased $548 thousand, or 108.3%, to $1.1 million for the first nine months of 2016, as compared to $506 thousand for the same period in 2015. The increase in the provision for loan losses for the nine months ended September 30, 2016 was largely attributed to the Company's loan growth. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – We reported an increase in non-interest income of $1.1 million, or 21.1%, to $6.1 million for the first nine months of 2016 as compared to the same period last year. The increase in non-interest income was largely due to increases in insurance commissions and fees of $1.0 million. The growth in Tri-State’s commissions and fees was largely due to an increase in commissions of $496 thousand, or 25.6%, and contingency fee income of $418 thousand, or 124.7%.
Non-Interest Expense – Our non-interest expenses increased $1.5 million, or 9.8%, to $16.9 million for the first nine months of 2016 as compared to the same period last year. The increase for the first nine months of 2016, as compared to the same period in 2015, was largely due to increases in salaries and employee benefits of $1.2 million, data processing of $375 thousand and furniture and equipment of $119 thousand. The aforementioned increases were partly offset by declines in expenses and write-downs related to foreclosed real estate and other expenses of $159 thousand and $127 thousand, respectively.
The increase in salaries and employee benefits for the first nine months of 2016 as compared to the same period 2015 in salaries and employee benefits was largely due to an increase in personnel to support our growth, including the opening of our Oradell, New Jersey branch, and higher incentive and commission costs related to the Bank’s and Tri-State’s performance as compared to the same periods last year. The aforementioned increases were partly offset by the closing of our Port Jervis New York branch. The increase in data processing was largely due to the costs associated with the outsourcing of core processing systems and higher costs related to the Company’s growth and introduction of new products and services during 2016.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $2.0 million for the nine months ended September 30, 2016, compared to $1.2 million for the nine months ended September 30, 2015. Our effective tax rate was 33.6% and 29.9% for the nine months ended September 30, 2016 and 2015, respectively. The increased effective tax rate was the result of a smaller percentage of our pre-tax income resulting from tax exempt sources.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 TO DECEMBER 31, 2015

Total Assets – At September 30, 2016, our total assets were $809.0 million, an increase of $124.5 million, or 18.2%, as compared to total assets of $684.5 million at December 31, 2015.  The increase in total assets was largely driven by growth in loans receivable of $119.8 million, or 22.1%.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $6.3 million to $12.4 million at September 30, 2016, or 1.5% of total assets, from $6.1 million, or 0.9%,  of total assets, at December 31, 2015.

Securities Portfolio – At September 30, 2016, the securities portfolio, which includes available for sale and held to maturity securities, was $98.3 million, compared to $100.6 million at December 31, 2015. Available for sale securities were $91.6 million at September 30, 2016, compared to $93.8 million at December 31, 2015. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $6.6 million at September 30, 2016 and $6.8 million at December 31, 2015.

Net unrealized gains in the available for sale securities portfolio were $1.8 million at September 30, 2016. Net unrealized gains in the available for sale securities portfolio were $144 thousand at December 31, 2015.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of September 30, 2016 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $5.6 million at September 30, 2016, as compared to $5.2 million at December 31, 2015,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at September 30, 2016 and December 31, 2015.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $119.8 million, or 22.1%, to $663.3 million at September 30, 2016, as compared to $543.4 million at December 31, 2015.  During the nine months ended September 30, 2016, the Company had $163.5 million in commercial loan production, which was partly offset by $8.6 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial and industrial loans	$34,152	$20,023
Construction	21,912	13,348
Commercial real estate	465,600	382,262
Residential real estate	141,466	127,204
Consumer and other	1,060	1,253
Total gross loans	$664,190	$544,090

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets improved to 1.13% at September 30, 2016 from 1.49% at December 31, 2015.  NPAs decreased $1.1 million, or 10.8%, to $9.1 million at September 30, 2016, as compared to $10.2 million at December 31, 2015.  Non-accrual loans decreased $729 thousand, or 13.7%, to $4.6 million at September 30, 2016, as compared to $5.3 million at December 31, 2015.  The top five non-accrual loan relationships total $3.0 million, which equates to 64.8% of total nonaccrual loans and 32.6% of total NPAs at September 30, 2016.  The remaining non-accrual loans at September 30, 2016 have an average loan balance of $85 thousand.  Loans past due 30 to 89 days increased $4.8 million to approximately $7.6 million at September 30, 2016, as compared to $2.8 million at December 31, 2015.  Included in the $4.8 million increase was $3.5 million in matured loans, of which $2.6 million were renewed in the fourth quarter of 2016.
We continue to actively market our foreclosed real estate properties, which decreased $349 thousand to $3.0 million at September 30, 2016, as compared to $3.4 million at December 31, 2015.  The decrease was primarily due to the sale of $893 thousand in foreclosed real estate properties, which was partially offset by the addition of $729 thousand in foreclosed real estate properties.  At September 30, 2016, the Company’s foreclosed real estate properties had an average carrying value of approximately $300 thousand per property.
The allowance for loan losses increased by $741 thousand, or 13.3%, to $6.3 million, or 0.95% of total loans, at September 30, 2016, compared to $5.6 million, or 1.03% of total loans, at December 31, 2015. The Company recorded $1.1 million in provision for loan losses for the nine months ended September 30, 2016. Additionally, the Company recorded net charge-offs of $313 thousand for the nine months ended September 30, 2016, as compared to $506 thousand in net charge-offs for the nine months ended September 30, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 138.1% at September 30, 2016 from 105.2% at December 31, 2015.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans	$4,583	$5,312
Non-accrual loans to total loans	0.69%	0.98%
Non-performing assets	$9,116	$10,219
Non-performing assets to total assets	1.13%	1.49%
Allowance for loan losses as a % of non-accrual loans	138.14%	105.23%
Allowance for loan losses to total loans	0.95%	1.03%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at September 30, 2016 were $5.9 million and at December 31, 2015 were $6.9 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $602 thousand on September 30, 2016 from $801 thousand at December 31, 2015.   These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2016 and December 31, 2015, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.3 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2016,  we had 14 loan relationships totaling $1.9 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2016, the total allowance for loan losses increased by $741 thousand, or 13.3%, to $6.3 million, or 0.95% of total loans as compared to $5.6 million, or 1.03% of total loans, at December 31, 2015. The Company recorded $1.1 million in provision for loan losses for the nine months ended September 30, 2016.  Additionally, the Company recorded net charge-offs of $313 thousand for the nine months ended September 30, 2016, as compared to $506 thousand in net charge-offs for the nine months ended September 30, 2015. The allowance for loan losses as a percentage of non-accrual loans increased to 138.1% at September 30, 2016 from 105.2% at December 31, 2015.  The provision also reflects the continued weakness in current real estate values in our market area and reduced cash flows to support the repayment of loans.

The table below presents information regarding our provision and allowance for loan losses for the nine months ended September 30, 2016 and 2015:
໿

(Dollars in thousands)	September 30, 2016	September 30, 2015
Balance, beginning of period	$5,590	$5,641
Provision	1,054	506
Charge-offs	(383)	(578)
Recoveries	70	72
Balance, end of period	$6,331	$5,641

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$209	5.1%	$85	3.7%
Construction	314	3.3%	220	2.5%
Commercial real estate	3,907	70.1%	3,646	70.2%
Residential real estate	842	21.3%	784	23.4%
Consumer and other loans	18	0.2%	87	0.2%
Unallocated	1,041	—%	768	—
Total	$6,331	100.0%	$5,590	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $12.7 million at September 30, 2016 and $12.5 million at December 31, 2015.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2016 and December 31, 2015, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  As of September 30, 2016 deposits in that branch were $10.5 million.  During the quarter ended March 31, 2016 we announced the closing of this branch, as a result we will monitor the outflow of these deposits and evaluate the related goodwill for impairment.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $107.1 million, or 20.7%, to $624.9 million at September 30, 2016, from $517.9 million at December 31, 2015.  The increase in deposits was due to increases in both interest bearing deposits of $67.1 million, or 15.6%, and non-interest bearing deposits of $40.0 million, or 45.9%, at September 30, 2016, as compared to December 31, 2015.  Included in the aforementioned deposit total is $46.9 million in deposit balances with a cost of 0.59% attributed to our newest branch in Oradell, New Jersey, which opened in the beginning of March 2016. Also, included is $69.0 million in deposit balances with a cost of 0.42% attributed to our branch in Astoria, New York, which opened in Mid-March of 2015.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB and an unsecured revolving line of credit (“LOC”) with Atlantic Community Bankers Bank (“ACBB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $102.5 million and $95.7 million in borrowings, at a weighted average interest rate of 1.84% at September 30, 2016 and 1.86% at December 31, 2015.  The long-term borrowings at September 30, 2016 consisted of $50.0 million of fixed rate advances, $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $11.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.   Additionally, the Company entered into a LOC with ACBB in the amount of $5 million with a maturity date of October 1, 2017, and a floating rate of prime plus 50 basis points and a fee of 25 basis points. The LOC funds were contributed to the Bank’s capital in the third quarter of 2016.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Junior Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2016,  was 2.29%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $58.6 million at September 30, 2016, an increase of $4.7 million when compared to December 31, 2015.  The increase was largely due to net income for the nine months ended September 30, 2016.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2016, total deposits amounted to $624.9 million, an increase of $107.1 million, or 20.7%, from December 31, 2015. At September 30, 2016 and December 31, 2015, borrowings from FHLB and ACBB and subordinated debentures totaled $120.4 million and $108.5 million, respectively, and represented 14.9% and 15.9% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at September 30, 2016, amounted to $663.3 million, an increase of $119.8 million, or 22.1%, compared to December 31, 2015.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2016, the total of such assets amounted to $12.4 million, or 1.5%, of total assets, compared to $6.1 million, or 0.9%, of total assets at December 31, 2015. Anothe

r significant liquidity source is our available for sale securities portfolio.  At September 30, 2016, available for sale securities amounted to $91.6 million, compared to $93.8 million at December 31, 2015.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $65.6 million through its membership in the FHLB and $10.0 million at ACBB at September 30, 2016. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At September 30, 2016, the Bank’s Tier I,  Tier II and Common Equity Tier I (“CET1”) capital ratios were 11.02%, 11.99% and 11.02%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of September 30, 2016, the Bank had a leverage ratio of 8.98%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of September 30, 2016, the Bank had a capital conservation buffer of 3.99%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At September 30, 2016, these unused commitments totaled $136.6 million and consisted of $61.1 million in commitments to grant commercial real estate, construction and land development loans, $25.6 million in home equity lines of credit, $49.0 million in other unused commitments and $998 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program(1)

July 1, 2016 through July 31, 2016	—	$—	—	182,946
August 1, 2016 through August 31, 2016	—	—	—	182,946
September 1, 2016 through September 30, 2016	—	—	—	182,946
Total	—	$—	—

(1) On February 26, 2016, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 184,000 shares.  The stock repurchase program expires on February 25, 2017, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended September 30, 2016.

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

Date: November 10, 2016		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
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