Form 10-K
period 2016-12-31
SUSSEX BANCORP
filed 2017-03-17
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $13.36 on June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $63,348,003.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 9, 2017 was 4,787,144.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS
We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	changes to interest rates, the ability to control costs and expenses;

•	our ability to integrate new technology into our operations;

•	general economic conditions;

•	the success of our efforts to diversify our revenue base by developing additional sources of non-interest income while continuing to manage our existing fee based business;

•	the impact on us of the changing statutory and regulatory requirements; and

•	the risks inherent in commencing operations in new markets.
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

General

Sussex Bancorp is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and was incorporated under the laws of the State of New Jersey in January 1996.  The Company is the parent company of Sussex Bank (the “Bank”).  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2016, the Company had consolidated total assets of $848.7 million, gross loans of $696.1 million, deposits of $660.9 million and stockholders’ equity of $60.1 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by the New Jersey Department of Banking and Insurance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Tri-State Insurance Agency, Inc. (“Tri-State”).  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  ClassicLake Enterprises, LLC and PPD Holding Company, LLC hold certain foreclosed properties. Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.

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

Market Area

Our service area primarily consists of Sussex, Morris and Bergen Counties in New Jersey and Queens Counties, New York; although we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our corporate office in Rockaway, New Jersey, our eleven branch offices located in Andover, Augusta, Franklin, Hackettstown, Montague, Newton, Oradell, Sparta, Vernon, and Wantage, New Jersey, and in Astoria, New York,  our regional office and corporate center in Wantage, New Jersey and our insurance agency offices in Augusta and Oradell, New Jersey.    On December 18, 2013 we permanently closed our Warwick, New York branch location and during the first and third quarters of 2014 we opened a corporate office and a regional office and corporate center in Rockaway and Wantage, New Jersey, respectively.  We opened a new branch location in Astoria, New York during the first quarter of 2015.  On March 5, 2016 we opened a new branch location which includes a regional lending office in Oradell, NJ in Bergen County.  On April 1, 2016 we permanently closed our regional lending and insurance agency offices in Rochelle Park, New Jersey, and transferred such lending and insurance activities to our Oradell branch. On April 29, 2016 we permanently closed our Port Jervis, New York branch location.  Our market area is among the most affluent in the nation.

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

Personnel

At December 31, 2016, we employed 131 full-time employees and 17 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Supervision and Regulation

The Company, the Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws.  The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, federal deposit insurance fund (the “DIF”) of the FDIC, and the U.S. banking system as a whole. This system is not designed to protect investors in bank holding companies such as the Company.

Set forth below is a summary of the significant laws and regulations applicable to the Company and its subsidiaries. The summary that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Statutes, regulations and policies are subject to ongoing review by Congress, state legislatures and federal and state agencies.  A change in any statute, regulation or policy applicable to the Company may have a material effect on the Company’s operations and financial performance. Financial reform legislation and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may have adverse implications on the financial industry, the competitive environment and our ability to conduct business.  As a result, we may incur additional expenses to comply with applicable laws and regulations, which may increase our costs of operations and adversely impact our earnings.

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

The Bank is organized as a state-chartered commercial bank pursuant to the banking laws and regulations of the Department.  The Bank is subject to the supervision of, and to regular examination by, the Department as its primary chartering authority, as well as by the FDIC as its primary federal regulator and deposit insurer.  Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”).  The Company, the Bank and certain of its nonbank subsidiaries must also comply with state consumer protection laws which are enforced by state attorneys generals.  The Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.  The non-bank subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB, the FDIC and the Department, respectively.  Insurance agencies are licensed by the State of New Jersey and are regulated by the Department under state law.

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

The BHC Act requires, among other things, prior FRB approval where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of any class of voting stock of any bank or its parent company (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. When reviewing acquisitions or mergers, the FRB also considers, among other factors: (i) capital adequacy; (ii) the financial and managerial resources and future prospects of the companies and the banks concerned; (iii) the convenience and needs of the community to be served; (iv) banks' record under the Community Reinvestment Act (“CRA”); and (v) the effectiveness of the companies and the banks in combatting money laundering.

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

Bank holding companies whose subsidiary banks meet certain capital, management and standards under the CRA, which elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking financial activities than is otherwise permissible for bank holding companies under the BHC Act.  These activities include, among others, certain insurance, securities and merchant banking activities.  As our business is currently limited to activities permissible for a bank holding company, we have not elected to become a financial holding company.

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
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  The Company expects to be fully compliant with the Volcker Rule by July 21, 2017.  Given the Company’s size and the scope of its activities, the Company does not believe the implementation of the Volcker Rule will have a significant effect on its financial statements.

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

The Company`s ability to pay dividends is subject to the regulatory authority of the FRB. The supervisory concern of the FRB focuses on a bank holding company`s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its insured depository institution subsidiaries. In addition, FRB policy discourages the payment of dividends by a bank holding company that is not supported by current operating earnings.

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

The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets. The Capital Rules apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more, and to certain bank holding companies with less than $1 billion in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  Under FRB reporting requirements, a bank holding company that reaches $1 billion or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The threshold for capital consolidation was raised from $500 million to $1 billion effective May 15, 2015, As a result, the Company is no longer required to report its consolidated capital.  The Bank, however, must continue to meet minimum capital requirements and otherwise comply with the Capital Rules.

The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Capital Rules revised the definitions and the components of regulatory capital and impacted the calculation of the numerator in banking institutions’ regulatory capital ratios.  The Capital Rules became effective for the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.  Under the Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Bank were permitted to make a one-time permanent election to continue to exclude these items in January 2015.   The Bank elected to make the one-time permanent election to exclude certain AOCI items for regulatory capital ratios. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Capital Rules prescribe a standardized approach for risk weightings, generally ranging from 0% for U.S. governmental and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

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

Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank's deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

The Bank`s deposit accounts are fully insured by the DIF of the FDIC up to the deposit insurance limits of $250,000 per depositor, per insured institution, in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank's capital level and supervisory rating (“CAMELS rating”).  The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings.  The base for deposit insurance assessments is consolidated average assets less average tangible equity.  Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.  In addition to deposit insurance assessments, the FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.  The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.

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

Reserve Requirements

FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York.  FRB regulations required for 2016 that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $15.2 million. Transaction accounts greater than $15.2 million up to and including $110.2 million have a reserve requirement of 3%.  A 10% reserve ratio will be assessed on transaction accounts in excess of $110.2 million. The FRB makes annual adjustments to the tiered reserves.  The Bank is in compliance with these reserve requirements.

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

Anti-Money-Laundering

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  The USA PATRIOT Act requires all financial institutions, including the Company and the Bank, to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences.  As of December 31, 2016, the Company and the Bank believe that they are in compliance with the BSA and the USA PATRIOT Act, and implementing regulations thereof.

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

Consumer Protection and CFPB Supervision

The Dodd-Frank Act centralized responsibility for federal consumer financial protection in the CFPB, which is an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer laws and regulations.  The Company and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. Among others, these laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act and established the CFPB. Neither the Dodd-Frank Act nor the individual consumer financial protection laws prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company`s business, financial condition or operations.

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

Financial Privacy Laws

Section V of the Gramm-Leach-Bliley Act and its implementing regulations require all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, limit the reuse of certain consumer information received from nonaffiliated financial institutions, and establish procedures and practices to protect customer data from unauthorized access.  In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including rules requiring financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft protection program, as well as rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.  The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards, privacy and data breach notice requirements, primarily those issued by the FDIC.

Employee Compensation

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions.

The Dodd-Frank Act also requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.

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

If the bank regulators impose limitations on our commercial real estate lending activities, our earnings could be adversely affected.

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 379% of Bank total risk-based capital at December 31, 2016.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank's primary federal regulator were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings would be adversely affected.

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

At December 31, 2016, our non-performing assets (“NPAs”) (which consist of non-accrual loans, loans 90 days or more delinquent, performing troubled debt restructurings and foreclosed real estate assets) totaled $9.3 million, which was a decrease of $872 thousand or 8.5% from December 31, 2015.  However, we can give no assurance that our NPAs will continue to decrease and we may experience increases in NPAs in the future.  Our NPAs adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in the other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of NPAs requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2016, our allowance for loan losses was $6.7 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

We believe that our continued growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  We have employment agreements and/or change in control agreements with our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Lending Officer, Chief Retail Officer, Bergen Team Leader and Chief Executive Officer of Tri-State, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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
We conduct our business through our corporate office in Rockaway, New Jersey, our regional office and corporate center in Wantage, New Jersey, our insurance agency offices in Augusta, New Jersey, and our eleven branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2016.  We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

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

(1).
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2016, we had approximately 544 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

2016	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$21.95	$16.33	$0.04
Third Quarter ended September 30	$16.95	$13.33	$0.04
Second Quarter ended June 30	$14.00	$12.20	$0.04
First Quarter ended March 31	$13.45	$11.43	$0.04

2015	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$13.79	$12.30	$0.04
Third Quarter ended September 30	$12.87	$11.90	$0.04
Second Quarter ended June 30	$12.80	$11.11	$0.04
First Quarter ended March 31	$11.30	$9.81	$0.04

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2016.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
SUMMARY OF INCOME:
Interest income	$29,160	$23,644	$21,300	$19,642	$19,967
Interest expense	4,762	3,568	3,294	3,201	3,800
Net interest income	24,398	20,076	18,006	16,441	16,167
Provision for loan losses	1,291	636	1,537	2,745	4,330
Net interest income after provision for loan losses	23,107	19,440	16,469	13,696	11,837
Other income	7,829	6,453	5,961	6,093	7,001
Other expenses	22,585	20,553	18,829	18,228	18,432
Income before income tax expense (benefit)	8,351	5,340	3,601	1,561	406
Income tax expense (benefit)	2,828	1,640	1,001	133	(329)
Net income	$5,523	$3,700	$2,600	$1,428	$735

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	4,619,124	4,559,316	4,541,305	3,781,562	3,261,809
Diluted	4,651,108	4,591,822	4,580,350	3,816,904	3,287,017

PER SHARE DATA:
Basic earnings per share	$1.20	$0.81	$0.57	$0.38	$0.23
Diluted earnings per share	1.19	0.81	0.57	0.37	0.22
Cash dividends (2)	0.16	0.16	0.09	—	—
BALANCE SHEET:
Loans, net	$688,561	$537,833	$466,332	$386,981	$342,760
Total assets	848,728	684,503	595,915	533,911	514,734
Total deposits	660,921	517,856	458,270	430,297	432,436
Total stockholders’ equity	60,072	53,941	51,229	46,425	40,372
Average assets	770,470	627,298	559,885	529,152	510,565
Average stockholders’ equity	57,518	52,715	49,494	42,382	40,720
PERFORMANCE RATIOS:
Return on average assets	0.72%	0.59%	0.46%	0.27%	0.14%
Return on average stockholders’ equity	9.60%	7.02%	5.25%	3.37%	1.81%
Average equity/average assets	7.47%	8.40%	8.84%	8.01%	7.98%
Net interest margin	3.37%	3.45%	3.49%	3.41%	3.52%
Efficiency ratio (3)	70.08%	77.47%	78.56%	80.89%	79.56%
Other income to net interest income plus other income	24.29%	24.32%	24.87%	27.04%	30.22%
Dividend payout ratio	13.45%	19.75%	15.79%	—	—
CAPITAL RATIOS: (4)
Tier I capital to average assets	10.41%	9.45%	10.19%	10.38%	9.27%
Tier I capital to total risk-weighted assets	12.87%	11.74%	12.79%	14.21%	12.88%
Total capital to total risk-weighted assets	13.86%	12.79%	14.02%	15.47%	14.13%
Common equity Tier 1 capital to total risk-weighted assets	12.87%	11.74%	N/A	N/A	N/A
ASSET QUALITY RATIOS:
Non-accrual loans to total loans	0.84%	0.98%	1.26%	3.03%	5.14%
Non-performing assets to total assets (5)	1.10%	1.49%	2.02%	3.10%	4.61%
Net loan charge-offs to average total loans	0.03%	0.14%	0.33%	0.65%	3.70%
Allowance for loan losses to total loans at period end	0.96%	1.03%	1.20%	1.38%	1.43%
Allowance for loan losses to non-performing loans (6)	95.93%	81.43%	74.23%	39.73%	26.93%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.

(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends, if any.

(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.

(4)	Bank capital ratios.

(5)	NPAs include non-accrual loans, loans past due 90 days and still accruing, troubled debt restructured loans still accruing and foreclosed real estate.

(6)	Non-performing loans include non-accrual loans, loans past due 90 days and still accruing and troubled debt restructured loans still accruing.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 75%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  Our net interest margin was negatively impacted during the year ended December 31, 2016 due to the continued low interest rate environment.  The impact resulted in interest earning asset yields decreasing and rates on interest bearing deposits increasing, which decreased our net interest margin by 8 basis points to 3.37% for the year ended 2016 compared to 3.45% for the year ended 2015.

For 2016, our net income increased to $5.5 million, or $1.20 per basic and $1.19 per diluted share, as compared to net income of $3.7 million, or $0.81 per basic and diluted share, for the same period last year.  The increase in net income for the year ended December 31, 2016 was largely due to an increase in net interest income of $4.3 million and higher non-interest income of $1.4 million, which were partially offset by increases in non-interest expenses of $2.0 million, income tax expense of $1.2 million and provision for loan loss of $655 thousand.

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

Total loans receivable, net of unearned income, increased $151.8 million, or 27.9%, to $695.3 million at December 31, 2014, from $543.4 million at year-end 2015.  This increase was primarily attributed to growth  in the commercial loan portfolio. Our total deposits increased $143.1 million, or 27.6%, to $660.9 million at December 31, 2016, from $517.9 million at December 31, 2015.  The increase in deposits was due to increases in both interest bearing deposits of $97.8 million, or 22.7%, and non-interest bearing deposits of $45.2 million, or 51.9%, for December 31, 2016, as compared to December 31, 2015.

We continued to make progress in 2016 towards reducing our problem assets, which was one of our primary goals.  For 2016, we had a 8.5% improvement in NPAs and our total problem assets, which consists of foreclosed real estate and criticized and classified loans, declined by 1.6% as compared to 2015.  In addition, the ratio of NPAs to total assets improved to 1.1% at December 31, 2016 from 1.5% at December 31, 2015.

At December 31, 2016, our total stockholders’ equity was $60.1 million, an increase of $6.1 million when compared to December 31, 2015.  The increase was largely due to net income for the year ended December 31, 2016.  At December 31, 2016, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.41%, 12.87%, 13.86% and 12.87%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

The following types of transactions require a real estate appraisal:

•	Non-residential transactions when the transaction value exceeds $250,000.

•	Loan transactions in which real estate is used as the primary security for the loan, regardless of the type of loan (commercial, installment or mortgage), including:

◦	New loans, loan modifications, loan extensions and renewals, provided that certain conditions are met.

◦	The purchase, sale, exchange or investment in real property or an interest in real property where the “transaction value” of the real property interest exceeds $250,000.

◦	The long-term lease of real estate, which is the economic equivalent of a purchase or sale where the “transaction value” of the real property interest exceeds $250,000.

◦
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

Derivatives. The Company utilizes derivative instruments in the form of interest rate swaps to hedge the variability in its cash flows due to interest rate risk. The variability in cash flows is managed as part of the Company’s asset/liability management process.  In accordance with accounting requirements, the Company formally designates all of its hedging relationships as cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values.  Should the cash flow hedge become ineffective, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings.  The effective portion of the change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction effects earnings.

Derivative effectiveness and ineffectiveness will be assessed and measured at the date of designation (inception), each reporting date, and whenever a designated hedge period is terminated to ensure that ongoing high effectiveness is expected by regression analysis of the periodic change in fair value of the hedging instrument and the periodic change in fair value of the hypothetical derivative.

The Company’s interest rate derivatives are comprised entirely of interest rate swaps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities. Changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

Income Taxes.  Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation and evaluation of the timing and recognition of resulting tax assets and liabilities.  Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred tax expense is the result of changes between deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation, securities available for sale and interest rate swaps. Significant estimation is required to determine if a valuation allowance for deferred tax assets is required.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Goodwill.    We have recorded goodwill of $2.8 million at December 31, 2016, primarily related to the acquisition of Tri-State in October of 2001. Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch. As of December 31, 2016 deposits originated in that branch were $10.1 million.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2016 and 2015.

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

Investment Securities Impairment Evaluation.    The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to AOCI, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2016 or December 31, 2015 were deemed to be impaired.

Fair Value Measurements. We use fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment, mortgage-backed securities available for sale, and interest rate swaps are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2016 AND 2015

General.  At December 31, 2016, we had total assets of $848.7 million compared to total assets of $684.5 million at December 31, 2015, an increase of $164.3 million, or 24.0%. Gross loans increased $151.8 million, or 27.9%, to $695.3 million at December 31, 2016, from $543.4 million at December 31, 2015.  Total deposits increased 27.6% to $660.9 million at December 31, 2016, from $517.9 million at December 31, 2015.
.

Cash and Cash Equivalents.    Our cash and cash equivalents increased $8.5 million, or 139.2%, at December 31, 2016 to $14.6 million from $6.1 million at December 31, 2015.

Securities Portfolio.  Our securities portfolio is designed to provide interest income, including tax-exempt income, provide a source of liquidity, diversify the earning assets portfolio, allow for management of interest rate risk, and provide collateral for public fund deposits and borrowings.  Securities are classified as either, available for sale or held to maturity.  The portfolio is composed primarily of obligations of U.S. government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and tax-exempt municipal bonds.

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt securities in an unrealized loss position have been evaluated as of December 31, 2016, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2016, 2015 and 2014.

	December 31,
(Dollars in thousands)	2016	2015	2014
U.S. government agencies	$13,087	$12,788	$7,858
State and political subdivisions	40,688	38,149	26,384
Mortgage-backed securities
U.S. government-sponsored enterprises	32,854	42,839	43,724
Corporate debt	1,982	—	—
Equity securities-financial services industries and other	—	—	10
Total available for sale	$88,611	$93,776	$77,976

Our securities available for sale, decreased by $5.2 million, or 5.5%, to $88.6 million at December 31, 2016 from $93.8 million at December 31, 2015.  During 2016, we  purchased $42.9 million in new securities, $36.0 million in securities were sold and $9.2 million in securities matured, were called or were repaid.  At December 31, 2016, there was an unrealized loss of $1.2 million in securities available for sale as compared to an unrealized gain of $144 thousand at December 31, 2015. The decline in market value is mainly attributable to an increase in market rates. During 2016 there was a net realized gain of $436 thousand on the sale of available for sale securities as compared to $271 thousand in 2015.

We had $11.6 million of our security portfolio classified as held to maturity at December 31, 2016, an increase of $4.8 million from December 31, 2015.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2016, 2015 and 2014.

(Dollars in thousands)	2016	2015	2014
State and political subdivisions	$11,618	$6,834	$6,006
Total held to maturity securities	$11,618	$6,834	$6,006

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2016.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2016, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,115	1.71%
State and political subdivisions	—	—%	199	4.70%	3,567	3.06%	37,489	2.83%
Mortgage-backed securities -
U.S. government-sponsored enterprises	—	—%	—	—%	4,689	1.90%	28,794	1.56%
Corporate debt	—	—%	—	—%	2,000	5.13%	—	—%
Total Available for Sale	$—	—%	$199	4.70%	$10,256	2.93%	$79,398	2.18%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2016, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$8,764	1.19%	$—	—%	$1,813	3.06%	$1,041	4.53%
Total held to maturity	$8,764	1.19%	$—	—%	$1,813	3.06%	$1,041	4.53%

We held $5.1 million in Federal Home Loan Bank of New York (“FHLBNY”)  stock at December 31, 2016 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2016, increased $151.8 million, or 27.9%, to $695.3 million from $543.4 million at December 31, 2015.  Loan growth for 2016 occurred primarily in commercial real estate loans (an increase of $97.0 million, or 25.4%) and residential real estate loans (an increase of $23.0 million, or 18.1%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2012 through 2016:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$40,280	$20,023	$20,549	$15,205	$16,158
Construction	25,360	13,348	12,379	7,307	7,004
Commercial real estate	479,227	382,262	326,370	260,664	225,345
Residential real estate	150,237	127,204	111,498	107,992	98,301
Consumer and other loans	1,038	1,253	1,665	1,617	1,255
Total gross loans	$696,142	$544,090	$472,461	$392,785	$348,063

The increase in loans was primarily funded during 2016 by an increase in our deposits.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2016, are presented in the following table.

	December 31, 2016
(Dollars in thousands)	Due Under 1 Year	Due 1-5 Years	Due Over 5 Years
Commercial and industrial	$14,693	$13,343	$12,244
Construction	20,374	3,486	1,500
Commercial real estate	34,098	21,742	423,387
Residential real estate	2,655	4,614	142,968
Consumer and other	282	234	522
Total loans	$72,102	$43,419	$580,621
Interest rates:
Fixed or predetermined	$55,832	$32,898	$145,234
Floating or adjustable	16,270	10,521	435,387
Total loans	$72,102	$43,419	$580,621

Loan and Asset Quality.    NPAs consist of non-accrual loans, loans over 90 days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total NPAs decreased by $872 thousand, or 8.5%, to $9.3 million at year-end 2016 from $10.2 million at year-end 2015. The ratio of NPAs to total assets for December 31, 2016 and December 31, 2015 were 1.1% and 1.5%, respectively.

Our non-accrual loan balance increased $521 thousand, or 9.8%, to $5.8 million at December 31, 2016, from $5.3 million at December 31, 2015.  Troubled debt restructured loans still accruing decreased $874 thousand, or 56.3%, to $679 thousand at December 31, 2016, from $1.6 million at December 31, 2015.  Foreclosed assets decreased $987 thousand to $2.4 million at December 31, 2016, from $3.4 million at December 31, 2015.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.
The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2012 through 2016.

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial and industrial	$33	$20	$94	$—	$27
Construction	—	—	—	—	2,462
Commercial real estate	4,048	4,016	3,936	9,700	12,062
Residential real estate	1,752	1,138	1,893	2,192	3,315
Consumer and other	—	138	1	—	1
Total nonaccrual loans	5,833	5,312	5,924	11,892	17,867
Loans past due 90 days and still accruing	468	—	85	123	208
Troubled debt restructured loans still accruing	679	1,553	1,590	1,628	608
Total non-performing loans	6,980	6,865	7,599	13,643	18,683
Foreclosed real estate	2,367	3,354	4,449	2,926	5,066
Total non-performing assets	$9,347	$10,219	$12,048	$16,569	$23,749
Non-accrual loans to total loans	0.84%	0.98%	1.26%	3.03%	5.14%
Non-performing assets to total assets	1.10%	1.49%	2.02%	3.10%	4.61%
Interest income received on nonaccrual loans	$165	$138	$138	$122	$301
Interest income that would have been recorded under the original terms of the loans	$213	$264	$301	$774	$996

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2016,  we had  three loans totaling $1.3 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At December 31, 2016, the allowance for loan losses was $6.7 million,  an increase of $1.1 million, or 19.8%, from $5.6 million at December 31, 2015.  The provision for loan losses was  $1.3 million and there were $518 thousand in charge-offs and $333 thousand in recoveries during 2016.  The allowance for loan losses as a percentage of total loans was 0.96% at December 31, 2016 compared to 1.03% at December 31, 2015.    The decrease in allowance for loan losses as percentage of total loans is mostly due to an increase in total loans of $151.8 million at December 31, 2016 as compared to December 31, 2015.
The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$5,590	$5,641	$5,421	$4,976	$7,210
Provision charged to operating expenses	1,291	636	1,537	2,745	4,330
Recoveries of loans previously charged-off:
Commercial and industrial	268	17	17	122	2
Commercial real estate	37	41	39	450	78
Residential real estate	21	17	4	112	—
Consumer and other	7	7	10	12	27
Total recoveries	333	82	70	696	107
Loans charged-off:
Commercial and industrial	227	19	1	55	169
Construction	—	—	—	350	1,538
Commercial real estate	187	560	1,168	2,317	3,904
Residential real estate	67	165	181	246	998
Consumer and other	37	25	37	28	62
Total charge-offs	518	769	1,387	2,996	6,671
Net charge-offs	185	687	1,317	2,300	6,564
Balance at end of year	$6,696	$5,590	$5,641	$5,421	$4,976
Net charge-offs to average loans outstanding	0.03%	0.14%	0.33%	0.62%	3.70%
Allowance for loan losses total loans at year-end	0.96%	1.03%	1.20%	1.38%	1.43%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
Commercial and industrial	$110	5.8%	$85	3.7%	$231	4.3%
Construction	359	3.6%	220	2.5%	383	2.6%
Commercial real estate	3,932	68.9%	3,646	70.2%	3,491	69.1%
Residential real estate	899	21.6%	784	23.4%	903	23.6%
Consumer and other loans	19	0.1%	87	0.2%	19	0.4%
Unallocated	1,377	—	768	—	614	—
Total	$6,696	100.0%	$5,590	100.0%	$5,641	100.0%

	Allowance for Loans Losses at December 31,
	2013		2012
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
Commercial and industrial	$222	3.9%	$271	4.6%
Construction	308	1.8%	223	2.0%
Commercial real estate	3,399	66.4%	3,395	64.7%
Residential real estate	941	27.5%	869	28.3%
Consumer and other loans	16	0.4%	38	0.4%
Unallocated	535	—	180	—
Total	$5,421	100.0%	$4,976	100.0%

Premises and Equipment.    Net premises and equipment decreased by $151 thousand, or 1.7%, from $8.9 million at December 31, 2015 to $8.7 million at December 31, 2016.

Bank-owned Life Insurance.    Our BOLI carrying value increased  to $16.5 million at December 31, 2016 from $12.5 million at December 31, 2015.  The increase was principally the result of the addition of a $3.7 million policy during the fourth quarter of 2016. Additionally there was $308 thousand in net earnings on BOLI policies in 2016.

Deposits.    Total deposits increased $143.1 million, or 27.6%, to $660.9 million at December 31, 2016, from $517.9 million at December 31, 2015.  The increase in deposits was due to increases in interest bearing demand deposits of $52.8 million, or 18.0%, non-interest bearing transaction deposits of $45.2 million, or 51.9%, and time deposits of $45.0 million, or 32.9%, for December 31, 2016, as compared to December 31, 2015.  Our funding mix continued to improve as non-interest deposits increased.

Total average deposits increased $108.9 million from $492.2 million for the year ended December 31, 2015 to $601.2 million for the year ended December 31, 2016,  a 22.1% increase.  Average NOW accounts increased $15.1 million, or 11.6%, from $130.6 million for 2015 to $145.7 million for 2016.  Average demand accounts increased $31.9 million, or 37.1% from $86.0 million for 2015 to $117.9 million for 2016.  Average time deposits increased $43.6 million, or 36.6%, from $119.3 million for 2015 to $162.9 million for 2016.  Average money market balances increased $19.8 million, or 114.3%, from $17.3 million for 2015 to $37.0 million for 2016.  Average savings accounts decreased $1.4 million or 1.0%, from $139.1 million for 2015 to $137.7 million for 2016.  Increases to average NOW accounts, demand, time deposits and money market balances were partly offset by the aforementioned decreases in other savings accounts.

The average balances and weighted average rates paid on deposits for 2016,  2015 and 2014 are presented below.

	Year Ended December 31,
	2016 Average		2015 Average		2014 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$117,927	—%	$86,016	—%	$65,720	—%
NOW	145,659	0.21%	130,569	0.17%	118,913	0.15%
Money market	37,046	0.40%	17,287	0.20%	11,901	0.14%
Savings	137,696	0.21%	139,120	0.20%	143,965	0.21%
Time	162,864	1.05%	119,256	1.03%	105,748	1.09%
Total deposits	$601,192	0.41%	$492,248	0.36%	$446,247	0.37%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2016 is presented in the following table.

(Dollars in thousands)
3 months or less	$60,155
3 to 6 months	12,614
6 to 12 months	21,235
Over 12 months	13,742
Total	$107,746

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2016, we had $61.0 million in long-term FHLB advances outstanding at a weighted average interest rate of 2.45%. Additionally, we had a $5.0 million line of credit at Atlantic Community Bankers' Bank at a rate of floating prime plus 50 basis points. At December 31, 2016, the line of credit was fully drawn upon. The increase in borrowings for 2016, as compared to 2015, was necessary to fund loan growth.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Average daily amount of short-term borrowings outstanding during the period	$27,304	$8,778	$2,657
Weighted average interest rate on average daily short-term borrowings	0.63%	0.43%	0.34%
Maximum short-term borrowings outstanding at any month-end	$62,535	$34,650	$23,500
Short-term borrowings outstanding at period end	$29,805	$34,650	$23,500
Weighted average interest rate on short-term borrowings at period end	0.79%	0.52%	0.39%

Subordinated Debentures.    On June 28, 2007, we raised $12.9 million in capital through the issuance of subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2016 was 2.40%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve Board allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

During the quarter ended December 31, 2016, the Company completed a private placement of $15 million in fixed-to-floating rate subordinated notes to an institutional investor. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the subordinated notes where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. The Company utilizes the interest rate swap to hedge the risk of variability in its future cash flows attributable to changes in the three-month LIBOR rate.

Equity.  Stockholders’ equity inclusive of AOCI, net of income taxes, was $60.1 million at December 31, 2016, an increase of $6.1 million, from the $53.9 million at year-end 2015. The increase in stockholders’ equity was mostly due to $5.5 million in net income in 2016, which was offset by $752 thousand in dividends declared during 2016 as compared to 2015.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2016 AND 2015

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

For the year ended December 31, 2016, the Company reported net income of $5.5 million, or $1.20 per basic and $1.19 per diluted share, as compared to net income of $3.7 million, or $0.81 per basic and diluted share, for the same period last year.  The increase in net income for the year ended December 31, 2016 was primarily attributed to an increase in net interest income of $4.3 million, mostly driven by a 27.9% increase in loans, which was partially offset by increases in certain non-interest expenses.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2016, 2015 and 2014.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Year Ended December 31,
(Dollars in thousands)	2016			2015			2014
	Average		Average	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$32,359	$1,247	3.85%	$33,688	$1,348	4.00%	$31,079	$1,362	4.38%
Taxable	69,225	1,443	2.08%	65,402	1,239	1.89%	59,774	854	1.43%
Total securities	101,584	2,690	2.65%	99,090	2,587	2.61%	90,853	2,216	2.44%
Total loans receivable (1) (4)	625,399	26,862	4.30%	488,963	21,497	4.40%	429,320	19,512	4.54%
Other interest-earning assets	9,440	23	0.24%	7,109	9	0.13%	8,519	11	0.13%
Total earning assets	736,423	29,575	4.02%	595,162	24,093	4.05%	528,692	21,739	4.11%
Non-interest earning assets	40,106			37,834			36,881
Allowance for loan losses	(6,059)			(5,698)			(5,688)
Total Assets	$770,470			$627,298			$559,885
Sources of Funds:
Interest bearing deposits:
NOW	$145,659	$313	0.21%	$130,569	$227	0.17%	$118,913	$184	0.15%
Money market	37,046	148	0.40%	17,287	35	0.20%	11,901	17	0.14%
Savings	137,696	286	0.21%	139,120	282	0.20%	143,965	296	0.21%
Time	162,864	1,702	1.05%	119,256	1,228	1.03%	105,748	1,151	1.09%
Total interest bearing deposits	483,265	2,449	0.51%	406,232	1,772	0.44%	380,527	1,648	0.43%
Borrowed funds	93,974	1,922	2.05%	65,600	1,576	2.40%	48,246	1,434	2.97%
Subordinated debentures	13,256	391	2.95%	12,887	220	1.71%	12,887	212	1.65%
Total interest bearing liabilities	590,495	4,762	0.81%	484,719	3,568	0.74%	441,660	3,294	0.75%
Non-interest bearing liabilities:
Demand deposits	117,927			86,016			65,720
Other liabilities	4,530			3,848			3,011
Total non-interest bearing liabilities	122,457			89,864			68,731
Stockholders' equity	57,518			52,715			49,494
Total Liabilities and Stockholders' Equity	$770,470			$627,298			$559,885
Net Interest Income and Margin (5)		24,813	3.37%		20,525	3.45%		18,445	3.49%
Tax-equivalent basis adjustment		(415)			(449)			(439)
Net Interest Income		$24,398			$20,076			$18,006

(1)	Includes loan fee income

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

(4)	Loans outstanding include non-accrual loans

(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net interest income on a fully tax equivalent basis increased $4.3 million, or 20.9%, to $24.8 million for the year ended December 31, 2016  as compared to $20.5 million for same period in 2015.  The increase in net interest income was largely due to an increase in average interest earning assets of $141.3 million or 23.7%, partly offset by the net interest margin decreasing 8 basis points to 3.37% for the year ended December 31, 2016 compared to the same period last year.  The increase in average interest earning assets was driven by growth in average total loans receivable of $136.4 million.  The decrease in the net interest margin was mostly attributed to a 10 basis point decrease in the average rate earned on loans, and a 7 basis point increase in the average rate paid on interest bearing liabilities compared to 2015.

Interest Income.    Total interest income, on a fully taxable equivalent basis, increased $5.5 million, or 22.8%, to $29.6 million for the year ended December 31, 2016 as compared to $24.1 million for the same period in 2015.  The increase in interest income was largely due to a $141.3 million, or 23.7%, increase in average interest earning assets, principally loans receivable, which increased $136.4 million, or 27.9%. The increase in interest income was partly offset by a decline in average rate of 3 basis points to 4.02% for the year ended December 31, 2016 as compared to the same period in 2015. The decline in average rate was mostly attributed to a 10 basis point decrease in the average rate earned on loans
Interest income from securities, on a fully taxable equivalent basis, increased $103 thousand, or 4.0%, for the year ended December 31, 2016 compared to the same period in 2015.    The increase was due to an increase in the average balance of the securities portfolio of $2.5 million, or 2.5%, to $101.6 million for the year ended December 31, 2016 as compared to the same period in 2015.  The increase in the average balance of the securities portfolio was complimented by an increase in the average rate of 4 basis points to 2.65% for 2016 from 2.61% for 2015.
Interest income from the loan portfolio increased by $5.4 million,  or 25.0%, to $26.9 million for 2015 from $21.5 million for 2015.  The improvement was due to an increase in the average balance on loans, which increased $136.4 million, or 27.9%, for the year ended December 31, 2016 as compared to the same period in 2015.  The increase in the average balance on loans was partially offset by a decrease of 10 basis points in the average rate on the loan portfolio for the year ended December 31, 2016 as compared to the same period in 2015.
Interest Expense.    Total interest expense increased $1.2 million, or 33.5%, to $4.8 million for the year ended December 31, 2016 from $3.6 million for the same period in 2015.  The increase was principally due to growth in the average balance of interest-bearing deposits of $77.0 million and average balance of borrowings of $28.4 million in 2016 compared to 2015.  The increase in the average balance of borrowings was partially offset by a decrease in rates paid on borrowings of 35 basis points for 2016 compared to 2015.
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

	December 31, 2016 v. 2015			December 31, 2015 v. 2014
	Increase (decrease) Due to changes in:			Increase (decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$(52)	$(49)	$(101)	$109	$(123)	$(14)
Taxable	75	129	204	86	299	385
Total securities	23	80	103	195	176	371
Total loans receivable (2)	5,871	(506)	5,365	2,639	(654)	1,985
Other interest-earning assets	4	10	14	(2)	—	(2)
Total net change in income on interest-earning assets	5,898	(416)	5,482	2,832	(478)	2,354
Interest bearing deposits:
NOW	28	58	86	19	24	43
Money market	61	52	113	10	8	18
Savings	(3)	7	4	(10)	(4)	(14)
Time	456	18	474	141	(64)	77
Total interest bearing deposits	542	135	677	160	(36)	124
Borrowed funds	606	(260)	346	451	(309)	142
Subordinated debentures	6	165	171	—	8	8
Total net change in expense on interest-bearing liabilities	1,154	40	1,194	611	(337)	274
Change in net interest income	$4,744	$(456)	$4,288	$2,221	$(141)	$2,080

(1)	Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

(2)	Includes loan fee income

Provision for Loan Losses.    Provision for loan losses increased $655 thousand to $1.3 million for the year ended December 31, 2016, as compared to $636 thousand for the same period in 2015.  The increase in the provision for loan losses for the year-ended December 31, 2016 was largely attributed to an increase in loan growth.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2016 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans increased $521 thousand, or 9.8%, to $5.8 million at December 31, 2016 from $5.3 million at December 31, 2015.  We believe these loans are adequately provided for in our loan loss allowance or are sufficiently collateralized at December 31, 2016.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 6 to our consolidated financial statements herein for further discussion.

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

Non-interest income increased $1.4 million, or 21.3%, to $7.8 million for the year ended December 31, 2016 as compared to the same period last year.  The increase in non-interest income was largely due to increases in insurance commissions and fees, mostly due to the underwriting of new insurance policies, contingent fee income and the retention of existing policies, and gain on sale of securities of $1.1 million, or 30.1%, and $173 thousand, or 63.8%, respectively, along with a decrease of $111 thousand in losses from disposals of premises and equipment for the year ended December 31, 2016, as compared to the same period in 2015.

Non-Interest Expense.  Total non-interest expense increased $2.0 million, or 9.9%, to $22.6 million for the year ended December 31, 2016 as compared to the same period last year.  The increase for the year ended December 31, 2016, as compared to the same period in 2015, was largely due to increases in salaries and employee benefits of $1.6 million, data processing of $455 thousand, professional fees of $134 thousand, furniture and equipment of $128 thousand, and occupancy,net of $108 thousand, which were partially offset by decreases in other expenses of $177 thousand, director fees of $94 thousand, and expenses and write-downs related to foreclosed real estate of $77 thousand. The increases for the twelve months ended December 31, 2016 as compared to 2015 in salaries and employee benefits expense were due in part to an increase in personnel to support our growth initiative in new markets, including the opening of our Oradell branch in the first quarter of 2016 and additional staffing for business development.  The increases for the twelve months ended December 31, 2016 as compared to 2015 in various categories, including occupancy, furniture and equipment, and data processing were mostly related to the opening of our Oradell branch and costs associated with outsourcing our core application system. The decrease in other expenses is due to a 2015 legal settlement of approximately $150 thousand.

Income Taxes.  The provision for income taxes was $2.8 million and $1.6 million for 2016 and 2015, respectively. Our effective tax rate was 33.9% and 30.7% for 2016 and 2015, respectively.  The increase in income tax expense for the year ended December 31, 2016 was primarily attributable to growth in pre-tax income from taxable sources.    See Notes 1 and 16 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2016, total deposits amounted to $660.9 million, an increase of $143.1 million, or 27.6%, over the prior comparable year.  At December 31, 2016, borrowings from the FHLBNY and ACBB and subordinated debentures totaled $123.6 million and represented 14.6% of total assets as compared to $108.5 million and 15.9% of total assets, at December 31, 2015.

Loan production continued to be our principal investing activity. Net loans at December 31, 2016 amounted to $688.6 million, an increase of $150.7 million, or 28.0%, compared to the same period in 2015.

Our most liquid assets are cash and cash equivalents.  At December 31, 2016, the total of such assets amounted to $14.6 million, or 1.7%, of total assets, compared to $6.1 million, or 0.9%, of total assets at year-end 2015.  Another significant liquidity source is our available for sale securities.  At December 31, 2016, available for sale securities amounted to $88.6 million compared to $93.8 million at year-end 2015.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Board discount window.  The Bank also has the capacity to borrow an additional $63.3 million through its membership in the FHLBNY and $10.0 million line of credit at Atlantic Central Bankers Bank at December 31, 2016.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 6.63% and Total risk based capital as of risk-adjusted assets of 8.63% at a minimum, both including the capital conservation buffer.  At December 31, 2016, the Bank’s Tier I and Total risk based capital ratios were 12.87% and 13.86%, respectively.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2016, the Bank had a leverage ratio of 10.41%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2016 totaled $141.3 million, which consisted of $70.5 million in commitments to grant commercial and residential loans, $69.8 million in unfunded commitments under lines of credit and $998 thousand in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2016. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

The following table sets forth our interest rate risk profile at December 31, 2016 and 2015. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)	Estimated NPV(1)	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	Estimated Increase (Decrease)
Change in Interest Rates (basis points)		Amount	Percent		Amount	Percent
December 31, 2016
+200bp	$84,321	$(20,019)	(19.2)%	$24,274	$(1,827)	(7.0)%
0bp	$104,340	—	—	$26,101	—	—
-100bp	$83,419	$(20,921)	(20.1)%	$24,880	$(1,221)	(4.7)%
December 31, 2015
+200bp	$58,290	$(22,582)	(27.9)%	$19,932	$(1,534)	(7.1)%
0bp	$80,872	—	—	$21,466	—	—
-100bp	$72,312	$(8,560)	(10.6)%	$20,805	$(661)	(3.1)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

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

Management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, management used criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2016, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.  Currently, our independent public accounting firm is not required to audit our internal control over financial reporting and therefore do not offer an opinion on its effectiveness.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1- Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance - Committees of the Board of Directors – Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the following captions is incorporated herein by reference: “Executive Compensation” and “Director Compensation.”

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSSEX BANCORP

/s/ Anthony Labozzetta
Anthony Labozzetta
President and Chief Executive Officer
Dated: March 17, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2017.

Name	Title
/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta

/s/ Steven M. Fusco	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)
Steven M. Fusco

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Timothy Marvil	Director
Timothy Marvil

/s/ Michael McBride	Director
Michael McBride

/s/ Robert McNerney	Director
Robert McNerney

BDO

Tel: 732-750-0900
Fax: 732-750-1222
www.bdo.com

90 Woodbridge Center Dr., 4th Floor
Woodbridge, NJ 07095

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sussex Bancorp
Rockaway, New Jersey

We have audited the accompanying consolidated balance sheets of Sussex Bancorp (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sussex Bancorp at December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Woodbridge, New Jersey
March 17, 2017

ll me

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$2,847	$2,914
Interest-bearing deposits with other banks	11,791	3,206
Cash and cash equivalents	14,638	6,120
Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	88,611	93,776
Securities held to maturity, at amortized cost (fair value of $11,739 and $7,008 at December 31, 2016 and December 31, 2015, respectively)	11,618	6,834
Federal Home Loan Bank Stock, at cost	5,106	5,165
Loans receivable, net of unearned income	695,257	543,423
Less: allowance for loan losses	6,696	5,590
Net loans receivable	688,561	537,833
Foreclosed real estate	2,367	3,354
Premises and equipment, net	8,728	8,879
Accrued interest receivable	2,058	1,764
Goodwill	2,820	2,820
Bank-owned life insurance	16,532	12,524
Other assets	7,589	5,334
Total Assets	$848,728	$684,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$132,434	$87,209
Interest bearing	528,487	430,647
Total deposits	660,921	517,856
Short-term borrowings	29,805	34,650
Long-term borrowings	66,000	61,000
Accrued interest payable and other liabilities	4,090	4,169
Subordinated debentures	27,840	12,887
Total Liabilities	788,656	630,562
Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 4,741,068 and 4,705,480 shares issued and 4,741,068 and 4,646,238 shares outstanding at December 31, 2016 and December 31, 2015, respectively	36,538	35,927
Treasury stock, at cost; 59,242 shares at December 31, 2015	—	(592)
Deferred Compensation obligation under Rabbi Trust	(1,383)	—
Retained earnings	23,291	18,520
Accumulated other comprehensive income	243	86
Stock held by Rabbi Trust	1,383	—
Total Stockholders' Equity	60,072	53,941
Total Liabilities and Stockholders' Equity	$848,728	$684,503
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands except per share data)	2016	2015
INTEREST INCOME
Loans receivable, including fees	$26,862	$21,497
Securities:
Taxable	1,443	1,239
Tax-exempt	832	899
Interest bearing deposits	23	9
Total Interest Income	29,160	23,644
INTEREST EXPENSE
Deposits	2,449	1,772
Borrowings	1,922	1,576
Subordinated debentures	391	220
Total Interest Expense	4,762	3,568
Net Interest Income	24,398	20,076
PROVISION FOR LOAN LOSSES	1,291	636
Net Interest Income after Provision for Loan Losses	23,107	19,440
OTHER INCOME
Service fees on deposit accounts	975	906
ATM and debit card fees	767	776
Bank-owned life insurance	308	313
Insurance commissions and fees	4,796	3,686
Investment brokerage fees	75	130
Net gain on sales of securities	444	271
Net loss on sale and disposal of premises and equipment	(19)	(130)
Other	483	501
Total Other Income	7,829	6,453
OTHER EXPENSES
Salaries and employee benefits	13,078	11,506
Occupancy, net	1,859	1,751
Data processing	2,108	1,653
Furniture and equipment	993	865
Advertising and promotion	311	326
Professional fees	788	654
Director fees	450	544
FDIC assessment	508	446
Insurance	280	271
Stationary and supplies	191	197
Loan collection costs	140	207
Net expenses and write-downs related to foreclosed real estate	458	535
Other	1,421	1,598
Total Other Expenses	22,585	20,553
Income before Income Taxes	8,351	5,340
EXPENSE FOR INCOME TAXES	2,828	1,640
Net Income	5,523	3,700
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized losses (gains) on available for sale securities arising during the period	(950)	134
Fair value adjustments on derivatives	1,647	—
Reclassification adjustment for net gain on securities transactions included in net income	(436)	(271)
Income tax related to items of other comprehensive income	(104)	54
Other comprehensive income (loss), net of income taxes	157	(83)
Comprehensive income	$5,680	$3,617
EARNINGS PER SHARE
Basic	$1.20	$0.81
Diluted	$1.19	$0.81
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016 and 2015
(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2014	4,662,606	$35,553	$—	$15,566	$169	$—	$(59)	$51,229
Net income	—	—	—	3,700	—	—	—	3,700
Other comprehensive loss	—	—	—	—	(83)	—	—	(83)
Treasury shares purchased	(48,059)	—	—	—	—	—	(533)	(533)
Restricted stock granted	32,692	—	—	—	—	—	—	—
Restricted stock forfeited	(1,001)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	374	—	—	—	—	—	374
Dividends declared on common stock ($0.16 per share)	—	—	—	(746)	—	—	—	(746)
Balance December 31, 2015	4,646,238	35,927	—	18,520	86	—	(592)	53,941
Net income	—	—	—	5,523	—	—	—	5,523
Other comprehensive income	—	—	—	—	157	—	—	157
Treasury shares purchased	(2,127)	—	—	—	—	—	(26)	(26)
Funding of Supplemental Director Retirement Plan	—	—	1,383	—	—	(1,383)	—	—
Stock issued to fund Rabbi Trust	60,920	198	—	—	—	—	616	814
Options exercised	449	2	—	—	—	—	2	4
Common stock issued	—	—	—	—	—	—	—	—
Restricted stock granted	42,167	—	—	—	—	—	—	—
Restricted stock forfeited	(6,579)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	411		—	—	—	—	411
Dividends declared on common stock ($0.16 per share)	—	—	—	(752)	—	—	—	(752)
Balance December 31, 2016	4,741,068	$36,538	$1,383	$23,291	$243	$(1,383)	$—	$60,072
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$5,523	$3,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,291	636
Depreciation and amortization	1,115	998
Net amortization of securities premiums and discounts	1,546	1,787
Net realized gain on sale of securities	(444)	(271)
Net realized loss on sale and disposal of premises and equipment	19	130
Net realized loss (gain) on sale of foreclosed real estate	7	(38)
Write-downs of and provisions for foreclosed real estate	251	314
Deferred income tax expense	9	187
Earnings on bank-owned life insurance	(308)	(313)
Compensation expense for stock options and stock awards	411	374
(Increase) decrease in assets:
Accrued interest receivable	(294)	32
Other assets	(721)	341
Increase in accrued interest payable and other liabilities	735	140
Net Cash Provided by Operating Activities	9,140	8,017
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(42,943)	(46,704)
Sales	36,483	20,718
Maturities, calls and principal repayments	9,156	8,559
Securities held to maturity:
Purchases	(8,763)	(2,953)
Sales	1,008	—
Maturities, calls and principal repayments	2,952	2,099
Net increase in loans	(152,748)	(73,585)
Proceeds from the sale of foreclosed real estate	1,458	2,267
Purchases of bank premises and equipment	(988)	(1,392)
Proceeds from the sale of premises and equipment	5	35
Purchases of bank owned life insurance	(3,700)	—
Net decrease (increase) in Federal Home Loan Bank stock	59	(1,257)
Net Cash Used in Investing Activities	(158,021)	(92,213)
Cash Flows from Financing Activities
Net increase in deposits	143,065	59,586
Net (decrease) increase in short-term borrowed funds	(4,845)	11,150
Proceeds from long-term borrowings	10,000	20,000
Repayment of long-term borrowings	(5,000)	(5,000)
Proceeds from subordinated debt, net of issuance cost of $47	14,953	—
Purchase of treasury stock	(26)	(533)
Proceeds from exercise of stock options	4	—
Dividends paid	(752)	(746)
Net Cash Provided by Financing Activities	157,399	84,457
Net Increase in Cash and Cash Equivalents	8,518	261
Cash and Cash Equivalents - Beginning	6,120	5,859
Cash and Cash Equivalents - Ending	$14,638	$6,120
Supplementary Cash Flows Information
Interest paid	$4,679	$3,530
Income taxes paid	$2,755	$1,074
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$729	$1,448
Treasury stock used to fund deferred compensation liability	$814	$—
\
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Sussex Bancorp (the “Company”) and its wholly owned subsidiary, Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC and Tri-State Insurance Agency, Inc. (“Tri-State”).  All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations
The Company’s business is conducted principally through the Bank.  The Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey, one branch in Warren County, New Jersey, one branch in Bergen County, New Jersey and  one in Queens County, New York.  As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, and PPD Holding Company, LLC hold certain foreclosed properties. The Company opened a corporate office in Rockaway, New Jersey during the first quarter of 2014, a regional office and corporate center in Wantage, New Jersey during the third quarter of 2014, a branch in Astoria, Queens, New York during the first quarter of 2015 and a branch in Oradell, New Jersey during the first quarter of 2016.

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

Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $5.1 million and  $5.2 million for the years ended December 31, 2016 and 2015, respectively.

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
We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of December 31, 2016, we did not hold foreclosed residential real estate properties as a result of obtaining physical possession. As of December 31, 2015, we held $130 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of December 31, 2016 and 2015, we had consumer loans with a carrying value of $666 thousand and $945 thousand, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

The Company periodically evaluates impairment of long-lived assets to be held and used or to be disposed of by sale. There was no impairment of long-lived assets at any of the reported periods.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank-owned Life Insurance (“BOLI”)
BOLI is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees in order to fund certain employee and director benefits.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $16.5 million at December 31, 2016 and $12.5 million at December 31, 2015.

Goodwill
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2016 and 2015, the Company has recorded goodwill totaling $2.8 million, consisting of $2.3 million from the acquisition of an insurance agency in 2001 and $486 thousand from the acquisition of a bank branch in 2006.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically assesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes
The Company accounts for income taxes under the asset/liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740, Income Taxes.  The income tax guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which they occur.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2016.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2016 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2013 remain subject to examination by respective tax authorities.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Derivatives
The Company utilizes derivative instruments in the form of interest rate swaps to hedge the variability in its cash flows due to interest rate risk. The variability in cash flows is managed as part of the Company’s asset/liability management process.  In accordance with accounting requirements, the Company formally designates all of its hedging relationships as cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values.  Should the cash flow hedge become ineffective, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings.  The effective portion of the change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction effects earnings.

Derivative effectiveness and ineffectiveness will be assessed and measured at the date of designation (inception), each reporting date, and whenever a designated hedge period is terminated to ensure that ongoing high effectiveness is expected by regression analysis of the periodic change in fair value of the hedging instrument and the periodic change in fair value of the hypothetical derivative.

The Company’s interest rate derivatives are comprised entirely of interest rate swaps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities. Changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

Stock Compensation Plans
The Company currently has multiple stock plans in place for employees and directors of the Company. U.S. GAAP requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The share-based compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Effective in 2016, the Company and Bank amended the Directors’ Deferred Compensation Agreement (“DCA”) to permit directors of the Company and Bank to defer their board fees in the form of shares of to be held in Rabbi Trust. Fees deferred in the form of shares placed in the Rabbi Trust are accounted for and disclosed in accordance with the applicable guidance specific to deferred compensation plans involving Rabbi Trusts contained within Accounting Standards Codification (“ASC”) section 710.
Earnings per Share
Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  The weighted-average common shares outstanding include the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock grants.  Potential common shares related to stock options are determined using the treasury stock method. Shares held by the Rabbi Trust are treated as treasury stock for purposes of basic and diluted earnings per share calculations while the related share obligations are reflection in the denominator of the earnings per share calculations in accordance with the provisions of ASC 260-10-45.

Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income (“AOCI”) are reported net of related income taxes. AOCI for the Company consists of unrealized holding gains or losses on securities available for sale and fair value adjustments on derivatives.

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s insurance agency is managed separately from the traditional banking and related financial services that the Company offers.  The insurance operations provides primarily property and casualty coverage.  See Note 2 for segment reporting of insurance operations.

Insurance Agency Operations
Tri-State is a retail insurance broker operating in the State of New Jersey.  The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters.  The insurance agency places basic property and casualty, life and health coverage with about twenty different insurance carriers.  There are two main billing processes, direct billing (currently accounts for approximately 80% of revenues) and agency billing.

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

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) May 2016 (ASU 2016-12) and December 2016 (ASU 2016-20), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in ASU 2014-09 are effective for public business entities for annual periods beginning after December 15, 2017. The Company currently believes the impact of adopting the standard, as modified and augmented by subsequently issued pronouncements, will not be material to either past or future periods as it relates to the Company's core banking revenue streams, but is still evaluating the potential impact the new standard will have on noninterest income components.

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently expects that upon adoption of ASU 2016-02, right-of-use assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material; however, there will be no material impact on operations.

In March 2016, FASB issued ASU 2016-09, Compensation  – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. FASB is issuing ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company`s adoption of the ASU will not have a significant impact on the Company`s consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows; (i) debt

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepayment or debt extinguishment costs, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company's adoption of the ASU will not have a significant impact on the Company's consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

NOTE 2 – SEGMENT REPORTING

Segment information for 2016 and 2015 is as follows:

(Dollars in thousands)	Banking and Financial Services	Insurance Services	Total
Year Ended December 31, 2016:
Net interest income from external sources	$24,398	$—	$24,398
Other income from external sources	3,033	4,796	$7,829
Depreciation and amortization	1,089	26	$1,115
Income before income taxes	7,152	1,199	$8,351
Income tax expense (1)	2,348	480	$2,828
Total assets	843,703	5,025	$848,728

Year Ended December 31, 2015:
Net interest income from external sources	$20,076	$—	$20,076
Other income from external sources	2,741	3,712	$6,453
Depreciation and amortization	978	20	$998
Income before income taxes	4,670	670	$5,340
Income tax expense (1)	1,372	268	$1,640
Total assets	679,598	4,905	$684,503

(1)	Calculated at statutory tax rate of 40%.

NOTE 3 – FAIR VALUE OF ASSETS AND LIABILITIES

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of December 31, 2016 and 2015:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2016
U.S. government agencies	$13,087	$—	$13,087	$—
State and political subdivisions	40,688	—	40,688	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	32,854	—	32,854	—
Corporate debt	1,982	—	1,982	—
Derivative instruments
Interest rate swaps	1,647	—	1,647	—

December 31, 2015
U.S. government agencies	$12,788	$—	$12,788	$—
State and political subdivisions	38,149	—	38,149	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	42,839	—	42,839	—

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2016
Impaired loans	$1,001	$—	$—	$1,001
Foreclosed real estate	1,716	—	—	$1,716

December 31, 2015
Impaired loans	$801	$—	$—	$801
Foreclosed real estate	756	—	—	$756

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$1,001	Appraisal of	Appraisal	0% to -27.3%
		collateral	adjustments (1)	(-2.5%)
Foreclosed real estate	1,716	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2015
Impaired loans	$801	Appraisal of	Appraisal	0% to -61.8%
		collateral	adjustments (1)	(-5.8%)
Foreclosed real estate	756	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

(1)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2016 and 2015:

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subordinated Debentures (Carried at Cost): Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial instruments at December 31, 2016 and 2015 were as follows:

	December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,638	$14,638	$14,638	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	88,611	88,611	—	88,611	—
Securities held to maturity	11,618	11,739	—	11,739	—
Federal Home Loan Bank stock	5,106	5,106	—	5,106	—
Loans receivable, net of allowance	688,561	672,912	—	—	672,912
Accrued interest receivable	2,058	2,058	—	2,058	—
Interest rate swaps	1,647	1,647	—	1,647	—
Financial liabilities:
Non-maturity deposits	479,025	479,025	—	479,025	—
Time deposits	181,896	181,346	—	181,346	—
Short-term borrowings	29,805	29,805	29,805	—	—
Long-term borrowings	66,000	66,388	—	66,388	—
Subordinated debentures	27,840	24,519	—	24,519	—
Accrued interest payable	364	364	—	364	—

	December 31, 2015		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,120	$6,120	$6,120	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	93,776	93,776	—	93,776	—
Securities held to maturity	6,834	7,008	—	7,008	—
Federal Home Loan Bank stock	5,165	5,165	—	5,165	—
Loans receivable, net of allowance	537,833	528,065	—	—	528,065
Accrued interest receivable	1,764	1,764	—	1,764	—
Financial liabilities:
Non-maturity deposits	380,983	380,983	—	380,983	—
Time deposits	136,873	136,619	—	136,619	—
Short-term borrowings	34,650	34,650	34,650	—	—
Long-term borrowings	61,000	58,685	—	58,685	—
Subordinated debentures	12,887	9,344	—	9,344	—
Accrued interest payable	281	281	—	281	—

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. government agencies	$13,115	$29	$(57)	$13,087
State and political subdivisions	41,255	203	(770)	40,688
Mortgage-backed securities -
U.S. government-sponsored enterprises	33,483	126	(755)	32,854
Corporate Debt	2,000	—	(18)	1,982
	$89,853	$358	$(1,600)	$88,611
December 31, 2015
U.S. government agencies	$12,792	$51	$(55)	$12,788
State and political subdivisions	37,771	507	(129)	38,149
Mortgage-backed securities -
U.S. government-sponsored enterprises	43,069	206	(436)	42,839
	$93,632	$764	$(620)	$93,776

Securities with a carrying value of approximately $34.3 million and $33.4 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.
The amortized cost and fair value of securities available for sale at December 31, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	199	200
Due after five years through ten years	5,567	5,527
Due after ten years	37,489	36,943
Total bonds and obligations	43,255	42,670
U.S. government agencies	13,115	13,087
Mortgage-backed securities:
U.S. government-sponsored enterprises	33,483	32,854
Total available for sale securities	$89,853	$88,611
Gross gains on sales of securities available for sale were $476 thousand and $372 thousand and gross losses were $40 thousand and $101 thousand for the years ended December 31, 2016 and 2015, respectively.
Temporarily Impaired Securities
The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
U.S. government agencies	$4,952	$(15)	$2,126	$(42)	$7,078	$(57)
State and political subdivisions	23,989	(770)	—	—	23,989	(770)
Mortgage-backed securities -
U.S. government-sponsored enterprises	23,299	(752)	639	(3)	23,938	(755)
Corporate debt	1,982	(18)	—	—	1,982	(18)
Total temporarily impaired securities	$54,222	$(1,555)	$2,765	$(45)	$56,987	$(1,600)
December 31, 2015
U.S. government agencies	$5,888	$(23)	$2,473	$(32)	$8,361	$(55)
State and political subdivisions	5,780	(107)	2,998	(22)	8,778	(129)
Mortgage-backed securities -
U.S. government-sponsored enterprises	31,885	(436)	—	—	31,885	(436)
Total temporarily impaired securities	$43,553	$(566)	$5,471	$(54)	$49,024	$(620)

As of December 31, 2016, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies
At December 31, 2016 and 2015, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2016, there were five securities with a fair value of $7.1 million that had an unrealized loss that amounted to $57 thousand.  As of December 31, 2016, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at December 31, 2016, were deemed to be other-than-temporarily impaired.

At December 31, 2015, there were six securities with a fair value of $8.4 million that had an unrealized loss that amounted to $55 thousand.

State and Political Subdivisions
At December 31, 2016 and 2015, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2016, there were 31 securities with a fair value of $24.0 million that had an unrealized loss that amounted to $770 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2016, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2016, were deemed to be other-than-temporarily-impaired.

At December 31, 2015, there were 15 securities with a fair value of $8.8 million that had an unrealized loss of $129 thousand.

Mortgage-Backed Securities
At December 31, 2016 and 2015, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2016, there were 16 securities with a fair value of $23.9 million that had an unrealized loss of $755 thousand.  As

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2016, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2016, were deemed to be other-than-temporarily impaired.

At December 31, 2015, there were 18 securities with a fair value of $31.9 million that had an unrealized loss of $436 thousand.

Corporate Debt
At December 31, 2016, the decline in fair value and the unrealized losses for our corporate debt was caused by changes in interest rates and spreads and were not the result of credit quality. At December 31, 2016, there was one security with a fair value of $2.0 million that had an unrealized loss of $18 thousand. These securities typically have maturity dates greater than five years and the fair values are more sensitive to changes in market interest rates. As of December 31, 2016, we did not intend to sell and it was more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt at December 31, 2016, were deemed to be other-than-temporarily-impaired.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
State and political subdivisions	$11,618	$123	$(2)	$11,739
December 31, 2015
State and political subdivisions	$6,834	$174	$—	$7,008

During the twelve months ended December 31, 2016, the Company sold a security out of its held to maturity portfolio due to continued credit deterioration. The gross realized gain on the sale of the security was $8 thousand for the twelve months ended December 31, 2016.

The amortized cost and fair value of securities held to maturity at December 31, 2016 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The gross realized gain on the sale of the security was $8 thousand for the twelve months ended December 31, 2016

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,764	$8,763
Due after one year through five years	—	—
Due after five years through ten years	1,813	1,854
Due after ten years	1,041	1,122
Total held to maturity securities	$11,618	$11,739

Temporarily Impaired Securities
The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31, 2016.  At December 31, 2015 we did not have any held to maturity investments with unrealized losses.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
State and political subdivisions	$789	$(2)	$—	$—	$789	$(2)

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions
At December 31, 2016, there were two securities with a fair value of $789 thousand that had an unrealized loss of $2 thousand.  At December 31, 2015, there were no securities in an unrealized loss position.  At December 31, 2016, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

NOTE 5 – LOANS

The composition of net loans receivable at December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial and industrial loans	$40,280	$20,023
Construction	25,360	13,348
Commercial real estate	479,227	382,262
Residential real estate	150,237	127,204
Consumer and other	1,038	1,253
	696,142	544,090
Unearned net loan origination fees	(885)	(667)
Allowance for loan losses	(6,696)	(5,590)
Net loans receivable	$688,561	$537,833

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $249 thousand and $454 thousand at December 31, 2016 and 2015, respectively.  Mortgage servicing rights were immaterial at December 31, 2016 and 2015.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Year Ended:
December 31, 2016
Beginning balance	$85	$220	$3,646	$784	$87	$768	$5,590
Charge-offs	(227)	—	(187)	(67)	(37)	—	(518)
Recoveries	268	—	37	21	7	—	333
Provision	(16)	139	436	161	(38)	609	1,291
Ending balance	$110	$359	$3,932	$899	$19	$1,377	$6,696
December 31, 2015
Beginning balance	$231	383	$3,491	$903	$19	$614	$5,641
Charge-offs	(19)	—	(560)	(165)	(25)	—	(769)
Recoveries	17	—	41	17	7	—	82
Provision	(144)	(163)	674	29	86	154	636
Ending balance	$85	$220	$3,646	$784	$87	$768	$5,590
The following table presents the balance in the allowance of loan losses at December 31, 2016 and 2015 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2016
Commercial and industrial	$110	$14	$96	$40,280	$33	$40,247
Construction	359	—	$359	25,360	—	$25,360
Commercial real estate	3,932	135	$3,797	479,227	4,597	$474,630
Residential real estate	899	6	$893	150,237	1,967	$148,270
Consumer and other loans	19	—	$19	1,038	—	1,038
Unallocated	1,377	—	—	—	—	—
Total	$6,696	$155	$5,164	$696,142	$6,597	$689,545
December 31, 2015
Commercial and industrial	$85	$—	$85	$20,023	$20	$20,003
Construction	220	—	$220	13,348	—	$13,348
Commercial real estate	3,646	112	$3,534	382,262	5,160	$377,102
Residential real estate	784	79	$705	127,204	1,546	$125,658
Consumer and other loans	87	73	$14	1,253	138	$1,115
Unallocated	768	—	—	—	—	—
Total	$5,590	$264	$4,558	$544,090	$6,864	$537,226

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An age analysis of loans receivable which were past due as of December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2016
Commercial and industrial	$—	$—	$137	$137	$40,143	$40,280	$104
Construction	—	—	309	309	25,051	$25,360	309
Commercial real estate	84	719	4,103	4,906	474,321	$479,227	55
Residential real estate	786	247	1,752	2,785	147,452	$150,237	—
Consumer and other	4	—	—	4	1,034	$1,038	—
Total	$874	$966	$6,301	$8,141	$688,001	$696,142	$468
December 31, 2015
Commercial and industrial	$5	$—	$20	$25	$19,998	$20,023	$—
Construction	—	—	—	—	13,348	$13,348	—
Commercial real estate	758	1,461	4,016	6,235	376,027	$382,262	—
Residential real estate	335	247	1,138	1,720	125,484	$127,204	—
Consumer and other	16	1	138	155	1,098	$1,253	—
Total	$1,114	$1,709	$5,312	$8,135	$535,955	$544,090	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at December 31, 2016 and 2015 were:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial and industrial	$33	$20
Commercial real estate	4,048	4,016
Residential real estate	1,752	1,138
Consumer and other	—	138
Total	$5,833	$5,312

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2016 and 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial and industrial	$40,247	$—	$33	$—	$40,280
Construction	25,360	—	—	—	$25,360
Commercial real estate	463,889	7,461	7,877	—	$479,227
Residential real estate	147,526	584	2,127	—	$150,237
Consumer and other	1,038	—	—	—	$1,038
	$678,060	$8,045	$10,037	$—	$696,142

December 31, 2015
Commercial and industrial	$19,983	$5	$35	$—	$20,023
Construction	13,348	—	—	—	$13,348
Commercial real estate	367,305	8,957	6,000	—	$382,262
Residential real estate	124,915	743	1,546	—	$127,204
Consumer and other	1,115	—	138	—	$1,253
	$526,666	$9,705	$7,719	$—	$544,090

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2016 and 2015 and for the years then ended:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Commercial and industrial	$19	$19	$—	$19	$—
Commercial real estate	2,324	2,324	—	2,244	16
Residential real estate	1,604	1,629	—	1,271	9
With an allowance recorded:
Commercial and industrial	14	14	14	3	—
Commercial real estate	2,273	2,364	135	2,492	32
Residential real estate	363	363	6	298	—
Consumer and other	—	—	—	55	—
Total:
Commercial and industrial	33	33	14	22	—
Commercial real estate	4,597	4,688	135	4,736	48
Residential real estate	1,967	1,992	6	1,569	9
Consumer and other	—	—	—	55	—
	$6,597	$6,713	$155	$6,382	$57

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Commercial and industrial	$20	$20	$—	$16	$—
Commercial real estate	2,684	2,684	—	2,488	32
Residential real estate	1,123	1,152	—	1,239	6
With an allowance recorded:
Commercial and industrial	—	—	—	19	—
Commercial real estate	2,476	2,476	112	2,706	33
Residential real estate	423	423	79	687	11
Consumer and other	138	138	73	—	—
Total:
Commercial and industrial	20	20	—	35	—
Commercial real estate	5,160	5,160	112	5,194	65
Residential real estate	1,546	1,575	79	1,926	17
Consumer and other	138	138	73	—	—
	$6,864	$6,893	$264	$7,155	$82

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2016 and 2015 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
December 31, 2016
Performing	$550	$129	$679
Non-performing	2,258	—	2,258
Total	$2,808	$129	$2,937
December 31, 2015
Performing	$1,144	$409	$1,553
Non-performing	1,831	194	2,025
Total	$2,975	$603	$3,578

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2016, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no TDRs that occurred during the years ended December 31, 2016 and 2015.

The TDRs described above did not require an allocation of the allowance for credit losses, nor were any charge-offs recorded subsequent to modification during the years ended December 31, 2016 and 2015.

There were two TDRs with an outstanding balance of $568 thousand for which there were payment defaults within twelve months following the date of the restructuring for the year ended December 31, 2016.

There were no TDRs for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2015.

Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.  There were no charge-offs on defaulted TDRs during the years ended December 31, 2016 and 2015.

NOTE 7 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Land and land improvements	$2,054	$2,049
Building and building improvements	5,953	5,953
Leasehold improvements	2,182	1,430
Furniture, fixtures and equipment	5,887	5,458
Assets in progress	125	420
	16,201	15,310
Accumulated depreciation	(7,473)	(6,431)
Premises and equipment, net	$8,728	$8,879

 During the years ended December 31, 2016 and 2015, depreciation expense totaled $1.1 million and $998 thousand, respectively.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEPOSITS

The components of deposits at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Demand, non-interest bearing	$132,434	$87,209
Savings, money market and interest-bearing demand	346,591	293,774
Time deposits less than $100 thousand	74,150	86,343
Time deposits $100 thousand and over	107,746	50,530
Total deposits	$660,921	$517,856

Included in time deposits at December 31, 2016 and 2015, were brokered deposits of $84.6 million and $33.8 million, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
Within one year	$127,999
One to two years	28,038
Two to three years	6,521
Three to four years	4,394
After four years	14,944
$181,896

Certificates of deposits with balances of $250 thousand or more at December 31, 2016 and 2015, totaled approximately $48.6 million and $21.7 million, respectively.

NOTE 9 – BORROWINGS

At December 31, 2016, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $149.3 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $149.3 million.  At December 31, 2016, the Bank had the ability to borrow up to $63.3 million at FHLBNY and $10.0 million at ACBB.

At December 31, 2016 and 2015, the Company had $29.8 million and $34.7 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 0.79% and 0.52%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

At December 31, 2016, the Company had $5.0 million line of credit at Atlantic Community Bankers Bank that bears interest at the rate of floating prime plus 50 basis points with a maturity date of September 28, 2017. This line of credit is included in long term borrowings.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 and 2015 the Bank had the following long-term borrowings:

(Dollars in thousands)	Borrowing Institution	Interest Rate	Balance at December 31,
Maturity Date			2016	2015
December 7, 2016	FHLBNY	4.00%	$—	$5,000
June 21, 2017	FHLBNY	4.60%	6,000	6,000
October 1, 2017	ACBB	Prime + 50bps (4.25%)	5,000	—
November 3, 2017	FHLBNY	1.31%	5,000	5,000
December 7, 2017	FHLBNY	3.97%	5,000	5,000
December 26, 2017	FHLBNY	3.66%	5,000	5,000
December 26, 2017	FHLBNY	3.79%	5,000	5,000
January 16, 2018	FHLBNY	1.18%	5,000	5,000
July 17, 2018	FHLBNY	1.65%	5,000	5,000
September 19, 2018	FHLBNY	1.83%	5,000	5,000
January 20, 2021	FHLBNY	2.07%	5,000	—
February 4, 2019	FHLBNY	1.53%	5,000	5,000
January 15, 2020	FHLBNY	1.66%	5,000	5,000
October 5, 2020	FHLBNY	1.78%	5,000	5,000
			$66,000	$61,000

Maturities of long-term debt in years subsequent to December 31, 2016 are as follows:

(Dollars in thousands)
Within one year	$31,000
One to two years	15,000
Two to three years	5,000
Three to four years	10,000
Four to five years	5,000
After five years	—
$66,000

At December 31, 2016 the Company had $61.0 million in long-term fixed rate advances, of which, $6.0 million were convertible notes that contain an option which allows the FHLBNY, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLBNY at their current market rates.

NOTE 10 – DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the twelve months ended December 31, 2016 the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at December 31, 2016:

	December 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$629	Other Assets	2026-03-15
December 15, 2016	5,000	163	Other Assets	2026-12-15
June 15, 2017	6,000	201	Other Assets	2027-06-15
December 15, 2017	10,000	448	Other Assets	2027-12-15
December 15, 2017	5,000	206	Other Assets	2027-12-15

Total	$38,500	$1,647

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the year ended December 31, 2016:
໿

	Year Ended December 31, 2016
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$377	Not applicable	$—
December 15, 2016	98	Not applicable	—
June 15, 2017	120	Not applicable	—
December 15, 2017	269	Not applicable	—
December 15, 2017	124	Not applicable	—

Total	$988		$—

NOTE 11 – SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 2.4% and 1.95% at December 31, 2016 and 2015, respectively.  The capital securities are currently redeemable by the Company at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended December 31, 2016, the company completed a private placement to an institutional investor of $15 million in fixed-to-floating rate subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term. The notes are redeemable after five years subject to satisfaction of certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors.

NOTE 12 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2028.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum payments under non-cancellable leases by year are as follows as of December 31, 2016:

(Dollars in thousands)
2017	$735
2018	728
2019	577
2020	171
2021	76
Thereafter	531
$2,818

Rent expense was $663 thousand and $649 thousand for the years ended December 31, 2016 and 2015, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2016 and 2015 was $141 thousand and $135 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2016 and 2015,  $52 thousand and $57 thousand, respectively, was charged to expense in connection with the Plans.  At December 31, 2016 and 2015, the carrying value of the Supplemental Plans was $716 thousand and $795 thousand,  respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  At December 31, 2016 and 2015, the carrying value of deferred compensation was $199 thousand and $173 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.   In September 2015, the Board of Directors adopted an amendment under the DCA. The amendment, which is effective October 1, 2015, specifies that participants are no longer eligible to be credited earnings based on a rate that tracks the performance of the Company’s common stock on new amounts deferred after such date.  Additionally, effective January 1, 2016, the maximum earnings on deferred compensation amounts that are eligible to be credited with an earnings rate that tracks the performance of the Company’s common stock is limited to 10% of the stock price at end of the previous plan year.  In June 2016, the Board of Directors adopted an amendment to the DCA which supersedes the prior amendment from September 2015. The amendment, effective July 1, 2016, allows the Company’s Directors to elect to defer part or all of their fees into a stock account, consisting of the Company’s common stock, which is administered through a rabbi trust. The Company is responsible for submitting each Director’s deferral to the trustee of the rabbi trust to be used for the purchase of the Company’s common stock. Distribution’s from the Director's stock account shall be made in the same medium, the Company's common stock.
The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  At December 31, 2016 and 2015, the liability for the DCA was $36 thousand and $1.2 million, respectively. The DCA liability of $36 thousand at December 31, 2016, consisted entirely of amounts deferred under the interest rate earnings election; the liability of $1.2 million at December 31, 2015, consisted of $22 thousand of amounts deferred under the interest rate earnings election and $1.16 million amounts deferred under the common stock performance election. During 2016, the amounts deferred under the common stock performance election were transferred into the stock account administered through the Rabbi Trust. In conjunction with the DCA, at December 31, 2016, 96,736 shares of Company common stock were held in the Rabbi Trust.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP.  Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5-year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment.  At December 31, 2016 and 2015, the carrying value of the SERP was $329 thousand and $239 thousand, respectively.

NOTE 14 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Fair value adjustments on derivatives	$1,647	$659	$988	$—	$—	$—
Unrealized gains on available for sale securities	(950)	(380)	(570)	134	54	80
Reclassification adjustment for net gains on securities transactions included in net income	(436)	(175)	(261)	(271)	(108)	(163)
Total other comprehensive (loss) income	$261	$104	$157	$(137)	$(54)	$(83)

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification adjustments for gains on securities transactions of $436 thousand and $271 thousand for the years ended December 31, 2016 and 2015, respectively, are presented in the income statement within the line item for net gain on securities transactions.

The other components of accumulated other comprehensive income included in stockholders` equity at December 31 ,2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Unrealized gain (loss) on available for sale investments	$(745)	$86
Unrealized gain on derivative instruments	988	—
Accumulated other comprehensive income	$243	$86

NOTE 15 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2016:
Shares Outstanding (weighted average)		4,619,124
Shares held by Rabbi Trust		96,736
Share liability under deferred compensation agreement		(96,736)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,523	4,619,124	$1.20
Effect of dilutive securities:
Unvested stock awards	—	31,984
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,523	4,651,108	$1.19

Year Ended December 31, 2015:
Basic earnings per share:
Net earnings applicable to common stockholders	$3,700	4,559,316	$0.81
Effect of dilutive securities:
Unvested stock awards	—	32,506
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$3,700	4,591,822	$0.81

There were 36,761 and 58,274 shares of unvested restricted stock awards and options outstanding during December 31, 2016 and 2015, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 16 – STOCK INCENTIVE PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Options

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2016, there were no authorized shares available for future grants under the 2004 Plan.

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Restricted stock awards may be made to any plan participant.  As of December 31, 2016, there were 131,726 shares available for future grants under the 2013 Plan.

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2016 and 2015 are as follows:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	93,570	$7.67	112,545	$6.06
Granted	42,167	12.92	32,692	10.54
Forfeited	(6,579)	10.99	(1,001)	9.19
Vested	(48,415)	7.05	(50,666)	5.93
Unvested restricted stock, end of period	80,743	$10.51	93,570	$7.67

Total stock-based compensation related to restricted stock awards was $365 thousand and $337 thousand for the years ended December 31, 2016 and December 31, 2015, respectively.  As of December 31, 2016 and 2015, there were $571 thousand and $433 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.5 years and 1.4 years.

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

Stock option transactions under all plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	46,525	$10.63
Options granted	15,985	10.25
Options expired	(10,525)	12.91
Outstanding, December 31, 2015	51,985	10.06
Options granted	26,216	12.83
Options expired	(8,629)	10.12
Options exercised	(449)	10.25
Outstanding, December 31, 2016	69,123	$11.10	8.4	$677,483
Exercisable, December 31, 2016	14,981	$10.01	7.9	$163,132

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Number Exercisable
9.97	32,000	7.9	12,800
12.83	26,216	9.2	—
	58,216	8.4	12,800

The aggregate intrinsic value of options exercised in 2016 was $1 thousand.

The following table summarizes information about stock option assumptions:

	2016	2015
Expected dividend yield	1.25%	1.56%
Expected volatility	22.72%	34.32%
Risk-free interest rate	1.71%	1.37%
Expected option life	7.50	7.50

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

Total stock-based compensation related to stock options was $46 thousand and $37 thousand for the year ended December 31, 2016 and 2015, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $3.35 and $3.56, respectively, per share. Expected future expense relating to the non-vested options outstanding as of December 31, 2016 is $166 thousand over a weighted average period of 3.4 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

NOTE 17 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Current:
Federal	$2,175	$1,014
State	644	439
	2,819	1,453
Deferred:
Federal	(40)	117
State	49	70
	9	187
	$2,828	$1,640

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income and comprehensive income for the years ended December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016		2015
Federal income tax at statutory rate	$2,840	34%	$1,816	34%
Tax exempt interest	(288)	(3)	(312)	(6)
State income tax, net of federal income tax effect	457	5	336	6
Bank owned life insurance	(105)	(1)	(106)	(2)
Other	(76)	(1)	(94)	(1)
	$2,828	34%	$1,640	31%

The components of the net deferred tax asset at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$2,646	$2,233
Deferred compensation	506	953
Deferred Fees	402	347
Foreclosed real estate	223	219
Restricted stock	122	115
Unrealized loss on securities available for sale	497	—
Other	223	214
Total deferred tax assets	4,619	4,081
Deferred tax liabilities:
Depreciation	(537)	(441)
Prepaid expenses	(210)	(254)
Unrealized gain on securities, available for sale	—	(58)
Unrealized gain on interest rate swaps	(659)	—
Total deferred tax liabilities	(1,406)	(753)
Net deferred tax asset, included in other assets	$3,213	$3,328

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

The related party loan activity for the years ended December 31, 2016 and 2015 is summarized as follows:

(Dollars in thousands)	2016	2015
Balance, beginning	$6,647	$6,136
Disbursements	5,068	2,664
Repayments and other	(1,383)	(2,153)
Balance, ending	$10,332	$6,647

Deposits from certain executive officers, directors and their affiliates at December 31, 2016 and 2015 totaled $9.3 million and $7.0 million, respectively.

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $10 thousand and $14 thousand for the years ended December 31, 2016 and 2015, respectively.  Appraisal services provided by related parties totaled $2 thousand and $12 thousand for the years ended December 31, 2016 and 2015,

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. There were no engineering services provided by related parties for the year ended December 31, 2016. Engineering services provided by related parties totaled $6 thousand for the year ended December 31, 2015. The Company also paid rent to related parties for an office location in the amount of $148 thousand and $147 thousand for the years ended December 31, 2016 and 2015, respectively.

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

A summary of the Company's financial instrument commitments at December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Commitments to grant loans	$70,463	$30,561
Unfunded commitments under lines of credit	69,811	53,087
Outstanding standby letters of credit	998	990

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not material.

NOTE 20 – CAPITAL AND REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $7.6 million at December 31, 2016.

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
The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

apply regulatory capital requirements to the Bank.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2016, with certain requirements to be phased in beginning in 2017, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank include: (i) a new common equity Tier 1 capital ratio of 5.13% (increased from 4.5% ; (ii) a Tier 1 capital ratio of 6.63% (increased from 6%); (iii) a total capital ratio of 8.63% (increased from 8%); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules establish a “capital conservation buffer” of 2.5% (phased in over four years at 0.625% per year) above the new regulatory minimum capital ratios, and would result in the following phased-in minimum ratios when fully implemented: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2020. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 are presented below:

	Actual		For Capital Adequacy Purposes plus Capital Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk-weighted assets):	$93,579	13.86%	>$58,279	>8.63%	>$67,531	>10.00%
Tier I capital (to risk-weighted assets):	86,883	12.87%	>44,773	>6.63	>54,025	>8.00
Common equity tier I capital (to average assets):	86,883	12.87%	>34,643	>5.13	>43,895	>6.50
Tier I capital (to average assets):	86,883	10.41%	>33,380	>4.00	>41,725	>5.00

As of December 31, 2015
Total capital (to risk-weighted assets):	$68,283	12.79%	>$42,722	>8.00%	>$53,402	>10.00%
Tier I capital (to risk-weighted assets):	62,693	11.74%	>32,041	>6.00	>42,722	>8.00
Common equity tier I capital (to average assets):	62,693	11.74%	>24,031	>4.50	>34,711	>6.50
Tier I capital (to average assets):	62,693	9.45%	>26,548	>4.00	>33,184	>5.00

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

At December 31, 2016, the Bank’s funds available for payment of dividends were $81.9 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2016.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash	$129	$69
Investment in subsidiary	89,956	65,986
Accrued interest and other assets	2,919	1,466
Total Assets	$93,004	$67,521
Liabilities and Stockholders' Equity
Other liabilities	$92	$693
Long-term borrowings	5,000	—
Subordinated debentures	27,840	12,887
Stockholders' equity	60,072	53,941
Total Liabilities and Stockholders' Equity	$93,004	$67,521

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2016	2015
Interest expense on borrowings	$(52)	$—
Interest expense on debentures	(391)	(220)
Other expenses	(203)	(311)
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(646)	(531)
Income tax benefit	243	179
Loss before equity in undistributed net
income of subsidiaries	(403)	(352)
Equity in undistributed net income of subsidiaries	5,926	4,052
Net Income	5,523	3,700
Comprehensive income	$5,680	$3,617

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net Income	$5,523	$3,700
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets and liabilities	852	1,699
Equity in undistributed net income of subsidiaries	(5,926)	(4,052)
Net Cash Provided by Operating Activities	449	1,347
Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(19,568)	—
Net Cash Used in Investing Activities	(19,568)	—
Cash Flows from Financing Activities:
Cash dividends paid	(752)	(746)
Proceeds from long-term borrowings	5,000	—
Proceeds from subordinated debenture, net of issuance costs of $47	14,953	—
Proceeds from exercise of stock options	4	—
Purchase of treasury stock	(26)	(533)
Net Cash Provided by (Used in) Financing Activities	19,179	(1,279)
Net Increase in Cash and Cash Equivalents	60	68
Cash and Cash Equivalents - Beginning of Year	69	1
Cash and Cash Equivalents - End of Year	$129	$69

NOTE 22 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.

EXHIBIT LIST

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
4.2	Form of Subordinated Note Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 22,2016).
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996).
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on April 29, 2005).
10.4*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.5*	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.6*	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.7*	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.8*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008).
10.9*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).
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

_______________

*	Management contract or compensatory plan or arrangement.

**
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.