Form 10-Q
period 2017-03-31
SUSSEX BANCORP
filed 2017-05-10
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes ☐     No ☒

As of May 4, 2017 there were 4,791,003 shares of common stock, no par value, outstanding.

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

•
the factors that could also cause actual results to differ materially from current expectations include failure to complete the proposed Merger (as defined herein), the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed Merger, disruption to the parties' businesses as a result of the announcement and pendency of the Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Merger; and

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	March 31, 2017	December 31, 2016

ASSETS
Cash and due from banks	$3,051	$2,847
Interest-bearing deposits with other banks	4,637	11,791
Cash and cash equivalents	7,688	14,638

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	99,797	88,611
Securities held to maturity, at amortized cost (fair value of $8,788 and $11,739 at March 31, 2017 and December 31, 2016, respectively)	8,630	11,618
Federal Home Loan Bank Stock, at cost	4,269	5,106

Loans receivable, net of unearned income	718,800	695,257
Less: allowance for loan losses	6,797	6,696
Net loans receivable	712,003	688,561
Foreclosed real estate	2,464	2,367
Premises and equipment, net	8,505	8,728
Accrued interest receivable	2,006	2,058
Goodwill	2,820	2,820
Bank-owned life insurance	16,638	16,532
Other assets	7,362	7,589

Total Assets	$872,282	$848,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$130,130	$132,434
Interest bearing	566,446	528,487
Total deposits	696,576	660,921
Short-term borrowings	14,800	29,805
Long-term borrowings	66,000	66,000
Accrued interest payable and other liabilities	4,643	4,090
Subordinated debentures	27,841	27,840

Total Liabilities	809,860	788,656

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 4,785,159 and 4,741,068 shares issued and outstanding	36,703	36,538
Deferred compensation obligation under Rabbi Trust	(1,272)	(1,383)
Retained earnings	25,111	23,291
Accumulated other comprehensive income	608	243
Stock held by Rabbi Trust	1,272	1,383

Total Stockholders' Equity	62,422	60,072

Total Liabilities and Stockholders' Equity	$872,282	$848,728
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2017	2016
INTEREST INCOME
Loans receivable, including fees	$7,598	$6,145
Securities:
Taxable	341	376
Tax-exempt	313	201
Interest bearing deposits	16	4
Total Interest Income	8,268	6,726
INTEREST EXPENSE
Deposits	717	575
Borrowings	481	437
Subordinated debentures	321	68
Total Interest Expense	1,519	1,080
Net Interest Income	6,749	5,646
PROVISION FOR LOAN LOSSES	407	211
Net Interest Income after Provision for Loan Losses	6,342	5,435
OTHER INCOME
Service fees on deposit accounts	253	225
ATM and debit card fees	180	187
Bank-owned life insurance	106	76
Insurance commissions and fees	1,747	1,721
Investment brokerage fees	3	27
Net gain on sales of securities	107	167
Net (loss) on disposal of premises and equipment	—	(13)
Other	81	134
Total Other Income	2,477	2,524
OTHER EXPENSES
Salaries and employee benefits	3,558	3,353
Occupancy, net	500	424
Data processing	557	549
Furniture and equipment	240	233
Advertising and promotion	106	105
Professional fees	277	174
Director fees	107	59
FDIC assessment	51	120
Insurance	66	73
Stationary and supplies	32	52
Loan collection costs	24	32
Net expenses and write-downs related to foreclosed real estate	45	75
Other	414	361
Total Other Expenses	5,977	5,610
Income before Income Taxes	2,842	2,349
EXPENSE FOR INCOME TAXES	831	775
Net Income	2,011	1,574
OTHER COMPREHENSIVE INCOME:
Unrealized gains on available for sale securities arising during the period	676	985
Fair value adjustments on derivatives	40	(400)
Reclassification adjustment for net gain on securities transactions included in net income	(107)	(167)
Income tax related to items of other comprehensive (loss) income	(244)	(167)
Other comprehensive income, net of income taxes	365	251
Comprehensive income	$2,376	$1,825
EARNINGS PER SHARE
Basic	$0.43	$0.34
Diluted	$0.43	$0.34
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2017 and 2016
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2015	4,646,238	$35,927	—	$18,520	$86	—	$(592)	$53,941
Net income	—	—	—	1,574	—	—	—	1,574
Other comprehensive income	—	—	—	—	251	—	—	251
Treasury shares purchased	—	—	—	—	—	—	—	—
Restricted stock granted	30,822	—	—	—	—	—	—	—
Restricted stock forfeited	(1,084)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	101	—	—	—	—	—	101
Dividends declared on common stock ($0.04 per share)	—	—	—	(185)	—	—	—	(185)
Balance March 31, 2016	4,675,976	$36,028	$—	$19,909	$337	$—	$(592)	$55,682

Balance December 31, 2016	4,741,068	$36,538	1,383	$23,291	$243	(1,383)	$—	$60,072
Net income	—	—	—	2,011	—		—	2,011
Other comprehensive income	—	—	—	—	365	—	—	365
Treasury shares purchased	—	—	—	—	—		—	—
Funding of Supplemental Director Retirement Plan	—	—	(111)	—	—	111	—	—
Options exercised	—	—	—	—	—		—	—
Restricted stock granted	47,326	—	—	—	—		—	—
Restricted stock forfeited	(3,235)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	165	—	—	—		—	165
Dividends declared on common stock ($0.04 per share)	—	—	—	(191)	—		—	(191)
Balance March 31, 2017	4,785,159	$36,703	$1,272	$25,111	$608	$(1,272)	$—	$62,422
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$2,011	$1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	407	211
Depreciation and amortization	272	258
Net amortization of securities premiums and discounts	410	412
Amortization of subordinated debt issuance costs	1	—
Net realized gain on sale of securities	(107)	(167)
Net realized loss on disposal of premises and equipment	—	13
Net realized gain on sale of foreclosed real estate	(2)	(3)
Write-downs of and provisions for foreclosed real estate	36	—
Deferred income tax (benefit) expense	(82)	(192)
Earnings on bank-owned life insurance	(106)	(76)
Compensation expense for stock options and stock awards	165	101
(Decrease) increase in assets:
Accrued interest receivable	52	(493)
Other assets	105	(726)
Increase in accrued interest payable and other liabilities	553	904
Net Cash Provided by Operating Activities	3,715	1,816
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(25,368)	(2,044)
Sales	12,303	8,088
Maturities, calls and principal repayments	2,152	1,789
Securities held to maturity:
Purchases	—	(480)
Maturities, calls and principal repayments	2,981	491
Net increase in loans	(23,982)	(36,617)
Proceeds from the sale of foreclosed real estate	2	29
Purchases of bank premises and equipment	(49)	(518)
Net decrease in Federal Home Loan Bank stock	837	1,326
Net Cash Used in Investing Activities	(31,124)	(27,936)
Cash Flows from Financing Activities
Net increase in deposits	35,655	57,444
Net decrease in short-term borrowed funds	(15,005)	(33,220)
Proceeds from long-term borrowings	—	5,000
Dividends paid	(191)	(185)
Net Cash Provided by Financing Activities	20,459	29,039
Net (Decrease) increase in Cash and Cash Equivalents	(6,950)	2,919
Cash and Cash Equivalents - Beginning	14,638	6,120
Cash and Cash Equivalents - Ending	$7,688	$9,039

Supplementary Cash Flows Information
Interest paid	$1,531	$975
Income taxes paid	$20	$795

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$133	$—
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates eleven banking offices, eight located in Sussex County, New Jersey, one located in Bergen County, New Jersey, one located in Warren County, New Jersey, and one in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company`s adoption of the ASU did not have a significant impact on the Company`s consolidated financial statements. The effective tax rate decreased 3.8% to 29.2% from 33.0% for the quarters ended March 31, 2017 and 2016, respectively. The Company expects the annualized tax rate to be minimally impacted by the adoption of the ASU.

In June, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) (the “ASU”), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has taken steps to prepare for implementation when it becomes effective, such as changes to its current model and evaluating the potential use of outside professionals for an updated model.

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
In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20). The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. The ASU does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years.Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company's adoption of the ASU will not have a significant impact on the Company's consolidated financial statements.

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March 31, 2017 and December 31, 2016 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government agencies	$22,304	$34	$(94)	$22,244
State and political subdivisions	40,681	282	(524)	40,439
Mortgage-backed securities -
U.S. government-sponsored enterprises	35,485	146	(550)	35,081
Corporate Debt	2,000	33	—	2,033
	$100,470	$495	$(1,168)	$99,797

December 31, 2016
U.S. government agencies	$13,115	$29	$(57)	$13,087
State and political subdivisions	41,255	203	(770)	40,688
Mortgage-backed securities -
U.S. government-sponsored enterprises	33,483	126	(755)	32,854
Corporate Debt	2,000	—	(18)	1,982
	$89,853	$358	$(1,600)	$88,611

Securities with a carrying value of approximately $47.1 million and $34.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	199	200
Due after five years through ten years	4,255	4,276
Due after ten years	38,227	37,996
Total bonds and obligations	42,681	42,472
U.S. government agencies	22,304	22,244
Mortgage-backed securities:
U.S. government-sponsored enterprises	35,485	35,081
Total available for sale securities	$100,470	$99,797

Gross gains on sales of securities available for sale were $146 thousand and $167 thousand for the three months ended March 31, 2017 and 2016, respectively. Gross realized losses on sales of securities available for sale were $39 thousand and less than $1 thousand for the three months ended March 31, 2017 and 2016, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
U.S. government agencies	$11,199	$(53)	$2,067	$(41)	$13,266	$(94)
State and political subdivisions	14,930	(524)	—	—	14,930	(524)
Mortgage-backed securities -
U.S. government-sponsored enterprises	24,538	(549)	540	(1)	25,078	(550)
Corporate Debt	—	—	—	—	—	—
Total temporarily impaired securities	$50,667	$(1,126)	$2,607	$(42)	$53,274	$(1,168)

December 31, 2016
U.S. government agencies	$4,952	$(15)	$2,126	$(42)	$7,078	$(57)
State and political subdivisions	23,989	(770)	—	—	23,989	(770)
Mortgage-backed securities -
U.S. government-sponsored enterprises	23,299	(752)	639	(3)	23,938	(755)
Corporate Debt	1,982	(18)	—	—	1,982	(18)
Total temporarily impaired securities	$54,222	$(1,555)	$2,765	$(45)	$56,987	$(1,600)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2017, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At March 31, 2017 and December 31, 2016, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2017, there were eight securities with a fair value of $13.3 million that had an unrealized loss that amounted to $94 thousand.  As of March 31, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at March 31, 2017 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2016, there were five securities with a fair value of $7.1 million that had an unrealized loss that amounted to $57 thousand.

State and Political Subdivisions
At March 31, 2017 and December 31, 2016, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2017, there were seventeen securities with a fair value of $14.9 million that had an unrealized loss that amounted to $524 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2016, there were thirty-one securities with a fair value of $24.0 million that had an unrealized loss that amounted to $770 thousand.

Mortgage-Backed Securities
At March 31, 2017 and December 31, 2016, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2017, there were seventeen securities with a fair value of $25.1 million that had an unrealized loss that amounted to $550 thousand.  As of March 31, 2017,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2017 were deemed to be OTTI.

At December 31, 2016, there were sixteen securities with a fair value of $23.9 million that had an unrealized loss that amounted to $755 thousand.

 Corporate Debt
At March 31, 2017, the decline in fair value and unrealized losses for our corporate debt was caused by changes in interest rates and spreads and were not the result of credit quality. At March 31, 2017, there were no securities that had an unrealized loss. These securities typically have maturity dates greater than five years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2017, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt as March 31, 2017, were deemed to be other-than-temporarily-impaired.

At December 31, 2016, there was one security with a fair value of $2.0 million that had an unrealized loss that amounted to $18 thousand.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2017 and December 31, 2016 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
State and political subdivisions	$8,630	$158	$—	$8,788
December 31, 2016
State and political subdivisions	$11,618	$123	$(2)	$11,739

The amortized cost and carrying value of securities held to maturity at March 31, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,783	$5,783
Due after one year through five years	—	—
Due after five years through ten years	1,808	1,871
Due after ten years	1,039	1,134
Total held to maturity securities	$8,630	$8,788

Temporarily Impaired Securities
For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2017, we did not have any held to maturity investments with unrealized losses. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2016, there were two securities with a fair value of $789 thousand that had an unrealized loss of $2 thousand.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
State and political subdivisions	$789	$(2)	$—	$—	$789	$(2)
Total temporarily impaired securities	$789	$(2)	$—	$—	$789	$(2)

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Commercial and industrial	$35,906	$40,280
Construction	35,662	25,360
Commercial real estate	485,617	479,227
Residential real estate	161,543	150,237
Consumer and other	962	1,038
Total loans receivable	719,690	696,142
Unearned net loan origination fees	(890)	(885)
Allowance for loan losses	(6,797)	(6,696)
Net loans receivable	$712,003	$688,561

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $246 thousand and $249 thousand at March 31, 2017 and December 31, 2016, respectively. Mortgage servicing rights were immaterial at March 31, 2017 and December 31, 2016.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three ended March 31, 2017 and 2016:
໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
March 31, 2017
Beginning balance	$110	$359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(266)	(34)	(5)	—	(318)
Recoveries	—	—	2	8	2	—	12
Provision	(5)	66	357	52	1	(64)	407
Ending balance	$92	$425	$4,025	$925	$17	$1,313	$6,797

March 31, 2016
Beginning balance	$85	$220	$3,646	$784	$87	$768	$5,590
Charge-offs	—	—	—	(9)	(19)	—	(28)
Recoveries	7	—	31	—	1	—	39
Provision	6	47	170	133	52	(197)	211
Ending balance	$98	$267	$3,847	$908	$121	$571	$5,812

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2017 and December 31, 2016 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2017
Commercial and industrial	$92	$—	$92	$35,906	$19	$35,887
Construction	425	—	425	35,662	—	35,662
Commercial real estate	4,025	31	3,994	485,617	4,302	481,315
Residential real estate	925	7	918	161,543	1,714	159,829
Consumer and other loans	17	—	17	962	—	962
Unallocated	1,313	—	—	—	—	—
Total	$6,797	$38	$5,446	$719,690	$6,035	$713,655

December 31, 2016
Commercial and industrial	$110	$14	$96	$40,280	$33	$40,247
Construction	359	—	359	25,360	—	25,360
Commercial real estate	3,932	135	3,797	479,227	4,597	474,630
Residential real estate	899	6	893	150,237	1,967	148,270
Consumer and other loans	19	—	19	1,038	—	1,038
Unallocated	1,377	—	—	—	—	—
Total	$6,696	$155	$5,164	$696,142	$6,597	$689,545

An age analysis of loans receivable, which were past due as of March 31, 2017 and December 31, 2016, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2017
Commercial and industrial	$—	$—	$123	$123	$35,783	$35,906	$104
Construction	—	—	—	—	35,662	35,662	—
Commercial real estate	1,233	105	3,843	5,181	480,436	485,617	—
Residential real estate	823	—	1,586	2,409	159,134	161,543	—
Consumer and other	5	—	—	5	957	962	—
Total	$2,061	$105	$5,552	$7,718	$711,972	$719,690	$104

December 31, 2016
Commercial and industrial	$—	$—	$137	$137	$40,143	$40,280	$104
Construction	—	—	309	309	25,051	25,360	309
Commercial real estate	84	719	4,103	4,906	474,321	479,227	55
Residential real estate	786	247	1,752	2,785	147,452	150,237	—
Consumer and other	4	—	—	4	1,034	1,038	—
Total	$874	$966	$6,301	$8,141	$688,001	$696,142	$468
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at March 31, 2017 and December 31, 2016 were:
໿

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$19	$33
Commercial real estate	3,843	4,048
Residential real estate	1,586	1,752
Total	$5,448	$5,833

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2017 and December 31, 2016: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial and industrial	$35,783	$104	$—	$19	$35,906
Construction	35,662	—	—	—	35,662
Commercial real estate	470,313	6,531	8,773	—	485,617
Residential real estate	159,075	473	1,995	—	161,543
Consumer and other	962	—	—	—	962
	$701,795	$7,108	$10,768	$19	$719,690

December 31, 2016
Commercial and industrial	$40,247	$—	$33	$—	$40,280
Construction	25,360	—	—	—	25,360
Commercial real estate	463,889	7,461	7,877	—	479,227
Residential real estate	147,526	584	2,127	—	150,237
Consumer and other	1,038	—	—	—	1,038
	$678,060	$8,045	$10,037	$—	$696,142

The following table reflects information about our impaired loans by class as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$19	$19	$—	$19	$19	$—
Commercial real estate	2,292	2,292	—	2,324	2,324	—
Residential real estate	1,446	1,446	—	1,604	1,629	—

With an allowance recorded:
Commercial and industrial	—	—	—	14	14	14
Commercial real estate	2,010	2,270	31	2,273	2,364	135
Residential real estate	268	307	7	363	363	6

Total:
Commercial and industrial	19	19	—	33	33	14
Commercial real estate	4,302	4,562	31	4,597	4,688	135
Residential real estate	1,714	1,753	7	1,967	1,992	6
	$6,035	$6,334	$38	$6,597	$6,713	$155

໿
The following table presents the average recorded investment and income recognized for the three ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$19	$—	$20	$—
Commercial real estate	2,308	—	2,446	8
Residential real estate	1,525	1	1,061	1
Total impaired loans without a related allowance	3,852	1	3,527	9

With an allowance recorded:
Commercial and industrial	7	—	—	—
Commercial real estate	2,142	8	2,699	8
Residential real estate	316	—	379	—
Consumer and other	—	—	138	—
Total impaired loans with an allowance	2,465	8	3,216	8
Total impaired loans	$6,317	$9	$6,743	$17

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total

March 31, 2017
Performing	$459	$128	$587
Non-performing	2,243	—	2,243
Total	$2,702	$128	$2,830

December 31, 2016
Performing	$550	$129	$679
Non-performing	2,258	—	2,258
Total	$2,808	$129	$2,937

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2017, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings that occurred during the three months ended March 31, 2017  and 2016.
໿

There were no troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2017 and 2016.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2017 and December 31, 2016, we did not hold any foreclosed residential real estate properties. In addition, as of March 31, 2017 and December 31, 2016, respectively, we had consumer loans with a carrying value of $640 thousand and $666 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		4,685,553			4,578,598
Shares held by Rabbi Trust		96,736			—
Shares liability under deferred compensation agreement		(96,736)			—
Basic earnings per share:
Net earnings applicable to common stockholders	$2,011	4,685,553	$0.43	$1,574	4,578,598	$0.34
Effect of dilutive securities:
Unvested stock awards	—	41,780		—	27,828
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,011	4,727,333	$0.43	$1,574	4,606,426	$0.34

໿
There were 46,753 and 57,038 shares of unvested restricted stock awards and options outstanding during the three months ended March 31, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$676	$270	$406	$985	$394	$591
Fair value adjustments on derivatives	40	16	24	(400)	(160)	(240)
Reclassification adjustment for net gains on securities transactions included in net income	(107)	(42)	(65)	(167)	(67)	(100)
Total other comprehensive income	$609	$244	$365	$418	$167	$251

NOTE 7 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$6,749	$—	$6,749	$5,646	$—	$5,646
Other income from external sources	730	1,747	2,477	786	1,738	2,524
Depreciation and amortization	266	6	272	252	6	258
Income before income taxes	2,022	820	2,842	1,514	835	2,349
Income tax expense (1)	503	328	831	441	334	775
Total assets	865,832	6,450	872,282	709,893	6,879	716,772
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

Information regarding our stock option plans for the three months ended March 31, 2017 is as follows:
໿

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	8.1	$361,591
Options exercisable, end of quarter	22,405	$10.69	8.0	$53,964
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83

The following table summarizes information about stock option assumptions:
໿

2016
Expected dividend yield	1.25%
Expected volatility	22.72%
Risk-free interest rate	1.71%
Expected option life	7.5 years

During the three months ended March 31, 2017 and 2016, we expensed $12 thousand and $11 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the three months ended March 31, 2017. The weighted average grant date fair values of options granted during the three months ended March 31, 2016, were  $3.37 per share. Expected future expense relating to the unvested options outstanding as of March 31, 2017 is $153 thousand over a weighted average period of 3.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	80,743	$10.51
Granted	47,326	21.59
Forfeited	(3,235)	11.27
Vested	(36,339)	8.78
Unvested restricted stock, end of period	88,495	$17.12

During the three months ended March 31, 2017 and 2016, we expensed $153 thousand and $90 thousand, respectively, in stock-based compensation under restricted stock awards.

At March 31, 2017, unrecognized compensation expense for unvested restricted stock was $1.3 million, which is expected to be recognized over an average period of 3.5 years.

NOTE 9 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2017, we  had $898 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2017, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of March 31, 2017 and December 31, 2016:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2017
U.S. government agencies	$22,244	$—	$22,244	$—
State and political subdivisions	40,439	—	40,439	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	35,081	—	35,081	—
Corporate debt	2,033	—	2,033	—
Derivative instruments
Interest rate swaps	1,687	—	1,687	—

December 31, 2016
U.S. government agencies	$13,087	$—	$13,087	$—
State and political subdivisions	40,688	—	40,688	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	32,854	—	32,854	—
Corporate debt	1,982	—	1,982	—
Derivative instruments
Interest rate swaps	1,647	—	1,647	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2017
Impaired loans	$861	$—	$—	$861
Foreclosed real estate	3	—	—	3

December 31, 2016
Impaired loans	$1,001	$—	$—	$1,001
Foreclosed real estate	1,716	—	—	1,716

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2017
Impaired loans	$861	Appraisal of	Appraisal	0% to -11.3%
		collateral	adjustments (1)	(-0.4%)

Foreclosed real estate	3	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2016
Impaired loans	$1,001	Appraisal of	Appraisal	0% to -27.3%
		collateral	adjustments (1)	(-2.5%)

Foreclosed real estate	1,716	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2017 and December 31, 2016:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $861 thousand and $1.0 million at March 31, 2017 and December 31, 2016,  respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2017 and December 31, 2016, respectively.

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

The fair values of our financial instruments at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,688	$7,688	$7,688	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	99,797	99,797	—	99,797	—
Securities held to maturity	8,630	8,788	—	8,788	—
Federal Home Loan Bank stock	4,269	4,269	—	4,269	—
Loans receivable, net of allowance	712,003	695,158	—	—	695,158
Accrued interest receivable	2,006	2,006	—	2,006	—
Interest rate swaps	1,687	1,687	—	1,687	—

Financial liabilities:
Non-maturity deposits	550,289	550,289	—	550,289	—
Time deposits	146,287	145,823	—	145,823	—
Short-term borrowings	14,800	14,797	14,797	—	—
Long-term borrowings	66,000	64,520	—	64,520	—
Subordinated debentures	27,841	24,747	—	24,747	—
Accrued interest payable	352	352	—	352	—

	December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,638	$14,638	$14,638	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	88,611	88,611	—	88,611	—
Securities held to maturity	11,618	11,739	—	11,739	—
Federal Home Loan Bank stock	5,106	5,106	—	5,106	—
Loans receivable, net of allowance	688,561	672,912	—	—	672,912
Accrued interest receivable	2,058	2,058	—	2,058	—
Interest rate swaps	1,647	1,647	—	1,647	—

Financial liabilities:
Non-maturity deposits	479,025	479,025	—	479,025	—
Time deposits	181,896	181,346	—	181,346	—
Short-term borrowings	29,805	29,805	29,805	—	—
Long-term borrowings	66,000	66,388	—	66,388	—
Subordinated debentures	27,840	24,519	—	24,519	—
Accrued interest payable	364	364	—	364	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three months ended March 31, 2017 and 2016, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$651	Other Assets	March 15, 2026
December 15, 2016	5,000	176	Other Assets	December 15, 2026
June 15, 2017	6,000	203	Other Assets	June 15, 2027
December 15, 2017	10,000	450	Other Assets	December 15, 2027
December 15, 2017	5,000	207	Other Assets	December 15, 2027

Total	$38,500	$1,687

	December 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$629	Other Assets	March 15, 2026
December 15, 2016	5,000	163	Other Assets	December 15, 2026
June 15, 2017	6,000	201	Other Assets	June 15, 2027
December 15, 2017	10,000	448	Other Assets	December 15, 2027
December 15, 2017	5,000	206	Other Assets	December 15, 2027

Total	$38,500	$1,647

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended March 31, 2017 and 2016:
໿

	Three Months Ended March 31, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$13	Not applicable	$—
December 15, 2016	8	Not applicable	—
June 15, 2017	1	Not applicable	—
December 15, 2017	1	Not applicable	—
December 15, 2017	1	Not applicable	—

Total	$24		$—

	Three Months Ended March 31, 2016
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(38)	Not applicable	$—
December 15, 2016	(58)	Not applicable	—
June 15, 2017	(68)	Not applicable	—
December 15, 2017	(43)	Not applicable	—
December 15, 2017	(32)	Not applicable	—

Total	$(239)		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company`s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

As required under the master netting arrangement with its derivatives counterparty, the Company received financial collateral from its counterparty totaling $1.9 million at March 31, 2017 that was not included as an offsetting amount.

໿

NOTE 12 –SUBSEQUENT EVENT

On April 11, 2017, we announced the signing of a definitive merger agreement to acquire Community Bank of Bergen County, NJ, a New Jersey-charted bank ("Community") in an all-stock transaction (the "Merger"). Pursuant to the terms of the plan of bank merger to be entered into by the Sussex Bank and Community, Community will be merged with and into Sussex Bank, with Sussex Bank surviving. Under the terms of the merger agreement, each outstanding share of Community common stock will be converted into the right to receive 0.97 shares of Sussex Bancorp's common stock. The transaction is expected to close in the third quarter of 2017, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of Sussex Bancorp and Community. Based on financials as of December 31, 2016, the combined company will have approximately $1.2 billion in assets, $925 million in gross loans, and $965 million in deposits upon completion of the transaction. The Company expects to incur related non-recurring costs through the closing of the Merger.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Overview – For the quarter ended March 31, 2017, the Company reported net income of $2.0 million, or $0.43 per basic and diluted common share, for the quarter ended March 31, 2017, as compared to $1.6 million, or $0.34 per basic and diluted share, for the same period last year. The improvement for the first quarter of 2017 as compared to the same period last year was mostly driven by a 19.5% increase in net interest income as a result of strong growth in average loans and deposits, which increased $142.0 million, or 25.4%, and $100.6 million, or 22.1%, respectively. The aforementioned increases in net interest income were partly offset by higher interest expenses resulting mostly from the private placement of $15 million of subordinated notes (the "subordinated notes") completed in the fourth quarter of 2016 and an increase in interest bearing deposits.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2017 and 2016:
໿
໿

	Three Months Ended March 31,
(Dollars in thousands)	2017			2016
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$47,443	$470	4.02%	$30,236	$300	3.99%
Taxable	62,767	341	2.20%	69,870	376	2.16%
Total securities	110,210	811	2.98%	100,106	676	2.72%
Total loans receivable (1) (4)	701,862	7,598	4.39%	559,879	6,145	4.41%
Other interest-earning assets	12,940	16	0.50%	8,638	4	0.19%
Total earning assets	825,012	$8,425	4.14%	$668,623	$6,825	4.11%

Non-interest earning assets	41,062			38,701
Allowance for loan losses	(6,723)			(5,659)
Total Assets	$859,351			$701,665

Sources of Funds:
Interest bearing deposits:
NOW	$177,107	$119	0.27%	$140,031	$71	0.20%
Money market	73,935	124	0.68%	29,951	28	0.38%
Savings	137,742	71	0.21%	138,528	70	0.20%
Time	166,670	403	0.98%	146,344	406	1.12%
Total interest bearing deposits	555,454	717	0.52%	454,854	575	0.51%
Borrowed funds	85,919	481	2.27%	75,965	437	2.31%
Junior subordinated debentures	27,840	321	4.68%	12,887	68	2.12%
Total interest bearing liabilities	669,213	$1,519	0.92%	$543,706	$1,080	0.80%

Non-interest bearing liabilities:
Demand deposits	124,991			98,264
Other liabilities	3,591			4,381
Total non-interest bearing liabilities	128,582			102,645
Stockholders' equity	61,556			55,314
Total Liabilities and Stockholders' Equity	$859,351			$701,665

Net Interest Income and Margin(5)		6,906	3.39%		5,745	3.46%
Tax-equivalent basis adjustment		(157)			(99)
Net Interest Income		$6,749			$5,646

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

Net interest income on a fully tax equivalent basis increased $1.2 million, or 20.2%, to $6.9 million for the first quarter of 2017, as compared to $5.7 million for the same period in 2016. The increase in net interest income was largely due to a $156.4 million, or 23.4%, increase in average interest earning assets, principally loans receivable, which increased $142.0 million, or 25.4%. Included in the increase in net interest income was $234 thousand in prepayment penalties on $14.7 million of commercial loans. The improvement in net interest income was partly offset by a decline in the net interest margin of 7 basis points to 3.39% for the first quarter of 2017, as compared to the same period in 2016. The net interest margin decrease was mostly attributed to higher interest expense related to the subordinated notes and an increase in interest rate paid on money market deposits.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.6 million, or 23.4%, to $8.4 million for the quarter ended March 31, 2017, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $156.4 million for the quarter ended March 31, 2017, as compared to the same period in 2016.

Our total interest income earned on loans receivable increased $1.5 million, or 23.6%, to $7.6 million for the first quarter of 2017, as compared to the same period in 2016.  The increase was driven by an increase in average balance of loans receivable of $142.0 million, or 25.4%, for the three months ended March 31, 2017, as compared to the same period last year.  The increase in interest income earned on loans receivable was partially offset by a two basis point decline in the average yield to 4.39% for the quarter ended March 31, 2017, as compared to the same period in 2016.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $135 thousand, to $811 thousand for the quarter ended March 31, 2017 from $676 thousand for the same period in 2016.  The increase in interest income earned on securities was partially due to a 26 basis point increase in the average yield to 2.98% for the quarter ended March 31, 2017, as compared to the same period in 2016.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $12 thousand for the first quarter of 2017, as compared to the same period in 2016.  The average balances in other interest-earning assets increased $4.3 million to $12.9 million in the first quarter of 2017 from $8.6 million during the first quarter a year earlier.  The increase in interest income was also attributable to a 31 basis point increase in the average yield to 0.50% as compared to 0.19% in the same period in 2016 which was mainly driven by the deposits held at the Federal Reserve Bank.

Interest Expense – Our interest expense for the three months ended March 31, 2017 increased $439 thousand, or 40.6%, to $1.5 million from $1.1 million for the same period in 2016.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $125.5 million, or 23.1%, to $669.2 million for the first quarter of 2017 from $543.7 million for the same period in 2016.

Our interest expense on deposits increased $142 thousand, or 24.7%, for the quarter ended March 31, 2017, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $100.6 million during the first quarter of 2017, as compared to the same period in 2016.  The net interest margin decrease was mostly attributed to higher interest expense related to the subordinated notes and an increase in interest rate paid on money market deposits.

Our interest expense on borrowed funds increased $44 thousand, or 10.1%, for the quarter ended March 31, 2017, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing $10.0 million during the first quarter of 2017, as compared to the same period in 2016.

Our interest expense on subordinated debt increased $253 thousand, or 372.1%, for the quarter ended March 31, 2017, as compared to the same period last year. The increase was mainly attributed to the subordinated notes.

Provision for Loan Losses – Provision for loan losses increased $196 thousand to $407 thousand for the first quarter of 2017, as compared to the same period last year.  The increase in the provision for loan losses for the quarter ended March 31, 2017 was mostly attributed to the Company's loan growth.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income decreased $47 thousand, or 1.9%, to $2.5 million for the first quarter of 2017, as compared to the same period last year.
Non-Interest Expense – Our non-interest expenses increased $367 thousand, or 6.5%, to $6.0 million for the first quarter of 2017, as compared to the same period last year. The increase for the first quarter of 2017, as compared to the same period in 2016, was largely due to increases in salaries and employee benefits of $205 thousand and professional fees of $103 thousand.
The increase in salaries and employee benefits for the three months ended March 31, 2017 as compared to the same periods in 2016 was largely due to an increase in personnel to support our growth. The increase in professional fees was largely due to an increase in legal fees related to various projects.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $831 thousand for the three months ended March 31, 2017, compared to $775 thousand for the three months ended March 31, 2016.  Our effective tax rate was 29.2% and 33.0% for the quarters ended March 31, 2017 and 2016, respectively. The decrease in our effective tax rate is related to the adopted guidance set forth in ASU 2016-09, where the Company is now required to recognize the entire amount of the excess tax benefit or loss in the period of vesting of restricted stock or exercise of stock options. Due to the adoption of ASU 2016-09, for the three months ended March 31, 2017 the Company realized a tax benefit of $174 thousand resulting from the vested restricted stock. Majority of the Company’s vesting of restricted stock or exercised stock options occur during the first quarter of each year.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2017 TO DECEMBER 31, 2016

Total Assets – At March 31, 2017, our total assets were $872.3 million, an increase of $23.6 million, or 2.8%, as compared to total assets of $848.7 million at December 31, 2016. The increase in total assets was largely driven by growth in loans receivable of $23.5 million, or 3.4%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $6.9 million to $7.7 million at March 31, 2017, or 0.9% of total assets, from $14.6 million, or 1.7%,  of total assets, at December 31, 2016.

Securities Portfolio – At March 31, 2017, the securities portfolio, which includes available for sale and held to maturity securities, was $108.4 million, compared to $100.2 million at December 31, 2016. Available for sale securities were $99.8 million at March 31, 2017, compared to $88.6 million at December 31, 2016. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $8.6 million at March 31, 2017 and $11.6 million at December 31, 2016.

Net unrealized losses in the available for sale securities portfolio were $673 thousand and $1.2 million at March 31, 2017 and December 31, 2016, respectively.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of March 31, 2017 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $4.3 million at March 31, 2017, as compared to $5.1 million at December 31, 2016,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at March 31, 2017 and December 31, 2016.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $23.5 million, or 3.4%, to $718.8 million at March 31, 2017, as compared to $695.3 million at December 31, 2016.  During the three months ended March 31, 2017, the Company had $45.1 million in commercial loan production, which was partly offset by $14.7 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial loans	$35,906	$40,280
Construction	35,662	25,360
Commercial real estate	485,617	479,227
Residential real estate	161,543	150,237
Consumer and other	962	1,038
Total gross loans	$719,690	$696,142

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets improved to 0.99% at March 31, 2017 from 1.10% at December 31, 2016. NPAs decreased $744 thousand, or 8.0%, to $8.6 million at March 31, 2017, as compared to $9.3 million at December 31, 2016. Non-accrual loans decreased $385 thousand, or 6.6%, to $5.4 million at March 31, 2017, as compared to $5.8 million at December 31, 2016. Loans past due 30 to 89 days totaled $2.2 million at March, 31 2017, representing an increase of $326 thousand, or 17.7%, as compared to $1.8 million at December 31, 2016. The top five non-accrual loan relationships total $3.4 million, which equates to 61.9% of total non-accrual loans and 39.1% of total NPAs at March 31, 2017. The remaining non-accrual loans at March 31, 2017 have an average loan balance of $94 thousand.
We continue to actively market our foreclosed real estate properties, which increased $97 thousand with the addition of one new property at $133 thousand offset by $36 thousand in write-downs to $2.5 million at March 31, 2017, as compared to $2.4 million at December 31, 2016. At March 31, 2017, the Company’s foreclosed real estate properties had an average carrying value of approximately $308 thousand per property.
The allowance for loan losses increased by $101 thousand, or 1.5%, to $6.8 million, or 0.95% of total loans, at March 31, 2017, compared to $6.7 million, or 0.96% of total loans, at December 31, 2016. The Company recorded $407 thousand in provision for loan losses for the three months ended March 31, 2017. Additionally, the Company recorded net charge-offs of $306 thousand for the quarter ended March 31, 2017, as compared to $11 thousand in net recoveries for the quarter ended March 31, 2016. The allowance for loan losses as a percentage of non-accrual loans increased to 124.8% at March 31, 2017 from 114.8% at December 31, 2016.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans	$5,448	$5,833
Non-accrual loans to total loans	0.76%	0.84%
Non-performing assets	$8,603	$9,347
Non-performing assets to total assets	0.99%	1.10%
Allowance for loan losses as a % of non-accrual loans	124.76%	114.80%
Allowance for loan losses to total loans	0.95%	0.96%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans at March 31, 2017 were $6.0 million and at December 31, 2016 were $6.6 million.  Impaired loans measured at fair value on a non-recurring basis decreased to $861 thousand on March 31, 2017 from $1.0 million at December 31, 2016.   These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2017 and December 31, 2016, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $587 thousand and $679 thousand at March 31, 2017 and December 31, 2016, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2017,  we had 1 loan relationship comprised of 3 loans totaling $1.4 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At March 31, 2017, the total allowance for loan losses increased by $101 thousand, or 1.5%, to $6.8 million, or 0.95% of total loans as compared to $6.7 million, or 0.96% of total loans, at December 31, 2016. The Company recorded $407 thousand in provision for loan losses for the three months ended March 31, 2017.  Additionally, the Company recorded net charge-offs of $306 thousand for the three months ended March 31, 2017, as compared to $11 thousand in net recoveries for the three months ended March 31, 2016. The allowance for loan losses as a percentage of non-accrual loans increased to 124.8% at March 31, 2017 from 114.8% at December 31, 2016.

The table below presents information regarding our provision and allowance for loan losses for the three months ended March 31, 2017 and 2016:
໿

(Dollars in thousands)	March 31, 2017	March 31, 2016
Balance, beginning of period	$6,696	$5,590
Provision	407	211
Charge-offs	(318)	(28)
Recoveries	12	39
Balance, end of period	$6,797	$5,812

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$92	5.0%	$110	5.8%
Construction	425	5.0%	359	3.6%
Commercial real estate	4,025	67.5%	3,932	68.9%
Residential real estate	925	22.4%	899	21.6%
Consumer and other loans	17	0.1%	19	0.1%
Unallocated	1,313	—%	1,377	—
Total	$6,797	100.0%	$6,696	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $16.6 million at March 31, 2017 and $16.5 million at December 31, 2016.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2017 and December 31, 2016, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch. As of March 31, 2017 deposits originated in that branch were $10.1 million  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $35.7 million, or 5.4%, to $696.6 million at March 31, 2017, from $660.9 million at December 31, 2016.  The increase in deposits was due to increases in interest bearing deposits of $38.0 million, or 7.2%, at March 31, 2017, as compared to December 31, 2016.  Included in the aforementioned deposit total is $82.6 million in deposit balances with a cost of 0.65% attributed to our branch in Oradell, New Jersey, which opened in the beginning of March 2016.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB and an unsecured revolving line of credit (the “LOC”) with Atlantic Community Bankers Bank (“ACBB”).  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $75.8 million and $90.8 million in borrowings at FHLB, at a weighted average interest rate of 2.18% at March 31, 2017 and 1.91% at December 31, 2016.  The long-term borrowings at March 31, 2017 consisted of $50.0 million of fixed rate advances, $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance and $6.0 million of advances with quarterly convertible options that allow the FHLB to change the note rate to a then current market rate.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.   Additionally, the Company entered into the LOC with ACBB in the amount of $5 million with a maturity date of October 1, 2017, and a floating rate of prime plus 50 basis points and a fee of 25 basis points. The LOC funds were contributed to the Bank’s capital in the third quarter of 2016.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2017 was 2.57%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed a private placement of $15 million in fixed-to-floating rate subordinated notes to an institutional investor. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $62.4 million at March 31, 2017, an increase of $2.4 million when compared to December 31, 2016.  The increase was largely due to net income for the three months ended March 31, 2017.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2017, total deposits amounted to $696.6 million, an increase of $35.7 million, or 5.4%, from December 31, 2016. At March 31, 2017 and December 31, 2016, borrowings from FHLB and ACBB and subordinated debentures totaled $108.6 million and $123.6 million, respectively, and represented 12.5% and 14.6% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at March 31, 2017, amounted to $718.8 million, an increase of $23.5 million, or 3.4%, compared to December 31, 2016.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2017, the total of such assets amounted to $7.7 million, or 0.9%, of total assets, compared to $14.6 million, or 1.7%, of total assets at December 31, 2016. Another significant liquidity source is our available for sale securities portfolio.  At March 31, 2017, available for sale securities amounted to $99.8 million, compared to $88.6 million at December 31, 2016.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $86.1 million through its membership in the FHLB and $10.0 million at ACBB at March 31, 2017. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At March 31, 2017, the Bank’s Tier I,  Tier II and Common Equity Tier I (“CET1”) capital ratios were 12.93%, 13.91% and 12.93%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of March 31, 2017, the Bank had a leverage ratio of 10.41%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of March 31, 2017, the Bank had a capital conservation buffer of 5.91%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At March 31, 2017, these unused commitments totaled $130.9 million and consisted of $54.6 million in commitments to grant commercial real estate, construction and land development loans, $26.8 million in home equity lines of credit, $48.5 million in other unused commitments and $898 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

During the first quarter of 2016, the Company entered into interest rate swap agreements with notional amounts totaling $38.5 million, of which all are designated as cash flow hedges. The Company entered into $26.0 million in forward starting interest rate swap agreements to coincide with the maturity of five FHLB Advances over the next 21 months that had an average rate of 4.03%.  The forward interest rate swaps have a term of 10 years at an average fixed rate of 1.97% and will hedge short term wholesale funding.  Additionally, the Company entered into a $12.5 million interest rate swap agreement to coincide with a junior subordinated debt issued by Sussex Capital Trust II, for a term of 10 years at a fixed rate of 3.10%.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2016 Annual Report on Form 10-K.  Additional risk factors that could also impact our future results of operations and financial condition include failure to complete the proposed Merger, the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed Merger, disruption to the parties' businesses as a result of the announcement and pendency of the Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Merger.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the three months ended March 31, 2017.

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

Date: May 10, 2017		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of April 10, 2017, by and between Sussex Bancorp, Sussex Bank and Community Bank of Bergen County, NJ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on April 11, 2017).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Sussex Bancorp for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

_______________________________

*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.