Form 10-Q
period 2017-06-30
SUSSEX BANCORP
filed 2017-08-09
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

As of August 2, 2017 there were 6,040,180 shares of common stock, no par value, outstanding.

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

•
the factors that could also cause actual results to differ materially from current expectations include failure to complete the proposed Merger (as defined herein), the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed Merger, disruption to the parties` businesses as a result of the announcement and pendency of the Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Merger; and

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	June 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$2,762	$2,847
Interest-bearing deposits with other banks	4,888	11,791
Cash and cash equivalents	7,650	14,638

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	98,067	88,611
Securities held to maturity, at amortized cost (fair value of $8,828 and $11,739 at June 30, 2017 and December 31, 2016, respectively)	8,654	11,618
Federal Home Loan Bank Stock, at cost	5,386	5,106

Loans receivable, net of unearned income	772,279	695,257
Less: allowance for loan losses	7,165	6,696
Net loans receivable	765,114	688,561
Foreclosed real estate	1,846	2,367
Premises and equipment, net	8,304	8,728
Accrued interest receivable	2,270	2,058
Goodwill	2,820	2,820
Bank-owned life insurance	21,766	16,532
Other assets	6,850	7,589

Total Assets	$928,827	$848,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$146,380	$132,434
Interest bearing	564,107	528,487
Total deposits	710,487	660,921
Short-term borrowings	39,150	29,805
Long-term borrowings	55,000	66,000
Accrued interest payable and other liabilities	4,080	4,090
Subordinated debentures	27,843	27,840

Total Liabilities	836,560	788,656

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 6,041,002 and 4,741,068 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	65,199	36,538
Deferred compensation obligation under Rabbi Trust	(1,352)	(1,383)
Retained earnings	26,028	23,291
Accumulated other comprehensive income	1,040	243
Stock held by Rabbi Trust	1,352	1,383

Total Stockholders' Equity	92,267	60,072

Total Liabilities and Stockholders' Equity	$928,827	$848,728
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2017	2016	2017	2016
INTEREST INCOME
Loans receivable, including fees	$7,876	$6,459	$15,474	$12,604
Securities:
Taxable	344	344	685	720
Tax-exempt	316	190	629	391
Interest bearing deposits	6	6	22	10
Total Interest Income	8,542	6,999	16,810	13,725
INTEREST EXPENSE
Deposits	852	636	1,569	1,211
Borrowings	479	448	960	885
Subordinated debentures	316	98	637	166
Total Interest Expense	1,647	1,182	3,166	2,262
Net Interest Income	6,895	5,817	13,644	11,463
PROVISION FOR LOAN LOSSES	380	385	787	596
Net Interest Income after Provision for Loan Losses	6,515	5,432	12,857	10,867
OTHER INCOME
Service fees on deposit accounts	285	256	538	481
ATM and debit card fees	200	200	380	387
Bank-owned life insurance	128	75	234	151
Insurance commissions and fees	1,143	1,039	2,890	2,760
Investment brokerage fees	—	50	3	77
Net (loss) gain on sales of securities	(30)	105	77	272
Net (loss) on disposal of premises and equipment	—	(6)	—	(19)
Other	92	107	173	241
Total Other Income	1,818	1,826	4,295	4,350
OTHER EXPENSES
Salaries and employee benefits	3,677	3,076	7,235	6,429
Occupancy, net	456	512	956	936
Data processing	521	548	1,078	1,097
Furniture and equipment	234	283	474	516
Advertising and promotion	89	86	195	191
Professional fees	198	177	475	351
Director fees	89	160	196	219
FDIC assessment	93	121	144	241
Insurance	66	73	132	146
Stationary and supplies	44	50	76	102
Merger-related expenses	481	—	481	—
Loan collection costs	28	53	52	85
Net expenses and write-downs related to foreclosed real estate	32	144	77	219
Other	518	315	932	676
Total Other Expenses	6,526	5,598	12,503	11,208
Income before Income Taxes	1,807	1,660	4,649	4,009
EXPENSE FOR INCOME TAXES	603	551	1,434	1,326
Net Income	1,204	1,109	3,215	2,683
OTHER COMPREHENSIVE INCOME:
Unrealized gains on available for sale securities arising during the period	1,144	1,576	1,820	2,561
Fair value adjustments on derivatives	(455)	(1,149)	(415)	(1,549)
Reclassification adjustment for net loss (gain) on securities transactions included in net income	30	(105)	(77)	(272)
Income tax related to items of other comprehensive (loss) income	(287)	(129)	(531)	(296)
Other comprehensive income, net of income taxes	432	193	797	444
Comprehensive income	$1,636	$1,302	$4,012	$3,127
EARNINGS PER SHARE
Basic	$0.25	$0.24	$0.68	$0.59
Diluted	$0.25	$0.24	$0.67	$0.58
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2017 and 2016
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2015	4,646,238	$35,927	—	$18,520	$86	—	$(592)	$53,941
Net income	—	—	—	2,683	—	—	—	2,683
Other comprehensive income	—	—	—	—	444	—	—	444
Treasury shares purchased	(2,127)	—	—	—	—	—	(26)	(26)
Options exercised	449		—	—	—	—	2	2
Common stock issued	—	2	—	—	—	—	—	2
Restricted stock granted	38,022	—	—	—	—	—	—	—
Restricted stock forfeited	(1,885)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	212	—	—	—	—	—	212
Dividends declared on common stock ($0.08 per share)	—	—	—	(372)	—	—	—	(372)
Balance June 30, 2016	4,680,697	$36,141	$—	$20,831	$530	$—	$(616)	$56,886

Balance December 31, 2016	4,741,068	$36,538	(1,383)	$23,291	$243	1,383	$—	$60,072
Net income	—	—	—	3,215	—		—	3,215
Other comprehensive income	—	—	—	—	797	—	—	797
Funding of Supplemental Director Retirement Plan	—	—	31	—	—	(31)	—	—
Options exercised	—	—	—	—	—		—	—
Proceeds of capital raise (net of capitalized costs of $187 thousand)	1,249,999	28,313	—	—	—	—	—	28,313
Restricted stock granted	53,170	—	—	—	—		—	—
Restricted stock forfeited	(3,235)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	348	—	—	—		—	348
Dividends declared on common stock ($0.10 per share)	—	—	—	(478)	—		—	(478)
Balance June 30, 2017	6,041,002	$65,199	$(1,352)	$26,028	$1,040	$1,352	$—	$92,267
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$3,215	$2,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	787	596
Depreciation and amortization	538	546
Net amortization of securities premiums and discounts	849	810
Amortization of subordinated debt issuance costs	3	—
Net realized gain on sale of securities	(77)	(272)
Net realized loss on disposal of premises and equipment	—	19
Net realized gain on sale of foreclosed real estate	(13)	(12)
Write-downs of and provisions for foreclosed real estate	49	123
Deferred income tax benefit	(342)	(324)
Earnings on bank-owned life insurance	(234)	(151)
Compensation expense for stock options and stock awards	348	212
(Increase) decrease in assets:
Accrued interest receivable	(212)	(602)
Other assets	135	(1,167)
(Decrease) increase in accrued interest payable and other liabilities	(10)	622
Net Cash Provided by Operating Activities	5,036	3,083
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(33,658)	(22,184)
Sales	20,709	18,745
Maturities, calls and principal repayments	4,477	4,175
Securities held to maturity:
Purchases	(105)	(555)
Sales	—	1,008
Maturities, calls and principal repayments	3,056	716
Net increase in loans	(77,473)	(97,613)
Proceeds from the sale of foreclosed real estate	618	892
Purchases of bank premises and equipment	(114)	(783)
Proceeds from the sale of premises and equipment	—	5
Purchase of bank owned life insurance	(5,000)	—
Net increase in Federal Home Loan Bank stock	(280)	(1,103)
Net Cash Used in Investing Activities	(87,770)	(96,697)
Cash Flows from Financing Activities
Net increase in deposits	49,566	76,968
Net decrease in short-term borrowed funds	9,345	18,225
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(11,000)	—
Net proceeds from capital raise	28,313	—
Purchase of treasury stock	—	(26)
Proceeds from exercise of stock options	—	2
Net proceeds from issuance of common stock	—	2
Dividends paid	(478)	(372)
Net Cash Provided by Financing Activities	75,746	99,799
Net (Decrease) increase in Cash and Cash Equivalents	(6,988)	6,185
Cash and Cash Equivalents - Beginning	14,638	6,120
Cash and Cash Equivalents - Ending	$7,650	$12,305

Supplementary Cash Flows Information
Interest paid	$3,169	$2,168
Income taxes paid	$1,828	$2,060

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$133	$651
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Sussex Bancorp (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary Sussex Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC, and Tri-State Insurance Agency, Inc. (“Tri-State”), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  Tri-State’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates eleven banking offices: eight located in Sussex County, New Jersey, one located in Bergen County, New Jersey, one located in Warren County, New Jersey, and one in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) May 2016 (ASU 2016-12), December 2016 (ASU 2016-20) and February 2017 (ASU 2017-05), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in ASU 2014-09 are effective for public business entities for annual periods beginning after December 15, 2017. The Company currently believes the impact of adopting the standard, as modified and augmented by subsequently issued pronouncements, will not be material to either past or future periods as it relates to the Company's core banking revenue streams, but is still evaluating the potential impact the new standard will have on noninterest income components.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements issued in ASU 2016-09. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.
The Company`s adoption of the ASU did not have a significant impact on the Company`s consolidated financial statements. The effective tax rate decreased 2.2% to 30.9% from 33.1% for the six months ended June 30, 2017 and 2016, respectively. The Company expects the annualized tax rate going forward to be minimally impacted by the adoption of the ASU.

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

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company`s adoption of the ASU will not have a significant impact on the Company's consolidated financial statements.

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

NOTE 2 – ACQUISITIONS AND STOCK OFFERING

On April 11, 2017, we announced the signing of a definitive merger agreement to acquire Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Merger”). Under the terms of the agreement, Community will be merged with and into Sussex Bank, with Sussex Bank being the surviving entity and each outstanding share of Community common stock will be exchanged for 0.97 shares of Sussex Bancorp's common stock. The transaction is expected to close in the third quarter of 2017, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of Sussex Bancorp and Community. Based on financials as of December 31, 2016, the combined company will have approximately $1.2 billion in assets, $925 million in gross loans, and $965 million in deposits upon completion of the transaction. Included in the Company`s second quarter and year-to-date non-interest expense was $481 thousand in non-recurring expenses related to the Merger, largely legal and other professional fees. The Company expects to incur related non-recurring costs through the closing of the Merger.

On June 21, 2017, we announced the closing of an underwritten public offering of 1,136,363 shares of the Company’s common stock at a public offering price of $24.00 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 113,636 shares of its common stock, which was exercised in full by the Underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the Underwriters’ option) after deducting underwriting discounts and commissions was $28.3 million, which will be used for general corporate purposes. The Company estimates it will incur an additional $300 thousand in unbilled offering expenses; such expenses will reduce net proceeds.

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of June 30, 2017 and December 31, 2016 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government agencies	$16,960	$60	$(27)	$16,993
State and political subdivisions	42,300	1,040	(267)	43,073
Mortgage-backed securities -
U.S. government-sponsored enterprises	36,306	146	(484)	35,968
Corporate Debt	2,000	33	—	2,033
	$97,566	$1,279	$(778)	$98,067

December 31, 2016
U.S. government agencies	$13,115	$29	$(57)	$13,087
State and political subdivisions	41,255	203	(770)	40,688
Mortgage-backed securities -
U.S. government-sponsored enterprises	33,483	126	(755)	32,854
Corporate Debt	2,000	—	(18)	1,982
	$89,853	$358	$(1,600)	$88,611

Securities with a carrying value of approximately $44.5 million and $34.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	199	200
Due after five years through ten years	5,419	5,481
Due after ten years	38,682	39,425
Total bonds and obligations	44,300	45,106
U.S. government agencies	16,960	16,993
Mortgage-backed securities:
U.S. government-sponsored enterprises	36,306	35,968
Total available for sale securities	$97,566	$98,067

Gross gains on sales of securities available for sale were $19 thousand and gross realized losses were $49 thousand for the three months ended June 30, 2017. Gross realized gains on sales of securities available for sale were $97 thousand and there were no gross realized losses for the three months ended June 30, 2016.

Gross gains on sales of securities available for sale were $165 thousand and $264 thousand and gross losses were $88 and less than $1 thousand for the six months ended June 30, 2017 and 2016, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
U.S. government agencies	$5,166	$(27)	$—	$—	$5,166	$(27)
State and political subdivisions	11,915	(267)	—	—	11,915	(267)
Mortgage-backed securities -
U.S. government-sponsored enterprises	15,875	(363)	9,426	(121)	25,301	(484)
Total temporarily impaired securities	$32,956	$(657)	$9,426	$(121)	$42,382	$(778)

December 31, 2016
U.S. government agencies	$4,952	$(15)	$2,126	$(42)	$7,078	$(57)
State and political subdivisions	23,989	(770)	—	—	23,989	(770)
Mortgage-backed securities -
U.S. government-sponsored enterprises	23,299	(752)	639	(3)	23,938	(755)
Corporate Debt	1,982	(18)	—	—	1,982	(18)
Total temporarily impaired securities	$54,222	$(1,555)	$2,765	$(45)	$56,987	$(1,600)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2017, we reviewed our available for sale securities portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At June 30, 2017 and December 31, 2016, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2017, there were three securities with a fair value of $5.2 million that had an unrealized loss that amounted to $27 thousand.  As of June 30, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at June 30, 2017 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2016, there were five securities with a fair value of $7.1 million that had an unrealized loss that amounted to $57 thousand.

State and Political Subdivisions
At June 30, 2017 and December 31, 2016, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2017, there were twelve securities with a fair value of $11.9 million that had an unrealized loss that amounted to $267 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2016, there were thirty-one securities with a fair value of $24.0 million that had an unrealized loss that amounted to $770 thousand.

Mortgage-Backed Securities
At June 30, 2017 and December 31, 2016, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2017, there were sixteen securities with a fair value of $25.3 million that had an unrealized loss that amounted to $484 thousand.  As of June 30, 2017,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June 30, 2017 were deemed to be OTTI.

At December 31, 2016, there were sixteen securities with a fair value of $23.9 million that had an unrealized loss that amounted to $755 thousand.

Corporate Debt
At June 30, 2017, there were no securities that had an unrealized loss. These securities typically have maturity dates greater than five years and the fair values are more sensitive to changes in market interest rates. As of June 30, 2017, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt as June 30, 2017, were deemed to be other-than-temporarily-impaired.

At December 31, 2016, there was one security with a fair value of $2.0 million that had an unrealized loss that amounted to $18 thousand.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of June 30, 2017 and December 31, 2016 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
State and political subdivisions	$8,654	$174	$—	$8,828
December 31, 2016
State and political subdivisions	$11,618	$123	$(2)	$11,739

During the three months and the six months ended June 30, 2016, the Company sold a security out of its held to maturity portfolio due to continued credit deterioration. The gross realized gain on the sale of the security was $8 thousand for the three months and six months ended June 30, 2016.

The amortized cost and carrying value of securities held to maturity at June 30, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,813	$5,813
Due after one year through five years	—	—
Due after five years through ten years	1,804	1,881
Due after ten years	1,037	1,134
Total held to maturity securities	$8,654	$8,828

Temporarily Impaired Securities
For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2017, we did not have any held to maturity investments with unrealized losses. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2016, there were two securities with a fair value of $789 thousand that had an unrealized loss of $2 thousand.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
State and political subdivisions	$789	$(2)	$—	$—	$789	$(2)
Total temporarily impaired securities	$789	$(2)	$—	$—	$789	$(2)

NOTE 4 – LOANS

The composition of net loans receivable at June 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Commercial and industrial	$40,802	$40,280
Construction	41,213	25,360
Commercial real estate	526,054	479,227
Residential real estate	164,181	150,237
Consumer and other	967	1,038
Total loans receivable	773,217	696,142
Unearned net loan origination fees	(938)	(885)
Allowance for loan losses	(7,165)	(6,696)
Net loans receivable	$765,114	$688,561

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $244 thousand and $249 thousand at June 30, 2017 and December 31, 2016, respectively. Mortgage servicing rights were immaterial at June 30, 2017 and December 31, 2016.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and six months ended June 30, 2017 and 2016:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
June 30, 2017
Beginning balance	$92	$425	$4,025	$925	$17	$1,313	$6,797
Charge-offs	—	—	—	(8)	(8)	—	(16)
Recoveries	—	—	2	1	1	—	4
Provision	109	53	216	(1)	10	(7)	380
Ending balance	$201	$478	$4,243	$917	$20	$1,306	$7,165

June 30, 2016
Beginning balance	$98	$267	$3,847	$908	$121	$571	$5,812
Charge-offs	(138)	—	(65)	(25)	—	—	(228)
Recoveries	9	—	3	6	1	—	19
Provision	230	(59)	235	25	(105)	59	385
Ending balance	$199	$208	$4,020	$914	$17	$630	$5,988

Six Months Ended:
June 30, 2017
Beginning balance	$110	359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(266)	(42)	(13)	—	(334)
Recoveries	—	—	4	9	3	—	16
Provision	104	119	573	51	11	(71)	787
Ending balance	$201	$478	$4,243	$917	$20	$1,306	$7,165

June 30, 2016
Beginning balance	$85	220	$3,646	$784	$87	$768	$5,590
Charge-offs	(138)	—	(65)	(34)	(19)	—	(256)
Recoveries	16	—	34	6	2	—	58
Provision	236	(12)	405	158	(53)	(138)	596
Ending balance	$199	$208	$4,020	$914	$17	$630	$5,988

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2017 and December 31, 2016 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2017
Commercial and industrial	$201	$—	$201	$40,802	$20	$40,782
Construction	478	—	478	41,213	—	41,213
Commercial real estate	4,243	28	4,221	526,054	4,509	521,545
Residential real estate	917	—	917	164,181	2,038	162,143
Consumer and other loans	20	—	20	967	—	967
Unallocated	1,306	—	—	—	—	—
Total	$7,165	$28	$5,837	$773,217	$6,567	$766,650

December 31, 2016
Commercial and industrial	$110	$14	$96	$40,280	$33	$40,247
Construction	359	—	359	25,360	—	25,360
Commercial real estate	3,932	135	3,797	479,227	4,597	474,630
Residential real estate	899	6	893	150,237	1,967	148,270
Consumer and other loans	19	—	19	1,038	—	1,038
Unallocated	1,377	—	—	—	—	—
Total	$6,696	$155	$5,164	$696,142	$6,597	$689,545

An age analysis of loans receivable, which were past due as of June 30, 2017 and December 31, 2016, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2017
Commercial and industrial	$—	$—	$1,020	$1,020	$39,782	$40,802	$1,000
Construction	—	—	—	—	41,213	41,213	—
Commercial real estate	355	—	5,282	5,637	520,417	526,054	1,229
Residential real estate	161	—	1,550	1,711	162,470	164,181	—
Consumer and other	5	—	—	5	962	967	—
Total	$521	$—	$7,852	$8,373	$764,844	$773,217	$2,229

December 31, 2016
Commercial and industrial	$—	$—	$137	$137	$40,143	$40,280	$104
Construction	—	—	309	309	25,051	25,360	309
Commercial real estate	84	719	4,103	4,906	474,321	479,227	55
Residential real estate	786	247	1,752	2,785	147,452	150,237	—
Consumer and other	4	—	—	4	1,034	1,038	—
Total	$874	$966	$6,301	$8,141	$688,001	$696,142	$468
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at June 30, 2017 and December 31, 2016 were:
໿

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$20	$33
Commercial real estate	4,053	4,048
Residential real estate	1,550	1,752
Total	$5,623	$5,833

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2017 and December 31, 2016: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial and industrial	$40,684	$98	$20	$—	$40,802
Construction	41,213	—	—	—	41,213
Commercial real estate	510,655	6,461	8,938	—	526,054
Residential real estate	161,400	464	2,317	—	164,181
Consumer and other	967	—	—	—	967
	$754,919	$7,023	$11,275	$—	$773,217

December 31, 2016
Commercial and industrial	$40,247	$—	$33	$—	$40,280
Construction	25,360	—	—	—	25,360
Commercial real estate	463,889	7,461	7,877	—	479,227
Residential real estate	147,526	584	2,127	—	150,237
Consumer and other	1,038	—	—	—	1,038
	$678,060	$8,045	$10,037	$—	$696,142

The following table reflects information about our impaired loans by class as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$20	$20	$—	$19	$19	$—
Commercial real estate	4,183	4,442	—	2,324	2,324	—
Residential real estate	2,038	2,076	—	1,604	1,629	—

With an allowance recorded:
Commercial and industrial	—	—	—	14	14	14
Commercial real estate	326	326	28	2,273	2,364	135
Residential real estate	—	—	—	363	363	6

Total:
Commercial and industrial	20	20	—	33	33	14
Commercial real estate	4,509	4,768	28	4,597	4,688	135
Residential real estate	2,038	2,076	—	1,967	1,992	6
	$6,567	$6,864	$28	$6,597	$6,713	$155

໿

The following tables presents the average recorded investment and income recognized for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$20	$—
Commercial real estate	3,237	8	2,113	5
Residential real estate	1,742	8	1,123	2
Total impaired loans without a related allowance	4,999	16	3,256	7

With an allowance recorded:
Commercial real estate	1,168	—	2,701	8
Residential real estate	134	—	239	—
Total impaired loans with an allowance	1,302	—	2,940	8
Total impaired loans	$6,301	$16	$6,196	$15

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$20	$—
Commercial real estate	2,560	8	2,230	13
Residential real estate	1,544	9	1,035	3
Total impaired loans without a related allowance	4,124	17	3,285	16

With an allowance recorded:
Commercial and industrial	3	—	—	—
Commercial real estate	1,879	8	2,680	16
Residential real estate	200	—	577	—
Consumer and other	—	—	111	—
Total impaired loans with an allowance	2,082	8	3,368	16
Total impaired loans	$6,206	$25	$6,653	$32

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
June 30, 2017
Performing	$456	$488	$944
Non-performing	2,232	249	2,481
Total	$2,688	$737	$3,425

December 31, 2016
Performing	$550	$129	$679
Non-performing	2,258	—	2,258
Total	$2,808	$129	$2,937

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2017, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There were three troubled debt restructuring in the amount of $637 thousand that occurred during the three and six months ended June 30, 2017.  There were no troubled debt restructuring that occurred during the three and six months ended June 30, 2016. The following table summarizes troubled debt restructuring that occurred during the three and six months ended June 30, 2017.
໿

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	3	$637	$615

There were no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended June 30, 2017 and 2016.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2017 and December 31, 2016, we did not hold any foreclosed residential real estate properties. In addition, as of June 30, 2017 and December 31, 2016, respectively, we had consumer loans with a carrying value of $640 thousand and $666 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

NOTE 6 – EARNINGS PER SHARE

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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		4,823,697			4,590,480
Shares held by Rabbi Trust		96,736			—
Shares liability under deferred compensation agreement		(96,736)			—
Basic earnings per share:
Net earnings applicable to common stockholders	$1,204	4,823,697	$0.25	$1,109	4,590,480	$0.24
Effect of dilutive securities:
Unvested stock awards	—	44,837		—	26,561
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,204	4,868,534	$0.25	$1,109	4,617,041	$0.24

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		4,755,018			4,584,536
Shares held by Rabbi Trust		96,736			—
Shares liability under deferred compensation agreement		(96,736)			—
Basic earnings per share:
Net earnings applicable to common stockholders	$3,215	4,755,018	$0.68	$2,683	4,584,536	$0.59
Effect of dilutive securities:
Unvested stock awards	—	39,651		—	25,640
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$3,215	4,794,669	$0.67	$2,683	4,610,176	$0.58

໿
There were 5,845 and 57,038 shares of unvested restricted stock awards and options outstanding during the three months ended June 30, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There were 14,323 and 64,238 shares of unvested restricted stock awards and options outstanding during the six months ended June 30, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 7 – OTHER COMPREHENSIVE  INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$1,144	$457	$687	$1,576	$630	$946
Fair value adjustments on derivatives	(455)	(182)	(273)	(1,149)	(459)	(690)
Reclassification adjustment for net losses (gains) on securities transactions included in net income	30	12	18	(105)	(42)	(63)
Total other comprehensive income	$719	$287	$432	$322	$129	$193

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$1,820	$727	$1,093	$2,561	$1,024	$1,537
Fair value adjustments on derivatives	(415)	(166)	(249)	(1,549)	(619)	(930)
Reclassification adjustment for net gains on securities transactions included in net income	(77)	(30)	(47)	(272)	(109)	(163)
Total other comprehensive income	$1,328	$531	$797	$740	$296	$444

NOTE 8 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$6,895	$—	$6,895	$5,817	$—	$5,817
Other income from external sources	675	1,143	1,818	781	1,045	1,826
Depreciation and amortization	258	7	265	281	7	288
Income before income taxes	1,627	180	1,807	1,556	104	1,660
Income tax expense (1)	531	72	603	509	42	551
Total assets	922,510	6,317	928,827	783,239	6,573	789,812

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$13,644	$—	$13,644	$11,463	$—	$11,463
Other income from external sources	1,405	2,890	4,295	1,567	2,783	4,350
Depreciation and amortization	525	13	538	533	13	546
Income before income taxes	3,649	1,000	4,649	3,070	939	4,009
Income tax expense (1)	1,034	400	1,434	950	376	1,326
Total assets	922,510	6,317	928,827	783,239	6,573	789,812
(1) Insurance Services calculated at statutory tax rate of 40% .

NOTE 9 – STOCK-BASED COMPENSATION

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

Information regarding our stock option plans for the six months ended June 30, 2017 is as follows:
໿

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	7.9	$915,957
Options exercisable, end of quarter	22,405	$10.69	7.7	$305,968
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83

The following table summarizes information about stock option assumptions:
໿

2016
Expected dividend yield	1.25%
Expected volatility	22.72%
Risk-free interest rate	1.71%
Expected option life	7.5 years

During the three months ended June 30, 2017 and 2016, we expensed $12 thousand and $13 thousand, respectively, in stock-based compensation under stock option awards.

During the six months ended June 30, 2017 and 2016, we expensed $25 thousand and $24 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the six months ended June 30, 2017. The weighted average grant date fair values of options granted during the six months ended June 30, 2016, were  $3.37 per share. Expected future expense relating to the unvested options outstanding as of June 30, 2017 is $1.3 million over a weighted average period of 3.8 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the six months ended June 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	80,743	$10.51
Granted	53,170	21.98
Forfeited	(3,235)	11.27
Vested	(41,535)	9.06
Unvested restricted stock, end of period	89,143	$18.00

During the three months ended June 30, 2017 and 2016, we expensed $172 thousand and $98 thousand, respectively, in stock-based compensation under restricted stock awards. During the six months ended June 30, 2017 and 2016, we expensed $323 thousand and $188 thousand, respectively, in stock-based compensation under restricted stock awards.

At June 30, 2017, unrecognized compensation expense for unvested restricted stock was $1.3 million, which is expected to be recognized over an average period of 2.7 years.

NOTE 10 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of June 30, 2017, we  had $974 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2017, for guarantees under standby letters of credit issued is not material.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of June 30, 2017 and December 31, 2016:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2017
U.S. government agencies	$16,993	$—	$16,993	$—
State and political subdivisions	43,073	—	43,073	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	35,968	—	35,968	—
Corporate debt	2,033	—	2,033	—
Derivative instruments
Interest rate swaps	1,232	—	1,232	—

December 31, 2016
U.S. government agencies	$13,087	$—	$13,087	$—
State and political subdivisions	40,688	—	40,688	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	32,854	—	32,854	—
Corporate debt	1,982	—	1,982	—
Derivative instruments
Interest rate swaps	1,647	—	1,647	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2017
Impaired loans	$799	$—	$—	$799
Foreclosed real estate	194	—	—	194

December 31, 2016
Impaired loans	$1,001	$—	$—	$1,001
Foreclosed real estate	1,716	—	—	1,716

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2017
Impaired loans	$799	Appraisal of	Appraisal	0% to 0%
		collateral	adjustments (1)	(0%)

Foreclosed real estate	194	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2016
Impaired loans	$1,001	Appraisal of	Appraisal	0% to -27.3%
		collateral	adjustments (1)	(-2.5%)

Foreclosed real estate	1,716	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2017 and December 31, 2016:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $799 thousand and $1.0 million at June 30, 2017 and December 31, 2016,  respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended June 30, 2017 and December 31, 2016, respectively.

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

The fair value of the Company`s derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

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

The fair values of our financial instruments at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,650	$7,650	$7,650	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	98,067	98,067	—	98,067	—
Securities held to maturity	8,654	8,828	—	8,828	—
Federal Home Loan Bank stock	5,386	5,386	—	5,386	—
Loans receivable, net of allowance	765,114	747,475	—	—	747,475
Accrued interest receivable	2,270	2,270	—	2,270	—
Interest rate swaps	1,232	1,232	—	1,232	—

Financial liabilities:
Non-maturity deposits	554,135	554,135	—	554,135	—
Time deposits	156,352	155,790	—	155,790	—
Short-term borrowings	39,150	39,143	39,143	—	—
Long-term borrowings	55,000	53,657	—	53,657	—
Subordinated debentures	27,843	25,176	—	25,176	—
Accrued interest payable	361	361	—	361	—

	December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,638	$14,638	$14,638	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	88,611	88,611	—	88,611	—
Securities held to maturity	11,618	11,739	—	11,739	—
Federal Home Loan Bank stock	5,106	5,106	—	5,106	—
Loans receivable, net of allowance	688,561	672,912	—	—	672,912
Accrued interest receivable	2,058	2,058	—	2,058	—
Interest rate swaps	1,647	1,647	—	1,647	—

Financial liabilities:
Non-maturity deposits	479,025	479,025	—	479,025	—
Time deposits	181,896	181,346	—	181,346	—
Short-term borrowings	29,805	29,805	29,805	—	—
Long-term borrowings	66,000	66,388	—	66,388	—
Subordinated debentures	27,840	24,519	—	24,519	—
Accrued interest payable	364	364	—	364	—

NOTE 12 – DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three and six months ended June 30, 2017 and 2016, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$528	Other Assets	March 15, 2026
December 15, 2016	5,000	124	Other Assets	December 15, 2026
June 15, 2017	6,000	126	Other Assets	June 15, 2027
December 15, 2017	10,000	315	Other Assets	December 15, 2027
December 15, 2017	5,000	139	Other Assets	December 15, 2027

Total	$38,500	$1,232

	December 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$629	Other Assets	March 15, 2026
December 15, 2016	5,000	163	Other Assets	December 15, 2026
June 15, 2017	6,000	201	Other Assets	June 15, 2027
December 15, 2017	10,000	448	Other Assets	December 15, 2027
December 15, 2017	5,000	206	Other Assets	December 15, 2027

Total	$38,500	$1,647

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended June 30, 2017 and 2016:
໿

	Three Months Ended June 30, 2017
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(74)	Not applicable	$—
December 15, 2016	(31)	Not applicable	—
June 15, 2017	(46)	Not applicable	—
December 15, 2017	(81)	Not applicable	—
December 15, 2017	(41)	Not applicable	—

Total	$(273)		$—

	Three Months Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(168)	Not applicable	$—
December 15, 2016	(53)	Not applicable	—
June 15, 2017	(68)	Not applicable	—
December 15, 2017	(165)	Not applicable	—
December 15, 2017	(75)	Not applicable	—

Total	$(529)		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(61)	Not applicable	$—
December 15, 2016	(23)	Not applicable	—
June 15, 2017	(45)	Not applicable	—
December 15, 2017	(80)	Not applicable	—
December 15, 2017	(40)	Not applicable	—

Total	$(249)		$—

	Six Months Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(232)	Not applicable	$—
December 15, 2016	(150)	Not applicable	—
June 15, 2017	(182)	Not applicable	—
December 15, 2017	(236)	Not applicable	—
December 15, 2017	(129)	Not applicable	—

Total	$(929)		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company`s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

As required under the master netting arrangement with its derivatives counterparty, the Company received financial collateral from its counterparty totaling $1.0 million at June 30, 2017 that was not included as an offsetting amount.

໿

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the six months ended June 30, 2017.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Overview – For the quarter ended June 30, 2017, the Company reported net income of $1.2 million, or $0.25 per basic and diluted share, as compared to net income of $1.1 million, or $0.24 per basic and diluted share, for the same period last year. The increase in net income for the quarter ended June 30, 2017 was driven by a $1.1 million, or 18.5%, increase in net interest income resulting from strong loan and deposit growth of 20.6% and 19.4%, respectively, partially offset by a $465 thousand increase in interest expense mostly related to the $15.0 million private placement of subordinated notes (the “subordinated notes”) completed in the fourth quarter of 2016 and an increase in interest expense related to increased interest bearing deposits. The aforementioned was partly offset by an increase in non-interest expenses of $928 thousand mostly due to costs to support the Company’s growth, expenses related to the Merger and the Form S-3 registration statement (“S-3 registration”). Excluding Merger related expenses net of tax and expenses related to the S-3 registration net of tax, net income increased $485 thousand, or 43.7% for the quarter ended June 30, 2017. The following table summarizes net income excluding Merger related expenses for the quarter ended June 30, 2017 and 2016:

SUSSEX BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Net income (GAAP)	$1,204	$1,109
Merger related expenses net of tax (1)	345	—
S-3 Registration filing expenses net of tax (1)	45	—
Net income, as adjusted	$1,594	$1,109

(1) Merger related expense net of tax expense of $136 thousand; S-3 registration filing net of tax expense of $30 thousand.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2017 and 2016:
໿

	Three Months Ended June 30,
(Dollars in thousands)	2017			2016
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$45,892	$477	4.17%	$29,106	$284	3.91%
Taxable	66,467	344	2.08%	69,204	344	1.99%
Total securities	112,359	821	2.93%	98,310	628	2.56%
Total loans receivable (1) (4)	739,837	7,876	4.27%	607,983	6,459	4.26%
Other interest-earning assets	7,110	6	0.34%	9,375	6	0.26%
Total earning assets	859,306	$8,703	4.06%	$715,668	$7,093	3.98%

Non-interest earning assets	45,352			39,713
Allowance for loan losses	(6,956)			(5,881)
Total Assets	$897,702			$749,500

Sources of Funds:
Interest bearing deposits:
NOW	$182,345	$130	0.29%	$143,840	$80	0.22%
Money market	101,079	226	0.90%	36,842	38	0.41%
Savings	138,403	72	0.21%	138,546	72	0.21%
Time	157,283	424	1.08%	158,408	446	1.13%
Total interest bearing deposits	579,110	852	0.59%	477,636	636	0.53%
Borrowed funds	79,260	479	2.42%	81,712	448	2.20%
Junior subordinated debentures	27,842	316	4.55%	12,887	98	3.05%
Total interest bearing liabilities	686,212	$1,647	0.96%	$572,235	$1,182	0.83%

Non-interest bearing liabilities:
Demand deposits	140,493			115,319
Other liabilities	4,364			5,448
Total non-interest bearing liabilities	144,857			120,767
Stockholders' equity	66,633			56,498
Total Liabilities and Stockholders' Equity	$897,702			$749,500

Net Interest Income and Margin(5)		7,056	3.29%		5,911	3.31%
Tax-equivalent basis adjustment		(161)			(94)
Net Interest Income		$6,895			$5,817

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full tax equivalent basis, using a 34% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
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

Net interest income on a fully tax equivalent basis increased $1.1 million, or 19.4%, to $7.1 million for the second quarter of 2017, as compared to $5.9 million for the same period in 2016. The increase in net interest income was largely due to a $143.6 million, or 20.1%, increase in average interest earning assets, principally loans receivable, which increased $131.9 million, or 21.7%. The improvement in net interest income was partly offset by a decline in the net interest margin of 2 basis points to 3.29% for the second quarter of 2017, as compared to the same period in 2016. The net interest margin decrease was mostly attributed to higher interest expense related to the private placement of $15.0 million of subordinated notes completed in the fourth quarter of 2016 and an increase in the interest rate paid on money market deposits.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.6 million, or 22.7%, to $8.7 million for the quarter ended June 30, 2017, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $143.6 million for the quarter ended June 30, 2017, as compared to the same period in 2016.

Our total interest income earned on loans receivable increased $1.4 million, or 21.9%, to $7.9 million for the second quarter of 2017, as compared to the same period in 2016.  The increase was driven by an increase in average balance of loans receivable of $131.9 million, or 21.7%, for the three months ended June 30, 2017, as compared to the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $193 thousand, to $821 thousand for the quarter ended June 30, 2017 from $628 thousand for the same period in 2016.  The increase in interest income earned on securities was mainly due to a 57.7% increase on the average balance. The average yield for the quarter ended June 30, 2017 increased 37 basis points to 2.93% as compared to the same period in 2016.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets was $6 thousand for the second quarter of 2017 and 2016, respectively.  The average balances in other interest-earning assets decreased $2.3 million to $7.1 million in the second quarter of 2017 from $9.4 million during the second quarter a year earlier.  Despite the decline in average balance, interest income remained at $6 thousand for the second quarter of 2017 due to an eight basis point increase in the average yield to 0.34% as compared to 0.26% in the same period in 2016 which was mainly driven by the deposits held at the Federal Reserve Bank.

Interest Expense – Our interest expense for the three months ended June 30, 2017 increased $465 thousand, or 39.3%, to $1.6 million from $1.2 million for the same period in 2016.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $114.0 million, or 19.9%, to $686.2 million for the second quarter of 2017 from $572.2 million for the same period in 2016.

Our interest expense on deposits increased $216 thousand, or 34.0%, for the quarter ended June 30, 2017, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $101.5 million during the second quarter of 2017, as compared to the same period in 2016.  The net interest margin decrease was mostly attributed to higher interest expense related to the subordinated notes and an increase in interest rate paid on money market deposits.

Our interest expense on borrowed funds increased $31 thousand, or 6.9%, for the quarter ended June 30, 2017, as compared to the same period last year.  The increase was largely attributed to a twenty two basis point increase in the average rate to 2.42% as compared to 2.20% in the same period in 2016. The increase was partially offset by a $2.5 million decrease in the average balance of borrowed funds during the second quarter of 2017, as compared to the same period in 2016.

Our interest expense on all of the Company`s subordinated debt increased $218 thousand, or 222.5%, for the quarter ended June 30, 2017, as compared to the same period last year. The increase was mainly attributed to the increased average balance of subordinated notes.

Provision for Loan Losses – Provision for loan losses decreased $5 thousand to $380 thousand for the second quarter of 2017, as compared to $385 thousand for the same period last year.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income decreased $8 thousand, or 0.4%, to $1.8 million for the second quarter of 2017, as compared to the same period last year. The decrease was principally due to a reduction in gain on sales of securities of approximately $135 thousand to a net loss of $30 thousand for the second quarter 2017. The aforementioned was partly offset by growth of $104 thousand in insurance commissions and fees relating to Tri-State Insurance Agency.
Non-Interest Expense – Our non-interest expenses increased $928 thousand, or 16.6%, to $6.5 million for the second quarter of 2017, as compared to the same period last year. The increase for the second quarter of 2017, as compared to the same period in 2016, was largely due to increases in salaries and employee benefits of $601 thousand and expenses of $481 thousand related to the Merger.
The increase in salaries and employee benefits for the three months ended June 30, 2017 as compared to the same periods in 2016 was largely due to an increase in personnel to support our growth.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $603 thousand for the three months ended June 30, 2017, compared to $551 thousand for the three months ended June 30, 2016.  Our effective tax rate was 33.4% and 33.2% for the quarters ended June 30, 2017 and 2016, respectively.

COMPARISION OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Overview – For the six months ended June 30, 2017, the Company reported net income of $3.2 million, or $0.67 per diluted share, or a 19.8% increase, as compared to net income of $2.7 million, or $0.58 per diluted share, for the same period last year. The increase in net income for the six months ended June 30, 2017 was largely due to an increase in net interest income of $2.2 million, which was partially offset by an increase in non-interest expenses of $1.3 million. The increase in non-interest expenses was largely due to an $806 thousand increase in salaries and employee benefits and expenses related to the Merger of $481 thousand. Excluding expenses net of tax related to the Merger and expenses related to the S-3 registration net of tax, net income increased $922 thousand, or 34.4%, for the six months ended June 30, 2017 and 2016:

SUSSEX BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net income (GAAP)	$3,215	$2,683
Merger related expenses net of tax (1)	345	—
S-3 Registration filing expenses net of tax (1)	45	—
Net income, as adjusted	$3,605	$2,683

(1) Merger related expense net of tax expense of $136 thousand; S-3 registration filing net of tax expense of $30 thousand.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2017 and 2016:
໿
໿

	Six Months Ended June 30,
(Dollars in thousands)	2017			2016
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$46,663	$947	4.09%	$29,671	$584	3.96%
Taxable	64,628	685	2.14%	69,537	720	2.08%
Total securities	111,291	1,632	2.96%	99,208	1,304	2.64%
Total loans receivable (1) (4)	720,954	15,474	4.33%	583,931	12,604	4.34%
Other interest-earning assets	10,009	22	0.44%	9,006	10	0.22%
Total earning assets	842,254	$17,128	4.10%	$692,145	$13,918	4.04%

Non-interest earning assets	43,218			39,208
Allowance for loan losses	(6,840)			(5,770)
Total Assets	$878,632			$725,583

Sources of Funds:
Interest bearing deposits:
NOW	$179,741	$249	0.28%	$141,936	$151	0.21%
Money market	87,582	350	0.81%	33,396	66	0.40%
Savings	138,074	143	0.21%	138,537	142	0.21%
Time	161,951	827	1.03%	152,376	852	1.12%
Total interest bearing deposits	567,348	1,569	0.56%	466,245	1,211	0.52%
Borrowed funds	82,571	960	2.34%	78,839	885	2.26%
Junior subordinated debentures	27,841	637	4.61%	12,887	166	2.59%
Total interest bearing liabilities	677,760	$3,166	0.94%	$557,971	$2,262	0.82%

Non-interest bearing liabilities:
Demand deposits	132,785			106,792
Other liabilities	3,978			4,914
Total non-interest bearing liabilities	136,763			111,706
Stockholders' equity	64,109			55,906
Total Liabilities and Stockholders' Equity	$878,632			$725,583

Net Interest Income and Margin(5)		13,962	3.34%		11,656	3.39%
Tax-equivalent basis adjustment		(318)			(193)
Net Interest Income		$13,644			$11,463

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full tax equivalent basis, using a 34% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
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

Net interest income on a fully tax equivalent basis increased increased $2.3 million, or 19.8%, to $14.0 million for the first six months of 2017 as compared to $11.7 million for the same period in 2016. Included in the increase in net interest income was $252 thousand in prepayment penalties on $18.9 million of commercial loans. The increase in net interest income was largely due to a $150.1 million, or 21.7%, increase in average interest earning assets, principally loans receivable, which increased $137.0 million, or 23.5%. The improvement in net interest income was partly offset by a decline in the net interest margin of 5 basis points to 3.34% for the first six months of 2017, as compared to the same period in 2016. The net interest margin decrease was mostly attributed to higher interest expense related to the subordinated notes and an increase in interest rate paid on money market deposits.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $3.2 million, or 23.1%, to $17.1 million for the six months ended June 30, 2017, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $150.1 million for the six months ended June 30, 2017, as compared to the same period in 2016.

Our total interest income earned on loans receivable increased $2.9 million, or 22.8%, to $15.5 million for the first six months of 2017, as compared to the same period in 2016.  The increase was driven by an increase in average balance of loans receivable of $137.0 million, or 23.5%, for the six months ended June 30, 2017, as compared to the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $328 thousand, to $1.6 million for the six months ended June 30, 2017 from $1.3 million for the same period in 2016.  The increase in interest income earned on securities was due to a 32 basis point increase in the average yield to 2.96% for the six months ended June 30, 2017, as compared to the same period in 2016 along with a 12.2% increase in average balance.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $12 thousand for the first six months of 2017, as compared to the same period in 2016.  The average balances in other interest-earning assets increased $1.0 million to $10.0 million in the first six months of 2017 from $9.0 million during the first six months of 2016.  The increase in interest income was also attributable to a 22 basis point increase in the average yield to 0.44% as compared to 0.22% in the same period in 2016 which was mainly driven by the deposits held at the Federal Reserve Bank.

Interest Expense – Our interest expense for the six months ended June 30, 2017 increased $904 thousand, or 40.0%, to $3.2 million from $2.3 million for the same period in 2016.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $119.8 million, or 21.5%, to $677.8 million for the first six months of 2017 from $558.0 million for the same period in 2016.

Our interest expense on subordinated debt increased $471 thousand, or 283.7%, for the six months ended June 30, 2017, as compared to the same period last year. The increase was mainly attributed to the increased average balance of the subordinated notes.

Our interest expense on deposits increased $358 thousand, or 29.6%, for the six months ended June 30, 2017, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $101.1 million during the first six months of 2017, as compared to the same period in 2016.  The net interest margin decrease was mostly attributed to higher interest expense related to the subordinated notes and an increase in interest rate paid on money market deposits.

Our interest expense on borrowed funds increased $75 thousand, or 8.5%, for the six months ended June 30, 2017, as compared to the same period last year.  The increase was largely attributed to the average balance of borrowed funds increasing $3.7 million during the first six months of 2017, as compared to the same period in 2016.

Provision for Loan Losses – Provision for loan losses increased $191 thousand to $787 thousand for the first six months of 2017, as compared to the same period last year.  The increase in the provision for loan losses for the six ended June 30, 2017 was mostly attributed to the Company`s loan growth.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income decreased $55 thousand, or 1.3%, to $4.3 million for the first six months of 2017 as compared to the same period last year. The decrease in non-interest income was mostly due to a decrease on realized gains on sales of securities of $195 thousand. The aforementioned was partly offset by growth of $130 thousand in insurance commissions and fees relating to Tri-State Insurance Agency.
Non-Interest Expense – Our non-interest expenses increased $1.3 million, or 11.6%, to $12.5 million for the first six months of 2017 as compared to the same period last year. The increase for the first six months of 2017, as compared to the same period in 2016, was largely due to increases in salaries and employee benefits of $806 thousand and expenses of $481 thousand related to the pending Community acquisition.

The increase in salaries and employee benefits for the first six months ended June 30, 2017 as compared to the same periods in 2016 was largely due to an increase in personnel to support our growth.

Income Taxes –  Our income tax expense, which includes both federal and state tax expenses, was $1.4 million for the six months ended June 30, 2017, compared to $1.3 million for the six months ended June 30, 2016.  Our effective tax rate was 30.9% and 33.1% for the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate is related to the adopted guidance set forth in ASU 2016-09, where the Company is now required to recognize the entire amount of the excess tax benefit or loss in the period of vesting of restricted stock or exercise of stock options. Due to the adoption of ASU 2016-09, for the first quarter 2017 the Company realized a tax benefit of $174 thousand resulting from the vested restricted stock. The majority of the Company’s vesting of restricted stock or outstanding stock options occur during the first quarter of each year.

COMPARISION OF FINANCIAL CONDITION AT JUNE 30, 2017 TO DECEMBER 31, 2016

Total Assets – At June 30, 2017, our total assets were $928.8 million, an increase of $80.1 million, or 9.4%, as compared to total assets of $848.7 million at December 31, 2016. The increase in total assets was largely driven by growth in loans receivable of $77.0 million, or 11.1%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $7.0 million to $7.7 million at June 30, 2017, or 0.8% of total assets, from $14.6 million, or 1.7%,  of total assets, at December 31, 2016.

Securities Portfolio – At June 30, 2017, the securities portfolio, which includes available for sale and held to maturity securities, was $106.7 million, compared to $100.2 million at December 31, 2016. Available for sale securities were $98.1 million at June 30, 2017, compared to $88.6 million at December 31, 2016. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $8.7 million at June 30, 2017 and $11.6 million at December 31, 2016.

Net unrealized gains in the available for sale securities portfolio were $501 thousand for June 30, 2017 as compared to net unrealized losses of $1.2 million at December 31, 2016.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of June 30, 2017 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $5.4 million at June 30, 2017, as compared to $5.1 million at December 31, 2016,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at June 30, 2017 and December 31, 2016.

Loans – The loan portfolio comprises our largest class of earning assets.    Total loans receivable, net of unearned income, increased $77.0 million, or 11.1%, to $772.3 million at June 30, 2017, as compared to $695.3 million at December 31, 2016.  During the six months ended June 30, 2017, the Company had $102.6 million in commercial loan production, which was partly offset by $18.9 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial loans	$40,802	$40,280
Construction	41,213	25,360
Commercial real estate	526,054	479,227
Residential real estate	164,181	150,237
Consumer and other	967	1,038
Total gross loans	$773,217	$696,142

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets increased to 1.15% at June 30, 2017 from 1.10% at December 31, 2016. NPAs increased $1.3 million, or 13.8%, to $10.6 million at June 30, 2017, as compared to $9.3 million at December 31, 2016. Loans 90 days past due and still accruing totaled $2.2 million at June 30, 2017 as compared to $468 thousand at December 31, 2016. The increase in 90 days past due and still accruing is due to one loan of $1.0 million that matured and the Bank is in the process of renewing and two loans of $1.2 million which are part of one lending relationship which is overall well collateralized which the company is working on to resolve. Non-accrual loans decreased $210 thousand, or 3.6%, to $5.6 million at June 30, 2017, as compared to $5.8 million at December 31, 2016. Loans past due 30 to 89 days totaled $521 thousand at June 30, 2017, representing a decrease of $1.3 million, or 71.7%, as compared to $1.8 million at December 31, 2016. The top five non-accrual loan relationships total $3.4 million, which equates to 59.6% of total non-accrual loans and 31.5% of total NPAs at June 30, 2017. The remaining non-accrual loans at June 30, 2017 have an average loan balance of $95 thousand.

We continue to actively market our foreclosed real estate properties, which decreased $521 thousand, with one property sold at $604 thousand and $49 thousand in write-downs, which were partly offset by the addition of one new property at $133 thousand, to $1.8 million at June 30, 2017, as compared to $2.4 million at December 31, 2016. At June 30, 2017, the Company’s foreclosed real estate properties had an average carrying value of approximately $264 thousand per property.

The allowance for loan losses increased by $469 thousand, or 7.0%, to $7.2 million, or 0.93% of total loans, at June 30, 2017, compared to $6.7 million, or 0.96% of total loans, at December 31, 2016. The Company recorded $787 thousand in provision for loan losses for the six months ended June 30, 2017 as compared to $596 thousand for the six months ended June 30, 2016. Additionally, the Company recorded net charge-offs of $318 thousand for the six months ended June 30, 2017, as compared to $198 thousand in net charge-offs for the six months ended June 30, 2016. The allowance for loan losses as a percentage of non-accrual loans increased to 127.4% at June 30, 2017 from 114.8% at December 31, 2016.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans	$5,623	$5,833
Non-accrual loans to total loans	0.73%	0.84%
Non-performing assets	$10,641	$9,347
Non-performing assets to total assets	1.15%	1.10%
Allowance for loan losses as a % of non-accrual loans	127.42%	114.80%
Allowance for loan losses to total loans	0.93%	0.96%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $6.6 million at June 30, 2017 and December 31, 2016, respectively.  Impaired loans measured at fair value on a non-recurring basis decreased to $799 thousand on June 30, 2017 from $1.0 million at December 31, 2016.   These balances consist of loans that were written down or required additional reserves during the periods ended June 30, 2017 and December 31, 2016, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $944 thousand and $679 thousand at June 30, 2017 and December 31, 2016, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2017,  we had 1 loan relationship comprised of 3 loans totaling $1.3 million that we deemed potential problem loans. Management is actively monitoring these loans.

Further detail of the credit quality of the loan portfolio is included in Note 5 – Allowance for Loan Losses and Credit Quality of Financing Receivables to our unaudited consolidated financial statements.

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

At June 30, 2017, the total allowance for loan losses increased by $469 thousand, or 7.0%, to $7.2 million, or 0.93% of total loans as compared to $6.7 million, or 0.96% of total loans, at December 31, 2016. The Company recorded $787 thousand in provision for loan losses for the six months ended June 30, 2017.  Additionally, the Company recorded net charge-offs of $318 thousand for the six months ended June 30, 2017, as compared to $198 thousand in net charge-offs for the six months ended June 30, 2016. The allowance for loan losses as a percentage of non-accrual loans increased to 127.4% at June 30, 2017 from 114.8% at December 31, 2016.

The table below presents information regarding our provision and allowance for loan losses for the six months ended June 30, 2017 and 2016:
໿

(Dollars in thousands)	June 30, 2017	June 30, 2016
Balance, beginning of period	$6,696	$5,590
Provision	787	596
Charge-offs	(334)	(256)
Recoveries	16	58
Balance, end of period	$7,165	$5,988

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$201	5.3%	$110	5.8%
Construction	478	5.4%	359	3.6%
Commercial real estate	4,249	68.0%	3,932	68.9%
Residential real estate	917	21.2%	899	21.6%
Consumer and other loans	20	0.1%	19	0.1%
Unallocated	1,300	—%	1,377	—
Total	$7,165	100.0%	$6,696	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $21.8 million at June 30, 2017 and $16.5 million at December 31, 2016. The Company entered into $5.0 million in new policies for the six months ended June 30, 2017.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2017 and December 31, 2016, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch. As of June 30, 2017 deposits originated in that branch were $10.2 million.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $49.6 million, or 7.5%, to $710.5 million at June 30, 2017, from $660.9 million at December 31, 2016. The growth in deposits was primarily due to an increase in interest bearing deposits of $35.6 million, or 6.7%, at June 30, 2017, as compared to December 31, 2016. Included in the aforementioned deposit total is $85.6 million in deposit balances with a cost of 0.63% attributed to our branch in Oradell, New Jersey, which opened in the beginning of March 2016.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $94.2 million and $90.8 million in borrowings at FHLB, at a weighted average interest rate of 1.82% and 1.91% at June 30, 2017 and December 31, 2016, respectively.  The long-term borrowings at June 30, 2017 consisted of $50.0 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.   At December 31, 2016, the Company had $5.0 million line of credit at Atlantic Community Bankers Bank which the Company paid off during the quarter ended June 30, 2017.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2017 was 2.69%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $92.3 million at June 30, 2017, an increase of $32.2 million when compared to December 31, 2016.  On June 21, 2017, we announced that the Company successfully completed an underwritten public offering of 1,136,363 shares of the Company`s common stock at a public offering of $24.00 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 113,636 shares of its common stock, which was exercised in full by the Underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the Underwriters’ option) after deducting underwriting discounts and commissions was $28.3 million, which will be used for general corporate purposes. The Company estimates it will incur an additional $300 thousand in unbilled offering expenses; such expenses will reduce net proceeds.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2017, total deposits amounted to $710.5 million, an increase of $49.6 million, or 7.5%, from December 31, 2016. At June 30, 2017 and December 31, 2016, borrowings from FHLB and ACBB and subordinated debentures totaled $122.0 million and $123.6 million, respectively, and represented 13.1% and 14.6% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at June 30, 2017, amounted to $772.3 million, an increase of $77.0 million, or 11.1%, compared to December 31, 2016.

Our most liquid assets are cash and due from banks and federal funds sold.  At June, 2017, the total of such assets amounted to $7.7 million, or 0.8%, of total assets, compared to $14.6 million, or 1.7%, of total assets at December 31, 2016. Another significant liquidity source is our available for sale securities portfolio.  At June 30, 2017, available for sale securities amounted to $98.1 million, compared to $88.6 million at December 31, 2016.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $109.5 million through its membership in the FHLB and $10.0 million at ACBB at June 30, 2017. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At June 30, 2017, the Bank’s Tier I,  Total and Common Equity Tier I (“CET1”) capital ratios were 14.59%, 15.51% and 14.59%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of June 30, 2017, the Bank had a leverage ratio of 12.64%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning

January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of June 30, 2017, the Bank had a capital conservation buffer of 7.51%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At June 30, 2017, these unused commitments totaled $138.0 million and consisted of $66.1 million in commitments to grant commercial real estate, construction and land development loans, $23.7 million in home equity lines of credit, $47.2 million in other unused commitments and $974 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

There were no sales by us of unregistered securities during the three months ended June 30, 2017.

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

Date: August 9, 2017		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
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