Form 10-Q/A
period 2017-06-30
SUSSEX BANCORP
filed 2017-11-08
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ________

Commission File Number 0-29030

SUSSEX BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-3475473

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Enterprise Drive, Suite 700, Rockaway, NJ	7866
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

On August 9, 2017, Sussex Bancorp (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Original Quarterly Report”). On the cover page of the Company’s Original Quarterly Report the Company had inadvertently and incorrectly checked the box indicating that it was an “accelerated filer” as defined in Rule 12b-2-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is filing this Amendment No. 1 (the “Amendment”) to correct the error on the cover page of the Original Quarterly Report to indicate that the Company is not an “accelerated filer” but is instead a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. Except for the foregoing change to the cover page of the Original Quarterly Report, no other information included in the Original Quarterly Report is amended by this Amendment. This Amendment speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to reflect the correction to the cover page of the Original Quarterly Report described herein.

Item 6 - Exhibits
The exhibits required to be filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2017		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.