Form 10-Q
period 2017-09-30
SUSSEX BANCORP
filed 2017-11-09
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes ☐     No ☒

As of November 2, 2017 there were 6,040,180 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	September 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$3,028	$2,847
Interest-bearing deposits with other banks	7,741	11,791
Cash and cash equivalents	10,769	14,638

Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	100,978	88,611
Securities held to maturity, at amortized cost (fair value of $8,238 and $11,739 at September 30, 2017 and December 31, 2016, respectively)	8,075	11,618
Federal Home Loan Bank Stock, at cost	5,081	5,106

Loans receivable, net of unearned income	795,124	695,257
Less: allowance for loan losses	7,502	6,696
Net loans receivable	787,622	688,561
Foreclosed real estate	2,275	2,367
Premises and equipment, net	7,683	8,728
Accrued interest receivable	2,562	2,058
Goodwill	2,820	2,820
Bank-owned life insurance	21,910	16,532
Other assets	6,927	7,589

Total Assets	$956,802	$848,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$148,861	$132,434
Interest bearing	593,067	528,487
Total deposits	741,928	660,921
Short-term borrowings	33,710	29,805
Long-term borrowings	55,000	66,000
Accrued interest payable and other liabilities	4,374	4,090
Subordinated debentures	27,846	27,840

Total Liabilities	862,858	788,656

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 6,040,180 and 4,741,068 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	65,304	36,538
Deferred compensation obligation under Rabbi Trust	1,371	1,383
Retained earnings	27,629	23,291
Accumulated other comprehensive income	1,011	243
Stock held by Rabbi Trust	(1,371)	(1,383)

Total Stockholders' Equity	93,944	60,072

Total Liabilities and Stockholders' Equity	$956,802	$848,728
See Notes to Consolidated Financial Statements
SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2017	2016	2017	2016
INTEREST INCOME
Loans receivable, including fees	$8,556	$6,971	$24,030	$19,575
Securities:
Taxable	379	396	1,064	1,116
Tax-exempt	314	201	943	592
Interest bearing deposits	6	7	28	17
Total Interest Income	9,255	7,575	26,065	21,300
INTEREST EXPENSE
Deposits	963	619	2,532	1,830
Borrowings	398	508	1,358	1,393
Subordinated debentures	320	100	957	266
Total Interest Expense	1,681	1,227	4,847	3,489
Net Interest Income	7,574	6,348	21,218	17,811
PROVISION FOR LOAN LOSSES	340	458	1,127	1,054
Net Interest Income after Provision for Loan Losses	7,234	5,890	20,091	16,757
OTHER INCOME
Service fees on deposit accounts	274	245	812	726
ATM and debit card fees	198	190	578	577
Bank-owned life insurance	144	74	378	225
Insurance commissions and fees	1,263	1,090	4,153	3,850
Investment brokerage fees	9	(10)	12	67
Net (loss) gain on sales of securities	(26)	89	51	361
Net loss on disposal of premises and equipment	—	—	—	(19)
Other	167	96	340	337
Total Other Income	2,029	1,774	6,324	6,124
OTHER EXPENSES
Salaries and employee benefits	3,755	3,243	10,990	9,672
Occupancy, net	462	463	1,418	1,399
Data processing	565	529	1,643	1,626
Furniture and equipment	231	248	705	764
Advertising and promotion	64	63	259	254
Professional fees	303	219	778	570
Director fees	94	159	290	378
FDIC assessment	49	138	193	379
Insurance	70	67	202	213
Stationary and supplies	42	47	118	149
Merger-related expenses	1	—	482	—
Loan collection costs	23	24	75	109
Net expenses and write-downs related to foreclosed real estate	221	98	298	317
Other	414	353	1,346	1,029
Total Other Expenses	6,294	5,651	18,797	16,859
Income before Income Taxes	2,969	2,013	7,618	6,022
EXPENSE FOR INCOME TAXES	1,006	696	2,440	2,022
Net Income	1,963	1,317	5,178	4,000
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gains on available for sale securities arising during the period	(10)	(575)	1,810	1,986
Fair value adjustments on derivatives	(63)	190	(478)	(1,359)
Reclassification adjustment for net loss (gain) on securities transactions included in net income	26	(89)	(51)	(361)
Income tax related to items of other comprehensive (loss) income	18	190	(513)	(106)
Other comprehensive (loss) income, net of income taxes	(29)	(284)	768	160
Comprehensive income	$1,934	$1,033	$5,946	$4,160
EARNINGS PER SHARE
Basic	$0.33	$0.28	$1.00	$0.87
Diluted	$0.33	$0.28	$1.00	$0.86
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2017 and 2016
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2015	4,646,238	$35,927	—	$18,520	$86	—	$(592)	$53,941
Net income	—	—	—	4,000	—	—	—	4,000
Other comprehensive income	—	—	—	—	160	—	—	160
Treasury shares purchased	(2,127)	—	—	—	—	—	(26)	(26)
Funding of Supplemental Director Retirement Plan	—	—	1,359			(1,359)		—
Stock issued to fund Rabbi Trust	60,920	198	—				616	814
Options exercised	449		—	—	—	—	2	4
Restricted stock granted	41,619	—	—	—	—	—	—	—
Restricted stock forfeited	(5,379)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	302	—	—	—	—	—	302
Dividends declared on common stock ($0.12 per share)	—	—	—	(562)	—	—	—	(562)
Balance September 30, 2016	4,741,720	$36,429	$1,359	$21,958	$246	$(1,359)	$—	$58,633

Balance December 31, 2016	4,741,068	$36,538	1,383	$23,291	$243	(1,383)	$—	$60,072
Net income	—	—	—	5,178	—		—	5,178
Other comprehensive income	—	—	—	—	768	—	—	768
Funding of Supplemental Director Retirement Plan	—	—	(12)	—	—	12	—	—
Options exercised	—	—	—	—	—		—	—
Proceeds of capital raise (net of capitalized costs of $187 thousand)	1,249,999	28,238	—	—	—	—	—	28,238
Restricted stock granted	53,170	—	—	—	—		—	—
Restricted stock forfeited	(4,057)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	528	—	—	—		—	528
Dividends declared on common stock ($0.16 per share)	—	—	—	(840)	—		—	(840)
Balance September 30, 2017	6,040,180	$65,304	$1,371	$27,629	$1,011	$(1,371)	$—	$93,944
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$5,178	$4,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,127	1,054
Depreciation and amortization	799	837
Net amortization of securities premiums and discounts	1,265	1,159
Amortization of subordinated debt issuance costs	6	—
Net realized gain on sale of securities	(51)	(361)
Net realized loss on disposal of premises and equipment	—	19
Net realized gain on sale of foreclosed real estate	(13)	(14)
Write-downs of and provisions for foreclosed real estate	236	199
Deferred income tax benefit	(546)	(68)
Earnings on bank-owned life insurance	(378)	(225)
Compensation expense for stock options and stock awards	528	302
(Increase) decrease in assets:
Accrued interest receivable	(504)	(33)
Other assets	217	(1,047)
Increase in accrued interest payable and other liabilities	284	332
Net Cash Provided by Operating Activities	8,148	6,154
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(50,161)	(27,431)
Sales	31,790	23,685
Maturities, calls and principal repayments	6,569	6,731
Securities held to maturity:
Purchases	(1,000)	(2,023)
Sales	—	1,008
Maturities, calls and principal repayments	4,523	1,209
Net increase in loans	(100,500)	(120,877)
Proceeds from the sale of foreclosed real estate	617	893
Purchases of bank premises and equipment	(190)	(927)
Proceeds from the sale of premises and equipment	—	5
Purchase of bank owned life insurance	(5,000)	—
Net increase (decrease) in Federal Home Loan Bank stock	25	(468)
Net Cash Used in Investing Activities	(113,327)	(118,195)
Cash Flows from Financing Activities
Net increase in deposits	81,007	107,065
Net increase in short-term borrowed funds	3,905	1,850
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	(11,000)	—
Net proceeds from capital raise	28,238	—
Purchase of treasury stock	—	(26)
Proceeds from exercise of stock options	—	4
Net proceeds from issuance of common stock		—
Dividends paid	(840)	(562)
Net Cash Provided by Financing Activities	101,310	118,331
Net (Decrease) increase in Cash and Cash Equivalents	(3,869)	6,290
Cash and Cash Equivalents - Beginning	14,638	6,120
Cash and Cash Equivalents - Ending	$10,769	$12,410

Supplementary Cash Flows Information
Interest paid	$4,810	$3,440
Income taxes paid	$2,695	$2,560

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$312	$729
Other real estate owned transferred from fixed assets	$437	$—
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05) and September 2017 (ASU 2017-13), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in Topic 606 are effective for public business entities for annual periods beginning after December 15, 2017. Approximately 80% of the Company’s revenue is comprised of interest income on financial assets, which are explicitly excluded from the scope of Topic 606.  In addition, approximately 65% of the Company’s non-interest income consists of insurance commissions and fees, which are also excluded from the scope of Topic 606. With respect to the remaining elements of our non-interest income, management has identified revenue streams within the scope of the guidance, primarily service fees on deposits and ATM and debit card fees, but has not yet performed an evaluation of the underlying revenue contracts. Since the Company has not yet performed a detailed analysis on contracts that include the potentially impacted accounts, we cannot make a formal assessment on the impact.  Preliminarily, we expect to adopt Topic 606, as modified and amended, using the retrospective approach with the cumulative effect adjustment.

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
The Company`s adoption of the ASU did not have a significant impact on the Company`s consolidated financial statements. The effective tax rate decreased 1.6% to 32.0% from 33.6% for the nine months ended September 30, 2017 and 2016, respectively. The adoption of the ASU minimally impacted the Company's annualized tax rate which will be analyzed thru the year ended 2017.

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

NOTE 2 – ACQUISITIONS AND STOCK OFFERING

On April 11, 2017, we announced the signing of a definitive merger agreement to acquire Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Merger”). Under the terms of the agreement, Community will be merged with and into Sussex Bank, with Sussex Bank being the surviving entity and each outstanding share of Community common stock will be exchanged for 0.97 shares of Sussex Bancorp's common stock. The transaction is expected to close in the first quarter of 2018, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of Sussex Bancorp and Community. Based on financials as of December 31, 2016, the combined company will have approximately $1.2 billion in assets, $925 million in gross loans, and $965 million in deposits upon completion of the transaction. Included in the Company`s third quarter and year-to-date non-interest expense was $482 thousand in non-recurring expenses related to the Merger, largely legal and other professional fees. The Company expects to incur related non-recurring costs through the closing of the Merger. The Company has received regulatory approvals from The New Jersey Department of Banking and Insurance and the FDIC to complete the merger.

On June 21, 2017, we announced the closing of an underwritten public offering of 1,136,363 shares of the Company’s common stock at a public offering price of $24.00 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 113,636 shares of its common stock, which was exercised in full by the Underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the Underwriters’ option) after deducting underwriting discounts and commissions was $28.2 million, which will be used for general corporate purposes. The Company estimates it will incur an additional $100 thousand in unbilled offering expenses; such expenses will reduce net proceeds.

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of September 30, 2017 and December 31, 2016 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government agencies	$19,509	$72	$(44)	$19,537
State and political subdivisions	41,936	950	(157)	42,729
Mortgage-backed securities -
U.S. government-sponsored enterprises	37,016	126	(463)	36,679
Corporate Debt	2,000	33	—	2,033
	$100,461	$1,181	$(664)	$100,978

December 31, 2016
U.S. government agencies	$13,115	$29	$(57)	$13,087
State and political subdivisions	41,255	203	(770)	40,688
Mortgage-backed securities -
U.S. government-sponsored enterprises	33,483	126	(755)	32,854
Corporate Debt	2,000	—	(18)	1,982
	$89,853	$358	$(1,600)	$88,611

Securities with a carrying value of approximately $22.8 million and $34.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	5,671	5,738
Due after ten years	38,265	39,024
Total bonds and obligations	43,936	44,762
U.S. government agencies	19,509	19,537
Mortgage-backed securities:
U.S. government-sponsored enterprises	37,016	36,679
Total available for sale securities	$100,461	$100,978

Gross gains on sales of securities available for sale were $129 thousand and gross realized losses were $155 thousand for the three months ended September 30, 2017. Gross realized gains on sales of securities available for sale were $89 thousand and gross losses were less than $1 thousand for the three months ended September 30, 2016.

Gross gains on sales of securities available for sale were $294 thousand and $353 thousand and gross losses were $243 and less than $1 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
U.S. government agencies	$8,042	$(44)	$—	$—	$8,042	$(44)
State and political subdivisions	7,808	(135)	573	(22)	8,381	(157)
Mortgage-backed securities -
U.S. government-sponsored enterprises	17,682	(324)	8,233	(139)	25,915	(463)
Total temporarily impaired securities	$33,532	$(503)	$8,806	$(161)	$42,338	$(664)

December 31, 2016
U.S. government agencies	$4,952	$(15)	$2,126	$(42)	$7,078	$(57)
State and political subdivisions	23,989	(770)	—	—	23,989	(770)
Mortgage-backed securities -
U.S. government-sponsored enterprises	23,299	(752)	639	(3)	23,938	(755)
Corporate Debt	1,982	(18)	—	—	1,982	(18)
Total temporarily impaired securities	$54,222	$(1,555)	$2,765	$(45)	$56,987	$(1,600)

For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2017, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At September 30, 2017 and December 31, 2016, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2017, there were five securities with a fair value of $8.0 million that had an unrealized loss that amounted to $44 thousand.  As of September 30, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at September 30, 2017 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2016, there were five securities with a fair value of $7.1 million that had an unrealized loss that amounted to $57 thousand.

State and Political Subdivisions
At September 30, 2017 and December 31, 2016, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2017, there were eight securities with a fair value of $8.4 million that had an unrealized loss that amounted to $157 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2016, there were thirty-one securities with a fair value of $24.0 million that had an unrealized loss that amounted to $770 thousand.

Mortgage-Backed Securities
At September 30, 2017 and December 31, 2016, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2017, there were eighteen securities with a fair value of $25.9 million that had an unrealized loss that amounted to $463 thousand.  As of September 30, 2017,  we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September 30, 2017 were deemed to be OTTI.

At December 31, 2016, there were sixteen securities with a fair value of $23.9 million that had an unrealized loss that amounted to $755 thousand.

Corporate Debt
At September 30, 2017, there were no securities that had an unrealized loss. These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates. As of September 30, 2017, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt as September 30, 2017, were deemed to be other-than-temporarily-impaired.

At December 31, 2016, there was one security with a fair value of $2.0 million that had an unrealized loss that amounted to $18 thousand.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of September 30, 2017 and December 31, 2016 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
State and political subdivisions	$8,075	$163	$—	$8,238
December 31, 2016
State and political subdivisions	$11,618	$123	$(2)	$11,739

During the nine months ended September 30, 2016, the Company sold a security out of its held to maturity portfolio due to continued credit deterioration. The gross realized gain on the sale of the security was $8 thousand for the nine months ended September 30, 2016.

The amortized cost and carrying value of securities held to maturity at September 30, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,240	$5,240
Due after one year through five years	255	257
Due after five years through ten years	1,544	1,615
Due after ten years	1,036	1,126
Total held to maturity securities	$8,075	$8,238

Temporarily Impaired Securities
For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2017, we did not have any held to maturity investments with unrealized losses. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2016, there were two securities with a fair value of $789 thousand that had an unrealized loss of $2 thousand.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
State and political subdivisions	$789	$(2)	$—	$—	$789	$(2)
Total temporarily impaired securities	$789	$(2)	$—	$—	$789	$(2)

NOTE 4 – LOANS

The composition of net loans receivable at September 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016

Commercial and industrial	$46,493	$40,280
Construction	43,834	25,360
Commercial real estate	536,122	479,227
Residential real estate	167,496	150,237
Consumer and other	2,197	1,038
Total loans receivable	796,142	696,142
Unearned net loan origination fees	(1,018)	(885)
Allowance for loan losses	(7,502)	(6,696)
Net loans receivable	$787,622	$688,561

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $242 thousand and $249 thousand at September 30, 2017 and December 31, 2016, respectively. Mortgage servicing rights were immaterial at September 30, 2017 and December 31, 2016.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2017 and 2016:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
September 30, 2017
Beginning balance	$201	$478	$4,243	$917	$20	$1,306	$7,165
Charge-offs	—	—	—	—	(7)	—	(7)
Recoveries	1	—	1	1	1	—	4
Provision	(31)	(17)	1,105	87	30	(834)	340
Ending balance	$171	$461	$5,349	$1,005	$44	$472	$7,502

September 30, 2016
Beginning balance	$199	$208	$4,020	$914	$17	$630	$5,988
Charge-offs	—	—	(91)	(25)	(11)	—	(127)
Recoveries	5	—	2	1	4	—	12
Provision	5	106	(24)	(48)	8	411	458
Ending balance	$209	$314	$3,907	$842	$18	$1,041	$6,331

Nine Months Ended:
September 30, 2017
Beginning balance	$110	359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(266)	(42)	(20)	—	(341)
Recoveries	1	—	5	10	4	—	20
Provision	73	102	1,678	138	41	(905)	1,127
Ending balance	$171	$461	$5,349	$1,005	$44	$472	$7,502

September 30, 2016
Beginning balance	$85	220	$3,646	$784	$87	$768	$5,590
Charge-offs	(138)	—	(156)	(59)	(30)	—	(383)
Recoveries	21	—	36	7	6	—	70
Provision	241	94	381	110	(45)	273	1,054
Ending balance	$209	$314	$3,907	$842	$18	$1,041	$6,331

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2017 and December 31, 2016 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2017
Commercial and industrial	$171	$—	$171	$46,493	$20	$46,473
Construction	461	—	461	43,834	—	43,834
Commercial real estate	5,349	784	4,565	536,122	5,699	530,423
Residential real estate	1,005	1	1,004	167,496	1,823	165,673
Consumer and other loans	44	—	44	2,197	—	2,197
Unallocated	472	—	—	—	—	—
Total	$7,502	$785	$6,245	$796,142	$7,542	$788,600

December 31, 2016
Commercial and industrial	$110	$14	$96	$40,280	$33	$40,247
Construction	359	—	359	25,360	—	25,360
Commercial real estate	3,932	135	3,797	479,227	4,597	474,630
Residential real estate	899	6	893	150,237	1,967	148,270
Consumer and other loans	19	—	19	1,038	—	1,038
Unallocated	1,377	—	—	—	—	—
Total	$6,696	$155	$5,164	$696,142	$6,597	$689,545

An age analysis of loans receivable, which were past due as of September 30, 2017 and December 31, 2016, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2017
Commercial and industrial	$137	$192	$20	$349	$46,144	$46,493	$—
Construction	107	—	—	107	43,727	43,834	—
Commercial real estate	212	—	5,246	5,458	530,664	536,122	—
Residential real estate	966	6	1,338	2,310	165,186	167,496	—
Consumer and other	8	—	—	8	2,189	2,197	—
Total	$1,430	$198	$6,604	$8,232	$787,910	$796,142	$—

December 31, 2016
Commercial and industrial	$—	$—	$137	$137	$40,143	$40,280	$104
Construction	—	—	309	309	25,051	25,360	309
Commercial real estate	84	719	4,103	4,906	474,321	479,227	55
Residential real estate	786	247	1,752	2,785	147,452	150,237	—
Consumer and other	4	—	—	4	1,034	1,038	—
Total	$874	$966	$6,301	$8,141	$688,001	$696,142	$468
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued at September 30, 2017 and December 31, 2016 were:
໿

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$20	$33
Commercial real estate	5,246	4,048
Residential real estate	1,338	1,752
Total	$6,604	$5,833

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2017 and December 31, 2016: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial and industrial	$46,178	$295	$20	$—	$46,493
Construction	43,727	107	—	—	43,834
Commercial real estate	520,867	4,019	11,236	—	536,122
Residential real estate	165,163	231	2,102	—	167,496
Consumer and other	2,197	—	—	—	2,197
	$778,132	$4,652	$13,358	$—	$796,142

December 31, 2016
Commercial and industrial	$40,247	$—	$33	$—	$40,280
Construction	25,360	—	—	—	25,360
Commercial real estate	463,889	7,461	7,877	—	479,227
Residential real estate	147,526	584	2,127	—	150,237
Consumer and other	1,038	—	—	—	1,038
	$678,060	$8,045	$10,037	$—	$696,142

The following table reflects information about our impaired loans by class as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$20	$38	$—	$19	$19	$—
Commercial real estate	3,455	4,014	—	2,324	2,324	—
Residential real estate	1,722	1,790	—	1,604	1,629	—

With an allowance recorded:
Commercial and industrial	—	—	—	14	14	14
Commercial real estate	2,244	2,272	784	2,273	2,364	135
Residential real estate	101	118	1	363	363	6

Total:
Commercial and industrial	20	38	—	33	33	14
Commercial real estate	5,699	6,286	784	4,597	4,688	135
Residential real estate	1,823	1,908	1	1,967	1,992	6
	$7,542	$8,232	$785	$6,597	$6,713	$155

໿

The following tables presents the average recorded investment and income recognized for our impaired loans for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$20	$—
Commercial real estate	3,819	8	2,002	4
Residential real estate	1,880	5	1,316	3
Total impaired loans without a related allowance	5,719	13	3,338	7

With an allowance recorded:
Commercial real estate	1,285	—	2,394	8
Residential real estate	51	—	184	—
Total impaired loans with an allowance	1,336	—	2,578	8
Total impaired loans	$7,055	$13	$5,916	$15

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$20	$—	$20	$—
Commercial real estate	2,848	21	2,224	16
Residential real estate	1,639	14	1,188	6
Total impaired loans without a related allowance	4,507	35	3,432	22

With an allowance recorded:
Commercial and industrial	3	—	—	—
Commercial real estate	1,832	8	2,546	25
Residential real estate	191	—	281	—
Consumer and other	—	—	69	—
Total impaired loans with an allowance	2,026	8	2,896	25
Total impaired loans	$6,533	$43	$6,328	$47

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
September 30, 2017
Performing	$453	$486	$939
Non-performing	2,218	247	2,465
Total	$2,671	$733	$3,404

December 31, 2016
Performing	$550	$129	$679
Non-performing	2,258	—	2,258
Total	$2,808	$129	$2,937

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2017, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There were no troubled debt restructuring that occurred during the three months ended September 30, 2017. There were three troubled debt restructuring in the amount of $637 thousand that occurred during the nine months ended September 30, 2017.  There were no troubled debt restructuring that occurred during the three and nine months ended September 30, 2016. The following table summarizes troubled debt restructuring that occurred during the nine months ended September 30, 2017.
໿

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	3	$637	$615

There were no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the nine months ended September 30, 2017 and 2016.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2017, we had one foreclosed residential real estate property with a carrying value of $179 thousand. As of December 31, 2016, we did not hold any foreclosed residential real estate properties. In addition, as of September 30, 2017 and December 31, 2016, respectively, we had consumer loans with a carrying value of $469 thousand and $666 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		5,953,333			4,646,690
Shares held by Rabbi Trust		(92,885)			—
Shares liability under deferred compensation agreement		92,885			—
Basic earnings per share:
Net earnings applicable to common stockholders	$1,963	5,953,333	$0.33	$1,317	4,646,690	$0.28
Effect of dilutive securities:
Unvested stock awards	—	47,372		—	37,618
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,963	6,000,705	$0.33	$1,317	4,684,308	$0.28

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		5,158,842			4,605,399
Shares held by Rabbi Trust		(92,885)			—
Shares liability under deferred compensation agreement		92,885			—
Basic earnings per share:
Net earnings applicable to common stockholders	$5,178	5,158,842	$1.00	$4,000	4,605,399	$0.87
Effect of dilutive securities:
Unvested stock awards	—	41,625		—	28,074
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,178	5,200,467	$1.00	$4,000	4,633,473	$0.86

໿

There were zero and 29,813 shares of unvested restricted stock awards and options outstanding during the three months ended September 30, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There were 13,972 and 45,845 shares of unvested restricted stock awards and options outstanding during the nine months ended September 30, 2017 and 2016, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$(10)	$(3)	$(7)	$(575)	$(230)	$(345)
Fair value adjustments on derivatives	(63)	(25)	(38)	190	75	115
Reclassification adjustment for net losses (gains) on securities transactions included in net income	26	10	16	(89)	(35)	(54)
Total other comprehensive income	$(47)	$(18)	$(29)	$(474)	$(190)	$(284)

	Nine Months Ended September 30, 2017			Six Months Ended June 30, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$1,810	$724	$1,086	$1,986	$794	$1,192
Fair value adjustments on derivatives	(478)	(191)	(287)	(1,359)	(544)	(815)
Reclassification adjustment for net gains on securities transactions included in net income	(51)	(20)	(31)	(361)	(144)	(217)
Total other comprehensive income	$1,281	$513	$768	$266	$106	$160

NOTE 8 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$7,574	$—	$7,574	$6,348	$—	$6,348
Other income from external sources	756	1,273	2,029	707	1,067	1,774
Depreciation and amortization	255	6	261	283	8	291
Income before income taxes	2,775	194	2,969	1,848	165	2,013
Income tax expense (1)	928	78	1,006	630	66	696
Total assets	950,661	6,141	956,802	803,032	5,955	808,987

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$21,218	$—	$21,218	$17,811	$—	$17,811
Other income from external sources	2,141	4,183	6,324	2,274	3,850	6,124
Depreciation and amortization	780	19	799	816	21	837
Income before income taxes	6,424	1,194	7,618	4,918	1,104	6,022
Income tax expense (1)	1,962	478	2,440	1,580	442	2,022
Total assets	950,661	6,141	956,802	803,032	5,955	808,987
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

Information regarding our stock option plans for the six months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	7.6	$871,027
Options exercisable, end of quarter	22,405	$10.69	7.5	$291,404
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83

The following table summarizes information about stock option assumptions:
໿

2016
Expected dividend yield	1.25%
Expected volatility	22.72%
Risk-free interest rate	1.71%
Expected option life	7.5 years

During the three months ended September 30, 2017 and 2016, we expensed $12 thousand and $10 thousand, respectively, in stock-based compensation under stock option awards.

During the nine months ended September 30, 2017 and 2016, we expensed $37 thousand and $34 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the nine months ended September 30, 2017. The weighted average grant date fair values of options granted during the nine months ended September 30, 2016, were  $3.37 per share. Expected future expense relating to the unvested options outstanding as of September 30, 2017 is $166 thousand over a weighted average period of 2.6 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	80,743	$10.51
Granted	53,170	21.97
Forfeited	(4,057)	11.43
Vested	(44,297)	9.05
Unvested restricted stock, end of period	85,559	$18.30

During the three months ended September 30, 2017 and 2016, we expensed $168 thousand and $82 thousand, respectively, in stock-based compensation under restricted stock awards. During the nine months ended September 30, 2017 and 2016, we expensed $491 thousand and $268 thousand, respectively, in stock-based compensation under restricted stock awards.

At September 30, 2017, unrecognized compensation expense for unvested restricted stock was $1.6 million, which is expected to be recognized over an average period of 2.5 years.

NOTE 10 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of September 30, 2017, we had $251 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2017, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of September 30, 2017 and December 31, 2016:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2017
U.S. government agencies	$19,537	$—	$19,537	$—
State and political subdivisions	42,729	—	42,729	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	36,679	—	36,679	—
Corporate debt	2,033	—	2,033	—
Derivative instruments
Interest rate swaps	1,169	—	1,169	—

December 31, 2016
U.S. government agencies	$13,087	$—	$13,087	$—
State and political subdivisions	40,688	—	40,688	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	32,854	—	32,854	—
Corporate debt	1,982	—	1,982	—
Derivative instruments
Interest rate swaps	1,647	—	1,647	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2017
Impaired loans	$2,410	$—	$—	$2,410
Foreclosed real estate	568	—	—	568

December 31, 2016
Impaired loans	$1,001	$—	$—	$1,001
Foreclosed real estate	1,716	—	—	1,716

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2017
Impaired loans	$2,410	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-9.6%)

Foreclosed real estate	568	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2016
Impaired loans	$1,001	Appraisal of	Appraisal	0% to -27.3%
		collateral	adjustments (1)	(-2.5%)

Foreclosed real estate	1,716	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2017 and December 31, 2016:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $2.4 million and $1.0 million at September 30, 2017 and December 31, 2016,  respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2017 and December 31, 2016, respectively.

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

The fair values of our financial instruments at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$10,769	$10,769	$10,769	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	100,978	100,978	—	100,978	—
Securities held to maturity	8,075	8,238	—	8,238	—
Federal Home Loan Bank stock	5,081	5,081	—	5,081	—
Loans receivable, net of allowance	787,622	767,986	—	—	767,986
Accrued interest receivable	2,562	2,562	—	2,562	—
Interest rate swaps	1,169	1,169	—	1,169	—

Financial liabilities:
Non-maturity deposits	564,869	564,869	—	564,869	—
Time deposits	177,059	176,396	—	176,396	—
Short-term borrowings	33,710	33,704	33,704	—	—
Long-term borrowings	55,000	55,016	—	55,016	—
Subordinated debentures	27,846	25,147	—	25,147	—
Accrued interest payable	401	401	—	401	—

	December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,638	$14,638	$14,638	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	88,611	88,611	—	88,611	—
Securities held to maturity	11,618	11,739	—	11,739	—
Federal Home Loan Bank stock	5,106	5,106	—	5,106	—
Loans receivable, net of allowance	688,561	672,912	—	—	672,912
Accrued interest receivable	2,058	2,058	—	2,058	—
Interest rate swaps	1,647	1,647	—	1,647	—

Financial liabilities:
Non-maturity deposits	479,025	479,025	—	479,025	—
Time deposits	181,896	181,346	—	181,346	—
Short-term borrowings	29,805	29,805	29,805	—	—
Long-term borrowings	66,000	66,388	—	66,388	—
Subordinated debentures	27,840	24,519	—	24,519	—
Accrued interest payable	364	364	—	364	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three and nine months ended September 30, 2017 and 2016, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September30, 2017 and December 31, 2016:

	September 30, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$512	Other Assets	March 15, 2026
December 15, 2016	5,000	119	Other Assets	December 15, 2026
June 15, 2017	6,000	121	Other Assets	June 15, 2027
December 15, 2017	10,000	290	Other Assets	December 15, 2027
December 15, 2017	5,000	127	Other Assets	December 15, 2027

Total	$38,500	$1,169

	December 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$629	Other Assets	March 15, 2026
December 15, 2016	5,000	163	Other Assets	December 15, 2026
June 15, 2017	6,000	201	Other Assets	June 15, 2027
December 15, 2017	10,000	448	Other Assets	December 15, 2027
December 15, 2017	5,000	206	Other Assets	December 15, 2027

Total	$38,500	$1,647

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended September 30, 2017 and 2016:
໿

	Three Months Ended September 30, 2017
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(9)	Not applicable	$—
December 15, 2016	(3)	Not applicable	—
June 15, 2017	(3)	Not applicable	—
December 15, 2017	(15)	Not applicable	—
December 15, 2017	(8)	Not applicable	—

Total	$(38)		$—

	Three Months Ended September 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$66	Not applicable	$—
December 15, 2016	16	Not applicable	—
June 15, 2017	14	Not applicable	—
December 15, 2017	12	Not applicable	—
December 15, 2017	6	Not applicable	—

Total	$114		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(70)	Not applicable	$—
December 15, 2016	(26)	Not applicable	—
June 15, 2017	(48)	Not applicable	—
December 15, 2017	(95)	Not applicable	—
December 15, 2017	(48)	Not applicable	—

Total	$(287)		$—

	Nine Months Ended September 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(166)	Not applicable	$—
December 15, 2016	(134)	Not applicable	—
June 15, 2017	(168)	Not applicable	—
December 15, 2017	(224)	Not applicable	—
December 15, 2017	(123)	Not applicable	—

Total	$(815)		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

As required under the master netting arrangement with its derivatives counterparty, the Company received financial collateral from its counterparty totaling $700 thousand at September 30, 2017 that was not included as an offsetting amount.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Overview – For the quarter ended September 30, 2017, the Company reported net income of $2.0 million, or $0.33 per basic and diluted share, as compared to net income of $1.3 million, or $0.28 per basic and diluted share, for the same period last year. The increase in net income for the quarter ended September 30, 2017 was driven by a $1.2 million, or 19.3%, increase in net interest income resulting from strong loan and deposit growth of 19.9% and 18.7%, respectively, partially offset by a $454 thousand increase in interest expense partly related to the $15.0 million in a private placement of subordinated notes completed in the fourth quarter of 2016 and an increase in interest expense related to growth and higher costs for interest bearing deposits. The aforementioned growth in net interest income was partly offset by an increase in non-interest expenses of $643 thousand mostly due to costs to support the Company’s growth and expenses and write-downs related to foreclosed real estate.
Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2017 and 2016:
໿

	Three Months Ended September 30,
(Dollars in thousands)	2017			2016
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$45,252	$472	4.14%	$31,849	$306	3.81%
Taxable	66,235	379	2.27%	71,496	396	2.20%
Total securities	111,487	851	3.03%	103,345	702	2.69%
Total loans receivable (1) (4)	778,809	8,556	4.36%	652,766	6,971	4.24%
Other interest-earning assets	6,945	6	0.34%	9,445	7	0.29%
Total earning assets	$897,241	$9,413	4.16%	$765,556	$7,680	3.98%

Non-interest earning assets	46,944			41,759
Allowance for loan losses	(7,237)			(6,141)
Total Assets	$936,948			$801,174

Sources of Funds:
Interest bearing deposits:
NOW	$181,631	$150	0.33%	$144,840	$78	0.21%
Money market	99,547	243	0.97%	37,881	39	0.41%
Savings	137,559	72	0.21%	137,455	72	0.21%
Time	173,553	498	1.14%	166,847	430	1.02%
Total interest bearing deposits	592,290	963	0.65%	487,023	619	0.50%
Borrowed funds	74,939	398	2.11%	111,493	508	1.81%
Junior subordinated debentures	27,845	320	4.56%	12,887	100	3.08%
Total interest bearing liabilities	$695,074	$1,681	0.96%	$611,403	$1,227	0.80%

Non-interest bearing liabilities:
Demand deposits	144,231			126,783
Other liabilities	4,193			4,843
Total non-interest bearing liabilities	148,424			131,626
Stockholders' equity	93,450			58,145
Total Liabilities and Stockholders' Equity	$936,948			$801,174

Net Interest Income and Margin(5)		7,732	3.42%		6,453	3.34%
Tax-equivalent basis adjustment		(158)			(105)
Net Interest Income		$7,574			$6,348

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

Net interest income on a fully tax equivalent basis increased $1.3 million, or 19.8%, to $7.7 million for the third quarter of 2017, as compared to $6.5 million for the same period in 2016. The increase in net interest income was largely due to a $131.7 million, or 17.2%, increase in average interest earning assets, principally loans receivable, which increased $126.0 million, or 19.3%. The net interest margin increased by 8 basis points to 3.42% for the third quarter of 2017, as compared to the same period in 2016. The net interest margin increase was mostly attributed to $205 thousand in prepayment penalties.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $1.7 million, or 22.6%, to $9.4 million for the quarter ended September 30, 2017, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $131.7 million for the quarter ended September 30, 2017, as compared to the same period in 2016. The average yield increased eighteen basis points to 4.16% for the quarter ended September 30, 2017, as compared to 3.98% for the same period last year. The yield increase was partially attributed to aforementioned $205 thousand in prepayment penalties.

Our total interest income earned on loans receivable increased $1.6 million, or 22.7%, to $8.6 million for the third quarter of 2017, as compared to the same period in 2016.  The increase was primarily driven by an increase in average balance of loans receivable of $126.0 million, or 19.3%, for the three months ended September 30, 2017, as compared to the same period last year. The average yield increased twelve basis points to 4.36% for the quarter ended September 30, 2017, as compared to 4.24% for the same period last year. The yield increase was partially attributed to aforementioned $205 thousand in prepayment penalties.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $149 thousand, to $851 thousand for the quarter ended September 30, 2017 from $702 thousand for the same period in 2016.  The increase in interest income earned on securities was mainly due to a 7.9% increase on the average balance. The average yield for the quarter ended September 30, 2017 increased 34 basis points to 3.03% as compared to the same period in 2016.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $1 thousand to $6 thousand for the third quarter of 2017 as compared to the same period last year.  The average balances in other interest-earning assets decreased $2.5 million to $6.9 million in the third quarter of 2017 from $9.4 million during the third quarter a year earlier.  Despite the decline in average balance, interest income declined to $6 thousand for the third quarter of 2017 due to a five basis point increase in the average yield to 0.34% as compared to 0.29% in the same period in 2016 which was mainly driven by the deposits held at the Federal Reserve Bank.

Interest Expense – Our interest expense for the three months ended September 30, 2017 increased $454 thousand, or 37.0%, to $1.7 million from $1.2 million for the same period in 2016.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $83.7 million, or 13.7%, to $695.1 million for the third quarter of 2017 from $611.4 million for the same period in 2016. The average rate for the quarter ended September 30, 2017 increased sixteen basis points to 0.96% as compared to 0.80% for the same period last year.

Our interest expense on deposits increased $344 thousand, or 55.6%, for the quarter ended September 30, 2017, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $105.3 million during the third quarter of 2017, as compared to the same period in 2016. The average rate increased fifteen basis points to 0.65% for the quarter ended September 30, 2017, as compared to 0.50% for the same period lst year.

Our interest expense on borrowed funds decreased $110 thousand, or 21.7%, for the quarter ended September 30, 2017, as compared to the same period last year.  The decrease was largely attributed to a $36.6 million decrease in the average balance of borrowed funds during the third quarter of 2017, as compared to the same period in 2016. The decrease was partially offset by a thirty basis point increase in the average rate to 2.11% as compared to 1.81% in the same period in 2016.

Our interest expense on all of the Company`s subordinated debt increased $220 thousand, or 220.0%, for the quarter ended September 30, 2017, as compared to the same period last year. The increase was mainly attributed to the increased average balance of subordinated notes. The average rate increased 148 basis points to 4.56% for the quarter ended September 30, 2017, as compared to 3.08% for the same period last year. The increase in both average balance and rate is the result of the issuance in the fourth quarter of 2016 of $15 million in subordinated debt with a 5.75% interest rate.

Provision for Loan Losses – Provision for loan losses decreased $118 thousand to $340 thousand for the third quarter of 2017, as compared to $458 thousand for the same period last year.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $255 thousand, or 14.4%, to $2.0 million for the third quarter of 2017, as compared to the same period last year. The increase was principally due to growth of $173 thousand in insurance commissions and fees relating to Tri-State Insurance Agency, $71 thousand in other income and $70 thousand in bank owned life insurance. The aforementioned was partly offset by a reduction in gain on sales of securities of $115 thousand as compared to the same period last year.

Non-Interest Expense – Our non-interest expenses increased $643 thousand, or 11.4%, to $6.3 million for the third quarter of 2017, as compared to the same period last year. The increase for the third quarter of 2017, as compared to the same period in 2016, was largely due to increases in salaries and employee benefits of $512 thousand and expenses and write-downs related to foreclosed real estate of $123 thousand.

The increase in salaries and employee benefits for the three months ended September 30, 2017 as compared to the same periods in 2016 was largely due to an increase in personnel to support our growth.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $1.0 million for the three months ended September 30, 2017, compared to $696 thousand for the three months ended September 30, 2016.  Our effective tax rate was 33.9% and 34.6% for the quarters ended September 30, 2017 and 2016, respectively.

COMPARISION OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Overview – For the nine months ended September 30, 2017, the Company reported an increase of 29.5% in net income to $5.2 million, or $1.00 per diluted share, as compared to net income of $4.0 million, or $0.86 per diluted share, for the same period last year. The increase in net income for the nine months ended September 30, 2017 was largely due to an increase in net interest income of $3.4 million, which was partially offset by an increase in non-interest expenses of $1.9 million. The increase in non-interest expenses was largely due to an $1.3 million increase in salaries and employee benefits and $482 thousand in expenses related to the pending acquisition of Community. Excluding expenses net of tax related to the pending acquisition of Community and expenses related to the S-3 registration net of tax, net income increased $1.6 million, or 39.2%, for the nine months ended September 30, 2017. The following table summarizes net income excluding Merger related expenses for the nine months ended September 30, 2017 and 2016:

SUSSEX BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net income (GAAP)	$5,178	$4,000
Merger related expenses net of tax (1)	345	—
S-3 registration filing expenses net of tax (1)	45	—
Net income, as adjusted	$5,568	$4,000
Average diluted shares outstanding (GAAP)	5,200,466	4,633,473
Average diluted shares from capital raise (2)	462,454	—
Average diluted shares outstanding, as adjusted	4,738,012	4,633,473
Diluted EPS, as adjusted	$1.18	$0.86
Return on average assets, as adjusted	0.83%	0.71%
Return on average equity, as adjusted	10.03%	9.41%

(1) Merger related expenses net of tax expenses of $137 thousand; S-3 registration filing net of tax expenses of $29 thousand.
(2) Calculation is based on 1,249,999 common stock shares issued and outstanding as part of the capital raise completed on June 21, 2017 divided by the number of days in the period.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2017 and 2016:
໿
໿

	Nine Months Ended September 30,
(Dollars in thousands)	2017			2016
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$46,188	$1,419	4.11%	$30,402	$890	3.91%
Taxable	65,169	1,064	2.18%	70,195	1,116	2.12%
Total securities	111,357	2,483	2.98%	100,597	2,006	2.66%
Total loans receivable (1) (4)	740,451	24,030	4.34%	607,044	19,575	4.31%
Other interest-earning assets	8,976	28	0.42%	9,154	17	0.25%
Total earning assets	$860,784	$26,541	4.12%	$716,795	$21,598	4.02%

Non-interest earning assets	44,474			40,063
Allowance for loan losses	(6,974)			(5,894)
Total Assets	$898,284			$750,964

Sources of Funds:
Interest bearing deposits:
NOW	$180,378	$399	0.30%	$142,911	$229	0.21%
Money market	91,614	593	0.87%	34,902	105	0.40%
Savings	137,901	215	0.21%	138,174	214	0.21%
Time	165,861	1,325	1.07%	157,235	1,282	1.09%
Total interest bearing deposits	575,754	2,532	0.59%	473,222	1,830	0.52%
Borrowed funds	79,999	1,358	2.27%	89,803	1,393	2.07%
Junior subordinated debentures	27,842	957	4.60%	12,887	266	2.76%
Total interest bearing liabilities	$683,595	$4,847	0.95%	$575,912	$3,489	0.81%

Non-interest bearing liabilities:
Demand deposits	136,642			113,504
Other liabilities	4,050			4,890

Total non-interest bearing liabilities	140,692			118,394
Stockholders' equity	73,997			56,658
Total Liabilities and Stockholders' Equity	$898,284			$750,964

Net Interest Income and Margin(5)		21,694	3.37%		18,109	3.37%
Tax-equivalent basis adjustment		(476)			(298)
Net Interest Income		$21,218			$17,811

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

Net interest income on a fully tax equivalent basis increased $3.6 million, or 19.8%, to $21.7 million for the first nine months of 2017 as compared to $18.1 million for the same period in 2016. Included in the increase in net interest income was $457 thousand in prepayment penalties on $31.4 million of commercial loans. For the nine months of 2017 and 2016, net interest margin was unchanged at 3.37%, which was positively impacted by prepayment penalties and largely offset by higher funding costs.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $4.9 million, or 22.9%, to $26.5 million for the nine months ended September 30, 2017, as compared to the same period last year.  The increase was due to higher average earning assets, which increased $144.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016. The average yield increased ten basis points to 4.12% for the nine months ended September 30, 2017, as compared to 4.02% for the same period last year.

Our total interest income earned on loans receivable increased $4.5 million, or 22.8%, to $24.0 million for the first nine months of 2017, as compared to the same period in 2016.  The increase was driven by an increase in average balance of loans receivable of $133.4 million, or 22.0%, for the nine months ended September 30, 2017, as compared to the same period last year. The average yield increased three basis points to 4.34% for the nine months ended September 30, 2017, as compared to 4.31% for the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $477 thousand, to $2.5 million for the nine months ended September 30, 2017 from $2.0 million for the same period in 2016.  The increase in interest income earned on securities was due to a 32 basis point increase in the average yield to 2.98% for the nine months ended September 30, 2017, as compared to the same period in 2016 along with a 10.7% increase in average balance.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $11 thousand for the first nine months of 2017, as compared to the same period in 2016.  The average balances in other interest-earning assets decreased $178 thousand to $9.0 million in the first nine months of 2017 from $9

.2 million during the first nine months of 2016.  The increase in interest income was also attributable to a 17 basis point increase in the average yield to 0.42% as compared to 0.25% in the same period in 2016 which was mainly driven by the deposits held at the Federal Reserve Bank.

Interest Expense – Our interest expense for the nine months ended September 30, 2017 increased $1.4 million, or 38.9%, to $4.8 million from $3.5 million for the same period in 2016.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $107.7 million, or 18.7%, to $683.6 million for the first nine months of 2017 from $575.9 million for the same period in 2016.  The average rate increased fourteen basis points to 0.95% for the nine months ended September 30, 2017, as compared to 0.81% for the same period last year.

Our interest expense on subordinated debt increased $691 thousand, or 259.8%, for the nine months ended September 30, 2017, as compared to the same period last year. The increase was mainly attributed to the increased average balance of the subordinated notes. The average rate increased 184 basis points to 4.60% for the nine months ended September 30, 2017, as compared to 2.76% for the same period last year. The increase in both average balance and rate is the result of the issuance in the fourth quarter of 2016 of $15 million in subordinated debt with a 5.75% interest rate.

Our interest expense on deposits increased $702 thousand, or 38.4%, for the nine months ended September 30, 2017, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $102.5 million during the first nine months of 2017, as compared to the same period in 2016.  The average rate increased seven basis points to 0.59% for the nine months ended September 30, 2017, as compared to 0.52% for the same period last year.

Our interest expense on borrowed funds decreased $35 thousand, or 2.5%, for the nine months ended September 30, 2017, as compared to the same period last year.  The decrease was largely attributed to the average balance of borrowed funds decreasing $9.8 million during the first nine months of 2017, as compared to the same period in 2016. The average rate increased twenty basis points to 2.27% for the nine months ended September 30, 2017, as compared to 2.07% for the same period last year.

Provision for Loan Losses – Provision for loan losses increased $73 thousand to $1.1 million for the first nine months of 2017, as compared to the same period last year.  The increase in the provision for loan losses for the nine months ended September 30, 2017 was mostly attributed to the Company`s loan growth.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $200 thousand, or 3.3%, to $6.3 million for the first nine months of 2017 as compared to the same period last year. The increase was principally due to growth of $303 thousand in insurance commissions and fees relating to Tri-State Insurance Agency and an increase of $153 thousand in bank owned life insurance, mostly due to an increase in investments in bank owned life insurance. The aforementioned was partly offset by a reduction in gain on sales of securities of approximately $310 thousand for the nine months ended September 30, 2017 as compared to the same period last year.

Non-Interest Expense – Our non-interest expenses increased $1.9 million, or 11.5%, to $18.8 million for the first nine months of 2017 as compared to the same period last year. The increase for the first nine months of 2017, as compared to the same period in 2016, was largely due to increases in salaries and employee benefits of $1.3 million, expenses of $482 thousand related to the pending acquisition of Community, other expenses of $317 thousand which includes $75 thousand related to S-3 registration, and professional fees of $208 thousand and was partly offset by a decrease of $186 thousand in FDIC assessment.

The increase in salaries and employee benefits for the first nine months ended September 30, 2017 as compared to the same periods in 2016 was largely due to an increase in personnel to support our growth.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, was $2.4 million for the nine months ended September 30, 2017, compared to $2.0 million for the nine months ended September 30, 2016.  Our effective tax rate was 32.0% and 33.6% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate is related to the adopted guidance set forth in ASU 2016-09, where the Company is now required to recognize the entire amount of the excess tax benefit or loss in the period of vesting of restricted stock or exercise of stock options. Due to the adoption of ASU 2016-09, for the first quarter 2017 the Company realized a tax benefit of $174 thousand resulting from the vested restricted stock. The majority of the Company’s vesting of restricted stock or outstanding stock options occur during the first quarter of each year.

COMPARISION OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 TO DECEMBER 31, 2016

Total Assets – At September 30, 2017, our total assets were $956.8 million, an increase of $108.1 million, or 12.7%, as compared to total assets of $848.7 million at December 31, 2016. The increase in total assets was largely driven by growth in loans receivable of $99.9 million, or 14.4%.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $3.9 million to $10.8 million at September 30, 2017, or 1.1% of total assets, from $14.6 million, or 1.7%,  of total assets, at December 31, 2016.

Securities Portfolio – At September 30, 2017, the securities portfolio, which includes available for sale and held to maturity securities, was $109.1 million, compared to $100.2 million at December 31, 2016. Available for sale securities were $101.0 million at September 30, 2017, compared to $88.6 million at December 31, 2016. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $8.1 million at September 30, 2017 and $11.6 million at December 31, 2016.

Net unrealized gains in the available for sale securities portfolio were $517 thousand for September 30, 2017 as compared to net unrealized losses of $1.2 million at December 31, 2016.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 –  Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of September 30, 2017 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell any of our securities before recovery of their cost basis.

Other investments totaled $5.1 million at September 30, 2017 and December 31, 2016,  which consisted primarily of FHLB stock. We also held $100 thousand in time deposits with other financial institutions at September 30, 2017 and December 31, 2016.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $99.9 million, or 14.4%, to $795.1 million at September 30, 2017, as compared to $695.3 million at December 31, 2016.  During the nine months ended September 30, 2017, the Company had $139.5 million in commercial loan production, which was partly offset by $31.4 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial loans	$46,493	$40,280
Construction	43,834	25,360
Commercial real estate	536,122	479,227
Residential real estate	167,496	150,237
Consumer and other	2,197	1,038
Total gross loans	$796,142	$696,142

Loan and Asset Quality – The ratio of NPAs, which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets decreased to 1.03% at September 30, 2017 from 1.10% at December 31, 2016. NPAs increased $471 thousand, or 5.0%, to $9.8 million at September 30, 2017, as compared to $9.3 million at December 31, 2016. There were no loans 90 days past due and still accruing at September 30, 2017 as compared to $468 thousand at December 31, 2016. Non-accrual loans increased $771 thousand, or 13.2%, to $6.6 million at September 30, 2017, as compared to $5.8 million at December 31, 2016. Loans past due 30 to 89 days totaled $1.6 million at September 30, 2017, representing a decrease of $212 thousand, or 11.5%, as compared to $1.8 million at December 31, 2016.

We continue to actively market our foreclosed real estate properties, which decreased $92 thousand, with one property sold for $615 thousand and $236 thousand in write-downs, which was partly offset by the addition of three new properties at $749 thousand, to $2.3 million at September 30, 2017, as compared to $2.4 million at December 31, 2016. At September 30, 2017, the Company’s foreclosed real estate properties had an average carrying value of approximately $253 thousand per property.

The allowance for loan losses increased by $806 thousand, or 12.0%, to $7.5 million, or 0.94% of total loans, at September 30, 2017, compared to $6.7 million, or 0.96% of total loans, at December 31, 2016. The Company recorded $1.1 million in provision for loan losses for the nine months ended September 30, 2017 and 2016. Additionally, the Company recorded net charge-offs of $321 thousand for the nine months ended September 30, 2017, as compared to $313 thousand in net charge-offs for the nine months ended September 30, 2016. The allowance for loan losses as a percentage of non-accrual loans decreased to 113.6% at September 30, 2017 from 114.8% at December 31, 2016.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans	$6,604	$5,833
Non-accrual loans to total loans	0.83%	0.84%
Non-performing assets	$9,818	$9,347
Non-performing assets to total assets	1.03%	1.10%
Allowance for loan losses as a % of non-accrual loans	113.60%	114.80%
Allowance for loan losses to total loans	0.94%	0.96%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $7.5 million and $6.6 million at September 30, 2017 and December 31, 2016, respectively.  Impaired loans measured at fair value on a non-recurring basis increased to $2.4 million on September 30, 2017 from $1.0 million at December 31, 2016. These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2017 and December 31, 2016, respectively.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $938 thousand and $679 thousand at September 30, 2017 and December 31, 2016, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2017,  we had 1 loan relationship comprised of 2 loans totaling $4.9 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2017, the total allowance for loan losses increased by $806 thousand, or 12.0%, to $7.5 million, or 0.94% of total loans as compared to $6.7 million, or 0.96% of total loans, at December 31, 2016. The Company recorded $1.1 million in provision for loan losses for the nine months ended September 30, 2017.  Additionally, the Company recorded net charge-offs of $321 thousand for the nine months ended September 30, 2017, as compared to $313 thousand in net charge-offs for the nine months ended September 30, 2016. The allowance for loan losses as a percentage of non-accrual loans decreased to 113.6% at September 30, 2017 from 114.8% at December 31, 2016.

The table below presents information regarding our provision and allowance for loan losses for the nine months ended September 30, 2017 and 2016:
໿

(Dollars in thousands)	September 30, 2017	September 30, 2016
Balance, beginning of period	$6,696	$5,590
Provision	1,127	1,054
Charge-offs	(341)	(383)
Recoveries	20	70
Balance, end of period	$7,502	$6,331

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$171	5.9%	$110	5.8%
Construction	461	5.5%	359	3.6%
Commercial real estate	5,349	67.3%	3,932	68.9%
Residential real estate	1,005	21.0%	899	21.6%
Consumer and other loans	44	0.3%	19	0.1%
Unallocated	472	—%	1,377	—
Total	$7,502	100.0%	$6,696	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $21.9 million at September 30, 2017 and $16.5 million at December 31, 2016. The Company entered into $5.0 million in new policies for the nine months ended September 30, 2017.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2017 and December 31, 2016, we had recorded goodwill totaling $2.8 million, primarily as a result of the acquisition of Tri-State in 2001.  Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch. As of September 30, 2017 deposits originated in that branch were $9.3 million.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $81.0 million, or 12.3%, to $741.9 million at September 30, 2017, from $660.9 million at December 31, 2016. The growth in deposits was primarily due to an increase in interest bearing deposits of $64.6 million, or 12.2%, at September 30, 2017, as compared to December 31, 2016. Included in the aforementioned deposit total is $85.3 million with a cost of 0.59% attributed to our branch in Oradell, New Jersey, which opened in the beginning of March 2016, an increase of $25.3 million or 42.2% from December 31, 2016. Additionally, the Company’s wholesale deposits increased $23.4 million, or 27.7%, to $108.0 million at September 30, 2017 from $84.6 at December 31, 2016

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $88.7 million and $90.8 million in borrowings at FHLB, at a weighted average interest rate of 1.87% and 1.91% at September 30, 2017 and December 31, 2016, respectively.  The long-term borrowings at September 30, 2017 consisted of $50.0 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.   At December 31, 2016, the Company had $5.0 million line of credit at Atlantic Community Bankers Bank which the Company paid off during the quarter ended June 30, 2017.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2017 was 2.76%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $93.9 million at September 30, 2017, an increase of $33.9 million when compared to December 31, 2016.  On June 21, 2017, we announced that the Company successfully completed an underwritten public offering of 1,136,363 shares of the Company's common stock at a public offering of $24.00 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 113,636 shares of its common stock, which was exercised in full by the underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the underwriters’ option) after deducting underwriting discounts and commissions was $28.2 milli on, which will be used for general corporate purposes. The Company estimates it will incur an additional $100 thousand in unbilled offering expenses; such expenses will reduce net proceeds.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2017, total deposits amounted to $741.9 million, an increase of $81.0 million, or 12.3%, from December 31, 2016. At September 30, 2017 and December 31, 2016, borrowings from FHLB and ACBB and subordinated debentures totaled $116.6 million and $123.6 million, respectively, and represented 12.2% and 14.6% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at September 30, 2017, amounted to $795.1 million, an increase of $99.9 million, or 14.4%, compared to December 31, 2016.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2017, the total of such assets amounted to $10.8 million, or 1.1%, of total assets, compared to $14.6 million, or 1.7%, of total assets at December 31, 2016. Another significant liquidity source is our available for sale securities portfolio.  At September 30, 2017, available for sale securities amounted to $101.0 million, compared to $88.6 million at December 31, 2016.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $101.9 million through its membership in the FHLB and $10.0 million at ACBB at September 30, 2017. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At September 30, 2017, the Bank’s Tier I,  Total and Common Equity Tier I (“CET1”) capital ratios were 14.82%, 15.80% and 14.82%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of September 30, 2017, the Bank had a leverage ratio of 12.14%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of September 30, 2017, the Bank had a capital conservation buffer of 7.80%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At September 30, 2017, these unused commitments totaled $144.4 million and consisted of $76.0 million in commitments to grant commercial real estate, construction and land development loans, $24.9 million in home equity lines of credit, $43.2 million in other unused commitments and $251 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the three months ended September 30, 2017.

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

Date: November 9, 2017		SUSSEX BANCORP

	By:	/s/ Steven M. Fusco
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