Form 10-K
period 2017-12-31
SUSSEX BANCORP
filed 2018-03-15
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $24.35 on June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $147,087,733.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 8, 2018 was 7,929,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

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

General

Sussex Bancorp is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and was incorporated under the laws of the State of New Jersey in January 1996.  The Company is the parent company of Sussex Bank (the “Bank”).  The only significant asset of Sussex Bancorp is its investment in the Bank.  At December 31, 2017, the Company had consolidated total assets of $979.4 million, gross loans of $821.7 million, deposits of $762.5 million and stockholders’ equity of $94.2 million.

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

Community Bank of Bergen County, NJ Acquisition

On January 4, 2018, the Company completed the previously announced acquisition of Community Bank of Bergen County, NJ (“Community”). In connection with the acquisition, Community merged with and into Sussex Bank, with Sussex Bank continuing as the surviving entity.  In connection with the acquisition, the Company also acquired certain subsidiaries of Community.

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

We have two business segments, banking and financial services and insurance services. For financial data on the segments see Note 3 of our consolidated financial statements located elsewhere in this report.

Market Area

Our service area primarily consists of Sussex, Morris and Bergen Counties in New Jersey and Queens Counties, New York; although we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our corporate office in Rockaway, New Jersey, and, as of December 31, 2017, our eleven branch offices located in Andover, Augusta, Franklin, Hackettstown, Montague, Newton, Oradell, Sparta, Vernon, and Wantage, New Jersey, and in Astoria, New York,  our regional office and corporate center in Wantage, New Jersey and our insurance agency offices in Augusta and Oradell, New Jersey.    On December 18, 2013 we permanently closed our Warwick, New York branch location and during the first and third quarters of 2014 we opened a corporate office and a regional office and corporate center in Rockaway and Wantage, New Jersey, respectively.  We opened a new branch location in Astoria, New York during the first quarter of 2015.  On March 5, 2016 we opened a new branch location which includes a regional lending office in Oradell, NJ in Bergen County.  On April 1, 2016 we permanently closed our regional lending and insurance agency offices in Rochelle Park, New Jersey, and transferred such lending and insurance activities to our Oradell branch. On April 29, 2016 we permanently closed our Port Jervis, New York branch location.  Our market area is among the most affluent in the nation. Following the completion of the acquisition of Community Bank of Bergen County, NJ on January 4, 2018, the Bank has an additional three branches located in Bergen County.

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

Personnel

At December 31, 2017, we employed 140 full-time employees and 16 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Set forth below is a summary of the significant laws and regulations applicable to the Company and its subsidiaries. The summary that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Statutes, regulations and policies are subject to ongoing review by Congress, state legislatures and federal and state regulatory agencies.  A change in any statute, regulation or policy applicable to the Company and its subsidiaries may have a material effect on the Company’s operations and financial performance. Financial reform legislation and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may have adverse implications on the financial industry, the competitive environment and our ability to conduct business.  As a result, we may incur additional expenses to comply with applicable laws and regulations, which may increase our costs of operations and adversely impact our earnings.

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

The Bank is organized as a state-chartered commercial bank pursuant to the banking laws and regulations of the Department.  The Bank is subject to the supervision of, and to regular examination by, the Department as its primary chartering authority, as well as by the FDIC as its primary federal regulator and deposit insurer.  Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”).  The Company, the Bank and certain of its nonbank subsidiaries must also comply with state consumer protection laws which are enforced by state attorneys general.  The Bank`s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.  The non-bank subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB, the FDIC and the Department, respectively.  Insurance agencies are licensed by the State of New Jersey and are regulated by the Department under state law.

The Dodd-Frank Act significantly changed the U.S. financial regulatory landscape.  Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal banking agencies.  As a result, management cannot predict the ultimate impact of the Dodd-Frank Act or the extent to which it could affect operations of the Company and the Bank.

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

Bank holding companies whose subsidiary banks meet certain capital, management and standards under the CRA, that elect to become “financial holding companies,” are permitted to engage in a substantially broader range of non-banking financial activities than is otherwise permissible for bank holding companies under the BHC Act.  These activities include, among others, certain insurance, securities and merchant banking activities.  As our business is currently limited to activities permissible for a bank holding company, we have not elected to become a financial holding company.

Mergers and Acquisitions

The BHC Act, the Bank Merger Act, and other federal and state statures regulate the direct and indirect acquisition of depository institutions. The BHC Act requires the prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of commercial bank or its parent holding company and fore a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days` prior notice and receiving a non-objection from the appropriate federal banking agency.

Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions. In reviewing applications seeking approval of merger and purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant`s performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities. For further information relating to the CRA, see the "Community Reinvestment Act of 1977".

Source of Strength Doctrine

FRB policy requires that bank holding companies act as a source of financial and managerial strength to their subsidiary banks.  Section 616 of the Dodd-Frank Act codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions.  As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources.  Any capital loan by the Company to the Bank is subordinate in right of payment to deposits and to certain other indebtedness of the Bank.  The U.S. Bankruptcy Code provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  The Company is fully compliant with the Volcker Rule.  Given the Company’s size and the scope of its activities, the Company's implementation of the Volcker Rule had no significant effect on its financial statements.

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

Capital Adequacy and Prompt Corrective Action

In July 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC approved final rules (the “Capital Rules”) that established a new comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules.

The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets. The Capital Rules apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more, and to certain bank holding companies with less than $1 billion in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  Under FRB reporting requirements, a bank holding company that reaches $1 billion or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The threshold for capital consolidation was raised from $500 million to $1 billion effective May 15, 2015. As a result, the Company is no longer required to report its consolidated capital.  The Bank, however, must continue to meet minimum capital requirements and otherwise comply with the Capital Rules.

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

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The deduction and adjustments will be incrementally phased in between January 1, 2015 and January 1, 2019.

In addition, under the prior general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using the advanced approaches, including the Bank were permitted to make a one-time permanent election to continue to exclude these items in January 2015.   The Bank elected to make the one-time permanent election to exclude certain AOCI items for regulatory capital ratios. The Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued after May 19, 2010, from inclusion in bank holding companies’ Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Capital Rules prescribe a standardized approach for risk weightings, generally ranging from 0% for U.S. governmental and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Pursuant to Section 38 of the Federal Deposit Insurance Act (the "FDIA"), federal banking agencies are required to take "prompt corrective action" should a depository institution fail to meet certain capital adequacy standards. For purposes of prompt corrective action, to be: (i) well-capitalized, a bank must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, a bank must have a total risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, a bank would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, a bank would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; and (v) critically undercapitalized, a bank would have a ratio of tangible equity to total assets that is less than or equal to 2%.

Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank's deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Reserve Requirements

FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York.  In 2017 FRB regulations required that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $15.5 million. Transaction accounts greater than $15.5 million up to and including $115.1 million have a reserve requirement of 3%.  A 10% reserve ratio will be assessed on transaction accounts in excess of $115.1 million. The FRB makes annual adjustments to the tiered reserves.  The Bank was in compliance with these reserve requirements.

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

Anti-Money-Laundering

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  The USA PATRIOT Act requires all financial institutions, including the Company and the Bank, to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences.  As of December 31, 2017, the Company and the Bank believe that they are in compliance with the BSA and the USA PATRIOT Act, and implementing regulations thereof.

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

Consumer Protection and CFPB Supervision

The Dodd-Frank Act centralized responsibility for federal consumer financial protection in the CFPB, which is an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial protection laws and regulations.  The Company and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. Among others, these laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act and established the CFPB. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company`s business, financial condition or operations.

Community Reinvestment Act of 1977

The Bank has a responsibility under the CRA to help meet the credit needs of its communities, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the CRA.  Regulators periodically assess the Bank’s record of compliance with the CRA.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company.  The Bank`s failure to comply with the Equal Credit Opportunity Act of the Fair Housing Act could result in enforcement actions. The Bank received a “Satisfactory” CRA rating in its most recent examination.

Financial Privacy and Data Security

The Company is subject to federal laws, including the Gramm-Leach-Bliley Act (the “GLBA”), and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated institutions. These provision require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.

The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.

The federal banking agencies, including the FRB, through the Federal Financial Institutions Examination Council (“FFIEC”) have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess, and mitigate these risks, both internally and at critical third party services providers. FFIEC has provided a Cybersecurity Assessment Toll for institutions to identity and address cybersecurity risks in their systems.

The Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

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

Future Legislative Initiatives

From time to time, federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, the federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry. However, it is not clear whether such changes will be enacted or, if enacted, what effect such changes would have on the Company. New legislative and regulatory initiatives are introduced by Congress, state legislatures, and financial regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company.  A change in statutes, regulations, or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

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

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 347% of Bank total risk-based capital at December 31, 2017.

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

At December 31, 2017, our non-performing assets (“NPAs”) (which consist of non-accrual loans, loans 90 days or more delinquent, performing troubled debt restructurings and foreclosed real estate assets) totaled $9.2 million, which was a decrease of $120 thousand or 1.3% from December 31, 2016.  However, we can give no assurance that our NPAs will continue to decrease and we may experience increases in NPAs in the future.  Our NPAs adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in the other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of NPAs requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

Banking and insurance laws, regulations and policies are subject to amendment by Congress, the State of New Jersey and federal and state financial regulatory agencies.  Changes to statutes, regulations or policies, including changes in the administrative interpretation of regulations or policies, could materially impact our business.  These changes could impose additional costs on us and limit the types of financial products and services that we may offer our customers.  Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant compliance costs.  Failure to comply with any laws, regulations or policies could result in sanctions by financial regulatory agencies, including civil money penalties, private lawsuits or reputational damage, any of which could adversely affect our business or results of operations. While we have policies and procedures designed to prevent such violations, there can be no assurance that violations will not occur.  See “Supervision and Regulation” in ITEM 1. Business.

Since the 2008 global financial crisis, financial institutions have been subject to increased scrutiny from Congress, state legislatures and federal and state financial regulatory agencies.  The Dodd-Frank Act, among other laws and regulations, has increased our costs of doing business and resulted in decreased revenues and net income.  Several mandates of the Dodd-Frank Act are still subject to further rulemaking and could have adverse implications on the financial industry, the competitive environment and our ability to conduct business.  We cannot provide assurance that future changes in laws, regulations and policies will not adversely affect our business.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2017, our allowance for loan losses was $7.3 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

We are in competition with many other financial service providers, including larger commercial banks which have greater resources than us.

The banking industry within our trade area is highly competitive.  Our principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, the Gramm-Leach-Bliley Financial Modernization Act of 1999 permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends upon our ability to serve small business clients in a more responsive manner than the large and mid-size financial institutions against whom we compete in our principal market area. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “home town” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  We have employment agreements and/or change in control agreements with our Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Market Executive and Chief Executive Officer of Tri-State, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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
We conduct our business through our corporate office in Rockaway, New Jersey, our regional office and corporate center in Wantage, New Jersey, our insurance agency offices in Augusta, New Jersey, and our eleven branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2017.  Following the completion of the acquisition of Community Bank of Bergen County, NJ on January 4, 2018, the Bank has a corporate operation center and three additional branches located in Bergen County. We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

LOCATION	YEAR OPENED	LEASED OR OWNED
28-21 Astoria Blvd
Astoria, New York	2015	Leased

399 Route 23
Franklin, New Jersey	1976	Owned

7 Church Street
Vernon, New Jersey	1980	Owned

266 Clove Road
Montague, New Jersey	1982	Leased

96 Route 206
Augusta, New Jersey	1983	Leased

378 Route 23
Wantage, New Jersey	2007	Owned

455 Route 23
Wantage, New Jersey	1992	Owned (1)

15 Boulder Hills Blvd.
Wantage, New Jersey	2014	Leased

15 Trinity Street
Newton, New Jersey	1991	Owned

165 Route 206
Andover, New Jersey	1992	Owned

100 Route 206
Augusta, New Jersey	2000	Owned

33 Main Street
Sparta, New Jersey	2001	Owned

100 Enterprise Drive, Suite 700
Rockaway, New Jersey	2014	Leased

430 Schooley's Mtn. Road
Hackettstown, New Jersey	2014	Leased

296 Kinderkamack Road
Oradell, New Jersey	2016	Leased

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2017, we had approximately 520 holders of record.

The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

2017	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$28.00	$23.60	$0.06
Third Quarter ended September 30	$25.45	$19.75	$0.06
Second Quarter ended June 30	$28.55	$23.18	$0.06
First Quarter ended March 31	$26.45	$19.55	$0.04

2016	High	Low	Cash Dividends Declared
Fourth Quarter ended December 31	$21.95	$16.33	$0.04
Third Quarter ended September 30	$16.95	$13.33	$0.04
Second Quarter ended June 30	$14.00	$12.20	$0.04
First Quarter ended March 31	$13.45	$11.43	$0.04

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
SUMMARY OF INCOME:
Interest income	$35,699	$29,160	$23,644	$21,300	$19,642
Interest expense	6,611	4,762	3,568	3,294	3,201
Net interest income	29,088	24,398	20,076	18,006	16,441
Provision for loan losses	1,586	1,291	636	1,537	2,745
Net interest income after provision for loan losses	27,502	23,107	19,440	16,469	13,696
Other income	8,285	7,829	6,453	5,961	6,093
Other expenses	25,617	22,585	20,553	18,829	18,228
Income before income tax expense (benefit)	10,170	8,351	5,340	3,601	1,561
Income tax expense (benefit)	4,479	2,828	1,640	1,001	133
Net income	$5,691	$5,523	$3,700	$2,600	$1,428

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	5,359,430	4,619,124	4,559,316	4,541,305	3,781,562
Diluted	5,404,381	4,651,108	4,591,822	4,580,350	3,816,904

PER SHARE DATA:
Basic earnings per share	$1.06	$1.20	$0.81	$0.57	$0.38
Diluted earnings per share	1.05	1.19	0.81	0.57	0.37
Cash dividends (2)	0.22	0.16	0.16	0.09	—
BALANCE SHEET:
Loans, net	$813,365	$688,561	$537,833	$466,332	$386,981
Total assets	979,383	848,728	684,503	595,915	533,911
Total deposits	762,491	660,921	517,856	458,270	430,297
Total stockholders’ equity	94,193	60,072	53,941	51,229	46,425
Average assets	914,747	770,470	627,298	559,885	529,152
Average stockholders’ equity	79,329	57,518	52,715	49,494	42,382
PERFORMANCE RATIOS:
Return on average assets	0.62%	0.72%	0.59%	0.46%	0.27%
Return on average stockholders’ equity	7.17%	9.60%	7.02%	5.25%	3.37%
Average equity/average assets	8.67%	7.47%	8.40%	8.84%	8.01%
Net interest margin	3.39%	3.37%	3.45%	3.49%	3.41%
Efficiency ratio (3)	68.54%	70.08%	77.47%	78.56%	80.89%
Other income to net interest income plus other income	22.17%	24.29%	24.32%	24.87%	27.04%
Dividend payout ratio	20.95%	13.45%	19.75%	15.79%	—
CAPITAL RATIOS: (4)
Tier I capital to average assets	11.86%	10.41%	9.45%	10.19%	10.38%
Tier I capital to total risk-weighted assets	14.26%	12.87%	11.74%	12.79%	14.21%
Total capital to total risk-weighted assets	15.17%	13.86%	12.79%	14.02%	15.47%
Common equity Tier 1 capital to total risk-weighted assets	14.26%	12.87%	11.74%	N/A	N/A
ASSET QUALITY RATIOS:
Non-accrual loans to total loans	0.73%	0.84%	0.98%	1.26%	3.03%
Non-performing assets to total assets (5)	0.94%	1.10%	1.49%	2.02%	3.10%
Net loan charge-offs to average total loans	0.13%	0.03%	0.14%	0.33%	0.65%
Allowance for loan losses to total loans at period end	0.89%	0.96%	1.03%	1.20%	1.38%
Allowance for loan losses to non-performing loans (6)	105.51%	95.93%	81.43%	74.23%	39.73%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.

(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends, if any.

(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.

(4)	Bank capital ratios.

(5)	NPAs include non-accrual loans, loans past due 90 days and still accruing, troubled debt restructured loans still accruing and foreclosed real estate.

(6)	Non-performing loans include non-accrual loans, loans past due 90 days and still accruing and troubled debt restructured loans still accruing.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 75%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  The net interest margin increased by 2 basis points to 3.39% for year ended December 31, 2017 as compared to 3.37% for 2016.

For 2017, our net income increased to $5.7 million, or $1.05 per diluted share, or a 3.0% increase, as compared to net income of $5.5 million, or $1.19 per diluted share, for the same period last year. For 2017, our core net income (a non-GAAP measurement) was $7.7 million, or $1.42 per diluted share. The increase in net income for the twelve months ended December 31, 2017 was largely due to an increase in net interest income of $4.7 million, which was partially offset by an increase in non-interest expenses of $3.0 million and income tax expenses from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) of $942 thousand. The increase in non-interest expenses was largely due to a $1.7 million increase in salaries and employee benefits and merger-related expenses of $1.2 million. Excluding expenses related to the acquisition of Community Bank of Bergen County, NJ, of $1.2 million and the associated income tax benefit of $166 thousand, net income increased $1.2 million, or 21.5%, for the year ended December 31, 2017.

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

Total loans receivable, net of unearned income, increased $125.4 million, or 18.0%, to $820.7 million at December 31, 2017, from $695.3 million at year-end 2016.  This increase was primarily attributed to growth  in the commercial loan portfolio. Our total deposits increased $101.6 million, or 15.4%, to $762.5 million at December 31, 2017, from $660.9 million at December 31, 2016.  The increase in deposits was primarily due to an increase in interest bearing deposits of $87.8 million, or 16.6% for December 31, 2017, as compared to December 31, 2016.

We continued to make progress in 2017 towards reducing our problem assets.  For 2017, we had a 1.3% improvement in NPAs and our total problem assets, which consists of foreclosed real estate and criticized and classified loans, declined by 7.1% as compared to 2016.  In addition, the ratio of NPAs to total assets improved to 0.9% at December 31, 2017 from 1.1% at December 31, 2016.

At December 31, 2017, our total stockholders’ equity was $94.2 million, an increase of $34.1 million when compared to December 31, 2016.  The increase was largely due to the capital raise of approximately $28.0 million and net income for the year ended December 31, 2017.  At December 31, 2017, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 11.86%, 14.26%, 15.17% and 14.26%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

While real estate appraisals are not required for transactions of $250,000 or less, we will consider obtaining an appraisal if the orderly liquidation of the collateral is the primary source of repayment.  To the extent that an appraisal is not required for a real estate collateralized transaction, we will obtain for its credit files another acceptable form of valuation (i.e. equalized value with a reasonable market relevance or evaluation).

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

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values.  Should the cash flow hedge become ineffective, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings.  The effective portion of the change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction affects earnings.

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

Goodwill.    We have recorded goodwill of $2.8 million at December 31, 2017, primarily related to the acquisition of Tri-State in October of 2001. Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch. As of December 31, 2017 deposits originated in that branch were $9.2 million.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of Tri-State in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2017 and 2016.

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

Investment Securities Impairment Evaluation.    The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to AOCI, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2017 or December 31, 2016 were deemed to be impaired.

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

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2017 AND 2016

General.  At December 31, 2017, we had total assets of $979.4 million compared to total assets of $848.7 million at December 31, 2016, an increase of $130.7 million, or 15.4%. Gross loans increased $125.4 million, or 18.0%, to $820.7 million at December 31, 2017, from $695.3 million at December 31, 2016.  Total deposits increased 15.4% to $762.5 million at December 31, 2017, from $660.9 million at December 31, 2016.

Cash and Cash Equivalents.    Our cash and cash equivalents decreased $3.0 million, or 20.4%, at December 31, 2017 to $11.6 million from $14.6 million at December 31, 2016.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt securities in an unrealized loss position have been evaluated as of December 31, 2017, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2017, 2016 and 2015.

	December 31,
(Dollars in thousands)	2017	2016	2015
U.S. government agencies	$18,861	$13,087	$12,788
U.S. government sponsored agencies	6,061	—	—
State and political subdivisions	41,234	40,688	38,149
Mortgage-backed securities
U.S. government-sponsored enterprises	30,544	32,854	42,839
Corporate debt	2,030	1,982	—
Total available for sale	$98,730	$88,611	$93,776

Our securities available for sale, increased by $10.1 million, or 11.4%, to $98.7 million at December 31, 2017 from $88.6 million at December 31, 2016.  During 2017, we  purchased $61.2 million in new securities, $42.6 million in securities were sold and $8.5 million in securities matured, were called or were repaid.  At December 31, 2017, there was an unrealized gain of $449 thousand in securities available for sale as compared to an unrealized loss of $1.2 million at December 31, 2016. During 2017 there was a net realized loss of $9 thousand on the sale of available for sale securities as compared to a $436 thousand realized gain in 2016.

We had $5.3 million of our security portfolio classified as held to maturity at December 31, 2017, a decrease of $6.3 million from December 31, 2016.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2017, 2016 and 2015.

(Dollars in thousands)	2017	2016	2015
State and political subdivisions	$5,304	$11,618	$6,834
Total held to maturity securities	$5,304	$11,618	$6,834

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2017.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2017, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years			Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount		Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$—	—%	$—	—%	$—		—%	$18,799	2.11%
U.S. Government sponsored agencies	—	—%	—	—%	—		—%	6,054	2.11%
State and political subdivisions	—	—%	—	—%	2,953	3.04	3.04%	37,517	2.92%
Mortgage-backed securities -
U.S. government-sponsored enterprises	—	—%	1,524	1.68%	795		1.80%	28,639	2.35%
Corporate debt	—	—%	—	—%	2,000		5.13%	—	—%
Total Available for Sale	$—	—%	$1,524	1.68%	$5,748		3.59%	$91,009	2.52%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2017, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$2,477	1.36%	$254	2.00%	$2,040	3.88%	$533	3.17%
Total held to maturity	$2,477	1.36%	$254	2.00%	$2,040	3.88%	$533	3.17%

We held $4.9 million in Federal Home Loan Bank of New York (“FHLBNY”)  stock at December 31, 2017 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2017, increased $125.4 million, or 18.0%, to $820.7 million from $695.3 million at December 31, 2016.  Loan growth for 2017 occurred primarily in commercial real estate loans (an increase of $72.2 million, or 15.1%) and residential real estate loans (an increase of $21.6 million, or 14.4%).

The following table summarizes the composition of our loan portfolio by type as of December 31, 2013 through 2017:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$54,759	$40,280	$20,023	$20,549	$15,205
Construction	42,484	25,360	13,348	12,379	7,307
Commercial real estate	551,445	479,227	382,262	326,370	260,664
Residential real estate	171,844	150,237	127,204	111,498	107,992
Consumer and other loans	1,130	1,038	1,253	1,665	1,617
Total gross loans	$821,662	$696,142	$544,090	$472,461	$392,785

The increase in loans was primarily funded during 2017 by an increase in our deposits and capital raise.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2017, are presented in the following table.

	December 31, 2017
(Dollars in thousands)	Due Under 1 Year	Due 1-5 Years	Due Over 5 Years
Commercial and industrial	$23,099	$14,382	$17,278
Construction	24,391	2,973	15,120
Commercial real estate	26,398	17,709	507,338
Residential real estate	4,253	3,065	164,526
Consumer and other	381	257	492
Total loans	$78,522	$38,386	$704,754
Interest rates:
Fixed or predetermined	$74,712	$28,528	$145,429
Floating or adjustable	3,810	9,858	559,325
Total loans	$78,522	$38,386	$704,754

Loan and Asset Quality.    NPAs consist of non-accrual loans, loans over 90 days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total NPAs decreased by $120 thousand, or 1.3%, to $9.2 million at year-end 2017 from $9.3 million at year-end 2016. The ratio of NPAs to total assets for December 31, 2017 and December 31, 2016 were 0.9% and 1.1%, respectively.

Our non-accrual loan balance increased $187 thousand, or 3.2%, to 6.0 million at December 31, 2017, from $5.8 million at December 31, 2016.  Troubled debt restructured loans still accruing increased $253 thousand, or 37.3%, to $932 thousand at December 31, 2017, from $679 thousand at December 31, 2016.  Foreclosed assets decreased $92 thousand to $2.3 million at December 31, 2017, from $2.4 million at December 31, 2016.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2013 through 2017.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loans:
Commercial and industrial	$20	$33	$20	$94	$—
Construction	105	—	—	—	—
Commercial real estate	4,313	4,048	4,016	3,936	9,700
Residential real estate	1,582	1,752	1,138	1,893	2,192
Consumer and other	—	—	138	1	—
Total nonaccrual loans	6,020	5,833	5,312	5,924	11,892
Loans past due 90 days and still accruing	—	468	—	85	123
Troubled debt restructured loans still accruing	932	679	1,553	1,590	1,628
Total non-performing loans	6,952	6,980	6,865	7,599	13,643
Foreclosed real estate	2,275	2,367	3,354	4,449	2,926
Total non-performing assets	$9,227	$9,347	$10,219	$12,048	$16,569
Non-accrual loans to total loans	0.73%	0.84%	0.98%	1.26%	3.03%
Non-performing assets to total assets	0.94%	1.10%	1.49%	2.02%	3.10%
Interest income received on nonaccrual loans	$157	$165	$138	$138	$122
Interest income that would have been recorded under the original terms of the loans	$210	$213	$264	$301	$774

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2017,  we had two loans totaling $4.9 million that we deemed potential problem loans. Management is actively monitoring these loans.

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
At December 31, 2017, the allowance for loan losses was $7.3 million,  an increase of $639 thousand, or 9.5%, from $6.7 million at December 31, 2016.  The provision for loan losses was  $1.6 million and there were $973 thousand in charge-offs and $26 thousand in recoveries during 2017.  The allowance for loan losses as a percentage of total loans was 0.89% at December 31, 2017 compared to 0.96% at December 31, 2016.    The decrease in allowance for loan losses as percentage of total loans is mostly due to an increase in loans and a decrease in non-performing, classified, and impaired loans as a percentage of total loans at December 31, 2017 as compared to December 31, 2016.
The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$6,696	$5,590	$5,641	$5,421	$4,976
Provision charged to operating expenses	1,586	1,291	636	1,537	2,745
Recoveries of loans previously charged-off:
Commercial and industrial	2	268	17	17	122
Commercial real estate	7	37	41	39	450
Residential real estate	10	21	17	4	112
Consumer and other	7	7	7	10	12
Total recoveries	26	333	82	70	696
Loans charged-off:
Commercial and industrial	13	227	19	1	55
Construction	—	—	—	—	350
Commercial real estate	874	187	560	1,168	2,317
Residential real estate	49	67	165	181	246
Consumer and other	37	37	25	37	28
Total charge-offs	973	518	769	1,387	2,996
Net charge-offs	947	185	687	1,317	2,300
Balance at end of year	$7,335	$6,696	$5,590	$5,641	$5,421
Net charge-offs to average loans outstanding	0.13%	0.03%	0.14%	0.33%	0.62%
Allowance for loan losses total loans at year-end	0.89%	0.96%	1.03%	1.20%	1.38%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
Commercial and industrial	$208	6.7%	$110	5.8%	$85	3.7%
Construction	336	5.2%	359	3.6%	220	2.5%
Commercial real estate	5,185	67.1%	3,932	68.9%	3,646	70.2%
Residential real estate	1,032	20.9%	899	21.6%	784	23.4%
Consumer and other loans	26	0.1%	19	0.1%	87	0.2%
Unallocated	548	—	1,377	—	768	—
Total	$7,335	100.0%	$6,696	100.0%	$5,590	100.0%

	Allowance for Loans Losses at December 31,
	2014		2013
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
Commercial and industrial	$231	4.3%	$222	3.9%
Construction	383	2.6%	308	1.8%
Commercial real estate	3,491	69.1%	3,399	66.4%
Residential real estate	903	23.6%	941	27.5%
Consumer and other loans	19	0.4%	16	0.4%
Unallocated	614	—	535	—
Total	$5,641	100.0%	$5,421	100.0%

Bank-owned Life Insurance.    Our BOLI carrying value increased  to $22.1 million at December 31, 2017 from $16.5 million at December 31, 2016.  The increase was principally the result of the addition of two policies for $2.0 million and $3.0 million during the second quarter of 2017. Additionally there was $522 thousand in net earnings on BOLI policies in 2017.

Deposits.    Total deposits increased $101.6 million, or 15.4%, to $762.5 million at December 31, 2017, from $660.9 million at December 31, 2016.  The increase in deposits was due to increases in interest bearing demand deposits of $70.9 million, or 20.5%, mainly attributable to a $43.3 million increase in brokered money market deposits, time deposits of $16.9 million, or 9.3%, and non-interest bearing transaction deposits of $13.7 million, or 10.4%, for December 31, 2017, as compared to December 31, 2016.  Our funding mix continued to improve as non-interest deposits increased.

Total average deposits increased $123.7 million from $601.2 million for the year ended December 31, 2016 to $724.9 million for the year ended December 31, 2017,  a 20.6% increase.  Average NOW accounts increased $37.8 million, or 25.9%, from $145.7 million for 2016 to $183.5 million for 2017.  Average demand accounts increased $21.7 million, or 18.4% from $117.9 million for 2016 to $139.6 million for 2017.  Average time deposits increased $8.3 million, or 5.1%, from $162.9 million for 2016 to $171.2 million for 2017.  Average money market balances increased $56.5 million, or 152.4%, from $37.0 million for 2016 to $93.5 million for 2017.  Average savings accounts decreased $576 thousand or 0.4%, from $137.7 million for 2016 to $137.1 million for 2017.  Increases to average NOW accounts, demand, time deposits and money market balances were partly offset by the aforementioned decrease in savings accounts.

The average balances and weighted average rates paid on deposits for 2017,  2016 and 2015 are presented below.

	Year Ended December 31,
	2017 Average		2016 Average		2015 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$139,611	—%	$117,927	—%	$86,016	—%
NOW	183,457	0.32%	145,659	0.21%	130,569	0.17%
Money market	93,505	0.90%	37,046	0.40%	17,287	0.20%
Savings	137,120	0.21%	137,696	0.21%	139,120	0.20%
Time	171,163	1.09%	162,864	1.05%	119,256	1.03%
Total deposits	$724,856	0.49%	$601,192	0.41%	$492,248	0.36%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2017 is presented in the following table.

(Dollars in thousands)
3 months or less	$65,798
3 to 6 months	15,356
6 to 12 months	12,542
Over 12 months	20,802
Total	$114,498

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2017, we had $35.0 million in long-term FHLB advances outstanding at a weighted average interest rate of 1.67%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Average daily amount of short-term borrowings outstanding during the period	$19,713	$27,304	$8,778
Weighted average interest rate on average daily short-term borrowings	1.21%	0.63%	0.43%
Maximum short-term borrowings outstanding at any month-end	$60,696	$62,535	$34,650
Short-term borrowings outstanding at period end	$55,350	$29,805	$34,650
Weighted average interest rate on short-term borrowings at period end	1.58%	0.79%	0.52%

Subordinated Debentures.    On June 28, 2007, we raised $12.9 million in capital through the issuance of subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2017 was 3.03%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

In accordance with FASB ASC 810, Consolidation, our wholly owned subsidiary, Sussex Capital Trust II, is not included in our consolidated financial statements.  For regulatory reporting purposes, the Federal Reserve Board allows trust preferred securities to continue to qualify as Tier I capital subject to specified limitations.

During the quarter ended December 31, 2016, the Company completed a $15 million private placement of fixed-to-floating rate subordinated notes to an institutional investor. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the subordinated notes where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. The Company utilizes the interest rate swap to hedge the risk of variability in its future cash flows attributable to changes in the three-month LIBOR rate.

Equity.  Stockholders’ equity inclusive of AOCI, net of income taxes, was $94.2 million at December 31, 2017, an increase of $34.1 million, from the $60.1 million at year-end 2016. The increase in stockholders’ equity was mostly due to a capital raise of approximately $28.0 million, used to fund loans, and $5.7 million in net income in 2017, which was offset by $1.2 million in dividends declared during 2017.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2017 AND 2016

Results of Operations. Our net income is impacted by five major components and each of them is reviewed in more detail in the following discussion:

•	net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds;

•	provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans;

•	non-interest income, which is made up primarily of certain loan and deposit fees, insurance commissions and gains and losses from sales of securities or other transactions;

•	non-interest expense, which consists primarily of salaries, employee benefits, credit collection and write-off costs, merger-related expenses and other operating expenses; and

•	income taxes.

For the year ended December 31, 2017, the Company reported net income of $5.7 million, or $1.05 per diluted share, or a 3.0% increase, as compared to net income of $5.5 million, or $1.19 per diluted share, for the same period last year. For 2017, our core net income (a non-GAAP measurement) was $7.7 million, or $1.42 per diluted share. The increase in net income for the year ended December 31, 2017 was largely due to an increase in net interest income of $4.7 million, which was partially offset by increases in non-interest expenses of $3.0 million and income tax expenses of $1.7 million; $942 thousand of the increase in income tax expense was the result of remeasuring deferred tax assets based on the reduced corporate tax rate under the newly enacted Tax Act from 34% to 21%. The increase in non-interest expenses was largely due to an $1.7 million increase in salaries and employee benefits and merger-related expenses of $1.2 million.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis (a non-GAAP measurement), a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2017, 2016 and 2015.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Year Ended December 31,
(Dollars in thousands)	2017			2016			2015
	Average		Average	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$46,449	$1,918	4.13%	$32,359	$1,247	3.85%	$33,688	$1,348	4.00%
Taxable	64,636	1,437	2.22%	69,225	1,443	2.08%	65,402	1,239	1.89%
Total securities	111,085	3,355	3.02%	101,584	2,690	2.65%	99,090	2,587	2.61%
Total loans receivable (1) (4)	756,766	32,953	4.35%	625,399	26,862	4.30%	488,963	21,497	4.40%
Other interest-earning assets	8,611	35	0.41%	9,440	23	0.24%	7,109	9	0.13%
Total earning assets (3)	876,462	36,343	4.15%	736,423	29,575	4.02%	595,162	24,093	4.05%
Non-interest earning assets	45,398			40,106			37,834
Allowance for loan losses	(7,113)			(6,059)			(5,698)
Total Assets	$914,747			$770,470			$627,298
Sources of Funds:
Interest bearing deposits:
NOW	$183,457	$584	0.32%	$145,659	$313	0.21%	$130,569	$227	0.17%
Money market	93,505	843	0.90%	37,046	148	0.40%	17,287	35	0.20%
Savings	137,120	285	0.21%	137,696	286	0.21%	139,120	282	0.20%
Time	171,163	1,872	1.09%	162,864	1,702	1.05%	119,256	1,228	1.03%
Total interest bearing deposits	585,245	3,584	0.61%	483,265	2,449	0.51%	406,232	1,772	0.44%
Borrowed funds	78,551	1,749	2.23%	93,974	1,922	2.05%	65,600	1,576	2.40%
Subordinated debentures	27,844	1,278	4.59%	13,256	391	2.95%	12,887	220	1.71%
Total interest bearing liabilities	691,640	6,611	0.96%	590,495	4,762	0.81%	484,719	3,568	0.74%
Non-interest bearing liabilities:
Demand deposits	139,611			117,927			86,016
Other liabilities	4,167			4,530			3,848
Total non-interest bearing liabilities	143,778			122,457			89,864
Stockholders' equity	79,329			57,518			52,715
Total Liabilities and Stockholders' Equity	$914,747			$770,470			$627,298
Net Interest Income and Margin (3) (5)		29,732	3.39%		24,813	3.37%		20,525	3.45%
Tax-equivalent basis adjustment (3)		(644)			(415)			(449)
Net Interest Income		$29,088			$24,398			$20,076

(1)	Includes loan fee income

(2)	Average rates on securities are calculated on amortized costs

(3)	Full taxable equivalent basis, using a 34% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

(4)	Loans outstanding include non-accrual loans

(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net interest income on a fully tax equivalent basis increased $4.9 million, or 19.8%, to $29.7 million for the year ended December 31, 2017 as compared to $24.8 million for the same period in 2016. Included in the increase in net interest income was $635 thousand in prepayment penalties on $54.9 million of commercial loans, an increase of $544 thousand, or 601.2%, as compared to the same period in 2016. The net interest margin increased by 2 basis points to 3.39% for the year ended December 31, 2017, as compared to the same period in 2016.

Interest Income.    Total interest income, on a fully taxable equivalent basis, increased $6.8 million, or 22.9%, to $36.3 million for the year ended December 31, 2017 as compared to $29.6 million for the same period in 2016.  The increase in interest income was largely due to a $140.0 million, or 19.0%, increase in average interest earning assets, principally loans receivable, which increased $131.4 million, or 21.0%. The increase in average balance was partly complimented by an increase in average rate of 13 basis points to 4.15% for the year ended December 31, 2017 as compared to the same period in 2016. The increase in average rate was mostly attributed to a 37 basis point increase in the average rate earned on securities.
Interest income from securities, on a fully taxable equivalent basis, increased $665 thousand, or 24.7%, for the year ended December 31, 2017 compared to the same period in 2016. The increase was due to an increase in the average balance of the securities portfolio of $9.5 million, or 9.4%, to $111.1 million for the year ended December 31, 2017 as compared to the same period in 2016.  The increase in the average balance of the securities portfolio was complimented by an increase in the average rate of 37 basis points to 3.02% for 2017 from 2.65% for 2016.
Interest income from the loan portfolio increased by $6.1 million,  or 22.7%, to $33.0 million for 2017 from $26.9 million for 2016.  The improvement was due to an increase in the average balance on loans, which increased $131.4 million, or 21.0%, for the year ended December 31, 2017 as compared to the same period in 2016.  The increase in the average balance on loans was complimented by an increase of 5 basis points in the average rate on the loan portfolio for the year ended December 31, 2017 as compared to the same period in 2016.
Interest Expense.    Total interest expense increased $1.8 million, or 38.8%, to $6.6 million for the year ended December 31, 2017 from $4.8 million for the same period in 2016.  The increase was principally due to growth in the average balance of interest-bearing deposits of $102.0 million and average balance of subordinated debentures of $14.6 million in 2017 compared to 2016.  The average rate increased 15 basis points for 2017 compared to 2016.
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

	December 31, 2017 v. 2016			December 31, 2016 v. 2015
	Increase (decrease) Due to changes in:			Increase (decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$577	$94	$671	$(52)	$(49)	$(101)
Taxable	(99)	93	(6)	75	129	204
Total securities	478	187	665	23	80	103
Total loans receivable (2)	5,715	376	6,091	5,871	(506)	5,365
Other interest-earning assets	(2)	14	12	4	10	14
Total net change in income on interest-earning assets	6,191	577	6,768	5,898	(416)	5,482
Interest bearing deposits:
NOW	95	176	271	28	58	86
Money market	381	314	695	61	52	113
Savings	(1)	—	(1)	(3)	7	4
Time	89	81	170	456	18	474
Total interest bearing deposits	564	571	1,135	542	135	677
Borrowed funds	(333)	160	(173)	606	(260)	346
Subordinated debentures	590	297	887	6	165	171
Total net change in expense on interest-bearing liabilities	821	1,028	1,849	1,154	40	1,194
Change in net interest income	$5,370	$(451)	$4,919	$4,744	$(456)	$4,288

(1)	Fully taxable equivalent basis, using 39% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

(2)	Includes loan fee income

Provision for Loan Losses.    Provision for loan losses increased $295 thousand to $1.6 million for the year ended December 31, 2017, as compared to $1.3 million for the same period in 2016.  The increase in the provision for loan losses for the year-ended December 31, 2017 was largely attributed to an increase in loan growth.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2017 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans increased $187 thousand, or 3.2%, to $6.0 million at December 31, 2017 from $5.8 million at December 31, 2016.  We believe these loans are adequately provided for in our loan loss allowance or are sufficiently collateralized at December 31, 2017.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 7 to our consolidated financial statements herein for further discussion.

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

Non-interest income increased $456 thousand, or 5.8%, to $8.3 million for the year ended December 31, 2017 as compared to the same period last year. The increase was principally due to growth of $530 thousand in insurance commissions and fees relating to Tri-State Insurance Agency and an increase of $214 thousand in bank owned life insurance, due to an increase in investments in bank owned life insurance. The aforementioned were partly offset by a reduction in gain on sales of securities of approximately $453 thousand.

Non-Interest Expense.  Total non-interest expense increased $3.0 million, or 13.4%, to $25.6 million for the year ended December 31, 2017 as compared to the same period last year. The increase for the year ended December 31, 2017, as compared to the same period in 2016, was largely due to increases in salaries and employee benefits of $1.7 million, merger-related expenses of $1.2 million associated with the acquisition of Community Bank of Bergen County, NJ, professional fees of $385 thousand, and other expenses of $270 thousand and was partly offset by decreases of $245 thousand in FDIC assessment fees and $175 in expenses and write-downs related to foreclosed real estate. The increase in salaries and employee benefits for 2017 as compared to 2016 was largely due to an increase in personnel to support the Company’s growth.

Income Taxes.  The provision for income taxes was $4.5 million and $2.8 million for 2017 and 2016, respectively. Our effective tax rate was 44.0% and 33.9% for 2017 and 2016, respectively.  The increase in income tax expense and effective rate for the year ended December 31, 2017 was primarily attributable to growth in pre-tax income from taxable sources and the re-measurement of deferred tax assets based on the reduced corporate tax rate under the newly enacted Tax Act, which added $942 thousand in tax expenses and increased the effective tax rate by 9.3%. See Notes 1 and 18 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2017, total deposits amounted to $762.5 million, an increase of $101.6 million, or 15.4%, from December 31, 2016  At December 31, 2017, borrowings from the FHLBNY and Atlantic Central Bankers Bank ("ACBB") and subordinated debentures totaled $118.2 million and represented 12.1% of total assets as compared to $123.6 million and 14.6% of total assets, at December 31, 2016.

Loan production continued to be our principal investing activity. Net loans at December 31, 2017 amounted to $813.4 million, an increase of $124.8 million, or 18.1%, from December 31, 2016.

Our most liquid assets are cash and cash equivalents.  At December 31, 2017, the total of such assets amounted to $11.6 million, or 1.2%, of total assets, compared to $14.6 million, or 1.7%, of total assets at year-end 2016.  Another significant liquidity source is our available for sale securities.  At December 31, 2017, available for sale securities amounted to $98.7 million compared to $88.6 million at year-end 2016.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Board discount window.  The Bank also has the capacity to borrow an additional $113.7 million through its membership in the FHLBNY and $10.0 million line of credit at ACBB at December 31, 2017.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 7.25% and Total risk based capital as of risk-adjusted assets of 9.25% at a minimum, both including the capital conservation buffer.  At December 31, 2017, the Bank’s Tier I and Total risk based capital ratios were 14.28% and 15.19%, respectively.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2017, the Bank had a leverage ratio of 11.87%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2017 totaled $181.7 million, which consisted of $87.6 million in commitments to grant commercial and residential loans, $93.6 million in unfunded commitments under lines of credit and $485 thousand in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2017. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-

four months, are measured and compared to policy limits for acceptable change. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include instantaneous and permanent yield curve shifts for market rates and current asset and liability spreads to market interest rates are fixed.

The following table sets forth our interest rate risk profile at December 31, 2017 and 2016. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)	Estimated NPV(1)	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	Estimated Increase (Decrease)
Change in Interest Rates (basis points)		Amount	Percent		Amount	Percent
December 31, 2017
+200bp	$88,038	$(20,247)	(18.7)%	$27,375	$(4,148)	(13.2)%
0bp	$108,285	—	—	$31,523	—	—
-100bp	$105,903	$(2,382)	(2.2)%	$31,860	$337	1.1%
December 31, 2016
+200bp	$84,321	$(20,019)	(19.2)%	$24,274	$(1,827)	(7.0)%
0bp	$104,340	—	—	$26,101	—	—
-100bp	$83,419	$(20,921)	(20.1)%	$24,880	$(1,221)	(4.7)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

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

Management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, management used criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2017, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

Our independent registered public accounting firm, BDO USA, LLP, that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017. The report can be found on F-2.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1- Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance - Committees of the Board of Directors – Audit Committee.”

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
Dated: March 15, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2018.

Name	Title
/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta

/s/ Steven M. Fusco	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)
Steven M. Fusco

/s/ Peter A. Michelotti	Chief Operating Officer and Senior Executive Vice President (Principal Operating Officer)
Peter A. Michelotti

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Dominick D`Agosta	Director
Dominick D`Agosta

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Walter Loeffler	Director
Walter Loeffler

/s/ Michael McBride	Director
Michael McBride

/s/ Robert McNerney	Director
Robert McNerney

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Sussex Bancorp
Rockaway, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sussex Bancorp (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.
Woodbridge, New Jersey
March 15, 2018

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Sussex Bancorp
Rockaway, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited Sussex Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Sussex Bancorp (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes, and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 15, 2018

SUSSEX BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$3,270	$2,847
Interest-bearing deposits with other banks	8,376	11,791
Cash and cash equivalents	11,646	14,638
Interest bearing time deposits with other banks	100	100
Securities available for sale, at fair value	98,730	88,611
Securities held to maturity, at amortized cost (fair value of $5,430 and $11,739 at December 31, 2017 and December 31, 2016, respectively)	5,304	11,618
Federal Home Loan Bank Stock, at cost	4,925	5,106
Loans receivable, net of unearned income	820,700	695,257
Less: allowance for loan losses	7,335	6,696
Net loans receivable	813,365	688,561
Foreclosed real estate	2,275	2,367
Premises and equipment, net	8,389	8,728
Accrued interest receivable	2,472	2,058
Goodwill	2,820	2,820
Bank-owned life insurance	22,054	16,532
Other assets	7,303	7,589
Total Assets	$979,383	$848,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$146,167	$132,434
Interest bearing	616,324	528,487
Total deposits	762,491	660,921
Short-term borrowings	55,350	29,805
Long-term borrowings	35,000	66,000
Accrued interest payable and other liabilities	4,501	4,090
Subordinated debentures	27,848	27,840
Total Liabilities	885,190	788,656
Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 6,040,564 and 4,741,068 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	65,274	36,538
Deferred Compensation obligation under Rabbi Trust	1,399	1,383
Retained earnings	27,532	23,291
Accumulated other comprehensive income	1,387	243
Stock held by Rabbi Trust	(1,399)	(1,383)
Total Stockholders' Equity	94,193	60,072
Total Liabilities and Stockholders' Equity	$979,383	$848,728
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands except per share data)	2017	2016
INTEREST INCOME
Loans receivable, including fees	$32,953	$26,862
Securities:
Taxable	1,437	1,443
Tax-exempt	1,274	832
Interest bearing deposits	35	23
Total Interest Income	35,699	29,160
INTEREST EXPENSE
Deposits	3,584	2,449
Borrowings	1,749	1,922
Subordinated debentures	1,278	391
Total Interest Expense	6,611	4,762
Net Interest Income	29,088	24,398
PROVISION FOR LOAN LOSSES	1,586	1,291
Net Interest Income after Provision for Loan Losses	27,502	23,107
OTHER INCOME
Service fees on deposit accounts	1,123	975
ATM and debit card fees	777	767
Bank-owned life insurance	522	308
Insurance commissions and fees	5,326	4,796
Investment brokerage fees	24	75
Net (loss) gain on sales of securities	(9)	444
Net loss on sale and disposal of premises and equipment	7	(19)
Other	515	483
Total Other Income	8,285	7,829
OTHER EXPENSES
Salaries and employee benefits	14,773	13,078
Occupancy, net	1,880	1,859
Data processing	2,173	2,108
Furniture and equipment	938	993
Advertising and promotion	308	311
Professional fees	1,173	788
Director fees	399	450
FDIC assessment	263	508
Insurance	279	280
Stationary and supplies	148	191
Merger-related expenses	1,187	—
Loan collection costs	122	140
Net expenses and write-downs related to foreclosed real estate	283	458
Other	1,691	1,421
Total Other Expenses	25,617	22,585
Income before Income Taxes	10,170	8,351
EXPENSE FOR INCOME TAXES	4,479	2,828
Net Income	5,691	5,523
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on available for sale securities arising during the period	1,682	(950)
Fair value adjustments on derivatives	(196)	1,647
Reclassification adjustment for net loss (gain) on securities transactions included in net income	9	(436)
Income tax related to items of other comprehensive income	(598)	(104)
Other comprehensive income, net of income taxes	897	157
Comprehensive income	$6,588	$5,680
EARNINGS PER SHARE
Basic	$1.06	$1.20
Diluted	$1.05	$1.19
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2017 and 2016
(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2015	4,646,238	$35,927	$—	$18,520	$86	$—	$(592)	$53,941
Net income	—	—	—	5,523	—	—	—	5,523
Other comprehensive income	—	—	—	—	157	—	—	157
Treasury shares purchased	(2,127)	—	—	—	—	—	(26)	(26)
Funding of Supplemental Director Retirement Plan	—	—	1,383	—	—	(1,383)	—	—
Stock issued to fund Rabbi Trust	60,920	198	—	—	—	—	616	814
Options exercised	449	2	—	—	—	—	2	4
Restricted stock granted	42,167	—	—	—	—	—	—	—
Restricted stock forfeited	(6,579)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	411		—	—	—	—	411
Dividends declared on common stock ($0.16 per share)	—	—	—	(752)	—	—	—	(752)
Balance December 31, 2016	4,741,068	36,538	1,383	23,291	243	(1,383)	—	60,072
Net income	—	—	—	5,691	—	—	—	5,691
Other comprehensive income	—	—	—	—	897	—	—	897
Reclassification due to the adoption of ASU 2018-02	—	—	—	(247)	247	—	—	—
Funding of Supplemental Director Retirement Plan	—	—	16	—	—	(16)	—	—
Net proceeds of common stock issued	1,249,999	28,027	—	—	—	—	—	28,027
Restricted stock granted	53,554	—	—	—	—	—	—	—
Restricted stock forfeited	(4,057)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	709		—	—	—	—	709
Dividends declared on common stock ($0.22 per share)	—	—	—	(1,203)	—	—	—	(1,203)
Balance December 31, 2017	6,040,564	$65,274	$1,399	$27,532	$1,387	$(1,399)	$—	$94,193
See Notes to Consolidated Financial Statements

SUSSEX BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$5,691	$5,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,586	1,291
Depreciation and amortization	1,061	1,115
Net amortization of securities premiums and discounts	1,656	1,546
Amortization of subordinated debt costs	8	—
Net realized loss (gain) on sale of securities	9	(444)
Net realized (gain) loss on sale and disposal of premises and equipment	(7)	19
Net realized (gain) loss on sale of foreclosed real estate	(46)	7
Write-downs of and provisions for foreclosed real estate	236	251
Deferred income tax expense	637	9
Earnings on bank-owned life insurance	(522)	(308)
Compensation expense for stock options and stock awards	709	411
(Increase) decrease in assets:
Accrued interest receivable	(414)	(294)
Other assets	(1,145)	(721)
Increase in accrued interest payable and other liabilities	411	735
Net Cash Provided by Operating Activities	9,870	9,140
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(61,190)	(42,943)
Sales	42,594	36,483
Maturities, calls and principal repayments	8,532	9,156
Securities held to maturity:
Purchases	(2,478)	(8,763)
Sales	—	1,008
Maturities, calls and principal repayments	8,763	2,952
Net increase in loans	(126,885)	(152,748)
Proceeds from the sale of foreclosed real estate	834	1,458
Purchases of bank premises and equipment	(1,184)	(988)
Proceeds from the sale of premises and equipment	32	5
Purchases of bank owned life insurance	(5,000)	(3,700)
Net decrease in Federal Home Loan Bank stock	181	59
Net Cash Used in Investing Activities	(135,801)	(158,021)
Cash Flows from Financing Activities
Net increase in deposits	101,570	143,065
Net increase (decrease) in short-term borrowed funds	25,545	(4,845)
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	(31,000)	(5,000)
Proceeds from subordinated debt, net of issuance cost of $47	—	14,953
Net proceeds from capital raise	28,027	—
Purchase of treasury stock	—	(26)
Proceeds from exercise of stock options	—	4
Dividends paid	(1,203)	(752)
Net Cash Provided by Financing Activities	122,939	157,399
Net Increase in Cash and Cash Equivalents	(2,992)	8,518
Cash and Cash Equivalents - Beginning	14,638	6,120
Cash and Cash Equivalents - Ending	$11,646	$14,638
Supplementary Cash Flows Information
Interest paid	$6,505	$4,679
Income taxes paid	$4,035	$2,755
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$495	$729
Other real estate owned transferred from fixed assets	$437	$—
Treasury stock used to fund deferred compensation liability	$—	$814
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

Organization and Nature of Operations
The Company’s business is conducted principally through the Bank.  The Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey, one branch in Warren County, New Jersey, one branch in Bergen County, New Jersey and  one in Queens County, New York.  As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  Tri-State provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, and PPD Holding Company, LLC hold certain foreclosed properties. The Company opened a corporate office in Rockaway, New Jersey during the first quarter of 2015, a regional office and corporate center in Wantage, New Jersey during the third quarter of 2015, a branch in Astoria, Queens, New York during the first quarter of 2015 and a branch in Oradell, New Jersey during the first quarter of 2017.

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

Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $4.9 million and  $5.1 million for the years ended December 31, 2017 and 2016, respectively.

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
We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of December 31, 2017, we held $179 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. As of December 31, 2016, we did not hold foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of December 31, 2017 and 2016, we had consumer loans with a carrying value of $180 thousand and $666 thousand, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank-owned Life Insurance (“BOLI”)
BOLI is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees in order to fund certain employee and director benefits.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $16.5 million at December 31, 2017 and $12.5 million at December 31, 2016.

Goodwill
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2017 and 2016, the Company has recorded goodwill totaling $2.8 million, consisting of $2.3 million from the acquisition of an insurance agency in 2001 and $486 thousand from the acquisition of a bank branch in 2006.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically assesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2017.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2017 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2014 remain subject to examination by respective tax authorities.

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

Revenue Recognition of Tri-State Insurance Agency
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments.

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05) and September 2017 (ASU 2017-13), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in Topic 606 are effective for public business entities for annual periods beginning after December 15, 2017. Approximately 80% of the Company’s revenue is comprised of interest income on financial assets, which are explicitly excluded from the scope of Topic 606.  In addition, approximately 65% of the Company’s non-interest income consists of insurance commissions and fees, which are also excluded from the scope of Topic 606. With respect to the remaining elements of our non-interest income, management has identified revenue streams within the scope of the guidance, primarily service fees on deposits and ATM and debit card fees. Topic 606 states that revenue should be recognized when the entity satisfies a performance obligation by transferring goods or services to the customer. An asset is considered transferred when the customer obtains control of the asset and is able to use and obtain substantially all of the benefits of the asset. The entity then has to determine whether the performance obligation was satisfied over time or at a point in time to determine when to recognize revenue. The entity determined based on the criteria presented in Topic 606 that the performance obligation was satisfied at a point in time since the customer obtains immediate control of the deposit accounts and ATM/Debit Card and there are no additional obligations that the entity performs over time; therefore, the revenue would be recognized as received. The Company recognized $1.1 million in income for Service fees on deposit accounts and $777 thousand in ATM and debit card fees for the year ended December 31, 2017. The Company currently presents the revenue and associated costs on a gross basis. ASU 2014-09 and related amendments were adopted effective January 1, 2018, using the cumulative effect approach. Under this alternative, the Company will apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years will not be restated and additional disclosures will be provided to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. The Company`s adoption of the ASU did not significantly change the recognition of revenue on the Company's consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company`s adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company`s adoption of this ASU, effective January 1, 2017, did not have a significant impact on the Company`s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements issued in ASU 2016-09. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company`s adoption of the ASU did not have a significant impact on the Company`s consolidated financial statements.

In June, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326) (the “ASU”), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has taken steps to prepare for implementation when it becomes effective, such as evaluating the potential use of outside professionals for an updated model.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company`s adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

In August 2017, FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815). The objective of the ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make improvements to simplify the application of hedge accounting guidance in current GAAP. The amendments in the ASU will, among other things, 1) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risks; 2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; 3) modify disclosures to include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges; and 4) eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. These changes will more closely align the results of cash flow and fair value hedge accounting with risk management activities and the presentation of hedge results in the financial statements. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update with all transition requirements and elections being applied to hedging relationships existing on the date of adoption. The Company's adoption of the ASU will not have a significant impact on the Company's consolidated financial statements.

In January 2018, FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220) which introduces guidance for stranded tax effects resulting from the re-measurement of deferred tax assets and liabilities due to the newly enacted Tax Act. The amendments in ASU 2018-02 would require a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects resulting from the re-measurement. The amount of the reclassification would be the difference between the amount initially charged or credited to other comprehensive income at the previous U.S. federal corporate income tax rate (34 percent) that remains in AOCI and the amount that would’ve been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate (21 percent). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

should apply the amendments in this ASU using a retrospective transition method to each period in which the effect of the change in U.S. federal corporate income tax rate in the “Tax Act” is recognized. Early application is permitted, including adoption in interim periods, for public business entities in which financial statements have not yet been issued and for all other entities in which financial statements have not been made available for issuance. As a result of the “Tax Act” the Company re-measured their deferred tax assets and liabilities utilizing the newly enacted federal corporate income tax rate which resulted in a reduction of $247 thousand in deferred tax liabilities related to elements of accumulated other comprehensive income and a related reduction of federal income tax of $247 thousand for the year ended December 31, 2017. The Company elected to early adopt this ASU and, accordingly, has reclassified the $247 thousand from accumulated other comprehensive income to retained earnings effective December 31, 2017. Such reclassification is reflected in the Company`s consolidated statements of stockholders' equity.

NOTE 2 – STOCK OFFERING

On June 21, 2017, we announced the closing of an underwritten public offering of 1,136,363 shares of the Company’s common stock at a public offering price of $24.00 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 113,636 shares of its common stock, which was exercised in full by the Underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the Underwriters’ option) after deducting underwriting discounts and commissions was $28.0 million, which will be used for general corporate purposes. The Company incurred $470 thousand in offering expenses which reduced net proceeds.

NOTE 3 – SEGMENT REPORTING

Segment information for 2017 and 2016 is as follows:

(Dollars in thousands)	Banking and Financial Services	Insurance Services	Total
Year Ended December 31, 2017:
Net interest income from external sources	$29,088	$—	$29,088
Other income from external sources	2,864	5,421	$8,285
Depreciation and amortization	1,037	24	$1,061
Income before income taxes	8,757	1,413	$10,170
Income tax expense	3,914	565	$4,479
Total assets	975,123	4,260	$979,383

Year Ended December 31, 2016:
Net interest income from external sources	$24,398	$—	$24,398
Other income from external sources	3,033	4,796	$7,829
Depreciation and amortization	1,089	26	$1,115
Income before income taxes	7,152	1,199	$8,351
Income tax expense	2,348	480	$2,828
Total assets	843,703	5,025	$848,728

NOTE 4 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of December 31, 2017 and 2016:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2017
U.S. government agencies	$18,861	$—	$18,861	$—
U.S. government sponsored agency	6,061	—	6,061	—
State and political subdivisions	41,234	—	41,234	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,544	—	30,544	—
Corporate debt	2,030	—	2,030	—
Derivative instruments
Interest rate swaps	1,451	—	1,451	—

December 31, 2016
U.S. government agencies	$13,087	$—	$13,087	$—
State and political subdivisions	40,688	—	40,688	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	32,854	—	32,854	—
Corporate debt	1,982	—	1,982	—
Derivative instruments
Interest rate swaps	1,647	—	1,647	—

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2017
Impaired loans	$1,794	$—	$—	$1,794
Foreclosed real estate	568	—	—	$568

December 31, 2016
Impaired loans	$1,001	$—	$—	$1,001
Foreclosed real estate	1,716	—	—	$1,716

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$1,794	Appraisal of	Appraisal	0% to -8.2%
		collateral	adjustments (1)	(-0.2%)
Foreclosed real estate	568	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2016
Impaired loans	$1,001	Appraisal of	Appraisal	0% to -27.3%
		collateral	adjustments (1)	(-2.5%)
Foreclosed real estate	1,716	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

(1)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2017 and 2016:

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial instruments at December 31, 2017 and 2016 were as follows:

	December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$11,646	$11,646	$11,646	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	98,730	98,730	—	98,730	—
Securities held to maturity	5,304	5,430	—	5,430	—
Federal Home Loan Bank stock	4,925	4,925	—	4,925	—
Loans receivable, net of allowance	813,365	788,119	—	—	788,119
Accrued interest receivable	2,472	2,472	—	2,472	—
Interest rate swaps	1,451	1,451	—	1,451	—
Financial liabilities:
Non-maturity deposits	563,694	563,694	—	563,694	—
Time deposits	198,797	197,549	—	197,549	—
Short-term borrowings	55,350	55,335	55,335	—	—
Long-term borrowings	35,000	34,761	—	34,761	—
Subordinated debentures	27,848	25,259	—	25,259	—
Accrued interest payable	470	470	—	470	—

	December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$14,638	$14,638	$14,638	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	88,611	88,611	—	88,611	—
Securities held to maturity	11,618	11,739	—	11,739	—
Federal Home Loan Bank stock	5,106	5,106	—	5,106	—
Loans receivable, net of allowance	688,561	672,912	—	—	672,912
Accrued interest receivable	2,058	2,058	—	2,058	—
Interest rate swaps	1,647	1,647	—	1,647	—
Financial liabilities:
Non-maturity deposits	479,025	479,025	—	479,025	—
Time deposits	181,896	181,346	—	181,346	—
Short-term borrowings	29,805	29,805	29,805	—	—
Long-term borrowings	66,000	66,388	—	66,388	—
Subordinated debentures	27,840	24,519	—	24,519	—
Accrued interest payable	364	364	—	364	—

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government agencies	$18,799	$90	$(28)	$18,861
U.S. government sponsored agencies	6,054	8	(1)	6,061
State and political subdivisions	40,470	896	(132)	41,234
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,958	65	(479)	30,544
Corporate debt	2,000	30	—	2,030
	$98,281	$1,089	$(640)	$98,730
December 31, 2016
U.S. government agencies	$13,115	$29	$(57)	$13,087
State and political subdivisions	41,255	203	(770)	40,688
Mortgage-backed securities -
U.S. government-sponsored enterprises	33,483	126	(755)	32,854
Corporate debt	2,000	—	(18)	1,982
	$89,853	$358	$(1,600)	$88,611

Securities with a carrying value of approximately $17.3 million and $34.3 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.
The amortized cost and fair value of securities available for sale at December 31, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,953	4,957
Due after ten years	37,517	38,307
Total bonds and obligations	42,470	43,264
U.S. government agencies	18,799	18,861
U.S. government sponsored agencies	6,054	6,061
Mortgage-backed securities:
U.S. government-sponsored enterprises	30,958	30,544
Total available for sale securities	$98,281	$98,730
Gross gains on sales of securities available for sale were $339 thousand and $476 thousand and gross losses were $348 thousand and $40 thousand for the years ended December 31, 2017 and 2016, respectively.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities
The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
U.S. government agencies	$5,280	$(28)	$—	$—	$5,280	$(28)
U.S. government sponsored agencies	3,469	(1)	—	—	3,469	(1)
State and political subdivisions	5,212	(42)	3,701	(90)	8,913	(132)
Mortgage-backed securities -
U.S. government-sponsored enterprises	8,403	(212)	12,935	(267)	21,338	(479)
Total temporarily impaired securities	$22,364	$(283)	$16,636	$(357)	$39,000	$(640)
December 31, 2016
U.S. government agencies	$4,952	$(15)	$2,126	$(42)	$7,078	$(57)
State and political subdivisions	23,989	(770)	—	—	23,989	(770)
Mortgage-backed securities -
U.S. government-sponsored enterprises	23,299	(752)	639	(3)	23,938	(755)
Corporate debt	1,982	(18)	—	—	1,982	(18)
Total temporarily impaired securities	$54,222	$(1,555)	$2,765	$(45)	$56,987	$(1,600)

As of December 31, 2017, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies
At December 31, 2017 and 2016, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2017, there were three securities with a fair value of $5.3 million that had an unrealized loss that amounted to $28 thousand.  As of December 31, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at December 31, 2017, were deemed to be other-than-temporarily impaired.

At December 31, 2016, there were five securities with a fair value of $7.1 million that had an unrealized loss that amounted to $57 thousand.

U.S. Government Sponsored Agencies
At December 31, 2017, the decline in fair value and the unrealized losses for our U.S. government sponsored agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2017, there were two securities with a fair value of $3.5 million that had an unrealized loss that amounted to $1 thousand.  As of December 31, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored agency securities at December 31, 2017, were deemed to be other-than-temporarily impaired.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State and Political Subdivisions
At December 31, 2017 and 2016, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2017, there were 9 securities with a fair value of $8.9 million that had an unrealized loss that amounted to $132 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2017, were deemed to be other-than-temporarily-impaired.

At December 31, 2016, there were 31 securities with a fair value of $24.0 million that had an unrealized loss of $770 thousand.

Mortgage-Backed Securities
At December 31, 2017 and 2016, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2017, there were 16 securities with a fair value of $21.3 million that had an unrealized loss of $479 thousand.  As of December 31, 2017, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2017, were deemed to be other-than-temporarily impaired.

At December 31, 2016, there were 16 securities with a fair value of $23.9 million that had an unrealized loss of $755 thousand.

Corporate Debt
At December 31, 2017, the change in fair value and the unrealized gains for our corporate debt was caused by changes in interest rates and spreads and were not the result of credit quality. At December 31, 2017, there were no securities with an unrealized loss. These securities typically have maturity dates greater than five years and the fair values are more sensitive to changes in market interest rates. As of December 31, 2017, we did not intend to sell and it was more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt at December 31, 2017, were deemed to be other-than-temporarily-impaired.

At December 31, 2016, there was one security with a fair value $2.0 million that had an unrealized loss of $18 thousand.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
State and political subdivisions	$5,304	$127	$(1)	$5,430
December 31, 2016
State and political subdivisions	$11,618	$123	$(2)	$11,739

During the twelve months ended December 31, 2017, the Company did not sell any securities out of its held to maturity portfolio.

During the twelve months ended December 31, 2016, the Company sold a security out of its held to maturity portfolio due to continued credit deterioration. The gross realized gain on the sale of the security was $8 thousand for the twelve months ended December 31, 2016.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities held to maturity at December 31, 2017 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,477	$2,478
Due after one year through five years	254	254
Due after five years through ten years	2,040	2,136
Due after ten years	533	562
Total held to maturity securities	$5,304	$5,430

Temporarily Impaired Securities
The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
State and political subdivisions	$254	$(1)	$—	$—	$254	$(1)

December 31, 2016
State and political subdivisions	$789	$(2)	$—	$—	$789	$(2)

As of December 31, 2017, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions
At December 31, 2017, there was one security with a fair value of $254 thousand that had an unrealized loss of $1 thousand.   At December 31, 2017, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2016, there were two securities with a fair value $789 thousand that had an unrealized loss of $2 thousand.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS

The composition of net loans receivable at December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commercial and industrial loans	$54,759	$40,280
Construction	42,484	25,360
Commercial real estate	551,445	479,227
Residential real estate	171,844	150,237
Consumer and other	1,130	1,038
	821,662	696,142
Unearned net loan origination fees	(962)	(885)
Allowance for loan losses	(7,335)	(6,696)
Net loans receivable	$813,365	$688,561

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $239 thousand and $249 thousand at December 31, 2017 and 2016, respectively.  Mortgage servicing rights were immaterial at December 31, 2017 and 2016.

NOTE 7 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Year Ended:
December 31, 2017
Beginning balance	$110	$359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(874)	(49)	(37)	—	(973)
Recoveries	2	—	7	10	7	—	26
Provision	109	(23)	2,120	172	37	(829)	1,586
Ending balance	$208	$336	$5,185	$1,032	$26	$548	$7,335
December 31, 2016
Beginning balance	$85	220	$3,646	$784	$87	$768	$5,590
Charge-offs	(227)	—	(187)	(67)	(37)	—	(518)
Recoveries	268	—	37	21	7	—	333
Provision	(16)	139	436	161	(38)	609	1,291
Ending balance	$110	$359	$3,932	$899	$19	$1,377	$6,696

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance of loan losses at December 31, 2017 and 2016 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2017
Commercial and industrial	$208	$—	$208	$54,759	$20	$54,739
Construction	336	—	$336	42,484	—	$42,484
Commercial real estate	5,185	28	$5,157	551,445	4,763	$546,682
Residential real estate	1,032	10	$1,022	171,844	2,064	$169,780
Consumer and other loans	26	—	$26	1,130	—	1,130
Unallocated	548	—	—	—	—	—
Total	$7,335	$38	$6,749	$821,662	$6,847	$814,815
December 31, 2016
Commercial and industrial	$110	$14	$96	$40,280	$33	$40,247
Construction	359	—	$359	25,360	—	$25,360
Commercial real estate	3,932	135	$3,797	479,227	4,597	$474,630
Residential real estate	899	6	$893	150,237	1,967	$148,270
Consumer and other loans	19	—	$19	1,038	—	$1,038
Unallocated	1,377	—	—	—	—	—
Total	$6,696	$155	$5,164	$696,142	$6,597	$689,545

An age analysis of loans receivable which were past due as of December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2017
Commercial and industrial	$—	$—	$20	$20	$54,739	$54,759	$—
Construction	—	—	105	105	42,379	$42,484	—
Commercial real estate	4,935	126	4,314	9,374	542,071	$551,445	—
Residential real estate	1,304	122	1,581	3,007	168,837	$171,844	—
Consumer and other	8	1	—	9	1,121	$1,130	—
Total	$6,247	$249	$6,020	$12,515	$809,147	$821,662	$—
December 31, 2016
Commercial and industrial	$—	$—	$137	$137	$40,143	$40,280	$104
Construction	—	—	309	309	25,051	$25,360	309
Commercial real estate	84	719	4,103	4,906	474,321	$479,227	55
Residential real estate	786	247	1,752	2,785	147,452	$150,237	—
Consumer and other	4	—	—	4	1,034	$1,038	—
Total	$874	$966	$6,301	$8,141	$688,001	$696,142	$468
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans for which the accrual of interest has been discontinued at December 31, 2017 and 2016 were:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commercial and industrial	$20	$33
Commercial real estate	105	4,048
Residential real estate	4,314	1,752
Consumer and other	1,581	—
Total	$6,020	$5,833

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2017 and 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial and industrial	$54,405	$189	$165	$—	$54,759
Construction	42,379	105	—	—	$42,484
Commercial real estate	537,636	3,508	10,301	—	$551,445
Residential real estate	169,395	228	2,221	—	$171,844
Consumer and other	1,130	—	—	—	$1,130
	$804,945	$4,030	$12,687	$—	$821,662

December 31, 2016
Commercial and industrial	$40,247	$—	$33	$—	$40,280
Construction	25,360	—	—	—	$25,360
Commercial real estate	463,889	7,461	7,877	—	$479,227
Residential real estate	147,526	584	2,127	—	$150,237
Consumer and other	1,038	—	—	—	$1,038
	$678,060	$8,045	$10,037	$—	$696,142

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2017 and 2016 and for the years then ended:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Commercial and industrial	$20	$20	$—	$20	$—
Commercial real estate	3,834	4,158	—	3,217	31
Residential real estate	1,844	1,877	—	1,731	20
With an allowance recorded:
Commercial and industrial	—	—	—	3	—
Commercial real estate	929	1,392	28	1,557	8
Residential real estate	220	223	10	191	1
Consumer and other	—	—	—	—	—
Total:
Commercial and industrial	20	20	—	23	—
Commercial real estate	4,763	5,550	28	4,774	39
Residential real estate	2,064	2,100	10	1,922	21
Consumer and other	—	—	—	—	—
	$6,847	$7,670	$38	$6,719	$60

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Commercial and industrial	$19	$19	$—	$19	$—
Commercial real estate	2,324	2,324	—	2,244	16
Residential real estate	1,604	1,629	—	1,271	9
With an allowance recorded:
Commercial and industrial	14	14	14	3	—
Commercial real estate	2,273	2,364	135	2,492	32
Residential real estate	363	363	6	298	—
Consumer and other	—	—	—	55	—
Total:
Commercial and industrial	33	33	14	22	—
Commercial real estate	4,597	4,688	135	4,736	48
Residential real estate	1,967	1,992	6	1,569	9
Consumer and other	—	—	—	55	—
	$6,597	$6,713	$155	$6,382	$57

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

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2017 and 2016 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
December 31, 2017
Performing	$449	$483	$932
Non-performing	1,594	242	1,836
Total	$2,043	$725	$2,768
December 31, 2016
Performing	$550	$129	$679
Non-performing	2,258	—	2,258
Total	$2,808	$129	$2,937

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2017, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were three TDRs with an outstanding balance of $615 thousand that occurred during the year ended December 31, 2017. There were no TDRs that occurred during the year ended December 31, 2016.  The following tables summarize TDRs that occurred during the year ended December 31, 2017.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
December 31, 2017
Residential real estate	3	$637	$615

The TDRs described above did not require an allocation of the allowance for credit losses, nor were any charge-offs recorded subsequent to modification during the years ended December 31, 2017 and 2016.

There was one TDRs with an outstanding balance of $242 thousand for which there were payment defaults within twelve months following the date of the restructuring for the year ended December 31, 2017.

There were two TDRs for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2016.

Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.  There were no charge-offs on defaulted TDRs during the years ended December 31, 2017 and 2016.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Land and land improvements	$1,740	$2,054
Building and building improvements	6,744	5,953
Leasehold improvements	2,182	2,182
Furniture, fixtures and equipment	6,048	5,887
Assets in progress	172	125
	16,886	16,201
Accumulated depreciation	(8,497)	(7,473)
Premises and equipment, net	$8,389	$8,728

 During the years ended December 31, 2017 and 2016, depreciation expense totaled $1.1 million and $1.1 million, respectively.

NOTE 9 – DEPOSITS

The components of deposits at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Demand, non-interest bearing	$146,167	$132,434
Savings, money market and interest-bearing demand	417,527	346,591
Time deposits less than $100 thousand	84,299	74,150
Time deposits $100 thousand and over	114,498	107,746
Total deposits	$762,491	$660,921

Included in time deposits at December 31, 2017 and 2016, were brokered deposits of $130.6 million and $84.6 million, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
Within one year	$151,437
One to two years	19,510
Two to three years	5,026
Three to four years	14,847
After four years	7,977
$198,797

Certificates of deposits with balances of $250 thousand or more at December 31, 2017 and 2016, totaled approximately $41.0 million and $48.6 million, respectively.

NOTE 10 – BORROWINGS

At December 31, 2017, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $189.7 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $189.7 million.  At December 31, 2017, the Bank had the ability to borrow up to $113.7 million at FHLBNY and $10.0 million at ACBB.

At December 31, 2017 and 2016, the Company had $55.4 million and $29.8 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 1.58% and 0.79%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, the Company had $5.0 million line of credit at Atlantic Community Bankers Bank that bears interest at the rate of floating prime plus 50 basis points with a maturity date of September 28, 2017. This line of credit is included in long term borrowings.
At December 31, 2017 and 2016 the Bank had the following long-term borrowings:

(Dollars in thousands)	Borrowing Institution	Interest Rate	Balance at December 31,
Maturity Date			2017	2016
June 21, 2017	FHLBNY	4.60%	$—	$6,000
October 1, 2017	ACBB	Prime + 50bps (4.25%)	—	5,000
November 3, 2017	FHLBNY	1.31%	—	5,000
December 7, 2017	FHLBNY	3.97%	—	5,000
December 26, 2017	FHLBNY	3.66%	—	5,000
December 26, 2017	FHLBNY	3.79%	—	5,000
January 16, 2018	FHLBNY	1.18%	5,000	5,000
July 17, 2018	FHLBNY	1.65%	5,000	5,000
September 19, 2018	FHLBNY	1.83%	5,000	5,000
January 20, 2021	FHLBNY	2.07%	5,000	5,000
February 4, 2019	FHLBNY	1.53%	5,000	5,000
January 15, 2020	FHLBNY	1.66%	5,000	5,000
October 5, 2020	FHLBNY	1.78%	5,000	5,000
			$35,000	$66,000

Maturities of long-term debt in years subsequent to December 31, 2017 are as follows:

(Dollars in thousands)
Within one year	$15,000
One to two years	5,000
Two to three years	10,000
Three to four years	5,000
Four to five years	—
After five years	—
$35,000

At December 31, 2017 the Company had $35.0 million in long-term fixed rate advances.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  In addition, during the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the twelve months ended December 31, 2017 the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at December 31, 2017 and 2016:

	December 31, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$610	Other Assets	2026-03-15
December 15, 2016	5,000	161	Other Assets	2026-12-15
June 15, 2017	6,000	170	Other Assets	2027-06-15
December 15, 2017	10,000	352	Other Assets	2027-12-15
December 15, 2017	5,000	158	Other Assets	2027-12-15

Total	$38,500	$1,451

	December 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$629	Other Assets	2026-03-15
December 15, 2016	5,000	163	Other Assets	2026-12-15
June 15, 2017	6,000	201	Other Assets	2027-06-15
December 15, 2017	10,000	448	Other Assets	2027-12-15
December 15, 2017	5,000	206	Other Assets	2027-12-15

Total	$38,500	$1,647

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the years ended December 31, 2017 and 2016:
໿

	Year Ended December 31, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(11)	Not applicable	$—
December 15, 2016	(1)	Not applicable	—
June 15, 2017	(19)	Not applicable	—
December 15, 2017	(57)	Not applicable	—
December 15, 2017	(29)	Not applicable	—

Total	$(117)		$—

	Year Ended December 31, 2016
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$377	Not applicable	$—
December 15, 2016	98	Not applicable	—
June 15, 2017	120	Not applicable	—
December 15, 2017	269	Not applicable	—
December 15, 2017	124	Not applicable	—

Total	$988		$—

As required under the master netting arrangement with its derivatives counterparties, the Company received financial collateral in the amount of $1.2 million and $2.2 million at December 31, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable rate borrowing positions.  During the years ended December 31, 2017 and 2016, the Company had $124 thousand and $69 thousand, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $111 thousand will be reclassified to interest expense.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 3.03% and 2.4% at December 31, 2017 and 2016, respectively.  The capital securities are currently redeemable by the Company at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

During the quarter ended December 31, 2016, the Company completed a $15 million private placement of fixed-to-floating rate subordinated notes to an institutional investor. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term. The notes are redeemable after five years subject to satisfaction of certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors.

NOTE 13 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2028.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum payments under non-cancellable leases by year are as follows as of December 31, 2017:

(Dollars in thousands)
2018	$739
2019	577
2020	171
2021	76
2022	45
Thereafter	452
$2,060

Rent expense was $630 thousand and $663 thousand for the years ended December 31, 2017 and 2016, respectively.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2017 and 2016 was $153 thousand and $141 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2017 and 2016,  $46 thousand and $52 thousand, respectively, were charged to expense in connection with the Plans.  At December 31, 2017 and 2016, the carrying value of the Supplemental Plans was $632 thousand and $716 thousand,  respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  At December 31, 2017 and 2016, the carrying value of deferred compensation was $218 thousand and $199 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”).  Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year.  Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation.  The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.   In September 2015, the Board of Directors adopted an amendment under the DCA. The amendment, which is effective October 1, 2015, specifies that participants are no longer eligible to be credited earnings based on a rate that tracks the performance of the Company’s common stock on new amounts deferred after such date.  Additionally, effective January 1, 2016, the maximum earnings on deferred compensation amounts that are eligible to be credited with an earnings rate that tracks the performance of the Company’s common stock is limited to 10% of the stock price at end of the previous plan year.  In June 2016, the Board of Directors adopted an amendment to the DCA which supersedes the prior amendment from September 2015. The amendment, effective July 1, 2016, allows the Company’s Directors to elect to defer part or all of their fees into a stock account, consisting of the Company’s common stock, which is administered through a rabbi trust. The Company is responsible for submitting each Director’s deferral to the trustee of the rabbi trust to be used for the purchase of the Company’s common stock. Distributions from the Director's stock account shall be made in the same medium, the Company's common stock.
The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  At December 31, 2017 and 2016, the liability for the DCA was $24 thousand and $36 thousand, respectively. The DCA liability of $24 thousand at December 31, 2017, consisted entirely of amounts deferred under the interest rate earnings election; the liability of $36 thousand at December 31, 2016, consisted entirely of amounts deferred under the interest rate earnings election . During 2016, the amounts deferred under the common stock performance election were transferred into the stock account administered through the Rabbi Trust. In conjunction with the DCA, at December 31, 2017, 93,977 shares of Company common stock were held in the Rabbi Trust.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP.  Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5-year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment.  At December 31, 2017 and 2016, the carrying value of the SERP was $426 thousand and $329 thousand, respectively.

NOTE 15 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), both before tax and net of tax, are as follows:

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Fair value adjustments on derivatives	$(196)	$(78)	$(118)	$1,647	$659	$988
Unrealized gains on available for sale securities	1,682	672	1,010	(950)	(380)	(570)
Reclassification adjustment for net loss (gains) on securities transactions included in net income	9	4	5	(436)	(175)	(261)
Total other comprehensive income	$1,495	$598	$897	$261	$104	$157

Reclassification adjustments for loss (gains) on securities transactions of $9 thousand and $(436) thousand for the years ended December 31, 2017 and 2016, respectively, are presented in the income statement within the line item for net gain on securities transactions.

The other components of accumulated other comprehensive income included in stockholders` equity at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Unrealized gain (loss) on available for sale investments	$270	$(745)
Unrealized gain on derivative instruments	870	988
Reclassification due to the adoption of ASU 2018-02	247	—
Accumulated other comprehensive income	$1,387	$243

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2017:
Shares Outstanding (weighted average)		5,359,430
Shares held by Rabbi Trust		93,977
Share liability under deferred compensation agreement		(93,977)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,691	5,359,430	$1.06
Effect of dilutive securities:
Unvested stock awards	—	44,951
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,691	5,404,381	$1.05

Year Ended December 31, 2016:
Shares Outstanding (weighted average)		4,619,124
Shares held by Rabbi Trust		96,736
Share liability under deferred compensation agreement		(96,736)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,523	4,619,124	$1.20
Effect of dilutive securities:
Unvested stock awards	—	31,984
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,523	4,651,108	$1.19

There were 13,317 and 36,761 shares of unvested restricted stock awards and options outstanding during December 31, 2017 and 2016, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 17 – STOCK INCENTIVE PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Options granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2017, there were no authorized shares available for future grants under the 2004 Plan.

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Restricted stock awards may be made to any plan participant.  As of December 31, 2017, there were 82,229 shares available for future grants under the 2013 Plan.

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	80,743	$10.51	93,570	$7.67
Granted	53,554	22.02	42,167	12.92
Forfeited	(4,057)	12.58	(6,579)	10.99
Vested	(44,479)	9.09	(48,415)	7.05
Unvested restricted stock, end of period	85,761	$18.34	80,743	$10.51

Total stock-based compensation related to restricted stock awards was $660 thousand and $365 thousand for the years ended December 31, 2017 and December 31, 2016, respectively.  As of December 31, 2017 and 2016, there were $918 thousand and $571 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years and 1.5 years.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock option transactions under all plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2015	51,985	$10.06
Options granted	26,216	12.83
Options expired	(8,629)	10.12
Options exercised	(449)	10.25
Outstanding, December 31, 2016	69,123	11.10
Options granted	—	—
Options expired	—	—
Options exercised	—	—
Outstanding, December 31, 2017	69,123	$11.10	7.4	$1,088,765
Exercisable, December 31, 2017	28,805	$10.53	7.1	$470,012

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Number Exercisable
9.97	32,000	6.9	19,200
10.25	10,907	7.1	4,362
12.83	26,216	8.2	5,243
	69,123	8.4	28,805

There were no options exercised in 2017. The aggregate intrinsic value of options exercised in 2016 was $1 thousand.

The following table summarizes information about stock option assumptions:

2016
Expected dividend yield	1.25%
Expected volatility	22.72%
Risk-free interest rate	1.71%
Expected option life	7.50

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

Total stock-based compensation related to stock options was $49 thousand and $46 thousand for the year ended December 31, 2017 and 2016, respectively.

There were no options granted during the year ended December 31, 2017. The weighted average grant date fair value of options granted during the year ended December 31, 2016 was $3.35 per share. The weighted average expected life of stock options

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represents the period of time that the stock options are expected to be outstanding and is estimated using historical data of stock option exercises and estimated forfeiture rates. Expected future expense relating to the non-vested options outstanding as of December 31, 2017 is $116 thousand over a weighted average period of 2.4 years. Upon exercise of vested options, management expects to draw on authorized unissued stock as the source of the shares.

NOTE 18 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Current:
Federal	$2,859	$2,175
State	983	644
	3,842	2,819
Deferred:
Federal	741	(40)
State	(104)	49
	637	9
	$4,479	$2,828
The reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income and comprehensive income for the years ended December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	2017		2016
Federal income tax at statutory rate	$3,458	34%	$2,840	34%
Tax exempt interest	(438)	(4)	(288)	(3)
State income tax, net of federal income tax effect	580	6	457	5
Rate change impact	942	9	—	—
Bank owned life insurance	(178)	(2)	(105)	(1)
M&A expenses	263	3	—	—
Other	(148)	(2)	(76)	(1)
	$4,479	44%	$2,828	34%

The components of the net deferred tax asset at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,016	$2,646
Deferred compensation	357	506
Deferred Fees	3	402
Foreclosed real estate	186	223
Restricted stock	188	122
Unrealized loss on securities available for sale	—	497
Other	468	223
Total deferred tax assets	3,218	4,619
Deferred tax liabilities:
Depreciation	(448)	(537)
Prepaid expenses	(32)	(210)
Unrealized gain on securities, available for sale	(122)	—
Unrealized gain on interest rate swaps	(391)	(659)
Total deferred tax liabilities	(993)	(1,406)
Net deferred tax asset, included in other assets	$2,225	$3,213

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law.  The Act contains several changes in existing law impacting businesses, including the reduction of the Federal Corporate income tax rate from 34% to 21%, effective January 1, 2018. As a result of the rate reduction, the Company re-measured its deferred tax assets using the newly enacted corporate tax rate through income tax expense in the period of enactment. The Company’s re-measurement of its net deferred tax asset resulted in additional income tax expense of $942 thousand at December 31, 2017.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

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

The related party loan activity for the years ended December 31, 2017 and 2016 is summarized as follows:

(Dollars in thousands)	2017	2016
Balance, beginning	$10,332	$6,647
Disbursements	12,306	5,068
Repayments and other	(1,074)	(1,383)
Balance, ending	$21,564	$10,332

Deposits from certain executive officers, directors and their affiliates at December 31, 2017 and 2016 totaled $9.6 million and $9.3 million, respectively.

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $19 thousand and $10 thousand for the years ended December 31, 2017 and 2016, respectively.  Appraisal services provided by related parties totaled $0 thousand and $2 thousand for the years ended December 31, 2017 and 2016, respectively. The Company also paid rent to related parties for an office location in the amount of $148 thousand and $148 thousand for the years ended December 31, 2017 and 2016, respectively.

NOTE 20 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company`s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's financial instrument commitments at December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	2017	2016
Commitments to grant loans	$87,630	$70,463
Unfunded commitments under lines of credit	93,555	69,811
Outstanding standby letters of credit	485	998

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2017 and 2016 for guarantees under standby letters of credit issued is not material.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – CAPITAL AND REGULATORY MATTERS

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $7.6 million at December 31, 2017.

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
The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to the Bank.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2017, with certain requirements to be phased in beginning in 2018, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank include: (i) a new common equity Tier 1 capital ratio of 5.75% (increased from 4.5% ; (ii) a Tier 1 capital ratio of 7.25% (increased from 6%); (iii) a total capital ratio of 9.25% (increased from 8%); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules establish a “capital conservation buffer” of 2.5% (phased in over four years at 0.625% per year) above the new regulatory minimum capital ratios, and would result in the following phased-in minimum ratios when fully implemented: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2017 and 2016 are presented below:

	Actual		For Capital Adequacy Purposes plus Capital Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital (to risk-weighted assets):	$121,141	15.17%	>$73,847	>9.25%	>$79,835	>10.00%
Tier I capital (to risk-weighted assets):	113,806	14.26%	>57,880	>7.25	>63,868	>8.00
Common equity tier I capital (to average assets):	113,806	14.26%	>45,905	>5.75	>51,893	>6.50
Tier I capital (to average assets):	113,806	11.86%	>38,391	>4.00	>47,989	>5.00

As of December 31, 2016
Total capital (to risk-weighted assets):	$93,579	13.86%	>$58,279	>8.63%	>$67,531	>10.00%
Tier I capital (to risk-weighted assets):	86,883	12.87%	>44,773	>6.63	>54,025	>8.00
Common equity tier I capital (to average assets):	86,883	12.87%	>34,643	>5.13	>43,895	>6.50
Tier I capital (to average assets):	86,883	10.41%	>33,380	>4.00	>41,725	>5.00

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

At December 31, 2017, the Bank’s funds available for payment of dividends were $110.8 million.  Accordingly, $7.5 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2017.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, Sussex Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash	$347	$129
Interest-bearing deposits with other banks	249	—
Investment in subsidiary	117,953	89,956
Accrued interest and other assets	3,555	2,919
Total Assets	$122,104	$93,004
Liabilities and Stockholders' Equity
Other liabilities	$63	$92
Long-term borrowings	—	5,000
Subordinated debentures	27,848	27,840
Stockholders' equity	94,193	60,072
Total Liabilities and Stockholders' Equity	$122,104	$93,004

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Interest expense on borrowings	$(109)	$(52)
Interest expense on debentures	(1,278)	(391)
Other expenses	(217)	(203)
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(1,604)	(646)
Income tax benefit	623	243
Loss before equity in undistributed net
income of subsidiaries	(981)	(403)
Equity in undistributed net income of subsidiaries	6,672	5,926
Net Income	5,691	5,523
Comprehensive income	$6,588	$5,680

SUSSEX BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net Income	$5,691	$5,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of subordinated debenture	8	—
Net change in other assets and liabilities	607	852
Equity in undistributed net income of subsidiaries	(6,672)	(5,926)
Net Cash Provided by Operating Activities	(366)	449
Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(21,240)	(19,568)
Net Cash Used in Investing Activities	(21,240)	(19,568)
Cash Flows from Financing Activities:
Cash dividends paid	(1,203)	(752)
Net proceeds from issuance of common stock	28,027	—
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(5,000)	—
Proceeds from subordinated debenture, net of issuance costs of $47	—	14,953
Proceeds from exercise of stock options	—	4
Purchase of treasury stock	—	(26)
Net Cash Provided by (Used in) Financing Activities	21,824	19,179
Net Increase in Cash and Cash Equivalents	218	60
Cash and Cash Equivalents - Beginning of Year	129	69
Cash and Cash Equivalents - End of Year	$347	$129

NOTE 23 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.

NOTE 24 – SUBSEQUENT EVENTS

On January 4, 2018 the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Merger”). Under the terms of the agreement, Community will be merged with and into Sussex Bank, with Sussex Bank being the surviving entity and each outstanding share of Community common stock will be exchanged for 0.97 shares of Sussex Bancorp's common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the merger and paid approximately $2 thousand for fractional shares issued. Outstanding Community stock options were paid out in cash for a total payment of $140 thousand.

With the combination of the two companies, the Company, on a consolidated basis, will have approximately $1.3 billion in total assets, approximately $1.1 billion in total deposits, and approximately $1.1 billion in total loans. In addition, the merger expands the Company’s presence in Bergen County, New Jersey with the addition of three full service branch locations. During the year ended December 31, 2017, the Company incurred $1.2 million in merger-related expenses for this acquisition.

The merger transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management is in the process of assessing the assets purchased and liabilities assumed in connection with the merger.

EXHIBIT LIST

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.II to the Current Report on Form 8-K filed with the SEC on June 3, 2014).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
4.2	Form of Subordinated Note Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016).
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996).
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on April 29, 2005).
10.4*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.5*	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.6*	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.7*	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.8*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008).
10.9*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).
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