Form 10-Q
period 2018-03-31
SB ONE BANCORP
filed 2018-05-10
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ________

Commission File Number 0-29030

SB ONE BANCORP
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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

As of May 2, 2018 there were 7,929,706 shares of common stock, no par value, outstanding.

SB ONE BANCORP
FORM 10-Q

2

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “project,” “expect,” “anticipate,” “should,” “may,” “will,” “intend,” “planned,” “estimated,” “potential” or similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments, which could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions, which may adversely affect our credit risk;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Merger (as defined herein); and

•	other factors detailed from time to time in our filings with the SEC.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$5,897	$3,270
Interest-bearing deposits with other banks	9,183	8,376
Cash and cash equivalents	15,080	11,646

Interest bearing time deposits with other banks	200	100
Securities available for sale, at fair value	174,101	98,730
Securities held to maturity, at amortized cost (fair value of $5,629 and $5,430 at March 31, 2018 and December 31, 2017, respectively)	5,534	5,304
Federal Home Loan Bank Stock, at cost	8,358	4,925

Loans receivable, net of unearned income	1,088,429	820,700
Less: allowance for loan losses	7,828	7,335
Net loans receivable	1,080,601	813,365
Foreclosed real estate	3,546	2,275
Premises and equipment, net	18,672	8,389
Accrued interest receivable	5,085	2,472
Goodwill and intangibles	26,108	2,820
Bank-owned life insurance	30,202	22,054
Other assets	8,997	7,303

Total Assets	$1,376,484	$979,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$218,433	$146,167
Interest bearing	824,898	616,324
Total deposits	1,043,331	762,491
Short-term borrowings	125,025	55,350
Long-term borrowings	30,000	35,000
Accrued interest payable and other liabilities	3,985	4,501
Subordinated debentures	27,851	27,848

Total Liabilities	1,230,192	885,190

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 7,929,613 and 6,040,564 shares issued and 7,929,613 and 6,040,564 shares outstanding at March 31, 2018 and December 31, 2017, respectively	117,322	65,274
Deferred compensation obligation under Rabbi Trust	1,445	1,399
Retained earnings	28,366	27,532
Accumulated other comprehensive income	604	1,387
Stock held by Rabbi Trust	(1,445)	(1,399)

Total Stockholders' Equity	146,292	94,193

Total Liabilities and Stockholders' Equity	$1,376,484	$979,383
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2018	2017
INTEREST INCOME
Loans receivable, including fees	$11,900	$7,598
Securities:
Taxable	736	341
Tax-exempt	381	313
Interest bearing deposits	30	16
Total Interest Income	13,047	8,268
INTEREST EXPENSE
Deposits	1,458	717
Borrowings	506	481
Subordinated debentures	315	321
Total Interest Expense	2,279	1,519
Net Interest Income	10,768	6,749
PROVISION FOR LOAN LOSSES	508	407
Net Interest Income after Provision for Loan Losses	10,260	6,342
OTHER INCOME
Service fees on deposit accounts	328	253
ATM and debit card fees	213	180
Bank-owned life insurance	185	106
Insurance commissions and fees	1,895	1,747
Investment brokerage fees	22	3
Net gain on sales of securities	—	107
Other	214	81
Total Other Income	2,857	2,477
OTHER EXPENSES
Salaries and employee benefits	5,058	3,558
Occupancy, net	602	500
Data processing	791	557
Furniture and equipment	281	240
Advertising and promotion	56	106
Professional fees	329	277
Director fees	147	107
FDIC assessment	110	51
Insurance	95	66
Stationary and supplies	57	32
Merger-related expenses	3,293	—
Loan collection costs	61	24
Net expenses and write-downs related to foreclosed real estate	207	45
Amortization of intangible assets	61	—
Other	446	414
Total Other Expenses	11,594	5,977
Income before Income Taxes	1,523	2,842
EXPENSE FOR INCOME TAXES	215	831
Net Income	1,308	2,011
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available for sale securities arising during the period	(2,167)	676
Fair value adjustments on derivatives	1,107	40
Reclassification adjustment for net (gain) on securities transactions included in net income	—	(107)
Income tax related to items of other comprehensive (loss) income	277	(244)
Other comprehensive (loss) income, net of income taxes	(783)	365
Comprehensive income	$525	$2,376
EARNINGS PER SHARE
Basic	$0.17	$0.43
Diluted	$0.17	$0.43
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2018 and 2017
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Total Stockholders' Equity

Balance December 31, 2016	4,741,068	$36,538	1,383	$23,291	$243	(1,383)	$60,072
Net income	—	—	—	2,011	—	—	2,011
Other comprehensive income	—	—	—	—	365	—	365
Funding of Supplemental Director Retirement Plan	—	—	(111)			111	—
Restricted stock granted	47,326	—	—	—	—	—	—
Restricted stock forfeited	(3,235)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	165	—	—	—	—	165
Dividends declared on common stock ($0.04 per share)	—	—	—	(191)	—	—	(191)
Balance March 31, 2017	4,785,159	$36,703	$1,272	$25,111	$608	$(1,272)	$62,422

Balance December 31, 2017	6,040,564	$65,274	1,399	$27,532	$1,387	(1,399)	$94,193
Net income	—	—	—	1,308	—		1,308
Other comprehensive loss	—	—	—	—	(783)	—	(783)
Shares issued in merger	1,873,028	51,883	—	—	—	—	51,883
Funding of Supplemental Director Retirement Plan	—	—	46	—	—	(46)	—
Restricted stock granted	20,169	—	—	—	—		—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	165	—	—	—		165
Dividends declared on common stock ($0.06 per share)	—	—	—	(474)	—		(474)
Balance March 31, 2018	7,929,613	$117,322	$1,445	$28,366	$604	$(1,445)	$146,292
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$1,308	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	508	407
Depreciation and amortization	454	272
Net amortization of securities premiums and discounts	485	410
Amortization of subordinated debt issuance costs	3	1
Net realized gain on sale of securities	—	(107)
Net realized gain on sale of foreclosed real estate	—	(2)
Write-downs of and provisions for foreclosed real estate	105	36
Deferred income tax expense (benefit)	488	(82)
Earnings on bank-owned life insurance	(185)	(106)
Compensation expense for stock options and stock awards	165	165
(Increase) decrease in assets:
Accrued interest receivable	(1,789)	52
Other assets	1,081	105
(Decrease) increase in accrued interest payable and other liabilities	(1,114)	553
Net Cash Provided by Operating Activities	1,509	3,715
Cash Flows from Investing Activities
Net cash acquired in acquisition	6,651	—
Securities available for sale:
Purchases	(79,863)	(25,368)
Sales	75,909	12,303
Maturities, calls and principal repayments	1,850	2,152
Securities held to maturity:
Purchases	(240)	—
Maturities, calls and principal repayments	—	2,981
Net increase in loans	(31,674)	(23,982)
Proceeds from the sale of foreclosed real estate	—	2
Purchases of bank premises and equipment	(64)	(49)
Net (decrease) increase in Federal Home Loan Bank stock	(2,528)	837
Net Cash Used in Investing Activities	(29,959)	(31,124)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(20,317)	35,655
Net increase (decrease) in short-term borrowed funds	57,675	(15,005)
Repayment of long-term borrowings	(5,000)	—
Dividends paid	(474)	(191)
Net Cash Provided by Financing Activities	31,884	20,459
Net increase (decrease) in Cash and Cash Equivalents	3,434	(6,950)
Cash and Cash Equivalents - Beginning	11,646	14,638
Cash and Cash Equivalents - Ending	$15,080	$7,688

Supplementary Cash Flows Information
Interest paid	$2,215	$1,531
Income taxes paid	$55	$20

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$—	$133
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of SB One Bancorp, formerly Sussex Bancorp, (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary SB One Bank, formerly Sussex Bank (the “Bank”).  The corporate name change was voted and approved during the shareholder meeting on April 25, 2018. The name changes were a part of a larger rebrand effort undertaken by Sussex Bank which merged with Community Bank of Bergen County, NJ earlier this year. The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., and SB One Insurance Agency Inc. ("SB One Insurance Agency"), formerly Tri-State Insurance Agency, Inc., a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  SB One Insurance Agency’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates fourteen banking offices: eight located in Sussex County, New Jersey, four located in Bergen County, New Jersey, one located in Warren County, New Jersey, and one in Queens County, New York.

We are subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable limits.  The operations of the company and the Bank are subject to the supervision and regulation of the FRB, the FDIC and the New Jersey Department of Banking and Insurance (the “Department”) and the operations of SB One Insurance Agency are subject to supervision and regulation by the Department.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05) and September 2017 (ASU 2017-13), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in Topic 606 are effective for public business entities for annual periods beginning after December 15, 2017. Approximately 82% of the Company’s revenue for the quarter ended March 31, 2018, was comprised of interest income on financial assets, which are explicitly excluded from the scope of Topic 606.  With respect to our non-interest income, management has identified revenue streams within the scope of the guidance, primarily service fees on deposits, ATM and debit card fees and insurance commissions and fees which are discussed below.
Topic 606 states that revenue should be recognized when the entity satisfies a performance obligation by transferring goods or services to the customer. An asset is considered transferred when the customer obtains control of the asset and is able to use and obtain substantially all of the benefits of the asset. The entity then has to determine whether the performance obligation was satisfied over time or at a point in time to determine when to recognize revenue. The Company determined based on the criteria presented in Topic 606 that the performance obligations were satisfied at a point in time since the customer obtains immediate control of the deposit accounts, ATM/Debit Card and insurance policy and there are no additional obligations that the Company performs over time; therefore, the revenue would be recognized as received.
The Company recognized $328 thousand in income for Service fees on deposit accounts and $1.9 million in insurance commissions and fees for the three months ended March 31, 2018. The Company currently presents the revenue and associated costs on a gross basis. ASU 2014-09 and related amendments were adopted effective January 1, 2018, using the cumulative effect approach. Under this alternative, the Company applied the new revenue standard only to contracts that were incomplete under legacy U.S. GAAP at the date of initial application and evaluated the cumulative effect of the new standard as a potential adjustment to the opening balance of retained earnings. The Company`s adoption of the ASU on January 1, 2018 did not significantly change the recognition of revenue on the Company's consolidated financial statements and, as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.
Service fees on deposit accounts represent account analysis fees, monthly service fees, check ordering fees and other deposit related fees. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed.
Insurance commissions and fees represent insurance policies that our insurance agency, SB One Insurance Agency, arranges between the policy holder and the related insurance agency. SB One Insurance Agency acts solely as an insurance broker that provides the service of connection between a policy holder and carrier. SB One Insurance Agency’s performance obligation is satisfied once the policy becomes active therefore no other performance obligation is required. Revenues for the commissions to SB One Insurance Agency’s insurance contracts will generally be recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments.
The Company recognized $213 thousand in ATM and debit card fees. ATM and debit card fees are primarily comprised of debit and credit card income (interchange fees), ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through our card payment network. The Company currently presents the revenue and associated costs with debit and credit card income on a net basis. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, agency fee income, and other services. The Company’s performance obligation for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or within one month.
Under Topic 606, a contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.
In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company has updated the fair value disclosure on Note 12 Fair Value of Financial Instruments in this report to reflect adoption of this standard, to include using the exit price notion in the fair value disclosure of financial instruments. The Company`s adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20). The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. The ASU does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company's adoption of the ASU will not have a significant impact on the Company's consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

On January 4, 2018 the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Merger”). Under the terms of the agreement, Community merged with and into SB One Bank, with SB One Bank being the surviving entity and each outstanding share of Community common stock was exchanged for 0.97 shares of SB One Bancorp's common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the merger and paid approximately $2 thousand in cash for fractional shares. Outstanding Community stock options were paid out in cash for a total payment of $140 thousand.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimate using information available at the date of the acquisition, including the use of a third party valuation specialist. The following table summarized the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Community.

(Dollars in thousands)	January 4, 2018

Cash and cash equivalents	$6,693
Interest bearing time deposits with other banks	100
Securities available for sale	75,909
Federal Home Loan Bank Stock	905
Loans	236,070
Foreclosed real estate	1,376
Premises and equipment, net	10,612
Accrued interest receivable	824
Goodwill	22,018
Intangibles assets	1,331
Bank-owned life insurance	7,963
Other assets	1,838
Total Assets	$365,639

Deposits	$(301,157)
Borrowings	(12,000)
Other liabilities	(599)
Total Liabilities	$(313,756)
Net assets acquired	$51,883

The Core deposit intangible totaled $1.3 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Investment securities available-for-sale
The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using open market pricing provided by multiple independent securities brokers. Management reviewed the open market quotes used in pricing the securities. A fair value discount of $261,000 was recorded on the investments.
Loans
Loans acquired in the Community acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Community were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. The fair value of the acquired loans receivable had a gross amortized cost basis of $242,471,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

(Dollars in thousands)
Gross amortized cost basis at January 4, 2018	$242,471
Interest rate fair value adjustment on general pooled loans	324
Credit fair value adjustment on general pooled loans	(4,061)
Credit fair value adjustment on purchased credit impaired loans	(2,664)
Fair value of acquired loans at January 4, 2018	$236,070
For loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into general pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value premium of $324,000.
Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, Community and peer banks. The Company also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.1 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.
The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the Community acquisition as of the closing date.

(Dollars in thousands)	Acquired Credit Impaired Loans
Contractually required principal and interest at acquisition	$6,289
Contractual cash flows not expected to be collected (non-accretable difference)	1,819
Expected cash flows at acquisition	4,470
Interest component of expected cash flows (accretable difference)	846
Fair value of acquired loans	$3,624
Bank Premises
The Company acquired three branches of Community, all of which were owned by Community. The fair value of Community’s premises was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located.
Core Deposit Intangible
The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through national brokered CD offering rates. The projected cash flows were developed using projected deposit attrition rates. The core deposit intangible will be amortized over ten years using the sum-of-years digits method.
Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $964,500 is being amortized into income on a level yield amortization method over the contractual life of the deposits.
Bank Owned Life Insurance
Community's bank-owned life insurance book value was $8.0 million with no fair value adjustment.

The following table presents certain pro forma information as if Community had been acquired on January 1, 2017. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. In particular, no adjustments have been made to eliminate the amount of Community’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2017. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	For the Year Ended December 31, 2017
Total revenues (net interest income plus noninterest income)	$47,280
Net Income	6,257

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March 31, 2018 and December 31, 2017 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. government agencies	$29,881	$110	$(89)	$29,902
U.S. government-sponsored enterprises	16,033	3	(54)	15,982
State and political subdivisions	61,415	294	(761)	60,948
Mortgage-backed securities -
U.S. government-sponsored enterprises	66,490	72	(1,341)	65,221
Corporate Debt	2,000	48	—	2,048
	$175,819	$527	$(2,245)	$174,101

December 31, 2017
U.S. government agencies	$18,799	$90	$(28)	$18,861
U.S. government-sponsored enterprises	6,054	8	(1)	6,061
State and political subdivisions	40,470	896	(132)	41,234
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,958	65	(479)	30,544
Corporate Debt	2,000	—	(18)	1,982
	$98,281	$1,089	$(640)	$98,730

Securities with a carrying value of approximately $23.0 million and $17.3 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,952	4,940
Due after ten years	58,463	58,056
Total bonds and obligations	63,415	62,996
U.S. government agencies	29,881	29,902
U.S. government-sponsored enterprises	16,033	15,982
Mortgage-backed securities:
U.S. government-sponsored enterprises	66,490	65,221
Total available for sale securities	$175,819	$174,101

There were no gross gains or gross losses on sales of securities available for sale for the three months ended March 31, 2018. Gross realized gains on sales of securities available for sale were $146 thousand and gross losses were $39 thousand for the three months ended March 31, 2017.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
U.S. government agencies	$16,987	$(89)	$—	$—	$16,987	$(89)
U.S. government-sponsored enterprises	10,992	(54)	—	—	10,992	(54)
State and political subdivisions	28,015	(595)	3,608	(166)	31,623	(761)
Mortgage-backed securities -
U.S. government-sponsored enterprises	46,807	(898)	11,612	(443)	58,419	(1,341)
Total temporarily impaired securities	$102,801	$(1,636)	$15,220	$(609)	$118,021	$(2,245)

December 31, 2017
U.S. government agencies	$5,280	$(28)	$—	$—	$5,280	$(28)
U.S. government-sponsored enterprises	3,469	(1)	—	—	3,469	(1)
State and political subdivisions	5,212	(42)	3,701	(90)	8,913	(132)
Mortgage-backed securities -
U.S. government-sponsored enterprises	8,403	(212)	12,935	(267)	21,338	(479)
Total temporarily impaired securities	$22,364	$(283)	$16,636	$(357)	$39,000	$(640)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2018, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At March 31, 2018 and December 31, 2017, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2018, there were twelve securities with a fair value of $17.0 million that had an unrealized loss that amounted to $89 thousand.  As of March 31,

2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at March 31, 2018 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2017, there were three securities with a fair value of $5.3 million that had an unrealized loss that amounted to $28 thousand.

U.S. Government Sponsored Agencies
At March 31, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our U.S. government sponsored agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2018, there were five securities with a fair value of $11.0 million that had an unrealized loss that amounted to $54 thousand.  As of March 31, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored agency securities at March 31, 2018, were deemed to be OTTI.

At December 31, 2017, there were two securities with a fair value of $3.5 million that had an unrealized loss that amounted to $1 thousand.

State and Political Subdivisions
At March 31, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2018, there were twenty-nine securities with a fair value of $31.6 million that had an unrealized loss that amounted to $761 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2017, there were nine securities with a fair value of $8.9 million that had an unrealized loss that amounted to $132 thousand.

Mortgage-Backed Securities
At March 31, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2018, there were thirty-six securities with a fair value of $58.4 million that had an unrealized loss that amounted to $1.3 million.  As of March 31, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2018 were deemed to be OTTI.

At December 31, 2017, there were sixteen securities with a fair value of $21.3 million that had an unrealized loss that amounted to $479 thousand.

Corporate Debt
At March 31, 2018, there were no securities that had an unrealized loss. These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2018, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt as March 31, 2018, were deemed to be OTTI.

At December 31, 2017, there were no securities with an unrealized loss.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2018 and December 31, 2017 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
State and political subdivisions	$5,534	$96	$(1)	$5,629
December 31, 2017
State and political subdivisions	$5,304	$127	$(1)	$5,430

The amortized cost and carrying value of securities held to maturity at March 31, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,713	$2,719
Due after one year through five years	254	253
Due after five years through ten years	2,036	2,102
Due after ten years	531	555
Total held to maturity securities	$5,534	$5,629

Temporarily Impaired Securities
For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2018, there was one security with a fair value of $253 thousand that had an unrealized loss of $1 thousand. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2017, there was one security with a fair value of $254 thousand that had an unrealized loss of $1 thousand.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
State and political subdivisions	$253	$(1)	$—	$—	$253	$(1)
Total temporarily impaired securities	$253	$(1)	$—	$—	$253	$(1)

December 31, 2017
State and political subdivisions	$254	$(1)	$—	$—	$254	$(1)
Total temporarily impaired securities	$254	$(1)	$—	$—	$254	$(1)

NOTE 4 – LOANS

The composition of net loans receivable at March 31, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017

Commercial and industrial	$57,041	$54,759
Construction	57,475	42,484
Commercial real estate	655,238	551,445
Residential real estate	317,440	171,844
Consumer and other	2,228	1,130
Total loans receivable	1,089,422	821,662
Unearned net loan origination fees	(993)	(962)
Allowance for loan losses	(7,828)	(7,335)
Net loans receivable	$1,080,601	$813,365

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $237 thousand and $239 thousand at March 31, 2018 and December 31, 2017, respectively.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $3.7 million at March 31, 2018, which was $44 thousand more than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairments through a loss provision and an increase in the allowance for loan and lease losses. Valuation allowances (recognized in the allowance for loan and lease losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Three months ended March 31, 2018
Accretable yield, beginning balance	$—
Acquisition of impaired loans	845
Accretable yield amortized to interest income	(76)
Reclassification from non-accretable difference	—
Accretable yield, ending balance	$769

There were no PCI loans in 2017.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2018 and 2017:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
March 31, 2018
Beginning balance	$208	$336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	—	(12)	(11)	—	(34)
Recoveries	1	—	1	10	7	—	19
Provision	191	9	615	(58)	9	(258)	508
Ending balance	$389	$345	$5,801	$972	$31	$290	$7,828

March 31, 2017
Beginning balance	$110	$359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(266)	(34)	(5)	—	(318)
Recoveries	—	—	2	8	2	—	12
Provision	(5)	66	357	52	1	(64)	407
Ending balance	$92	$425	$4,025	$925	$17	$1,313	$6,797

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2018 and December 31, 2017 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2018
Commercial and industrial	$389	$—	$389	$57,041	$—	$57,041
Construction	345	—	345	57,475	105	57,370
Commercial real estate	5,801	29	5,772	655,238	4,838	650,400
Residential real estate	972	—	972	317,440	3,061	314,379
Consumer and other loans	31	—	31	2,228	—	2,228
Unallocated	290	—	—	—	—	—
Total	$7,828	$29	$7,509	$1,089,422	$8,004	$1,081,418

December 31, 2017
Commercial and industrial	$208	$—	$208	$54,759	$20	$54,739
Construction	336	—	336	42,484	—	42,484
Commercial real estate	5,185	28	5,157	551,445	4,763	546,682
Residential real estate	1,032	10	1,022	171,844	2,064	169,780
Consumer and other loans	26	—	26	1,130	—	1,130
Unallocated	548	—	—	—	—	—
Total	$7,335	$38	$6,749	$821,662	$6,847	$814,815

An age analysis of loans receivable, which were past due as of March 31, 2018 and December 31, 2017, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2018
Commercial and industrial	$1,988	$—	$—	$1,988	$55,053	$57,041	$—
Construction	—	—	105	105	57,370	57,475	—
Commercial real estate	10,456	488	4,996	15,940	639,298	655,238	—
Residential real estate	593	42	3,995	4,630	312,810	317,440	—
Consumer and other	23	4	—	27	2,201	2,228	—
Total	$13,060	$534	$9,096	$22,690	$1,066,732	$1,089,422	$—

December 31, 2017
Commercial and industrial	$—	$—	$20	$20	$54,739	$54,759	$—
Construction	—	—	105	105	42,379	42,484	—
Commercial real estate	4,935	126	4,314	9,374	542,071	551,445	—
Residential real estate	1,304	122	1,581	3,007	168,837	171,844	—
Consumer and other	8	1	—	9	1,121	1,130	—
Total	$6,247	$249	$6,020	$12,515	$809,147	$821,662	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at March 31, 2018 and December 31, 2017 were:
໿

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial and industrial	—	20
Construction	105	105
Commercial real estate	4,996	4,314
Residential real estate	3,995	1,581
Total	$9,096	$6,020

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2018 and December 31, 2017: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial and industrial	$55,834	$478	$729	$—	$57,041
Construction	57,230	140	105	—	57,475
Commercial real estate	630,560	11,033	13,645	—	655,238
Residential real estate	308,460	477	8,503	—	317,440
Consumer and other	1,992	—	236	—	2,228
	$1,054,076	$12,128	$23,218	$—	$1,089,422

December 31, 2017
Commercial and industrial	$54,405	$189	$165	$—	$54,759
Construction	42,379	105	—	—	42,484
Commercial real estate	537,636	3,508	10,301	—	551,445
Residential real estate	169,395	228	2,221	—	171,844
Consumer and other	1,130	—	—	—	1,130
	$804,945	$4,030	$12,687	$—	$821,662

The following table reflects information about our impaired loans, excluding PCI loans, by class as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$—	$10	$—	$20	$20	$—
Construction	105	105	—	—	—	—
Commercial real estate	3,908	4,232	—	3,834	4,158	—
Residential real estate	3,061	3,105	—	1,844	1,877	—

With an allowance recorded:
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	930	1,393	29	929	1,392	28
Residential real estate	—	—	—	220	223	10

Total:
Commercial and industrial	—	10	—	20	20	—
Construction	105	105	—	—	—	—
Commercial real estate	4,838	5,625	29	4,763	5,550	28
Residential real estate	3,061	3,105	—	2,064	2,100	10
	$8,004	$8,845	$29	$6,847	$7,670	$38

໿
The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$10	$—	$19	$—
Construction	53	—	—	—
Commercial real estate	3,871	12	2,308	—
Residential real estate	2,453	11	1,525	1
Total impaired loans without a related allowance	6,387	23	3,852	1

With an allowance recorded:
Commercial real estate	930	—	2,142	8
Residential real estate	110	—	316	—
Total impaired loans with an allowance	1,040	—	2,465	8
Total impaired loans	$7,427	$23	$6,317	$9

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
March 31, 2018
Performing	$656	$1,477	$2,133
Non-performing	2,522	373	2,895
Total	$3,178	$1,850	$5,028

December 31, 2017
Performing	$449	$483	$932
Non-performing	1,594	242	1,836
Total	$2,043	$725	$2,768

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2018, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There was no troubled debt restructuring that occurred during the three months ended March 31, 2018 and 2017. The increase in troubled debt restructured loans was due to loans acquired in the Community acquisition.

There was one troubled debt restructuring with an outstanding balance of $127 thousand for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2018. There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2017.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2018, we had five foreclosed residential real estate properties with a carrying value of $1.3 million. As of December 31, 2017, we had one foreclosed residential real estate property with a carrying value of $179 thousand. In addition, as of March 31, 2018 and December 31, 2017, respectively, we had consumer loans with a carrying value of $1.2 million and $180 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process. The increases in amounts at March 31, 2018, compared to December 31, 2017, were due to loans acquired in the Community acquisition.

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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		7,740,685			4,685,553
Shares held by Rabbi Trust		95,843			96,736
Shares liability under deferred compensation agreement		(95,843)			(96,736)
Basic earnings per share:
Net earnings applicable to common stockholders	$1,308	7,740,685	$0.17	$2,011	4,685,553	$0.43
Effect of dilutive securities:
Unvested stock awards	—	51,051		—	41,780
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$1,308	7,791,736	$0.17	$2,011	4,727,333	$0.43

໿
There were 20,170 and 46,753 shares of unvested restricted stock awards and options outstanding during the three months ended March 31, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	$(2,167)	$(588)	$(1,579)	$676	$270	$406
Fair value adjustments on derivatives	1,107	311	796	40	16	24
Reclassification adjustment for net losses (gains) on securities transactions included in net income	—	—	—	(107)	(42)	(65)
Total other comprehensive (loss) income	$(1,060)	$(277)	$(783)	$609	$244	$365

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $24.8 million and $2.8 million for the periods ended March 31, 2018 and December 31, 2017, respectively. The increase was due to the merger with Community Bank with total goodwill amounting to $22.0 million. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill.

The Company recorded a core deposit intangible of $1.3 million for the Community Bank acquisition. For the period ended March 31, 2018, the Company amortized $61 thousand in core deposit intangible. The estimated future amortization expense for the remainder of 2018 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2018	$182
2019	217
2020	194
2021	169
2022	145
2023	121

NOTE 9 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$10,768	$—	$10,768	$6,749	$—	$6,749
Other income from external sources	925	1,932	2,857	730	1,747	2,477
Depreciation and amortization	448	6	454	266	6	272
Income before income taxes	614	909	1,523	2,022	820	2,842
Income tax expense (1)	(149)	364	215	503	328	831
Total assets	1,371,795	4,689	1,376,484	865,832	6,450	872,282
(1) Insurance Services calculated at statutory tax rate of 28.1% .

NOTE 10 – STOCK-BASED COMPENSATION

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

Information regarding our stock option plans for the six months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	7.1	$1,334,151
Options exercisable, end of quarter	36,229	$10.85	7.0	$708,336
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83
໿

During the three months ended March 31, 2018 and 2017, we expensed $12 thousand and $12 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the three months ended March 31, 2018 and 2017. Expected future expense relating to the unvested options outstanding as of March 31, 2018 is $104 thousand over a weighted average period of 2.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	85,761	$18.34
Granted	20,169	29.15
Forfeited	(4,148)	17.66
Vested	(29,145)	16.15
Unvested restricted stock, end of period	72,637	$22.25

During the three months ended March 31, 2018 and 2017, we expensed $153 thousand and $153 thousand, respectively, in stock-based compensation under restricted stock awards.

At March 31, 2018, unrecognized compensation expense for unvested restricted stock was $1.4 million, which is expected to be recognized over an average period of 2.5 years.

NOTE 11 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2018, we had $1.7 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2018, for guarantees under standby letters of credit issued is not material.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of March 31, 2018 and December 31, 2017:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2018
U.S. government agencies	$29,902	$—	$29,902	$—
U.S. government-sponsored enterprises	15,982	—	15,982	—
State and political subdivisions	60,948	—	60,948	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	65,221	—	65,221	—
Corporate debt	2,048	—	2,048	—
Derivative instruments
Interest rate swaps	2,558	—	2,558	—

December 31, 2017
U.S. government agencies	$18,861	$—	$18,861	$—
U.S. government-sponsored enterprises	6,061	—	6,061	—
State and political subdivisions	41,234	—	41,234	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,544	—	30,544	—
Corporate debt	2,030	—	2,030	—
Derivative instruments
Interest rate swaps	1,451	—	1,451	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2018
Impaired loans	$111	$—	$—	$111
Foreclosed real estate	546	—	—	546

December 31, 2017
Impaired loans	$1,794	$—	$—	$1,794
Foreclosed real estate	568	—	—	568

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2018
Impaired loans	$111	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.32%)

Foreclosed real estate	546	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2017
Impaired loans	$1,794	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-0.22%)

Foreclosed real estate	568	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2018 and December 31, 2017:

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

Loans Receivable (Carried at Cost): The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At March 31, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments.

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $111 thousand and $1.8 million at March 31, 2018 and December 31, 2017, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended March 31, 2018 and December 31, 2017, respectively.

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

Derivatives (Carried at Fair Value):  The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  These derivatives were used to hedge the variable cash outflows associated with FHLB borrowings along with our junior subordinated debenture at U.S. Capital Trust. The effective portion of changes in the fair value of these derivatives are recorded in accumulated other comprehensive income, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings.

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

The fair values of our financial instruments at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$15,080	$15,080	$15,080	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	174,101	174,101	—	174,101	—
Securities held to maturity	5,534	5,629	—	5,629	—
Federal Home Loan Bank stock	8,358	8,358	—	8,358	—
Loans receivable, net of allowance	1,080,601	1,039,947	—	—	1,039,947
Accrued interest receivable	5,085	5,085	—	5,085	—
Interest rate swaps	2,558	2,558	—	2,558	—

Financial liabilities:
Non-maturity deposits	781,565	781,565	—	781,565	—
Time deposits	261,766	239,533	—	239,533	—
Short-term borrowings	125,025	125,033	125,033	—	—
Long-term borrowings	30,000	28,935	—	28,935	—
Subordinated debentures	27,851	25,399	—	25,399	—
Accrued interest payable	533	533	—	533	—

	December 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,646	$11,646	$11,646	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	98,730	98,730	—	98,730	—
Securities held to maturity	5,304	5,430	—	5,430	—
Federal Home Loan Bank stock	4,925	4,925	—	4,925	—
Loans receivable, net of allowance	813,365	788,119	—	—	788,119
Accrued interest receivable	2,472	2,472	—	2,472	—
Interest rate swaps	1,451	1,451	—	1,451	—

Financial liabilities:
Non-maturity deposits	563,694	563,694	—	563,694	—
Time deposits	198,797	197,549	—	197,549	—
Short-term borrowings	55,350	55,335	55,335	—	—
Long-term borrowings	35,000	34,761	—	34,761	—
Subordinated debentures	27,848	25,259	—	25,259	—
Accrued interest payable	470	470	—	470	—

NOTE 13 – DERIVATIVES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three months ended March 31, 2018 and 2017, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$935	Other Assets	March 15, 2026
December 15, 2016	5,000	303	Other Assets	December 15, 2026
June 15, 2017	6,000	349	Other Assets	June 15, 2027
December 15, 2017	10,000	659	Other Assets	December 15, 2027
December 15, 2017	5,000	312	Other Assets	December 15, 2027

Total	$38,500	$2,558

	December 31, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$610	Other Assets	March 15, 2026
December 15, 2016	5,000	161	Other Assets	December 15, 2026
June 15, 2017	6,000	170	Other Assets	June 15, 2027
December 15, 2017	10,000	352	Other Assets	December 15, 2027
December 15, 2017	5,000	158	Other Assets	December 15, 2027

Total	$38,500	$1,451

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the three months ended March 31, 2018 and 2017:
໿

	Three Months Ended March 31, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$234	Not applicable	$—
December 15, 2016	103	Not applicable	—
June 15, 2017	129	Not applicable	—
December 15, 2017	220	Not applicable	—
December 15, 2017	111	Not applicable	—

Total	$797		$—

	Three Months Ended March 31, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$13	Not applicable	$—
December 15, 2016	8	Not applicable	—
June 15, 2017	1	Not applicable	—
December 15, 2017	1	Not applicable	—
December 15, 2017	1	Not applicable	—

Total	$24		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

As required under the master netting arrangement with its derivatives counterparty, the Company received financial collateral from its counterparty totaling $2.8 million at March 31, 2018 that was not included as an offsetting amount.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the three months ended March 31, 2018.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

COMPARISION OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Overview – For the quarter ended March 31, 2018, the Company reported net income of $1.3 million, or $0.17 per basic and diluted share, as compared to net income of $2.0 million, or $0.43 per basic and diluted share, for the same period last year. The decrease in net income was mainly attributable to merger-related costs associated with the merger of Community Bank of Bergen County (“Community Bank”), NJ with and into the Bank, partially offset by an increase in net income due to the addition of Community Bank’s operations following the merger. As of January 4, 2018, Community Bank had total assets, loans and deposits of $343.8 million, $236.1 million and $301.2 million, respectively. The first quarter of 2018 included the independent operations and expenses of both, the Company and Community Bank, until March 26, 2018 when the Company completed all systems integrations and are now operating under one company platform.
The Company’s net income, adjusted for tax effected merger-related expenses of $2.4 million, increased $1.7 million, or 82.8%, to $3.7 million, or $0.47 per basic and diluted share, for the quarter ended March 31, 2018, as compared to the same period last year. The Company’s return on average assets, adjusted for tax effected merger-related expenses of $2.4 million, for the quarter ended March 31, 2018, was 1.10%, an increase from 0.94% for the quarter ended March 31, 2017.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2018 and 2017:
໿

	Three Months Ended March 31,
(Dollars in thousands)	2018			2017
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$54,987	$575	4.24%	$47,443	$470	4.02%
Taxable	120,776	736	2.47%	62,767	341	2.20%
Total securities	175,763	1,311	3.03%	110,210	811	2.98%
Total loans receivable (1) (4)	1,063,727	11,900	4.54%	701,862	7,598	4.39%
Other interest-earning assets	12,397	30	0.98%	12,940	16	0.50%
Total earning assets	$1,251,887	$13,241	4.29%	$825,012	$8,425	4.14%

Non-interest earning assets	96,249			41,062
Allowance for loan losses	(7,505)			(6,723)
Total Assets	$1,340,631			$859,351

Sources of Funds:
Interest bearing deposits:
NOW	$259,677	$398	0.62%	$177,107	$119	0.27%
Money market	96,463	248	1.04%	73,935	124	0.68%
Savings	221,946	77	0.14%	137,742	71	0.21%
Time	265,139	735	1.12%	166,670	403	0.98%
Total interest bearing deposits	843,225	1,458	0.70%	555,454	717	0.52%
Borrowed funds	111,886	506	1.83%	85,919	481	2.27%
Junior subordinated debentures	27,849	315	4.59%	27,840	321	4.68%
Total interest bearing liabilities	$982,960	$2,279	0.94%	$669,213	$1,519	0.92%

Non-interest bearing liabilities:
Demand deposits	208,694			124,991
Other liabilities	5,112			3,591
Total non-interest bearing liabilities	213,806			128,582
Stockholders' equity	143,865			61,556
Total Liabilities and Stockholders' Equity	$1,340,631			$859,351

Net Interest Income and Margin(5)		10,962	3.55%		6,906	3.39%
Tax-equivalent basis adjustment		(194)			(157)
Net Interest Income		$10,768			$6,749

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full tax equivalent basis, using a 21% effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance.
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

Net interest income on a fully tax equivalent basis increased $4.1 million, or 58.7%, to $11.0 million for the first quarter of 2018, as compared to $6.9 million for the same period in 2017. The increase in net interest income was largely due to a $426.9 million, or 51.7%, increase in average interest earning assets, principally loans receivable, which increased $361.9 million, or 51.6%. The net interest margin increased by sixteen basis points to 3.55% for the first quarter of 2018, as compared to the same period in 2017. These increases were largely attributable to the merger with Community.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $4.8 million, or 57.2%, to $13.2 million for the quarter ended March 31, 2018, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $426.9 million for the quarter ended March 31, 2018, as compared to the same period in 2017. The average yield increased fifteen basis points to 4.29% for the quarter ended March 31, 2018, as compared to 4.14% for the same period last year.

Our total interest income earned on loans receivable increased $4.3 million, or 56.6%, to $11.9 million for the first quarter of 2018, as compared to the same period in 2017.  The increase was primarily driven by an increase in average balance of loans receivable of $361.9 million, or 51.6%, for the three months ended March 31, 2018, as compared to the same period last year. The average yield increased fifteen basis points to 4.54% for the quarter ended March 31, 2018, as compared to 4.39% for the same period last year. The increases in average yield was largely driven by purchase accounting accretion resulting from the merger with Community.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $500 thousand, to $1.3 million for the quarter ended March 31, 2018 from $811 thousand for the same period in 2017.  The increase in interest income earned on securities was mainly due to a 59.5% increase on the average balance. The average yield for the quarter ended March 31, 2018 increased five basis points to 3.03% as compared to the same period in 2017.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $14 thousand to $30 thousand for the first quarter of 2018 as compared to the same period last year.  The average balances in other interest-earning assets decreased $543 thousand to $12.4 million in the first quarter of 2018 from $12.9 million during the first quarter a year earlier.  Despite the decline in average balance, interest income increased to $30 thousand for the first quarter of 2018 due to a 48 basis point increase in the average yield to 0.98% as compared to 0.50% in the same period in 2017 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended March 31, 2018 increased $760 thousand, or 50.0%, to $2.3 million from $1.5 million for the same period in 2017.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $313.7 million, or 46.9%, to $983.0 million for the first quarter of 2018 from $669.2 million for the same period in 2017. The average rate for the quarter ended March 31, 2018 increased two basis points to 0.94% as compared to 0.92% for the same period last year.

Our interest expense on deposits increased $741 thousand, or 103.3%, for the quarter ended March 31, 2018, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $287.8 million during the first quarter of 2018, as compared to the same period in 2017. The average rate increased eighteen basis points to 0.70% for the quarter ended March 31, 2018, as compared to 0.52% for the same period last year.

Our interest expense on borrowed funds increased $25 thousand, or 5.2%, for the quarter ended March 31, 2018, as compared to the same period last year.  The increase was largely attributed to a $26.0 million increase in the average balance of borrowed funds during the first quarter of 2018, as compared to the same period in 2017. The increase was partially offset by a 44 basis point decrease in the average rate to 1.83% as compared to 2.27% in the same period in 2017.

Our interest expense on all of the Company`s subordinated debt decreased $6 thousand, or 1.9%, for the quarter ended March 31, 2018, as compared to the same period last year. The decrease was mainly attributed to a nine basis points decrease in average rate to 4.59% for the quarter ended March 31, 2018, as compared to 4.68% for the same period last year.

Provision for Loan Losses – Provision for loan losses increased $101 thousand to $508 thousand for the first quarter of 2018, as compared to $407 thousand for the same period in 2017.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $380 thousand, or 15.3%, to $2.9 million for the first quarter of 2018, as compared to the same period last year. The increase was principally due to growth of $148 thousand in insurance commissions and fees relating to SB One Insurance Agency, an increase of $133 thousand in other income and an increase of $79 thousand in bank owned life insurance. The aforementioned was partly offset by a reduction in gain on sales of securities of approximately $107 thousand.

Non-Interest Expense – Our non-interest expenses increased $5.6 million, or 94.0%, to $11.6 million for the first quarter of 2018, as compared to the same period last year. The increase was largely due to merger-related expenses of $3.3 million related to the acquisition of Community and increases in salaries and employee benefits of $1.5 million as a result of the merger with Community.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, decreased $616 thousand, or 74.1% to $215 thousand for the first quarter of 2018, as compared to the same period last year. The Company’s effective tax rate for the first quarter of 2018 was 14.1%, as compared to 29.2% for the first quarter of 2017. The decrease in the Company’s tax rate was largely due to the Tax Cuts and Jobs Act enacted in December 2017 which reduced the federal corporate income tax rate to 21% and the merger with Community which resulted in the Company’s tax free income becoming a larger percentage of its overall income.

COMPARISION OF FINANCIAL CONDITION AT MARCH 31, 2018 TO DECEMBER 31, 2017

Total Assets – At March 31, 2018, our total assets were $1.4 billion, an increase of $397.1 million, or 40.6%, as compared to total assets of $979.4 million at December 31, 2017. The increase was largely attributable to the merger with Community.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $3.4 million to $15.1 million at March 31, 2018, or 1.1% of total assets, from $11.6 million, or 1.2% of total assets, at December 31, 2017

Securities Portfolio – At March 31, 2018, the securities portfolio, which includes available for sale and held to maturity securities, was $179.6 million, compared to $104.0 million at December 31, 2017. Available for sale securities were $174.1 million at March 31, 2018, compared to $98.7 million at December 31, 2017. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.5 million at March 31, 2018 and $5.3 million at December 31, 2017.

Net unrealized losses in the available for sale securities portfolio were $1.7 million for March 31, 2018 as compared to a net unrealized gain of $449 thousand at December 31, 2017.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 – Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of March 31, 2018 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments, which consisted primarily of FHLB stock, increased $3.4 million to $8.4 million at March 31, 2018 as compared to $4.9 million at December 31, 2017. We also held $200 thousand in time deposits with other financial institutions at March 31, 2018, as compared to $100 thousand at December 31, 2017.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $267.7 million, or 32.6%, to $1.1 billion at March 31, 2018, as compared to $820.7 million at December 31, 2017. The merger with Community resulted in an increase in total loans of $236.1 million. During the three months ended March 31, 2018, the Company also had $33.1 million of commercial loan production, which was partly offset by $12.6 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial and industrial loans	$57,041	$54,759
Construction	57,475	42,484
Commercial real estate	655,238	551,445
Residential real estate	317,440	171,844
Consumer and other	2,228	1,130
Total gross loans	$1,089,422	$821,662

Loan and Asset Quality – The ratio of non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets increased to 1.07% at March 31, 2018 from 0.94% December 31, 2017. NPAs exclude $3.7 million of purchased credit-impaired (“PCI”) loans acquired through the merger with Community. NPAs increased $5.5 million, or 60.1%, to $14.8 million at March 31, 2018, as compared to $9.2 million at December 31, 2017. Non-accrual loans, excluding $3.7 million of PCI loans, increased $3.1 million, or 51.1%, to $9.1 million at March 31, 2018, as compared to $6.0 million at December 31, 2017. Loans past due 30 to 89 days totaled $13.6 million at March 31, 2018, representing an increase of $7.1 million, or 109.3%, as compared to $6.5 million at December 31, 2017.

We continue to actively market our foreclosed real estate properties, which increased $1.3 million to $3.5 million at March 31, 2018 as compared to $2.3 million at December 31, 2017. At March 31, 2018, the Company’s foreclosed real estate properties had an average carrying value of approximately $253 thousand per property.

The allowance for loan losses increased $493 thousand, or 6.7%, to $7.8 million, or 0.72% of total loans, at March 31, 2018, compared to $7.3 million, or 0.89% of total loans, at December 31, 2017. The decline in allowance coverage was primarily driven by the addition of Community acquired loans with no allowance for loan losses; such loans were recorded at fair value at the acquisition date. The Company recorded $508 thousand in provision for loan losses for the three months ended March 31, 2018 as compared to $407 thousand for the three months ended March 31, 2017. Additionally, the Company recorded net charge-offs of $15 thousand for the three months ended March 31, 2018, as compared to $306 thousand in net charge-offs for the three months ended March 31, 2017. The allowance for loan losses as a percentage of non-accrual loans decreased to 86.1% at March 31, 2018 from 121.8% at December 31, 2017.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans	$9,096	$6,020
Non-accrual loans to total loans	0.84%	0.73%
NPAs	$14,755	$9,227
NPAs to total assets	1.07%	0.94%
Allowance for loan losses as a % of non-accrual loans	86.06%	121.84%
Allowance for loan losses to total loans	0.72%	0.89%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $8.0 million and $6.8 million at March 31. 2018 and December 31, 2017, respectively.  The Company also had PCI loans from the merger with Community with a carrying value of $5.8 million at March, 31 2018. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $2.1 million and $932 thousand at March 31, 2018 and December 31, 2017, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2018, we had two loan relationship comprised of three loans totaling $9.1 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At March 31, 2018, the total allowance for loan losses increased $493 thousand, or 6.7%, to $7.8 million, or 0.72% of total loans, compared to $7.3 million, or 0.89% of total loans, at December 31, 2017. The decline in allowance coverage was primarily driven by the addition of Community acquired loans with no allowance for loan losses; such loans were recorded at fair value at the acquisition date. The Company recorded $508 thousand in provision for loan losses for the three months ended March 31, 2018 as compared to $407 thousand for the three months ended March 31, 2017. Additionally, the Company recorded net charge-offs of $15 thousand for the three months ended March 31, 2018, as compared to $306 thousand in net charge-offs for the three months ended March 31, 2017. The allowance for loan losses as a percentage of non-accrual loans decreased to 86.1% at March 31, 2018 from 121.8% at December 31, 2017.

The table below presents information regarding our provision and allowance for loan losses for the three months ended March 31, 2018 and 2017:
໿

(Dollars in thousands)	March 31, 2018	March 31, 2017
Balance, beginning of period	$7,335	$6,696
Provision	508	407
Charge-offs	(34)	(318)
Recoveries	19	12
Balance, end of period	$7,828	$6,797

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$389	5.2%	$208	6.7%
Construction	345	5.3%	336	5.2%
Commercial real estate	5,801	60.2%	5,185	67.1%
Residential real estate	972	29.1%	1,032	20.9%
Consumer and other loans	31	0.2%	26	0.1%
Unallocated	290	—%	548	—%
Total	$7,828	100.0%	$7,335	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $30.2 million at March 31, 2018 and $22.1 million at December 31, 2017. The increase of $8.1 million is largely due to the merger with Community.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2018 we had recorded goodwill totaling $24.8 million as compared to $2.8 million at December 31, 2017. The increase in our goodwill primarily resulted from the merger with Community in the recorded amount of $22.0 million. Additionally, our recorded goodwill includes the acquisition of Tri-State in 2001 and the 2006 acquisition of deposits.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $280.8 million, or 36.8%, to $1.0 billion at March 31, 2018, from $762.5 million at December 31, 2017, primarily driven by the merger with Community. The growth in deposits was mostly due to an increase in interest bearing deposits of $208.6 million, or 33.8%, and non-interest bearing deposits of $72.3 million, or 49.4%, at March 31, 2018, as compared to December 31, 2017, respectively.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $155.0 million and $90.4 million in borrowings at FHLB, at a weighted average interest rate of 1.95% and 1.61% at March 31, 2018 and December 31, 2017, respectively.  The long-term borrowings at March 31, 2018 consisted of $25.0 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2018 was 3.56%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $146.3 million, an increase of $52.1 million when compared to December 31, 2017, largely due to the merger with Community. The Company completed the merger on January 4, 2018 which was the primary driver in an increase in book value per common share of 18.2% from $15.59 at December 31, 2017 to $18.43 at March 31, 2018. At March 31, 2018, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.90%, 13.58%, 14.33% and 13.58%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2018, total deposits amounted to $1.0 billion, an increase of $280.8 million, or 36.8%, from December 31, 2017. At March 31, 2018 and December 31, 2017, borrowings from FHLB and subordinated debentures totaled $182.9 million and $118.2 million, respectively, and represented 13.3% and 12.1% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at March 31, 2018, amounted to $1.1 billion, an increase of $267.7 million, or 32.6%, compared to December 31, 2017.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2018, the total of such assets amounted to $15.1 million, or 1.1%, of total assets, compared to $11.6 million, or 1.2% of total assets at December 31, 2017. Another significant liquidity source is our available for sale securities portfolio.  At March 31, 2018, available for sale securities amounted to $174.1 million, compared to $98.7 million at December 31, 2017.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $119.8 million through its membership in the FHLB and $10.0 million at ACBB at March 31, 2018. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At March 31, 2018, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 13.60%, 14.35% and 13.60%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of March 31, 2018, the Bank had a leverage ratio of 10.90%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of March 31, 2018, the Bank had a capital conservation buffer of 6.35%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At March 31, 2018, these unused commitments totaled $213.8 million and consisted of $109.1 million in commitments to grant commercial real estate, construction and land development loans, $38.9 million in home equity lines of credit, $64.1 million in other unused commitments and $1.7 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

During the first quarter of 2016, the Company entered into interest rate swap agreements with notional amounts totaling $38.5 million, of which all are designated as cash flow hedges. The Company entered into $26.0 million in forward starting interest rate swap agreements coinciding with the maturity of five FHLB Advances over the next 21 months that had an average rate of 4.03%.  The forward interest rate swaps have a term of 10 years at an average fixed rate of 1.97% and will hedge short term wholesale funding.  Additionally, the Company entered into a $12.5 million interest rate swap agreement to coincide with a junior subordinated debt issued by Sussex Capital Trust II, for a term of 10 years at a fixed rate of 3.10%.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the three months ended March 31, 2018.

໿
Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed below.

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of April 10, 2017, by and between Sussex Bancorp, Sussex Bank and Community Bank of Bergen County, NJ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on April 11, 2017).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amendment to Restate Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Currency Report on Form 8-K filed with the SEC on May 4, 2018).
3.3	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2018).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of SB One Bancorp for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: May 10, 2018		SB ONE BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)