Form 10-Q
period 2018-06-30
SB ONE BANCORP
filed 2018-08-09
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ☐     No ☒

As of August 2, 2018 there were 7,929,613 shares of common stock, no par value, outstanding.

SB ONE BANCORP
FORM 10-Q

2

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “project,” “expect,” “anticipate,” “should,” “may,” “will,” “intend,” “planned,” “estimated,” “potential” or similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments, which could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions, which may adversely affect our credit risk;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Community Merger (as defined herein);

•
failure to complete the proposed Enterprise Merger (as defined herein), the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed Enterprise Merger, disruption to the parties' businesses as a result of the announcement and pendency of the Enterprise Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Enterprise Merger; and

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$6,651	$3,270
Interest-bearing deposits with other banks	12,245	8,376
Cash and cash equivalents	18,896	11,646

Interest bearing time deposits with other banks	200	100
Securities available for sale, at fair value	174,525	98,730
Securities held to maturity, at amortized cost (fair value of $5,508 and $5,430 at June 30, 2018 and December 31, 2017, respectively)	5,418	5,304
Other Bank Stock, at cost	10,066	4,925

Loans receivable, net of unearned income	1,136,546	820,700
Less: allowance for loan losses	8,264	7,335
Net loans receivable	1,128,282	813,365
Foreclosed real estate	3,414	2,275
Premises and equipment, net	18,734	8,389
Accrued interest receivable	3,906	2,472
Goodwill and intangibles	26,048	2,820
Bank-owned life insurance	30,390	22,054
Other assets	17,423	7,303

Total Assets	$1,437,302	$979,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$232,862	$146,167
Interest bearing	828,737	616,324
Total deposits	1,061,599	762,491
Short-term borrowings	157,940	55,350
Long-term borrowings	30,000	35,000
Accrued interest payable and other liabilities	11,087	4,501
Subordinated debentures	27,853	27,848

Total Liabilities	1,288,479	885,190

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 7,929,613 and 6,040,564 shares issued outstanding at June 30, 2018 and December 31, 2017, respectively	117,500	65,274
Deferred compensation obligation under Rabbi Trust	1,582	1,399
Retained earnings	30,763	27,532
Accumulated other comprehensive income	560	1,387
Stock held by Rabbi Trust	(1,582)	(1,399)

Total Stockholders' Equity	148,823	94,193

Total Liabilities and Stockholders' Equity	$1,437,302	$979,383
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2018	2017	2018	2017
INTEREST INCOME
Loans receivable, including fees	$12,562	$7,876	$24,462	$15,474
Securities:
Taxable	804	344	1,540	685
Tax-exempt	449	316	830	629
Interest bearing deposits	16	6	46	22
Total Interest Income	13,831	8,542	26,878	16,810
INTEREST EXPENSE
Deposits	1,659	852	3,117	1,569
Borrowings	874	479	1,380	960
Subordinated debentures	313	316	628	637
Total Interest Expense	2,846	1,647	5,125	3,166
Net Interest Income	10,985	6,895	21,753	13,644
PROVISION FOR LOAN LOSSES	398	380	906	787
Net Interest Income after Provision for Loan Losses	10,587	6,515	20,847	12,857
OTHER INCOME
Service fees on deposit accounts	311	285	639	538
ATM and debit card fees	250	200	463	380
Bank-owned life insurance	188	128	373	234
Insurance commissions and fees	1,839	1,143	3,734	2,890
Investment brokerage fees	41	—	63	3
Net gain on sales of securities	36	(30)	36	77
Net gain on disposal of premises and equipment	9	—	9	—
Other	207	92	421	173
Total Other Income	2,881	1,818	5,738	4,295
OTHER EXPENSES
Salaries and employee benefits	5,411	3,677	10,469	7,235
Occupancy, net	727	456	1,329	956
Data processing	939	521	1,730	1,078
Furniture and equipment	326	234	607	474
Advertising and promotion	285	89	341	195
Professional fees	290	198	619	475
Director fees	142	89	289	196
FDIC assessment	100	93	210	144
Insurance	52	66	147	132
Stationary and supplies	89	44	146	76
Merger-related expenses	446	481	3,739	481
Loan collection costs	89	28	150	52
Net expenses and write-downs related to foreclosed real estate	1	32	208	77
Amortization of intangible assets	60	—	121	—
Other	623	518	1,069	932
Total Other Expenses	9,580	6,526	21,174	12,503
Income before Income Taxes	3,888	1,807	5,411	4,649
EXPENSE FOR INCOME TAXES	896	603	1,111	1,434
Net Income	2,992	1,204	4,300	3,215
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available for sale securities arising during the period	(353)	1,144	(2,520)	1,820
Fair value adjustments on derivatives	328	(455)	1,435	(415)
Reclassification adjustment for net (gain) on securities transactions included in net income	(36)	30	(36)	(77)
Income tax related to items of other comprehensive (loss) income	17	(287)	294	(531)
Other comprehensive (loss) income, net of income taxes	(44)	432	(827)	797
Comprehensive income	$2,948	$1,636	$3,473	$4,012
EARNINGS PER SHARE
Basic	$0.38	$0.25	$0.55	$0.68
Diluted	$0.38	$0.25	$0.55	$0.67
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2018 and 2017
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Total Stockholders' Equity

Balance December 31, 2016	4,741,068	$36,538	1,383	$23,291	$243	(1,383)	$60,072
Net income	—	—	—	3,215	—	—	3,215
Other comprehensive income	—	—	—	—	797	—	797
Funding of Supplemental Director Retirement Plan	—	—	(31)			31	—
Net proceeds of capital raise	1,249,999	28,313	—	—	—	—	28,313
Restricted stock granted	53,170	—	—	—	—	—	—
Restricted stock forfeited	(3,235)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	348	—	—	—	—	348
Dividends declared on common stock ($0.10 per share)	—	—	—	(478)	—	—	(478)
Balance June 30, 2017	6,041,002	$65,199	$1,352	$26,028	$1,040	$(1,352)	$92,267

Balance December 31, 2017	6,040,564	$65,274	1,399	$27,532	$1,387	(1,399)	$94,193
Net income	—	—	—	4,300	—		4,300
Other comprehensive loss	—	—	—	—	(827)	—	(827)
Shares issued in merger	1,873,028	51,883	—	—	—	—	51,883
Funding of Supplemental Director Retirement Plan	—	—	183	—	—	(183)	—
Restricted stock granted	20,169	—	—	—	—		—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	343	—	—	—		343
Dividends declared on common stock ($0.135 per share)	—	—	—	(1,069)	—		(1,069)
Balance June 30, 2018	7,929,613	$117,500	$1,582	$30,763	$560	$(1,582)	$148,823
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$4,300	$3,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	906	787
Depreciation and amortization	904	538
Net amortization of securities premiums and discounts	1,049	849
Amortization of subordinated debt issuance costs	5	3
Net realized gain on sale of securities	(36)	(77)
Net realized loss on disposal of premises and equipment	(9)	—
Net realized gain on sale of foreclosed real estate	(4)	(13)
Write-downs of and provisions for foreclosed real estate	140	49
Deferred income tax expense (benefit)	459	(342)
Earnings on bank-owned life insurance	(373)	(234)
Compensation expense for stock options and stock awards	343	348
(Increase) decrease in assets:
Accrued interest receivable	(610)	(212)
Other assets	(7,262)	135
Increase (decrease) in accrued interest payable and other liabilities	5,987	(10)
Net Cash Provided by Operating Activities	5,799	5,036
Cash Flows from Investing Activities
Net cash acquired in acquisition	6,693	—
Securities available for sale:
Purchases	(88,680)	(33,658)
Sales	80,496	20,709
Maturities, calls and principal repayments	4,750	4,477
Securities held to maturity:
Purchases	(240)	(105)
Maturities, calls and principal repayments	105	3,056
Net increase in loans	(79,753)	(77,473)
Proceeds from the sale of foreclosed real estate	101	618
Purchases of bank premises and equipment	(560)	(114)
Proceeds from the sale of premises and equipment	53	—
Purchase of bank owned life insurance	—	(5,000)
Net increase in Federal Home Loan Bank stock	(3,986)	(280)
Net Cash Used in Investing Activities	(81,021)	(87,770)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,049)	49,566
Net increase in short-term borrowed funds	90,590	9,345
Repayment of long-term borrowings	(5,000)	(11,000)
Net proceeds from capital raise	—	28,313
Dividends paid	(1,069)	(478)
Net Cash Provided by Financing Activities	82,472	75,746
Net increase (decrease) in Cash and Cash Equivalents	7,250	(6,988)
Cash and Cash Equivalents - Beginning	11,646	14,638
Cash and Cash Equivalents - Ending	$18,896	$7,650

Supplementary Cash Flows Information
Interest paid	$5,000	$3,169
Income taxes paid	$1,852	$1,828

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$—	$133
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of SB One Bancorp, formerly Sussex Bancorp, (“we,” “us,” “our” or the “company”) and our wholly owned subsidiary SB One Bank, formerly Sussex Bank (the “Bank”).  The corporate name change was voted and approved during the shareholder meeting on April 25, 2018. The name changes were a part of a larger rebrand effort undertaken by Sussex Bank which merged with Community Bank of Bergen County, NJ earlier this year. The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, GFR Maywood, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., and SB One Insurance Agency Inc. ("SB One Insurance Agency"), formerly Tri-State Insurance Agency, Inc., a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  SB One Insurance Agency’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates fourteen banking offices: eight located in Sussex County, New Jersey, four located in Bergen County, New Jersey, one located in Warren County, New Jersey, and one in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05) and September 2017 (ASU 2017-13), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in Topic 606 are effective for public business entities for annual periods beginning after December 15, 2017. Approximately 83% of the Company’s revenue for the quarter ended June 30, 2018, was comprised of interest income on financial assets, which are explicitly excluded from the scope of Topic 606.  With respect to our non-interest income, management has identified revenue streams within the scope of the guidance, primarily service fees on deposits, ATM and debit card fees and insurance commissions and fees which are discussed below.
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
The Company recognized $639 thousand in income for Service fees on deposit accounts and $3.7 million in insurance commissions and fees for the six months ended June 30, 2018. The Company currently presents the revenue and associated costs on a gross basis. ASU 2014-09 and related amendments were adopted effective January 1, 2018, using the cumulative effect approach. Under this alternative, the Company applied the new revenue standard only to contracts that were incomplete under legacy U.S. GAAP at the date of initial application and evaluated the cumulative effect of the new standard as a potential adjustment to the opening balance of retained earnings. The Company`s adoption of the ASU on January 1, 2018 did not significantly change the recognition of revenue on the Company's consolidated financial statements and, as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.
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
The Company recognized $463 thousand in ATM and debit card fees for the six months ended June 30, 2018. ATM and debit card fees are primarily comprised of debit and credit card income (interchange fees), ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through our card payment network. The Company currently presents the revenue and associated costs with debit and credit card income on a net basis. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, agency fee income, and other services. The Company’s performance obligation for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or within one month.
Under Topic 606, a contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which was issued to clarify and correct untended application of the guidance in ASU 2016-02 (Topic 842). The amendments in this ASU affect aspects of the guidance issued in ASU 2016-02 and provide clarification to related topics; such as, 1) Rate implicit in the lease; 2) Reassessment of leases; 3) Transition guidance; and 4) Impairment of net investment in the lease. In July 2018, the FASB also issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which provides guidance related to comparative reporting requirements for initial adoption and separating lease and non-lease components. Currently, entities are required to adopt the new standard utilizing the modified retrospective approach. This amendment provides entities with an additional transition method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Currently, ASU 2016-02, provides a practical expedient to lessees to allow them to not separate non-lease components from lease components; however, it does not provide a similar practical expedient to lessors. This amendment provides a practical expedient to lessors which allows them the option to not separate non-lease components from the associated lease components. However, the Lessor practical expedient is limited to circumstances in which the non-lease components would otherwise be account for under the new revenue guidance (Topic 606). In addition, both of the following conditions must be met: 1) the timing and pattern of transfer are the same for non-lease components and associated lease components 2) the lease component, if accounted for separately, would be classified as an operating lease. An entity that elects the lessor practical expedient is also required to provide certain disclosures. For entities that early adopted Topic 842 the amendments in these ASUs are effective upon issuance. For entities that haven’t adopted Topic 842 the effective date and transition requirement are the same as Topic 842. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects to record an increase in assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has taken steps to prepare for implementation when it becomes effective, such as evaluating the potential use of outside professionals for an updated model.

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

In June 2018, FASB issued ASU 2018-07 Compensation - Stock Compensation (Topic 718). The main objective of this ASU is to simplify the accounting for share-based payment transactions in current GAAP by expanding the scope to include nonemployee share-based payment transactions. This ASU will apply to all share-based payment transactions in which a grantor acquires goods or services to be used in their own operations by issuing share-based payments. This ASU does not apply to share-based payments used to provide financing to the issuer or awards issued in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in the ASU will require an entity to, among other things, 1) measure nonemployee share-based payment awards at the fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered; 2) measure equity classified nonemployee share-based payment awards at the grant date; and 3) take into consideration the probability of satisfying performance conditions when accounting for nonemployee share-based payment awards with such conditions. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted; however, an entity’s adoption date shall not be earlier than the entity’s adoption date of Topic 606. Per review of the ASU, the Company determined that it does not pertain to our current operations; therefore, no evaluation regarding adoption is required.

NOTE 2 – ACQUISITIONS

On June 20, 2018, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Enterprise Bank N.J. (“Enterprise Bank”) in an all-stock transaction valued at approximately $48.2 million (the “Enterprise Merger”). Subject to the terms of the merger agreement, Enterprise Bank will merge with and into SB One Bank and each outstanding share of Enterprise Bank common stock will be exchanged for 0.4538 shares of the Company’s common stock. Based on financials as of March 31, 2018, the combined company will have approximately $1.6 billion in assets, $1.3 billion in gross loans, and $1.2 billion in deposits upon completion of the Enterprise Merger. The Enterprise Merger is expected to enhance and expand the Company's presence in Union, Middlesex and Essex Counties, New Jersey with the addition of 4 full service branch locations in those counties. The Enterprise Merger is expected to be completed in the fourth quarter of 2018. The consummation of the Enterprise Merger is subject to receipt of the requisite approval of Enterprise Bank’s shareholders, receipt of all required regulatory approvals, and other customary closing conditions.

On January 4, 2018 the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Community Merger”). The Community Merger enhances and expands Sussex Bank’s presence in Bergen County, New Jersey with the addition of 3 full service branch locations in that county, which will complement Sussex Bank’s existing location in Oradell, New Jersey. Under the terms of the agreement, Community merged with and into SB One Bank, with SB One Bank being the surviving entity and each outstanding share of Community common stock was exchanged for 0.97 shares of SB One Bancorp's common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the Community Merger and paid approximately $2 thousand in cash for fractional shares. Outstanding Community stock options were paid out in cash, by the Company, for a total payment of $140 thousand.

The Community acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimate using information available at the date of the acquisition, including the use of a third party valuation specialist. The following table summarized the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Community.

(Dollars in thousands)	January 4, 2018

Cash and cash equivalents	$6,693
Interest bearing time deposits with other banks	100
Securities available for sale	75,909
Other bank stock	1,155
Loans	236,070
Foreclosed real estate	1,376
Premises and equipment, net	10,612
Accrued interest receivable	824
Goodwill	22,018
Intangibles assets	1,331
Bank-owned life insurance	7,963
Other assets	1,588
Total Assets	$365,639

Deposits	$(301,157)
Borrowings	(12,000)
Other liabilities	(599)
Total Liabilities	$(313,756)
Net consideration paid - common shares issued	$51,883

The core deposit intangible totaled $1.3 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method of the sum of the years digits. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes. The goodwill recognized from the merger with Community was created based on the consideration paid by the Company for enhancing its presence in the Bergen County, NJ area in addition to our expected synergies from the combined operations of the Company and Community.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
The Company has finalized the accounting as a result of the merger with Community.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Investment securities available-for-sale
The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using open market pricing provided by multiple independent securities brokers. Management reviewed the open market quotes used in pricing the securities. A fair value discount of $261 thousand was recorded on the investments.
Loans
Loans acquired in the Community acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Community were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. The fair value of the acquired loans receivable had a gross amortized cost basis of $242.5 million. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan on a level yield amortization over 3.5 years.

(Dollars in thousands)
Gross amortized cost basis at January 4, 2018	$242,471
Fair value adjustment on general pooled loans	(3,737)
Credit fair value adjustment on purchased credit impaired loans	(2,664)
Fair value of acquired loans at January 4, 2018	$236,070
For loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into general pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value premium of $324 thousand.
Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, Community and peer banks. The Company also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.1 million was determined. Both the interest rate and credit fair value adjustments relate to performing loans and loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the weighted average life of the loans of 4 years.

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
Bank Premises
The Company acquired three branches of Community, all of which were owned by Community, at a premium of $3.5 million. The fair value of Community’s premises was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located which will be amortized on a straight line basis over 40 years.
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
Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $965 thousand is being amortized into income on a level yield amortization method over the contractual life of the deposits of 22.5 months and a weighted average life of 16.5 months.
Bank Owned Life Insurance
Community's bank-owned life insurance book value was $8.0 million with no fair value adjustment.
The following table presents certain pro forma information as if Community had been acquired on January 1, 2017. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. In particular, no adjustments have been made to eliminate the amount of Community’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2017. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	For the Year Ended December 31, 2017
Total revenues (net interest income plus non-interest income)	$47,280
Net Income	6,257
Net earnings applicable to common stockholders	$0.79

The following table presents certain pro forma information as if Community had been acquired on January 1, 2018. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	For the Six Months Ended June 30, 2018
Total revenues (net interest income plus non-interest income)	$27,491
Net Income	4,312
Net earnings applicable to common stockholders	$0.55

Following the closing of the Community Merger on January 4, 2018, the Company reported the results of the combined Company. The Company cannot disaggregate the additional revenue and income before extraordinary items provided by Community since the Company operates as one consolidated entity on its internal systems. The cumulative effect to the Company's net income and net income per share are reported on a consolidated basis for the period ended June 30, 2018.

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of June 30, 2018 and December 31, 2017 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. government agencies	$28,000	$16	$(247)	$27,769
U.S. government-sponsored enterprises	17,490	13	(86)	17,417
State and political subdivisions	59,650	309	(699)	59,260
Mortgage-backed securities -
U.S. government-sponsored enterprises	69,492	35	(1,471)	68,056
Corporate Debt	2,000	23	—	2,023
	$176,632	$396	$(2,503)	$174,525

December 31, 2017
U.S. government agencies	$18,799	$90	$(28)	$18,861
U.S. government-sponsored enterprises	6,054	8	(1)	6,061
State and political subdivisions	40,470	896	(132)	41,234
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,958	65	(479)	30,544
Corporate Debt	2,000	—	(18)	1,982
	$98,281	$1,089	$(640)	$98,730

Securities with a carrying value of approximately $3.1 million and $17.3 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,952	4,936
Due after ten years	56,698	56,347
Total bonds and obligations	61,650	61,283
U.S. government agencies	28,000	27,769
U.S. government-sponsored enterprises	17,490	17,417
Mortgage-backed securities:
U.S. government-sponsored enterprises	69,492	68,056
Total available for sale securities	$176,632	$174,525

Gross realized gains on sales of securities available for sale were $46 thousand and gross realized losses were $10 thousand for the three months ended June 30, 2018. Gross realized gains on sales of securities available for sale were $19 thousand and gross losses were $49 thousand for the three months ended June 30, 2017.

Gross realized gains on sales of securities available for sale were $46 thousand and $165 thousand and gross realized losses were $10 thousand and $88 thousand for the six months ended June 30, 2018 and 2017, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
U.S. government agencies	$21,676	$(229)	$1,289	$(18)	$22,965	$(247)
U.S. government-sponsored enterprises	14,904	(86)	—	—	14,904	(86)
State and political subdivisions	33,618	(546)	3,605	(153)	37,223	(699)
Mortgage-backed securities -
U.S. government-sponsored enterprises	49,731	(908)	14,170	(563)	63,901	(1,471)
Total temporarily impaired securities	$119,929	$(1,769)	$19,064	$(734)	$138,993	$(2,503)

December 31, 2017
U.S. government agencies	$5,280	$(28)	$—	$—	$5,280	$(28)
U.S. government-sponsored enterprises	3,469	(1)	—	—	3,469	(1)
State and political subdivisions	5,212	(42)	3,701	(90)	8,913	(132)
Mortgage-backed securities -
U.S. government-sponsored enterprises	8,403	(212)	12,935	(267)	21,338	(479)
Total temporarily impaired securities	$22,364	$(283)	$16,636	$(357)	$39,000	$(640)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2018, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At June 30, 2018 and December 31, 2017, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2018, there were seventeen securities with a fair value of $23.0 million that had an unrealized loss that amounted to $247 thousand.  As of June 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at June 30, 2018 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2017, there were three securities with a fair value of $5.3 million that had an unrealized loss that amounted to $28 thousand.

U.S. Government Sponsored Agencies
At June 30, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our U.S. government sponsored agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2018, there were seven securities with a fair value of $14.9 million that had an unrealized loss that amounted to $86 thousand.  As of June 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored agency securities at June 30, 2018, were deemed to be OTTI.

At December 31, 2017, there were two securities with a fair value of $3.5 million that had an unrealized loss that amounted to $1 thousand.

State and Political Subdivisions
At June 30, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At June 30, 2018, there were thirty-five securities with a fair value of $37.2 million that had an unrealized loss that amounted to $699 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2017, there were nine securities with a fair value of $8.9 million that had an unrealized loss that amounted to $132 thousand.

Mortgage-Backed Securities
At June 30, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2018, there were thirty-nine securities with a fair value of $63.9 million that had an unrealized loss that amounted to $1.5 million.  As of June 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June 30, 2018 were deemed to be OTTI.

At December 31, 2017, there were sixteen securities with a fair value of $21.3 million that had an unrealized loss that amounted to $479 thousand.

Corporate Debt
At June 30, 2018, there were no securities that had an unrealized loss. These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates. As of June 30, 2018, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt as June 30, 2018, were deemed to be OTTI.

At December 31, 2017, there were no securities with an unrealized loss.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of June 30, 2018 and December 31, 2017 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
State and political subdivisions	$5,418	$91	$(1)	$5,508
December 31, 2017
State and political subdivisions	$5,304	$127	$(1)	$5,430

The amortized cost and carrying value of securities held to maturity at June 30, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,605	$2,614
Due after one year through five years	253	252
Due after five years through ten years	2,031	2,090
Due after ten years	529	552
Total held to maturity securities	$5,418	$5,508

Temporarily Impaired Securities
For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2018, there were two securities with a fair value of $771 thousand that had an unrealized loss of $1 thousand. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2017, there was one security with a fair value of $254 thousand that had an unrealized loss of $1 thousand.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
State and political subdivisions	$771	$(1)	$—	$—	$771	$(1)
Total temporarily impaired securities	$771	$(1)	$—	$—	$771	$(1)

December 31, 2017
State and political subdivisions	$254	$(1)	$—	$—	$254	$(1)
Total temporarily impaired securities	$254	$(1)	$—	$—	$254	$(1)

NOTE 4 – LOANS

The composition of net loans receivable at June 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017

Commercial and industrial	$62,418	$54,759
Construction	62,135	42,484
Commercial real estate	687,810	551,445
Residential real estate	322,983	171,844
Consumer and other	2,205	1,130
Total loans receivable	1,137,551	821,662
Unearned net loan origination fees	(1,005)	(962)
Allowance for loan losses	(8,264)	(7,335)
Net loans receivable	$1,128,282	$813,365

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $234 thousand and $239 thousand at June 30, 2018 and December 31, 2017, respectively.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $3.6 million at June 30, 2018, which was $10 thousand more than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Six months ended June 30, 2018
Accretable yield, beginning balance	$—
Acquisition of impaired loans	846
Accretable yield amortized to interest income	(152)
Reclassification from non-accretable difference	—
Accretable yield, ending balance	$694

There were no PCI loans in 2017.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and six months ended June 30, 2018 and 2017:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
June 30, 2018
Beginning balance	$389	$345	$5,801	$972	$31	$290	$7,828
Charge-offs	—	—	—	(10)	(31)	—	(41)
Recoveries	1	—	5	62	11	—	79
Provision	50	57	(317)	114	16	478	398
Ending balance	$440	$402	$5,489	$1,138	$27	$768	$8,264

June 30, 2017
Beginning balance	$92	$425	$4,025	$925	$17	$1,313	$6,797
Charge-offs	—	—	—	(8)	(8)	—	(16)
Recoveries	—	—	2	1	1	—	4
Provision	109	53	216	(1)	10	(7)	380
Ending balance	$201	$478	$4,243	$917	$20	$1,306	$7,165

Six Months Ended:
June 30, 2018
Beginning balance	$208	336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	—	(22)	(42)	—	(75)
Recoveries	2	—	6	72	18	—	98
Provision	241	66	298	56	25	220	906
Ending balance	$440	$402	$5,489	$1,138	$27	$768	$8,264

June 30, 2017
Beginning balance	$110	359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(266)	(42)	(13)	—	(334)
Recoveries	—	—	4	9	3	—	16
Provision	104	119	573	51	11	(71)	787
Ending balance	$201	$478	$4,243	$917	$20	$1,306	$7,165

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2018 and December 31, 2017 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2018
Commercial and industrial	$440	$78	$362	$62,418	$189	$62,229
Construction	402	—	402	62,135	—	62,135
Commercial real estate	5,489	27	5,462	687,810	13,736	674,074
Residential real estate	1,138	—	1,138	322,983	3,936	319,047
Consumer and other loans	27	—	27	2,205	—	2,205
Unallocated	768	—	—	—	—	—
Total	$8,264	$105	$7,391	$1,137,551	$17,861	$1,119,690

December 31, 2017
Commercial and industrial	$208	$—	$208	$54,759	$20	$54,739
Construction	336	—	336	42,484	—	42,484
Commercial real estate	5,185	28	5,157	551,445	4,763	546,682
Residential real estate	1,032	10	1,022	171,844	2,064	169,780
Consumer and other loans	26	—	26	1,130	—	1,130
Unallocated	548	—	—	—	—	—
Total	$7,335	$38	$6,749	$821,662	$6,847	$814,815

An age analysis of loans receivable, which were past due as of June 30, 2018 and December 31, 2017, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2018
Commercial and industrial	$—	$104	$189	$293	$62,125	$62,418	$—
Construction	—	—	—	—	62,135	62,135	—
Commercial real estate	1,387	487	13,891	15,765	672,045	687,810	—
Residential real estate	683	53	4,521	5,257	317,726	322,983	—
Consumer and other	154	—	—	154	2,051	2,205	—
Total	$2,224	$644	$18,601	$21,469	$1,116,082	$1,137,551	$—

December 31, 2017
Commercial and industrial	$—	$—	$20	$20	$54,739	$54,759	$—
Construction	—	—	105	105	42,379	42,484	—
Commercial real estate	4,935	126	4,314	9,374	542,071	551,445	—
Residential real estate	1,304	122	1,581	3,007	168,837	171,844	—
Consumer and other	8	1	—	9	1,121	1,130	—
Total	$6,247	$249	$6,020	$12,515	$809,147	$821,662	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at June 30, 2018 and December 31, 2017 were:
໿

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$189	$20
Construction	—	105
Commercial real estate	13,891	4,314
Residential real estate	4,521	1,581
Total	$18,601	$6,020

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2018 and December 31, 2017: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial and industrial	$61,894	$—	$524	$—	$62,418
Construction	61,998	137	—	—	62,135
Commercial real estate	668,858	4,157	14,795	—	687,810
Residential real estate	315,862	349	6,772	—	322,983
Consumer and other	2,205	—	—	—	2,205
	$1,110,817	$4,643	$22,091	$—	$1,137,551

December 31, 2017
Commercial and industrial	$54,405	$189	$165	$—	$54,759
Construction	42,379	105	—	—	42,484
Commercial real estate	537,636	3,508	10,301	—	551,445
Residential real estate	169,395	228	2,221	—	171,844
Consumer and other	1,130	—	—	—	1,130
	$804,945	$4,030	$12,687	$—	$821,662

The following table reflects information about our impaired loans, excluding PCI loans, by class as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$—	$10	$—	$20	$20	$—
Commercial real estate	12,808	12,808	—	3,834	4,158	—
Residential real estate	3,936	3,936	—	1,844	1,877	—

With an allowance recorded:
Commercial and industrial	189	189	78	—	—	—
Commercial real estate	928	928	27	929	1,392	28
Residential real estate	—	—	—	220	223	10

Total:
Commercial and industrial	189	199	78	20	20	—
Commercial real estate	13,736	13,736	27	4,763	5,550	28
Residential real estate	3,936	3,936	—	2,064	2,100	10
	$17,861	$17,871	$105	$6,847	$7,670	$38

໿

The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$20	$—
Construction	53	—	—	—
Commercial real estate	8,358	71	3,237	8
Residential real estate	3,499	19	1,742	8
Total impaired loans without a related allowance	11,910	90	4,999	16

With an allowance recorded:
Commercial and industrial	94	—	—	—
Commercial real estate	929	—	1,168	—
Residential real estate	—	—	134	—
Total impaired loans with an allowance	1,023	—	1,302	—
Total impaired loans	$12,933	$90	$6,301	$16

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$12	$—	$20	$—
Construction	21	—	—	—
Commercial real estate	5,638	83	2,560	8
Residential real estate	2,520	30	1,544	9
Total impaired loans without a related allowance	8,191	113	4,124	17

With an allowance recorded:
Commercial and industrial	38	—	3	—
Commercial real estate	1,071	—	1,879	8
Residential real estate	64	—	200	—
Total impaired loans with an allowance	1,173	—	2,082	8
Total impaired loans	$9,364	$113	$6,206	$25

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
June 30, 2018
Performing	$643	$1,141	$1,784
Non-performing	2,497	1,009	3,506
Total	$3,140	$2,150	$5,290

December 31, 2017
Performing	$449	$483	$932
Non-performing	1,594	242	1,836
Total	$2,043	$725	$2,768

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2018, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There was one troubled debt restructuring in the amount of $514 thousand that occurred during the three and six months ended June 30, 2018. There were three troubled debt restructuring in the amount of $637 thousand that occurred during the three and six months ended June 30, 2017. The increase in troubled debt restructured loans was due to loans acquired in the Community acquisition.

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2018
Residential real estate	1	$514	$306

June 30, 2017
Residential real estate	3	$637	$615

There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended June 30, 2018. There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended June 30, 2017.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2018, we had five foreclosed residential real estate properties with a carrying value of $1.2 million. As of December 31, 2017, we had one foreclosed residential real estate property with a carrying value of $179 thousand. In addition, as of June 30, 2018 and December 31, 2017, respectively, we had consumer loans with a carrying value of $1.4 million and $180 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process. The increases in amounts at June 30, 2018, compared to December 31, 2017, were due to loans acquired in the Community acquisition.

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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		7,860,356			4,823,697
Shares held by Rabbi Trust		95,843			96,736
Shares liability under deferred compensation agreement		(95,843)			(96,736)
Basic earnings per share:
Net earnings applicable to common stockholders	$2,992	7,860,356	$0.38	$1,204	4,823,697	$0.25
Effect of dilutive securities:
Unvested stock awards	—	51,023		—	44,837
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$2,992	7,911,379	$0.38	$1,204	4,868,534	$0.25

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		7,800,886			4,755,018
Shares held by Rabbi Trust		95,843			96,736
Shares liability under deferred compensation agreement		(95,843)			(96,736)
Basic earnings per share:
Net earnings applicable to common stockholders	$4,300	7,800,886	$0.55	$3,215	4,755,018	$0.68
Effect of dilutive securities:
Unvested stock awards	—	51,023		—	39,651
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$4,300	7,851,909	$0.55	$3,215	4,794,669	$0.67

໿
There were no shares of unvested restricted stock awards and options outstanding during the three months ended June 30, 2018 and 5,845 shares of unvested restricted stock awards and options outstanding during the three months ended June 30, 2017, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There were 20,169 and 14,323 shares of unvested restricted stock awards and options outstanding during the six months ended June 30, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized (loss) gains on available for sale securities	$(353)	$(99)	$(254)	$1,144	$457	$687
Fair value adjustments on derivatives	328	92	236	(455)	(182)	(273)
Reclassification adjustment for net losses (gains) on securities transactions included in net income	(36)	(10)	(26)	30	12	18
Total other comprehensive (loss) income	$(61)	$(17)	$(44)	$719	$287	$432

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized (loss) gains on available for sale securities	$(2,520)	$(687)	$(1,833)	$1,820	$727	$1,093
Fair value adjustments on derivatives	1,435	403	1,032	(415)	(166)	(249)
Reclassification adjustment for net gains on securities transactions included in net income	(36)	(10)	(26)	(77)	(30)	(47)
Total other comprehensive income	$(1,121)	$(294)	$(827)	$1,328	$531	$797

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $24.8 million and $2.8 million for the periods ended June 30, 2018 and December 31, 2017, respectively. The increase was due to the merger with Community with total goodwill amounting to $22.0 million. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition. For the period ended June 30, 2018, the Company amortized $121 thousand in core deposit intangible. The estimated future amortization expense for the remainder of 2018 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2018	$121
2019	217
2020	194
2021	169
2022	145
2023	121

NOTE 9 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$10,985	$—	$10,985	$6,895	$—	$6,895
Other income from external sources	1,009	1,872	2,881	675	1,143	1,818
Depreciation and amortization	444	6	450	258	7	265
Income before income taxes	3,288	600	3,888	1,627	180	1,807
Income tax expense (1)	656	240	896	531	72	603
Total assets	1,425,250	12,052	1,437,302	922,510	6,317	928,827

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$21,753	$—	$21,753	$13,644	$—	$13,644
Other income from external sources	1,934	3,804	5,738	1,405	2,890	4,295
Depreciation and amortization	892	12	904	525	13	538
Income before income taxes	3,902	1,509	5,411	3,649	1,000	4,649
Income tax expense (1)	507	604	1,111	1,034	400	1,434
Total assets	1,425,250	12,052	1,437,302	922,510	6,317	928,827
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

Information regarding our stock option plans for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	6.9	$1,285,765
Options exercisable, end of quarter	36,229	$10.85	6.8	$682,976
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83
໿

During the three months ended June 30, 2018 and 2017, we expensed $12 thousand in stock-based compensation under stock option awards.

During the six months ended June 30, 2018 and 2017, we expensed $24 thousand and $25 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the three and six months ended June 30, 2018 and 2017. Expected future expense relating to the unvested options outstanding as of June 30, 2018 is $91 thousand over a weighted average period of 1.9 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the six months ended June 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	85,761	$18.34
Granted	20,169	29.15
Forfeited	(4,148)	17.66
Vested	(33,882)	16.35
Unvested restricted stock, end of period	67,900	$22.58

During the three months ended June 30, 2018 and 2017, we expensed $165 thousand and $169 thousand, respectively, in stock-based compensation under restricted stock awards. During the six months ended June 30, 2018 and 2017, we expensed $319 thousand and $365 thousand, respectively, in stock-based compensation under restricted stock awards.

At June 30, 2018, unrecognized compensation expense for unvested restricted stock was $1.2 million, which is expected to be recognized over an average period of 2.3 years.

NOTE 11 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of June 30, 2018, we had $1.7 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2018, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of June 30, 2018 and December 31, 2017:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2018
U.S. government agencies	$27,769	$—	$27,769	$—
U.S. government-sponsored enterprises	17,417	—	17,417	—
State and political subdivisions	59,260	—	59,260	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	68,056	—	68,056	—
Corporate debt	2,023	—	2,023	—
Derivative instruments
Interest rate swaps	2,886	—	2,886	—

December 31, 2017
U.S. government agencies	$18,861	$—	$18,861	$—
U.S. government-sponsored enterprises	6,061	—	6,061	—
State and political subdivisions	41,234	—	41,234	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,544	—	30,544	—
Corporate debt	2,030	—	2,030	—
Derivative instruments
Interest rate swaps	1,451	—	1,451	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2018
Impaired loans	$219	$—	$—	$219
Foreclosed real estate	737	—	—	737

December 31, 2017
Impaired loans	$1,794	$—	$—	$1,794
Foreclosed real estate	568	—	—	568

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Impaired loans	$219	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.26%)

Foreclosed real estate	737	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2017
Impaired loans	$1,794	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-0.22%)

Foreclosed real estate	568	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2018 and December 31, 2017:

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

Loans Receivable (Carried at Cost): The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At June 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments.

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $219 thousand and $1.8 million at June 30, 2018 and December 31, 2017, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended June 30, 2018 and December 31, 2017, respectively.

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

The fair values of our financial instruments at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,896	$18,896	$18,896	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	174,525	174,525	—	174,561	—
Securities held to maturity	5,418	5,508	—	5,508	—
Federal Home Loan Bank stock	10,066	10,066	—	10,066	—
Loans receivable, net of allowance	1,128,282	1,082,262	—	—	1,082,262
Accrued interest receivable	3,906	3,906	—	3,906	—
Interest rate swaps	2,948	2,948	—	2,948	—

Financial liabilities:
Non-maturity deposits	788,548	788,548	—	788,548	—
Time deposits	273,051	251,536	—	251,536	—
Short-term borrowings	157,940	157,981	157,981	—	—
Long-term borrowings	30,000	29,677	—	29,677	—
Subordinated debentures	27,853	25,180	—	25,180	—
Accrued interest payable	595	595	—	595	—
Interest rate swaps	61	61		61

	December 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,646	$11,646	$11,646	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	98,730	98,730	—	98,730	—
Securities held to maturity	5,304	5,430	—	5,430	—
Federal Home Loan Bank stock	4,925	4,925	—	4,925	—
Loans receivable, net of allowance	813,365	788,119	—	—	788,119
Accrued interest receivable	2,472	2,472	—	2,472	—
Interest rate swaps	1,451	1,451	—	1,451	—

Financial liabilities:
Non-maturity deposits	563,694	563,694	—	563,694	—
Time deposits	198,797	197,549	—	197,549	—
Short-term borrowings	55,350	55,335	55,335	—	—
Long-term borrowings	35,000	34,761	—	34,761	—
Subordinated debentures	27,848	25,259	—	25,259	—
Accrued interest payable	470	470	—	470	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2018 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  During the six months ended June 30, 2018, the Company entered into two interest rate swap agreements used to hedge the variable cash outflows associated with two future three month FHLB borrowings totaling $40.0 million, with an effective date of September 15, 2018. One interest rate swap matures September 15, 2021 with a fixed rate of 2.89%, and the other matures September 15, 2022 with a fixed rate of 2.90%. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three and six months ended June 30, 2018 and 2017, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Income and Comprehensive Income at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$1,046	Other Assets	March 15, 2026
December 15, 2016	5,000	354	Other Assets	December 15, 2026
June 15, 2017	6,000	413	Other Assets	June 15, 2027
December 15, 2017	10,000	768	Other Assets	December 15, 2027
December 15, 2017	5,000	367	Other Assets	December 15, 2027
September 15, 2018	20,000	(27)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(35)	Other Liabilities	September 15, 2022

Total	$78,500	$2,886

	December 31, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$610	Other Assets	March 15, 2026
December 15, 2016	5,000	161	Other Assets	December 15, 2026
June 15, 2017	6,000	170	Other Assets	June 15, 2027
December 15, 2017	10,000	352	Other Assets	December 15, 2027
December 15, 2017	5,000	158	Other Assets	December 15, 2027

Total	$38,500	$1,451

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the three months ended June 30, 2018 and 2017:
໿

	Three Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$80	Not applicable	$—
December 15, 2016	36	Not applicable	—
June 15, 2017	46	Not applicable	—
December 15, 2017	78	Not applicable	—
December 15, 2017	40	Not applicable	—
September 15, 2018	(19)	Not applicable	—
September 15, 2018	(25)	Not applicable	—

Total	$236		$—

	Three Months Ended June 30, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(74)	Not applicable	$—
December 15, 2016	(31)	Not applicable	—
June 15, 2017	(46)	Not applicable	—
December 15, 2017	(81)	Not applicable	—
December 15, 2017	(41)	Not applicable	—

Total	$(273)		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$314	Not applicable	$—
December 15, 2016	139	Not applicable	—
June 15, 2017	175	Not applicable	—
December 15, 2017	299	Not applicable	—
December 15, 2017	150	Not applicable	—
September 15, 2018	(19)	Not applicable
September 15, 2018	(25)	Not applicable

Total	$1,033		$—

	Six Months Ended June 30, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(61)	Not applicable	$—
December 15, 2016	(23)	Not applicable	—
June 15, 2017	(45)	Not applicable	—
December 15, 2017	(80)	Not applicable	—
December 15, 2017	(40)	Not applicable	—

Total	$(249)		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments made on the Company’s variable rate borrowing positions. During the six months ended June 30, 2018 the Company had $10 thousand of reclassifications to interest income. During the six months ended June 30, 2017, the Company had $64 thousand of reclassifications to interest expense.

As required under the master netting arrangement with its derivatives counterparty, the Company received financial collateral from its counterparty totaling $2.8 million at June 30, 2018 that was not included as an offsetting amount.

Offsetting derivatives

The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
(Dollars in thousands)
June 30, 2018
Assets:
Interest Rate Swaps	$2,948	—	$2,948	—	$2,800	$148
Total	$2,948	—	$2,948	—	$2,800	$148

Liabilities:
Interest Rate Swaps	$62	—	$62	—	—	$62
Total	$62	—	$62	—	—	$62

December 31, 2017
Assets:
Interest Rate Swaps	$1,451	—	$1,451	—	$1,200	$251
Total	$1,451	—	$1,451	—	$1,200	$251

Liabilities:
Interest Rate Swaps	—	—	—	—	—	—
Total	—	—	—	—	—	—

NOTE 14 – BORROWINGS

At June 30, 2018, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $294.0 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $294.0 million.  At June 30, 2018, the Bank had the ability to borrow up to $168.0 million at FHLBNY and $10.0 million at ACBB.

At June 30, 2018 and December 31, 2017, the Company had $157.9 million and $55.4 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 2.12% and 1.58%, respectively.  The increase in short term advances at June 30, 2018 as compared to December 31, 2017 was to fund the Company's loan growth. These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

At June 30, 2018 the Company had $30.0 million in long-term fixed rate advances.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the six months ended June 30, 2018.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Overview – For the quarter ended June 30, 2018, the Company reported net income of $3.0 million, or $0.38 per basic and diluted share, as compared to net income of $1.2 million, or $0.25 per basic and diluted share, for the same period last year. The increase in net income for the quarter ended June 30, 2018 was driven by a $4.1 million, or 59.3%, increase in net interest income resulting from loan and deposit growth and a $1.1 million increase in non-interest income driven by insurance commissions and fees. The aforementioned increases were partially offset by a $3.1 million, or 46.8%, increase in non-interest expenses and a $293 thousand increase in income tax expense. The changes were largely attributed to the growth in the Company resulting from the merger with Community, double digit loan growth, and a 233% increase in SB One Insurance Agency's pretax income, partially offset by costs resulting from the rebranding of the Company and its subsidiaries and additional staffing to support growth.
The Company’s net income, adjusted for tax effected expenses related to the Community Merger of $321 thousand and non-recurring rebranding expenses of $152 thousand, respectively, increased $1.9 million, or 117.4%, to $3.5 million, or $0.44 per diluted share, for the quarter ended June 30, 2018, as compared to the same period last year. The Company’s return on average assets for the quarter ended June 30, 2018, was 0.85%. The Company's return on average asets adjusted for tax effected expenses related to the Community Merger and non-recurring rebranding expenses, for the quarter ended June 30, 2018, was 0.99%, an increase from 0.71% for the quarter ended June 30, 2017.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2018 and 2017:
໿

	Three Months Ended June 30,
(Dollars in thousands)	2018			2017
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$64,726	$678	4.20%	$45,892	$477	4.17%
Taxable	126,462	804	2.55%	66,467	344	2.08%
Total securities	191,188	1,482	3.11%	112,359	821	2.93%
Total loans receivable (1) (4)	1,112,480	12,562	4.53%	739,837	7,876	4.27%
Other interest-earning assets	8,246	16	0.78%	7,110	6	0.34%
Total earning assets	$1,311,914	$14,060	4.30%	$859,306	$8,703	4.06%

Non-interest earning assets	96,979			45,352
Allowance for loan losses	(8,077)			(6,956)
Total Assets	$1,400,816			$897,702

Sources of Funds:
Interest bearing deposits:
NOW	$250,143	$347	0.56%	$182,345	$130	0.29%
Money market	91,597	287	1.26%	101,079	226	0.90%
Savings	220,075	191	0.35%	138,403	72	0.21%
Time	263,248	834	1.27%	157,283	424	1.08%
Total interest bearing deposits	825,063	1,659	0.81%	579,110	852	0.59%
Borrowed funds	173,841	874	2.02%	79,260	479	2.42%
Junior subordinated debentures	27,852	313	4.51%	27,842	316	4.55%
Total interest bearing liabilities	$1,026,756	$2,846	1.11%	$686,212	$1,647	0.96%

Non-interest bearing liabilities:
Demand deposits	222,558			140,493
Other liabilities	3,736			4,364
Total non-interest bearing liabilities	226,294			144,857
Stockholders' equity	147,766			66,633
Total Liabilities and Stockholders' Equity	$1,400,816			$897,702

Net Interest Income and Margin(5)		11,214	3.43%		7,056	3.29%
Tax-equivalent basis adjustment		(229)			(161)
Net Interest Income		$10,985			$6,895

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full taxable equivalent basis, using an effective tax rate of 21% in 2018 and 39% in 2017 and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4) Loans outstanding include non-accrual loans.
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

Net interest income on a fully tax equivalent basis increased $4.2 million, or 58.9%, to $11.2 million for the second quarter of 2018, as compared to $7.1 million for the same period in 2017. The increase in net interest income was largely due to a $452.6 million, or 52.7%, increase in average interest earning assets, principally loans receivable, which increased $372.6 million, or 50.4%. The net interest margin increased by 14 basis points to 3.43% for the second quarter of 2018, as compared to the same period in 2017. These increases were largely attributable to the merger with Community Bank.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $5.4 million, or 61.6%, to $14.1 million for the quarter ended June 30, 2018, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $452.6 million for the quarter ended June 30, 2018, as compared to the same period in 2017. The average yield increased 24 basis points to 4.30% for the quarter ended June 30, 2018, as compared to 4.06% for the same period last year.

Our total interest income earned on loans receivable increased $4.7 million, or 59.5%, to $12.6 million for the second quarter of 2018, as compared to the same period in 2017.  The increase was primarily driven by an increase in average balance of loans receivable of $372.6 million, or 50.4%, for the three months ended June 30, 2018, as compared to the same period last year. The average yield increased 26 basis points to 4.53% for the quarter ended June 30, 2018, as compared to 4.27% for the same period last year. The increases in average yield was largely driven by purchase accounting accretion resulting from the merger with Community. The average yield excluding purchase accounting accretion increased 15 basis points to 4.42% for the quarter ended June 30, 2018, as compared to 4.27% for the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $661 thousand, to $1.5 million for the quarter ended June 30, 2018 from $821 thousand for the same period in 2017.  The increase in interest income earned on securities was mainly due to a 70.2% increase on the average balance. The average yield for the quarter ended June 30, 2018 increased eighteen basis points to 3.11% as compared to the same period in 2017.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $10 thousand to $16 thousand for the second quarter of 2018 as compared to the same period last year.  The average balances in other interest-earning assets increased $1.1 million to $8.2 million in the second quarter of 2018 from $7.1 million during the second quarter a year earlier.  The average yield for the quarter ended June 30, 2018 increased 44 basis point to 0.78% as compared to 0.34% in the same period in 2017 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended June 30, 2018 increased $1.2 million, or 72.8%, to $2.8 million from $1.6 million for the same period in 2017.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $340.5 million, or 49.6%, to $1.0 billion for the second quarter of 2018 from $686.2 million for the same period in 2017. The average rate for the quarter ended June 30, 2018 increased fifteen basis points to 1.11% as compared to 0.96% for the same period last year.

Our interest expense on deposits increased $807 thousand, or 94.7%, for the quarter ended June 30, 2018, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $246.0 million during the second quarter of 2018, as compared to the same period in 2017. The average rate increased 22 basis points to 0.81% for the quarter ended June 30, 2018, as compared to 0.59% for the same period last year.  The average rate excluding purchase accounting accretion increased 17 basis points to 0.76% for the quarter ended June 30, 2018, as compared to 0.59% for the same period last year.

Our interest expense on borrowed funds increased $395 thousand, or 82.5%, for the quarter ended June 30, 2018, as compared to the same period last year.  The increase was largely attributed to a $94.6 million increase in the average balance of borrowed funds during the second quarter of 2018, as compared to the same period in 2017. The increase was partially offset by a 40 basis point decrease in the average rate to 2.02% as compared to 2.42% in the same period in 2017.

Our interest expense on all of the Company`s subordinated debt decreased $3 thousand, or 0.90%, for the quarter ended June 30, 2018, as compared to the same period last year. The decrease was mainly attributed to a four basis points decrease in average rate to 4.51% for the quarter ended June 30, 2018, as compared to 4.55 % for the same period last year.

Provision for Loan Losses – Provision for loan losses increased $18 thousand to $398 thousand for the second quarter of 2018, as compared to $380 thousand for the same period in 2017.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $1.1 million, or 58.5%, to $2.9 million for the second quarter of 2018, as compared to the same period last year. The increase was principally due to growth of $696 thousand in insurance commissions and fees relating to SB One Insurance Agency.

Non-Interest Expense – Our non-interest expenses increased $3.1 million, or 46.8%, to $9.6 million for the second quarter of 2018, as compared to the same period last year. The increase was largely attributed to the growth in the Company resulting from the merger with Community and additional staffing to support growth. The increase in non-interest expenses occurred largely in salaries and employee benefits of $1.7 million, data processing of $418 thousand, occupancy of $271 thousand, advertising and promotion of $196 thousand, other expenses of $105 thousand and professional fees of $92 thousand. During the second quarter of 2018, the Company incurred costs not expected to reoccur related to a name change, rebranding and additional advertising of approximately $212 thousand, operating costs associated with the merger with Community and non-recurring operating costs of approximately $255 thousand and a $180 thousand increase in SB One Insurance Agency salary and employee benefits principally associated with higher insurance commissions and fee income.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, increased $293 thousand, or 48.6% to $896 thousand for the second quarter of 2018, as compared to the same period last year. The Company’s effective tax rate for the second quarter of 2018 was 23.1%, as compared to 33.4% for the second quarter of 2017. The decrease in the Company’s tax rate was largely due to the Tax Cuts and Jobs Act enacted in December 2017 which reduced the federal corporate income tax rate to 21% and the merger with Community which resulted in the Company’s tax free income becoming a larger percentage of its overall income.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new Bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. The Company is still evaluating the change in income tax expense for 2018. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax. As a result, the Company anticipates an increase in New Jersey state income tax expenses in 2019.

COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Overview – For the six months ended June 30, 2018, the Company reported net income of $4.3 million, or $0.55 per basic and diluted share, or a 33.7% increase, as compared to net income of $3.2 million, or $0.68 per basic and $0.67 per diluted share, for the same period last year. The changes in net income were largely attributed to the growth in the Company resulting from the merger with Community, double digit loan growth, and a 51% increase in SB One Insurance Agency's pretax income, partially offset by rebranding of the Company and its subsidiaries and additional staffing to support growth. The increase in net income for the six months ended June 30, 2018 was largely due to increases in net interest income of $8.1 million and non-interest income of $1.4 million, which were partially offset by an increase in non-interest expenses of $8.7 million. The increase in non-interest expenses were largely due to the merger with Community. Expenses related to the Community Merger and salaries and employee benefits increased $3.3 million and $3.2 million, respectively.
The Company’s net income, adjusted for tax effected expenses related to the Community Merger of $2.7 million and non-recurring rebranding expenses of $152 thousand, respectively, increased $3.5 million, or 98.1%, to $7.1 million, or $0.91 per diluted share, for the six months ended June 30, 2018, as compared to the same period last year. The Company’s return on average assets for the six months ended June 30, 2018, was 0.63%. The Company's return on average assets adjusted for tax effected expenses related to the Community Merger and non-recurring rebranding expenses, for the six months ended June 30, 2018, was 1.04%, an increase from 0.82% for the six months ended June 30, 2017.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2018 and 2017:
໿

	Six Months Ended June 30,
(Dollars in thousands)	2018			2017
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$59,883	$1,253	4.22%	$46,663	$947	4.09%
Taxable	123,635	1,540	2.51%	64,628	685	2.14%
Total securities	183,518	2,793	3.07%	111,291	1,632	2.96%
Total loans receivable (1) (4)	1,088,238	24,462	4.53%	720,954	15,474	4.33%
Other interest-earning assets	10,576	46	0.88%	10,009	22	0.44%
Total earning assets	$1,282,332	$27,301	4.29%	$842,254	$17,128	4.10%

Non-interest earning assets	96,349			43,218
Allowance for loan losses	(7,792)			(6,840)
Total Assets	$1,370,889			$878,632

Sources of Funds:
Interest bearing deposits:
NOW	$254,884	$745	0.59%	$179,741	$249	0.28%
Money market	94,016	535	1.15%	87,582	350	0.81%
Savings	221,005	268	0.24%	138,074	143	0.21%
Time	264,189	1,569	1.20%	161,951	827	1.03%
Total interest bearing deposits	834,094	3,117	0.75%	567,348	1,569	0.56%
Borrowed funds	143,034	1,380	1.95%	82,571	960	2.34%
Junior subordinated debentures	27,851	628	4.55%	27,841	637	4.61%
Total interest bearing liabilities	$1,004,979	$5,125	1.03%	$677,760	$3,166	0.94%

Non-interest bearing liabilities:
Demand deposits	215,665			132,785
Other liabilities	4,418			3,978
Total non-interest bearing liabilities	220,083			136,763
Stockholders' equity	145,827			64,109
Total Liabilities and Stockholders' Equity	$1,370,889			$878,632

Net Interest Income and Margin(5)		22,176	3.49%		13,962	3.34%
Tax-equivalent basis adjustment		(423)			(318)
Net Interest Income		$21,753			$13,644

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full taxable equivalent basis, using an effective tax rate of 21% in 2018 and 39% in 2017 and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4) Loans outstanding include non-accrual loans.
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

Net interest income on a fully tax equivalent basis increased $8.2 million, or 58.8%, to $22.2 million for the first six months of 2018 as compared to $14.0 million for the same period in 2017. The increase in net interest income was largely due to a $440.1 million, or 52.3%, increase in average interest earning assets, principally loans receivable, which increased $367.3 million, or 50.9%. The net interest margin increased by 15 basis points to 3.49% for the first six months of 2018, as compared to the same period in 2017. These increases were largely attributable to the merger with Community.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $10.2 million, or 59.4%, to $27.3 million for the six months ended June 30, 2018, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $440.1 million for the six months ended June 30, 2018, as compared to the same period in 2017. The average yield increased nineteen basis points to 4.29% for the six months ended June 30, 2018, as compared to 4.10% for the same period last year.

Our total interest income earned on loans receivable increased $9.0 million, or 58.1%, to $24.5 million for the first six months of 2018, as compared to the same period in 2017.  The increase was primarily driven by an increase in average balance of loans receivable of $367.3 million, or 50.9%, for the six months ended June 30, 2018, as compared to the same period last year. The average yield increased 20 basis points to 4.53% for the six months ended June 30, 2018, as compared to 4.33% for the same period last year. The increases in average yield was largely driven by purchase accounting accretion resulting from the merger with Community. The average yield excluding purchase accounting accretion increased 9 basis points to 4.42% for the six months ended June 30, 2018, as compared to 4.33% for the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $1.2 million, to $2.8 million for the six months ended June 30, 2018 from $1.6 million for the same period in 2017.  The increase in interest income earned on securities was mainly due to a 64.9% increase on the average balance. The average yield for the six months ended June 30, 2018 increased eleven basis points to 3.07% as compared to the same period in 2017.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $24 thousand to $46 thousand for the first six months of 2018 as compared to the same period last year.  The average balances in other interest-earning assets increased $567 thousand to $10.6 million in the first six months of 2018 from $10.0 million during the first six months a year earlier.  The average yield for the first six months of 2018 increased 44 basis points to 0.88% as compared to 0.44% in the same period in 2017 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the six months ended June 30, 2018 increased $2.0 million, or 61.9%, to $5.1 million from $3.2 million for the same period in 2017.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $327.2 million, or 48.3%, to $1.0 billion for the first six months of 2018 from $677.8 million for the same period in 2017. The average rate for the six months ended June 30, 2018 increased nine basis points to 1.03% as compared to 0.94% for the same period last year.

Our interest expense on deposits increased $1.5 million, or 98.7%, for the six months ended June 30, 2018, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $266.7 million during the first six months of 2018, as compared to the same period in 2017. The average rate increased 19 basis points to 0.75% for the six months ended June 30, 2018, as compared to 0.56% for the same period last year.  The average rate excluding purchase accounting accretion increased 14 basis points to 0.70% for the six months ended June 30, 2018, as compared to 0.56% for the same period last year.

Our interest expense on borrowed funds increased $420 thousand, or 43.8%, for the six months ended June 30, 2018, as compared to the same period last year.  The increase was largely attributed to a $60.5 million increase in the average balance of borrowed funds during the first six months of 2018, as compared to the same period in 2017. The increase was partially offset by a 39 basis point decrease in the average rate to 1.95% as compared to 2.34% in the same period in 2017.

Our interest expense on all of the Company`s subordinated debt decreased $9 thousand, or 1.4%, for the six months ended June 30, 2018, as compared to the same period last year. The decrease was mainly attributed to a six basis points decrease in average rate to 4.55% for the six months ended June 30, 2018, as compared to 4.61% for the same period last year.

Provision for Loan Losses – Provision for loan losses increased $119 thousand to $906 thousand for the first six months of 2018, as compared to $787 thousand for the same period in 2017.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $1.4 million, or 33.6%, to $5.7 million for the first six months of 2018 as compared to the same period last year. The increase was principally due to growth of $844 thousand in insurance commissions and fees related to SB One Insurance Agency, an increase of $248 thousand in other income and an increase of $139 thousand in bank owned life insurance.

Non-Interest Expense – Our non-interest expenses increased $8.7 million, or 69.4%, to $21.2 million for the first six months of 2018 as compared to the same period last year. The increase was largely attributed to the growth in the Company resulting from the merger with Community and additional staffing to support growth. The increase in non-interest expenses occurred largely in merger related expenses of $3.3 million, salaries and employee benefits of $3.2 million, data processing of $652 thousand, occupancy of $373 thousand, advertising and promotion of $146 thousand and professional fees of $144 thousand.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, decreased $323 thousand, or 22.5% to $1.1 million for the first six months of 2018, as compared to the same period last year. The Company’s effective tax rate for the first six months of 2018 was 20.5%, as compared to 30.9% for the first six months of 2017. The decrease in the Company’s tax rate was largely due to the Tax Cuts and Jobs Act enacted in December 2017 which reduced the federal corporate income tax rate to 21% and the merger with Community which resulted in the Company’s tax free income becoming a larger percentage of its overall income.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new Bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. The Company is still evaluating the change in income tax expense for 2018. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax. As a result, the Company anticipates an increase in New Jersey state income tax expenses in 2019.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 TO DECEMBER 31, 2017

Total Assets – At June 30, 2018, our total assets were $1.4 billion, an increase of $457.9 million, or 46.8%, as compared to total assets of $979.4 million at December 31, 2017. The increase was largely attributable to $366 million in assets through the merger with Community.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $7.3 million to $18.9 million at June 30, 2018, or 1.3% of total assets, from $11.6 million, or 1.2% of total assets, at December 31, 2017

Securities Portfolio – At June 30, 2018, the securities portfolio, which includes available for sale and held to maturity securities, was $179.9 million, compared to $104.0 million at December 31, 2017. Available for sale securities were $174.5 million at June 30, 2018, compared to $98.7 million at December 31, 2017. The Company liquidated the securities portfolio acquired as part of the Community Merger because it did match its strategic objectives. The proceeds from the liquidation were subsequently used to purchase securities within sectors that conformed to the Company’s objectives for profitability and liquidity. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $5.4 million at June 30, 2018 and $5.3 million at December 31, 2017.

Net unrealized losses in the available for sale securities portfolio were $2.1 million at June 30, 2018 as compared to a net unrealized gain of $449 thousand at December 31, 2017.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further details of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 – Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of June 30, 2018 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments, which consisted primarily of FHLB stock, increased $5.1 million to $10.1 million at June 30, 2018 as compared to $4.9 million at December 31, 2017. We also held $200 thousand in time deposits with other financial institutions at June 30, 2018, as compared to $100 thousand at December 31, 2017.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $315.8 million, or 38.5%, to $1.1 billion at June 30, 2018, as compared to $820.7 million at December 31, 2017. The merger with

Community resulted in an increase in total loans of $236.1 million. During the six months ended June 30, 2018, the Company also had $66.8 million of commercial loan production, which was partly offset by $26.4 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial and industrial loans	$62,418	$54,759
Construction	62,135	42,484
Commercial real estate	687,810	551,445
Residential real estate	322,983	171,844
Consumer and other	2,205	1,130
Total gross loans	$1,137,551	$821,662

Loan and Asset Quality – The ratio of non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets increased to 1.66% at June 30, 2018 from 0.94% at December 31, 2017. NPAs exclude $3.6 million of purchased credit-impaired (“PCI”) loans acquired through the merger with Community. NPAs increased $14.6 million to $23.8 million at June 30, 2018, as compared to $9.2 million at December 31, 2017. Non-accrual loans, excluding $3.6 million of PCI loans, increased $12.6 million, or 209.0%, to $18.6 million at June 30, 2018, as compared to $6.0 million at December 31, 2017. The increase in non-accrual loans was largely attributed to two commercial real estate loans totaling $9.0 million, $1.5 million loans acquired from Community not classified as PCI, and 7 consumer loans totaling $2.1 million. Loans past due 30 to 89 days totaled $2.9 million at June 30, 2018, representing an decrease of $3.6 million, or 55.8%, as compared to $6.5 million at December 31, 2017.

We continue to actively market our foreclosed real estate properties, which increased $1.1 million to $3.4 million at June 30, 2018 as compared to $2.3 million at December 31, 2017. At June 30, 2018, the Company’s foreclosed real estate properties had an average carrying value of approximately $263 thousand per property.

The allowance for loan losses increased $929 thousand, or 12.7%, to $8.3 million, or 0.73% of total loans, at June 30, 2018, compared to $7.3 million, or 0.89% of total loans, at December 31, 2017. The decline in allowance coverage was primarily driven by the addition of Community acquired loans with no allowance for loan losses; such loans were recorded at fair value at the acquisition date. At June 30, 2018, the percentage of allowance for loan losses to total loans, excluding Community acquired loans, was 0.90%. The Company recorded $906 thousand in provision for loan losses for the six months ended June 30, 2018 as compared to $787 thousand for the six months ended June 30, 2017. Additionally, the Company recorded net recoveries of $23 thousand for the six months ended June 30, 2018, as compared to $318 thousand in net charge-offs for the six months ended June 30, 2017. The allowance for loan losses as a percentage of non-accrual loans decreased to 44.4% at June 30, 2018 from 121.8% at December 31, 2017.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans	$18,601	$6,020
Non-accrual loans to total loans	1.64%	0.73%
NPAs	$23,799	$9,227
NPAs to total assets	1.66%	0.94%
Allowance for loan losses as a % of non-accrual loans	44.43%	121.84%
Allowance for loan losses to total loans	0.73%	0.89%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $17.9 million and $6.8 million at June 30. 2018 and December 31, 2017, respectively.  The Company also had PCI loans from the merger with Community with a carrying value of $3.6 million at June 30, 2018. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.8 million and $932 thousand at June 30, 2018 and December 31, 2017, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2018, we had two loan relationships comprised of two loans totaling $1.2 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At June 30, 2018, the total allowance for loan losses increased $929 thousand, or 12.7%, to $8.3 million, or 0.73% of total loans, compared to $7.3 million, or 0.89% of total loans, at December 31, 2017. The decline in allowance coverage was primarily driven by the addition of Community acquired loans with no allowance for loan losses; such loans were recorded at fair value at the acquisition date. The Company recorded $906 thousand in provision for loan losses for the six months ended June 30, 2018 as compared to $787 thousand for the six months ended June 30, 2017. Additionally, the Company recorded net recoveries of $23 thousand for the six months ended June 30, 2018, as compared to $318 thousand in net charge-offs for the six months ended June 30, 2017. The allowance for loan losses as a percentage of non-accrual loans decreased to 44.4% at June 30, 2018 from 121.8% at December 31, 2017.

 The table below presents information regarding our provision and allowance for loan losses for the six months ended June 30, 2018 and 2017:
໿

(Dollars in thousands)	June 30, 2018	June 30, 2017
Balance, beginning of period	$7,335	$6,696
Provision	906	787
Charge-offs	(75)	(334)
Recoveries	98	16
Balance, end of period	$8,264	$7,165

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$440	6.4%	$208	6.7%
Construction	402	5.3%	336	5.2%
Commercial real estate	5,489	68.5%	5,185	67.1%
Residential real estate	1,138	19.7%	1,032	20.9%
Consumer and other loans	27	0.1%	26	0.1%
Unallocated	768	—%	548	—%
Total	$8,264	100.0%	$7,335	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $30.4 million at June 30, 2018 and $22.1 million at December 31, 2017. The increase of $8.3 million is largely due to the merger with Community.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2018 we had recorded goodwill totaling $24.8 million as compared to $2.8 million at December 31, 2017. The increase in our goodwill primarily resulted from the merger with Community in the recorded amount of $22.0 million. Additionally, our recorded goodwill includes the acquisition of Tri-State in 2001 and the 2006 acquisition of deposits.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We recorded a core deposit intangible of $1.3 million for the Community acquisition. For the period ended June 30, 2018, we amortized $121 thousand in core deposit intangible. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of the reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $299.1 million, or 39.2%, to $1.1 billion at June 30, 2018, from $762.5 million at December 31, 2017. The merger with Community resulted in an increase in total deposits of $300.2 million. The growth in deposits was mostly due to an increase in interest bearing deposits of $212.4 million, or 34.5%, and non-interest bearing deposits of $86.7 million, or 59.3%, at June 30, 2018, as compared to December 31, 2017, respectively.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $187.9 million and $90.4 million in borrowings at the FHLB, at a weighted average interest rate of 2.06% and 1.61% at June 30, 2018 and December 31, 2017, respectively.  The long-term borrowings at June 30, 2018 consisted of $25.0 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2018 was 3.78%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $148.8 million, an increase of $54.6 million when compared to December 31, 2017, largely due to the merger with Community. The Company completed the merger with Community on January 4, 2018 which was the primary driver in an increase in book value per common share of 20.4% from $15.59 at December 31, 2017 to $18.77 at June 30, 2018. At June 30, 2018, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.62%, 12.87%, 13.60% and 12.87%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2018, total deposits amounted to $1.1 billion, an increase of $299.1 million, or 39.2%, from December 31, 2017. At June 30, 2018 and December 31, 2017, borrowings from the FHLB and subordinated debentures totaled $215.8 million and $118.2 million, respectively, and represented 15.0% and 12.1% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at June 30, 2018, amounted to $1.1 billion, an increase of $315.8 million, or 38.5%, compared to December 31, 2017.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2018, the total of such assets amounted to $18.9 million, or 1.3%, of total assets, compared to $11.6 million, or 1.2% of total assets at December 31, 2017. Another significant liquidity source is our available for sale securities portfolio.  At June 30, 2018, available for sale securities amounted to $174.5 million, compared to $98.7 million at December 31, 2017.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $168.0 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers' Bank (“ACBB”) at June 30, 2018. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At June 30, 2018, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 12.87%, 13.60% and 12.87%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of June 30, 2018, the Bank had a leverage ratio of 10.62%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i)

CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of June 30, 2018, the Bank had a capital conservation buffer of 5.60%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At June 30, 2018, these unused commitments totaled $199.6 million and consisted of $86.5 million in commitments to grant commercial real estate, construction and land development loans, $40.1 million in home equity lines of credit, $71.3 million in other unused commitments and $1.7 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

During the second quarter of 2018, the Company entered into two interest rate swap agreements with notional amounts totaling $40 million, of which all are designated as cash flow hedges. The Company entered into $20.0 million in two different forward starting interest rate swap agreements coinciding with the maturity of two FHLB advances over 36 and 48 months both beginning on September 15, 2018. The forward interest rate swap with a 3 year term has a fixed rate of 2.89% and the forward interest rate swap with a 4 year term has a fixed rate of 2.90%.

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

There were no sales by us of unregistered securities during the three months ended June 30, 2018.

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

2.2
Agreement and Plan of Merger, dated as of June 19, 2018, by and between SB One Bancorp, SB One Bank and Enterprise Bank N.J. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on June 20, 2018).

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
101
Financial statements from the Quarterly Report on Form 10-Q of SB One Bancorp for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: August 9, 2018		SB ONE BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)