Form 10-Q
period 2018-09-30
SB ONE BANCORP
filed 2018-11-08
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

As of November 2, 2018 there were 7,959,489 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$8,394	$3,270
Interest-bearing deposits with other banks	6,316	8,376
Cash and cash equivalents	14,710	11,646

Interest bearing time deposits with other banks	200	100
Securities available for sale, at fair value	172,658	98,730
Securities held to maturity, at amortized cost (fair value of $4,963 and $5,430 at September 30, 2018 and December 31, 2017, respectively)	4,889	5,304
Other Bank Stock, at cost	8,804	4,925

Loans receivable, net of unearned income	1,171,738	820,700
Less: allowance for loan losses	8,594	7,335
Net loans receivable	1,163,144	813,365
Foreclosed real estate	2,657	2,275
Premises and equipment, net	18,520	8,389
Accrued interest receivable	5,323	2,472
Goodwill and intangibles	25,987	2,820
Bank-owned life insurance	30,580	22,054
Other assets	12,170	7,303

Total Assets	$1,459,642	$979,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$231,846	$146,167
Interest bearing	882,800	616,324
Total deposits	1,114,646	762,491
Short-term borrowings	139,900	55,350
Long-term borrowings	20,000	35,000
Accrued interest payable and other liabilities	6,018	4,501
Subordinated debentures	27,856	27,848

Total Liabilities	1,308,420	885,190

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 7,959,489 and 6,040,564 shares issued and 7,959,489 and 6,040,564 shares outstanding at September 30, 2018 and December 31, 2017, respectively	117,724	65,274
Deferred compensation obligation under Rabbi Trust	1,611	1,399
Retained earnings	33,436	27,532
Accumulated other comprehensive income	62	1,387
Stock held by Rabbi Trust	(1,611)	(1,399)

Total Stockholders' Equity	151,222	94,193

Total Liabilities and Stockholders' Equity	$1,459,642	$979,383
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2018	2017	2018	2017
INTEREST INCOME
Loans receivable, including fees	$13,009	$8,556	$37,471	$24,030
Securities:
Taxable	936	379	2,476	1,064
Tax-exempt	442	314	1,272	943
Interest bearing deposits	23	6	69	28
Total Interest Income	14,410	9,255	41,288	26,065
INTEREST EXPENSE
Deposits	2,156	963	5,273	2,532
Borrowings	943	398	2,323	1,358
Subordinated debentures	318	320	946	957
Total Interest Expense	3,417	1,681	8,542	4,847
Net Interest Income	10,993	7,574	32,746	21,218
PROVISION FOR LOAN LOSSES	321	340	1,227	1,127
Net Interest Income after Provision for Loan Losses	10,672	7,234	31,519	20,091
OTHER INCOME
Service fees on deposit accounts	320	274	959	812
ATM and debit card fees	254	198	717	578
Bank-owned life insurance	190	144	563	378
Insurance commissions and fees	1,527	1,263	5,261	4,153
Investment brokerage fees	29	9	92	12
Net gain on sales of securities	—	(26)	36	51
Net gain on disposal of premises and equipment	—	—	9	—
Other	198	167	619	340
Total Other Income	2,518	2,029	8,256	6,324
OTHER EXPENSES
Salaries and employee benefits	5,033	3,755	15,502	10,990
Occupancy, net	757	462	2,086	1,418
Data processing	710	565	2,440	1,643
Furniture and equipment	286	231	893	705
Advertising and promotion	147	64	488	259
Professional fees	383	303	1,002	778
Director fees	121	94	410	290
FDIC assessment	183	49	393	193
Insurance	35	70	182	202
Stationary and supplies	59	42	205	118
Merger-related expenses	605	1	4,344	482
Loan collection costs	53	23	203	75
Net expenses and write-downs related to foreclosed real estate	20	221	228	298
Amortization of intangible assets	61	—	182	—
Other	510	414	1,579	1,346
Total Other Expenses	8,963	6,294	30,137	18,797
Income before Income Taxes	4,227	2,969	9,638	7,618
EXPENSE FOR INCOME TAXES	957	1,006	2,068	2,440
Net Income	3,270	1,963	7,570	5,178
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available for sale securities arising during the period	(1,383)	(10)	(3,903)	1,810
Fair value adjustments on derivatives	779	(63)	2,214	(478)
Reclassification adjustment for net (gain) on securities transactions included in net income	—	26	(36)	(51)
Income tax related to items of other comprehensive (loss) income	106	18	400	(513)
Other comprehensive (loss) income, net of income taxes	(498)	(29)	(1,325)	768
Comprehensive income	$2,772	$1,934	$6,245	$5,946
EARNINGS PER SHARE
Basic	$0.42	$0.33	$0.97	$1.00
Diluted	$0.41	$0.33	$0.96	$1.00
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2018 and 2017
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Total Stockholders' Equity

Balance December 31, 2016	4,741,068	$36,538	1,383	$23,291	$243	(1,383)	$60,072
Net income	—	—	—	5,178	—	—	5,178
Other comprehensive income	—	—	—	—	768	—	768
Funding of Supplemental Director Retirement Plan	—	—	(12)			12	—
Net proceeds of capital raise	1,249,999	28,238	—	—	—	—	28,238
Restricted stock granted	53,170	—	—	—	—	—	—
Restricted stock forfeited	(4,057)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	528	—	—	—	—	528
Dividends declared on common stock ($0.10 per share)	—	—	—	(840)	—	—	(840)
Balance September 30, 2017	6,040,180	$65,304	$1,371	$27,629	$1,011	$(1,371)	$93,944

Balance December 31, 2017	6,040,564	$65,274	1,399	$27,532	$1,387	(1,399)	$94,193
Net income	—	—	—	7,570	—		7,570
Other comprehensive loss	—	—	—	—	(1,325)	—	(1,325)
Shares issued in merger	1,873,028	51,883	—	—	—	—	51,883
Funding of Supplemental Director Retirement Plan	—	—	212	—	—	(212)	—
Restricted stock granted	50,045	—	—	—	—		—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	567	—	—	—		567
Dividends declared on common stock ($0.135 per share)	—	—	—	(1,666)	—		(1,666)
Balance September 30, 2018	7,959,489	$117,724	$1,611	$33,436	$62	$(1,611)	$151,222
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$7,570	$5,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,227	1,127
Depreciation and amortization	1,366	799
Net amortization of securities premiums and discounts	1,577	1,265
Amortization of subordinated debt issuance costs	8	6
Net realized gain on sale of securities	(36)	(51)
Net realized loss on disposal of premises and equipment	(9)	—
Net realized gain on sale of foreclosed real estate	(18)	(13)
Write-downs of and provisions for foreclosed real estate	176	236
Deferred income tax expense (benefit)	457	(546)
Earnings on bank-owned life insurance	(563)	(378)
Compensation expense for stock options and stock awards	567	528
(Increase) decrease in assets:
Accrued interest receivable	(2,027)	(504)
Other assets	(1,121)	217
Increase (decrease) in accrued interest payable and other liabilities	918	284
Net Cash Provided by Operating Activities	10,092	8,148
Cash Flows from Investing Activities
Net cash acquired in acquisition	6,693	—
Securities available for sale:
Purchases	(91,170)	(50,161)
Sales	80,496	31,790
Maturities, calls and principal repayments	7,205	6,569
Securities held to maturity:
Purchases	(616)	(1,000)
Maturities, calls and principal repayments	1,000	4,523
Net increase in loans	(114,936)	(100,500)
Proceeds from the sale of foreclosed real estate	836	617
Purchases of bank premises and equipment	(747)	(190)
Proceeds from the sale of premises and equipment	53	—
Purchase of bank owned life insurance	—	(5,000)
Net increase in Federal Home Loan Bank stock	(2,724)	25
Net Cash Used in Investing Activities	(113,910)	(113,327)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	50,998	81,007
Net increase in short-term borrowed funds	72,550	3,905
Repayment of long-term borrowings	(15,000)	(11,000)
Net proceeds from capital raise	—	28,238
Dividends paid	(1,666)	(840)
Net Cash Provided by Financing Activities	106,882	101,310
Net increase (decrease) in Cash and Cash Equivalents	3,064	(3,869)
Cash and Cash Equivalents - Beginning	11,646	14,638
Cash and Cash Equivalents - Ending	$14,710	$10,769

Supplementary Cash Flows Information
Interest paid	$8,141	$4,810
Income taxes paid	$2,601	$2,695

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$—	$312
Other real estate owned transferred from fixed assets	$—	$437
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10), May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05) and September 2017 (ASU 2017-13), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in Topic 606 are effective for public business entities for annual periods beginning after December 15, 2017. Approximately 83% of the Company’s revenue for the quarter ended September 30, 2018, was comprised of interest income on financial assets, which are explicitly excluded from the scope of Topic 606.  With respect to our non-interest income, management has identified revenue streams within the scope of the guidance, primarily service fees on deposits, ATM and debit card fees and insurance commissions and fees which are discussed below.
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
The Company recognized $959 thousand in income for Service fees on deposit accounts and $5.3 million in insurance commissions and fees for the nine months ended September 30, 2018. The Company currently presents the revenue and associated costs on a gross basis. ASU 2014-09 and related amendments were adopted effective January 1, 2018, using the cumulative effect approach. Under this alternative, the Company applied the new revenue standard only to contracts that were incomplete under legacy U.S. GAAP at the date of initial application and evaluated the cumulative effect of the new standard as a potential adjustment to the opening balance of retained earnings. The Company`s adoption of the ASU on January 1, 2018 did not significantly change the recognition of revenue on the Company's consolidated financial statements and, as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.
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
The Company recognized $717 thousand in ATM and debit card fees for the nine months ended September 30, 2018. ATM and debit card fees are primarily comprised of debit and credit card income (interchange fees), ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through our card payment network. The Company currently presents the revenue and associated costs with debit and credit card income on a net basis. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, agency fee income, and other services. The Company’s performance obligation for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or within one month.
Under Topic 606, a contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which was issued to clarify and correct untended application of the guidance in ASU 2016-02 (Topic 842). The amendments in this ASU affect aspects of the guidance issued in ASU 2016-02 and provide clarification to related topics; such as, 1) Rate implicit in the lease; 2) Reassessment of leases; 3) Transition guidance; and 4) Impairment of net investment in the lease. In July 2018, the FASB also issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which provides guidance related to comparative reporting requirements for initial adoption and separating lease and non-lease components. Currently, entities are required to adopt the new standard utilizing the modified retrospective approach. This amendment provides entities with an additional transition method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Currently, ASU 2016-02, provides a practical expedient to lessees to allow them to not separate non-lease components from lease components; however, it does not provide a similar practical expedient to lessors. This amendment provides a practical expedient to lessors which allows them the option to not separate non-lease components from the associated lease components. However, the Lessor practical expedient is limited to circumstances in which the non-lease components would otherwise be account for under the new revenue guidance (Topic 606). In addition, both of the following conditions must be met: 1) the timing and pattern of transfer are the same for non-lease components and associated lease components 2) the lease component, if accounted for separately, would be classified as an operating lease. An entity that elects the lessor practical expedient is also required to provide certain disclosures. For entities that early adopted Topic 842 the amendments in these ASUs are effective upon issuance. For entities that haven’t adopted Topic 842 the effective date and transition requirement are the same as Topic 842. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects to record an increase in assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments. As such, no final conclusions have been reached regarding the potential impact of adoption on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, at this time the Company does not expect the amendment to have a material impact on its results of operations.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: a) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) The policy for timing of transfers between levels, c) The valuation process for Level 3 fair value measurements, c) For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a)In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; c) Clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: a) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; b) the amount and timing of plan assets expected to be returned to the employer; c) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; d) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; and e) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets. f) For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: a) The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates. b) An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: a) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs more than plan assets; and b) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

NOTE 2 – ACQUISITIONS

On June 20, 2018, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Enterprise Bank N.J. (“Enterprise Bank”) in an all-stock transaction valued at approximately $48.2 million (the “Enterprise Merger”). Subject to the terms of the merger agreement, Enterprise Bank will merge with and into SB One Bank and each outstanding share of Enterprise Bank common stock will be exchanged for 0.4538 shares of the Company’s common stock. The Enterprise Merger is expected to enhance and expand the Company's presence in Union, Middlesex and Essex Counties, New Jersey with the addition of 4 full service branch locations in those counties. The Enterprise Merger has been unanimously approved by the Board of Directors of both companies and is expected to be completed in the fourth quarter of 2018. The consummation of the Enterprise Merger is subject to receipt of the requisite approval of Enterprise Bank’s shareholders, receipt of all required regulatory approvals, and other customary closing conditions.

On January 4, 2018 the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Community Merger”). The Community Merger enhances and expands SB One Bank’s presence in Bergen County, New Jersey with the addition of 3 full service branch locations in that county, which will complement SB One Bank’s existing location in Oradell, New Jersey. Under the terms of the agreement, Community merged with and into SB One Bank, with SB One Bank being the surviving entity and each outstanding share of Community common stock was exchanged for 0.97 shares of SB One Bancorp's common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the Community Merger and paid approximately $2 thousand in cash for fractional shares. Outstanding Community stock options were paid out in cash, by the Company, for a total payment of $140 thousand.

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
Borrowings
The Company acquired borrowings at Community's carrying value of $12.0 million with no fair value adjustment. The remaining maturity of Community's borrowings was less than thirty days at a weighted average cost of funds equivalent to the current market rate for the similar term borrowing type.
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

(Dollars in thousands)	For the Nine Months Ended September 30, 2018
Total revenues (net interest income plus non-interest income)	$41,002
Net Income	7,582
Net earnings applicable to common stockholders	$0.96

Following the closing of the Community Merger on January 4, 2018, the Company reported the results of the combined Company. The Company cannot disaggregate the additional revenue and income before extraordinary items provided by Community since the Company operates as one consolidated entity on its internal systems. The cumulative effect to the Company's net income and net income per share are reported on a consolidated basis for the period ended September 30, 2018.

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of September 30, 2018 and December 31, 2017 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. government agencies	$26,718	$4	$(397)	$26,325
U.S. government-sponsored enterprises	17,490	50	(16)	17,524
State and political subdivisions	60,886	85	(1,348)	59,623
Mortgage-backed securities -
U.S. government-sponsored enterprises	69,055	33	(1,889)	67,199
Corporate Debt	2,000	—	(13)	1,987
	$176,149	$172	$(3,663)	$172,658

December 31, 2017
U.S. government agencies	$18,799	$90	$(28)	$18,861
U.S. government-sponsored enterprises	6,054	8	(1)	6,061
State and political subdivisions	40,470	896	(132)	41,234
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,958	65	(479)	30,544
Corporate Debt	2,000	30	—	2,030
	$98,281	$1,089	$(640)	$98,730

Securities with a carrying value of approximately $2.8 million and $17.3 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,952	4,877
Due after ten years	57,934	56,733
Total bonds and obligations	62,886	61,610
U.S. government agencies	26,718	26,325
U.S. government-sponsored enterprises	17,490	17,524
Mortgage-backed securities:
U.S. government-sponsored enterprises	69,055	67,199
Total available for sale securities	$176,149	$172,658

There were no gross realized gains on sales of securities available for sale and no gross realized losses for the three months ended September 30, 2018. Gross realized gains on sales of securities available for sale were $129 thousand and gross losses were $155 thousand for the three months ended September 30, 2017.

Gross realized gains on sales of securities available for sale were $46 thousand and $294 thousand and gross realized losses were $10 thousand and $243 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Temporarily Impaired Securities
The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
U.S. government agencies	$21,674	$(369)	$1,176	$(28)	$22,850	$(397)
U.S. government-sponsored enterprises	6,042	(16)	—	—	6,042	(16)
State and political subdivisions	43,562	(1,002)	6,993	(346)	50,555	(1,348)
Mortgage-backed securities -
U.S. government-sponsored enterprises	47,659	(1,144)	13,907	(745)	61,566	(1,889)
Corporate Debt	1,987	(13)	—	—	1,987	(13)
Total temporarily impaired securities	$120,924	$(2,544)	$22,076	$(1,119)	$143,000	$(3,663)

December 31, 2017
U.S. government agencies	$5,280	$(28)	$—	$—	$5,280	$(28)
U.S. government-sponsored enterprises	3,469	(1)	—	—	3,469	(1)
State and political subdivisions	5,212	(42)	3,701	(90)	8,913	(132)
Mortgage-backed securities -
U.S. government-sponsored enterprises	8,403	(212)	12,935	(267)	21,338	(479)
Total temporarily impaired securities	$22,364	$(283)	$16,636	$(357)	$39,000	$(640)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2018, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At September 30, 2018 and December 31, 2017, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2018, there were eighteen securities with a fair value of $22.9 million that had an unrealized loss that amounted to $397 thousand.  As of September 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at September 30, 2018 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2017, there were three securities with a fair value of $5.3 million that had an unrealized loss that amounted to $28 thousand.

U.S. Government Sponsored Agencies
At September 30, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our U.S. government sponsored agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2018, there were three securities with a fair value of $6.0 million that had an unrealized loss that amounted to $16 thousand.  As of September 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored agency securities at September 30, 2018, were deemed to be OTTI.

At December 31, 2017, there were two securities with a fair value of $3.5 million that had an unrealized loss that amounted to $1 thousand.

State and Political Subdivisions
At September 30, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At September 30, 2018, there were forty-eight securities with a fair value of $50.6 million that had an unrealized loss that amounted to $1.3 million. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of September 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored agency securities at September 30, 2018, were deemed to be OTTI.

At December 31, 2017, there were nine securities with a fair value of $8.9 million that had an unrealized loss that amounted to $132 thousand.

Mortgage-Backed Securities
At September 30, 2018 and December 31, 2017, the decline in fair value and the unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2018, there were thirty-nine securities with a fair value of $61.6 million that had an unrealized loss that amounted to $1.9 million.  As of September 30, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September 30, 2018 were deemed to be OTTI.

At December 31, 2017, there were sixteen securities with a fair value of $21.3 million that had an unrealized loss that amounted to $479 thousand.

Corporate Debt
At September 30, 2018, there was one security with a fair value of $2.0 million that had an unrealized loss that amounted to $13 thousand. These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates. As of September 30, 2018, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt at September30, 2018, were deemed to be OTTI.

At December 31, 2017, there were no securities with an unrealized loss.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of September 30, 2018 and December 31, 2017 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
State and political subdivisions	$4,889	$80	$(6)	$4,963
December 31, 2017
State and political subdivisions	$5,304	$127	$(1)	$5,430

The amortized cost and carrying value of securities held to maturity at September 30, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,082	$2,094
Due after one year through five years	253	252
Due after five years through ten years	2,027	2,073
Due after ten years	527	544
Total held to maturity securities	$4,889	$4,963

Temporarily Impaired Securities
For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2018, there were three securities with a fair value of $1.3 million that had an unrealized loss of $6 thousand. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2017, there was one security with a fair value of $254 thousand that had an unrealized loss of $1 thousand.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
State and political subdivisions	$1,274	$(6)	$—	$—	$1,274	$(6)
Total temporarily impaired securities	$1,274	$(6)	$—	$—	$1,274	$(6)

December 31, 2017
State and political subdivisions	$254	$(1)	$—	$—	$254	$(1)
Total temporarily impaired securities	$254	$(1)	$—	$—	$254	$(1)

NOTE 4 – LOANS

The composition of net loans receivable at September 30, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017

Commercial and industrial	$64,791	$54,759
Construction	68,185	42,484
Commercial real estate	714,526	551,445
Residential real estate	323,194	171,844
Consumer and other	2,082	1,130
Total loans receivable	1,172,778	821,662
Unearned net loan origination fees	(1,040)	(962)
Allowance for loan losses	(8,594)	(7,335)
Net loans receivable	$1,163,144	$813,365

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $232 thousand and $239 thousand at September 30, 2018 and December 31, 2017, respectively.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $3.7 million at September 30, 2018, which was $10 thousand more than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Nine months ended September 30, 2018
Accretable yield, beginning balance	$—
Acquisition of impaired loans	846
Accretable yield amortized to interest income	(229)
Reclassification from non-accretable difference	—
Accretable yield, ending balance	$617

There were no PCI loans in 2017.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2018 and 2017:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
September 30, 2018
Beginning balance	$440	$402	$5,489	$1,138	$27	$768	$8,264
Charge-offs	—	—	—	—	(8)	—	(8)
Recoveries	—	—	5	11	1	—	17
Provision	127	70	342	6	4	(228)	321
Ending balance	$567	$472	$5,836	$1,155	$24	$540	$8,594

September 30, 2017
Beginning balance	$201	$478	$4,243	$917	$20	$1,306	$7,165
Charge-offs	—	—	—	—	(7)	—	(7)
Recoveries	1	—	1	1	1	—	4
Provision	(31)	(17)	1,105	87	30	(834)	340
Ending balance	$171	$461	$5,349	$1,005	$44	$472	$7,502

Nine Months Ended:
September 30, 2018
Beginning balance	$208	336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	—	(22)	(50)	—	(83)
Recoveries	2	—	11	83	19	—	115
Provision	368	136	640	62	29	(8)	1,227
Ending balance	$567	$472	$5,836	$1,155	$24	$540	$8,594

September 30, 2017
Beginning balance	$110	359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(266)	(42)	(20)	—	(341)
Recoveries	1	—	5	10	4	—	20
Provision	73	102	1,678	138	41	(905)	1,127
Ending balance	$171	$461	$5,349	$1,005	$44	$472	$7,502

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2018 and December 31, 2017 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment (a)	Collectively Evaluated for Impairment
September 30, 2018
Commercial and industrial	$567	$180	$387	$64,791	$291	$64,500
Construction	472	—	472	68,185	—	68,185
Commercial real estate	5,836	39	5,797	714,526	14,616	699,910
Residential real estate	1,155	2	1,153	323,194	3,879	319,315
Consumer and other loans	24	—	24	2,082	—	2,082
Unallocated	540	—	—	—	—	—
Total	$8,594	$221	$7,833	$1,172,778	$18,786	$1,153,992

December 31, 2017
Commercial and industrial	$208	$—	$208	$54,759	$20	$54,739
Construction	336	—	336	42,484	—	42,484
Commercial real estate	5,185	28	5,157	551,445	4,763	546,682
Residential real estate	1,032	10	1,022	171,844	2,064	169,780
Consumer and other loans	26	—	26	1,130	—	1,130
Unallocated	548	—	—	—	—	—
Total	$7,335	$38	$6,749	$821,662	$6,847	$814,815
(a) loans individually evaluated for impairment exclude PCI loans.

An age analysis of loans receivable, which were past due as of September 30, 2018 and December 31, 2017, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2018
Commercial and industrial	$—	$—	$291	$291	$64,500	$64,791	$—
Construction	—	—	—	—	68,185	68,185	—
Commercial real estate	2,693	193	15,199	18,085	696,441	714,526	—
Residential real estate	392	35	4,268	4,695	318,499	323,194	—
Consumer and other	6	20	—	26	2,056	2,082	—
Total	$3,091	$248	$19,758	$23,097	$1,149,681	$1,172,778	$—

December 31, 2017
Commercial and industrial	$—	$—	$20	$20	$54,739	$54,759	$—
Construction	—	—	105	105	42,379	42,484	—
Commercial real estate	4,935	126	4,314	9,374	542,071	551,445	—
Residential real estate	1,304	122	1,581	3,007	168,837	171,844	—
Consumer and other	8	1	—	9	1,121	1,130	—
Total	$6,247	$249	$6,020	$12,515	$809,147	$821,662	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans, excluding PCI loans.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at September 30, 2018 and December 31, 2017 were:
໿

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$291	$20
Construction	—	105
Commercial real estate	15,199	4,314
Residential real estate	4,268	1,581
Total	$19,758	$6,020

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2018 and December 31, 2017: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial and industrial	$64,159	$—	$632	$—	$64,791
Construction	68,185	—	—	—	68,185
Commercial real estate	692,848	3,025	18,653	—	714,526
Residential real estate	315,939	532	6,723	—	323,194
Consumer and other	2,082	—	—	—	2,082
	$1,143,213	$3,557	$26,008	$—	$1,172,778

December 31, 2017
Commercial and industrial	$54,405	$189	$165	$—	$54,759
Construction	42,379	105	—	—	42,484
Commercial real estate	537,636	3,508	10,301	—	551,445
Residential real estate	169,395	228	2,221	—	171,844
Consumer and other	1,130	—	—	—	1,130
	$804,945	$4,030	$12,687	$—	$821,662

The following table reflects information about our impaired loans, excluding PCI loans, by class as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$—	$10	$—	$20	$20	$—
Commercial real estate	14,577	14,578	—	3,834	4,158	—
Residential real estate	3,780	3,780	—	1,844	1,877	—

With an allowance recorded:
Commercial and industrial	291	491	180	—	—	—
Commercial real estate	39	39	39	929	1,392	28
Residential real estate	99	99	2	220	223	10

Total:
Commercial and industrial	291	501	180	20	20	—
Commercial real estate	14,616	14,617	39	4,763	5,550	28
Residential real estate	3,879	3,879	2	2,064	2,100	10
	$18,786	$18,997	$221	$6,847	$7,670	$38

໿

The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$20	$—
Commercial real estate	13,693	9	3,819	8
Residential real estate	3,858	9	1,880	5
Total impaired loans without a related allowance	17,551	18	5,719	13

With an allowance recorded:
Commercial and industrial	240	—	—	—
Commercial real estate	483	—	1,285	—
Residential real estate	50	—	51	—
Total impaired loans with an allowance	773	—	1,336	—
Total impaired loans	$18,324	$18	$7,055	$13

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$8	$—	$20	$—
Construction	21	—	—	—
Commercial real estate	7,716	92	2,848	21
Residential real estate	2,869	39	1,639	14
Total impaired loans without a related allowance	10,614	131	4,507	35

With an allowance recorded:
Commercial and industrial	96	—	3	—
Commercial real estate	1,014	—	1,832	8
Residential real estate	84	—	191	—
Total impaired loans with an allowance	1,194	—	2,026	8
Total impaired loans	$11,808	$131	$6,533	$43

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
September 30, 2018
Performing	$431	$476	$907
Non-performing	1,545	528	2,073
Total	$1,976	$1,004	$2,980

December 31, 2017
Performing	$449	$483	$932
Non-performing	1,594	242	1,836
Total	$2,043	$725	$2,768

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2018, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There were no troubled debt restructuring during the three months ended September 30, 2018 and 2017. There was one troubled debt restructuring in the amount of $514 thousand that occurred during the nine months ended September 30, 2018. There were three troubled debt restructuring in the amount of $637 thousand that occurred during the nine months ended September 30, 2017.

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2018
Residential real estate	1	$514	$306

September 30, 2017
Residential real estate	3	$637	$615

There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended September 30, 2018. There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended September 30, 2017.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2018, we had four foreclosed residential real estate properties with a carrying value of $1.1 million. As of December 31, 2017, we had one foreclosed residential real estate property with a carrying value of $179 thousand. In addition, as of September 30, 2018 and December 31, 2017, respectively, we had consumer loans with a carrying value of $698 thousand and $180 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process. The increases in amounts at September 30, 2018, compared to December 31, 2017, were due to loans acquired in the Community acquisition.

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		7,861,713			5,953,333
Shares held by Rabbi Trust		97,168			92,885
Shares liability under deferred compensation agreement		(97,168)			(92,885)
Basic earnings per share:
Net earnings applicable to common stockholders	$3,270	7,861,713	$0.42	$1,963	5,953,333	$0.33
Effect of dilutive securities:
Unvested stock awards	—	48,736		—	47,372
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$3,270	7,910,449	$0.41	$1,963	6,000,705	$0.33

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		7,821,391			5,158,842
Shares held by Rabbi Trust		97,168			92,885
Shares liability under deferred compensation agreement		(97,168)			(92,885)
Basic earnings per share:
Net earnings applicable to common stockholders	$7,570	7,821,391	$0.97	$5,178	5,158,842	$1.00
Effect of dilutive securities:
Unvested stock awards	—	46,889		—	41,625
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$7,570	7,868,280	$0.96	$5,178	5,200,467	$1.00

໿
There were 29,876 shares of unvested restricted stock awards and options outstanding during the three months ended September 30, 2018 and no shares of unvested restricted stock awards and options outstanding during the three months ended September 30, 2017, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There were 50,045 and 13,972 shares of unvested restricted stock awards and options outstanding during the nine months ended September 30, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized losses on available for sale securities	$(1,383)	$(394)	$(989)	$(10)	$(3)	$(7)
Fair value adjustments on derivatives	779	289	490	(63)	(25)	(38)
Reclassification adjustment for net losses on securities transactions included in net income	—	(1)	1	26	10	16
Total other comprehensive (loss) income	$(604)	$(106)	$(498)	$(47)	$(18)	$(29)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized (loss) gains on available for sale securities	$(3,903)	$(1,081)	$(2,822)	$1,810	$724	$1,086
Fair value adjustments on derivatives	2,214	692	1,522	(478)	(191)	(287)
Reclassification adjustment for net gains on securities transactions included in net income	(36)	(11)	(25)	(51)	(20)	(31)
Total other comprehensive income	$(1,725)	$(400)	$(1,325)	$1,281	$513	$768

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $24.8 million and $2.8 million for the periods ended September 30, 2018 and December 31, 2017, respectively. The increase was due to the merger with Community with total goodwill amounting to $22.0 million. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value, therefore, no write-down of goodwill was required at September 30, 2018. The goodwill related to the merger with Community was not reviewed for impairment at September 30 as the merger took place within the last twelve months.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition. For the period ended September 30, 2018, the Company amortized $182 thousand in core deposit intangible. The estimated future amortization expense for the remainder of 2018 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2018	$61
2019	217
2020	194
2021	169
2022	145
2023	121

NOTE 9 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$10,993	$—	$10,993	$7,574	$—	$7,574
Other income from external sources	967	1,551	2,518	756	1,273	2,029
Depreciation and amortization	455	7	462	255	6	261
Income before income taxes	3,907	320	4,227	2,775	194	2,969
Income tax expense (1)	829	128	957	928	78	1,006
Total assets	1,453,536	6,106	1,459,642	950,661	6,141	956,802

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$32,746	$—	$32,746	$21,218	$—	$21,218
Other income from external sources	2,901	5,355	8,256	2,141	4,183	6,324
Depreciation and amortization	1,347	19	1,366	780	19	799
Income before income taxes	7,809	1,829	9,638	6,424	1,194	7,618
Income tax expense (1)	1,336	732	2,068	1,962	478	2,440
Total assets	1,453,536	6,106	1,459,642	950,661	6,141	956,802
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

Information regarding our stock option plans for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	6.6	$974,712
Options exercisable, end of quarter	36,229	$10.85	6.5	$519,946
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83
໿

During each of the three months ended September 30, 2018 and 2017, we expensed $12 thousand in stock-based compensation under stock option awards.

During the nine months ended September 30, 2018 and 2017, we expensed $36 thousand and $37 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the three and nine months ended September 30, 2018 and 2017. Expected future expense relating to the unvested options outstanding as of September 30, 2018 is $79 thousand over a weighted average period of 1.6 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	85,761	$18.34
Granted	50,045	28.85
Forfeited	(4,148)	17.66
Vested	(33,882)	16.34
Unvested restricted stock, end of period	97,776	$24.44

During the three months ended September 30, 2018 and 2017, we expensed $212 thousand and $168 thousand, respectively, in stock-based compensation under restricted stock awards. During the nine months ended September 30, 2018 and 2017, we expensed $531 thousand and $491 thousand, respectively, in stock-based compensation under restricted stock awards.

At September 30, 2018, unrecognized compensation expense for unvested restricted stock was $1.8 million, which is expected to be recognized over an average period of 2.3 years.

NOTE 11 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of September 30, 2018, we had $1.1 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2018, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial assets measured on a recurring basis by the above pricing observability levels as of September 30, 2018 and December 31, 2017:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2018
U.S. government agencies	$26,325	$—	$26,325	$—
U.S. government-sponsored enterprises	17,524	—	17,524	—
State and political subdivisions	59,623	—	59,623	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	67,199	—	67,199	—
Corporate debt	1,987	—	1,987	—
Derivative instruments
Interest rate swaps	3,665	—	3,665	—

December 31, 2017
U.S. government agencies	$18,861	$—	$18,861	$—
U.S. government-sponsored enterprises	6,061	—	6,061	—
State and political subdivisions	41,234	—	41,234	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,544	—	30,544	—
Corporate debt	2,030	—	2,030	—
Derivative instruments
Interest rate swaps	1,451	—	1,451	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2018
Impaired loans	$333	$—	$—	$333
Foreclosed real estate	418	—	—	418

December 31, 2017
Impaired loans	$1,794	$—	$—	$1,794
Foreclosed real estate	568	—	—	568

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2018
Impaired loans	$333	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.52%)

Foreclosed real estate	418	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2017
Impaired loans	$1,794	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-0.22%)

Foreclosed real estate	568	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2018 and December 31, 2017:

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

Loans Receivable (Carried at Cost): The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At September 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments.

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of impaired loans totaled $333 thousand and $1.8 million at September 30, 2018 and December 31, 2017, respectively.  These balances consist of loans that were written down or required additional reserves during the periods ended September 30, 2018 and December 31, 2017, respectively.

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

The fair values of our financial instruments at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,710	$14,710	$14,710	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	172,658	172,658	—	172,658	—
Securities held to maturity	4,889	4,963	—	4,963	—
Federal Home Loan Bank stock	8,804	8,804	—	8,804	—
Loans receivable, net of allowance	1,163,144	1,110,551	—	—	1,110,551
Accrued interest receivable	5,323	5,323	—	5,323	—
Interest rate swaps	3,665	3,665	—	3,665	—

Financial liabilities:
Non-maturity deposits	842,097	842,097	—	842,097	—
Time deposits	272,549	269,028	—	269,028	—
Short-term borrowings	139,900	139,983	139,983	—	—
Long-term borrowings	20,000	19,652	—	19,652	—
Subordinated debentures	27,856	24,817	—	24,817	—
Accrued interest payable	870	870	—	870	—

	December 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,646	$11,646	$11,646	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	98,730	98,730	—	98,730	—
Securities held to maturity	5,304	5,430	—	5,430	—
Federal Home Loan Bank stock	4,925	4,925	—	4,925	—
Loans receivable, net of allowance	813,365	788,119	—	—	788,119
Accrued interest receivable	2,472	2,472	—	2,472	—
Interest rate swaps	1,451	1,451	—	1,451	—

Financial liabilities:
Non-maturity deposits	563,694	563,694	—	563,694	—
Time deposits	198,797	197,549	—	197,549	—
Short-term borrowings	55,350	55,335	55,335	—	—
Long-term borrowings	35,000	34,761	—	34,761	—
Subordinated debentures	27,848	25,259	—	25,259	—
Accrued interest payable	470	470	—	470	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2018 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  During the nine months ended September 30, 2018, the Company entered into four interest rate swap agreements used to hedge the variable cash outflows associated with two future three month FHLB borrowings totaling $75.0 million, with an effective date of September 15, 2018. Two interest rate swaps mature September 15, 2021 with fixed rates of 2.89% and 2.85%, and the other two mature September 15, 2022 with fixed rates of 2.90% and 2.86%. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the three and nine months ended September 30, 2018 and 2017, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Income and Comprehensive Income at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$1,164	Other Assets	March 15, 2026
December 15, 2016	5,000	409	Other Assets	December 15, 2026
June 15, 2017	6,000	485	Other Assets	June 15, 2027
December 15, 2017	10,000	895	Other Assets	December 15, 2027
December 15, 2017	5,000	431	Other Assets	December 15, 2027
September 15, 2018	20,000	50	Other Assets	September 15, 2021
September 15, 2018	20,000	72	Other Assets	September 15, 2022
September 15, 2018	17,500	65	Other Assets	September 15, 2021
September 15, 2018	17,500	94	Other Assets	September 15, 2022

Total	$113,500	$3,665

	December 31, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$610	Other Assets	March 15, 2026
December 15, 2016	5,000	161	Other Assets	December 15, 2026
June 15, 2017	6,000	170	Other Assets	June 15, 2027
December 15, 2017	10,000	352	Other Assets	December 15, 2027
December 15, 2017	5,000	158	Other Assets	December 15, 2027

Total	$38,500	$1,451

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the three months ended September 30, 2018 and 2017:
໿

	Three Months Ended September 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$84	Not applicable	$—
December 15, 2016	40	Not applicable	—
June 15, 2017	52	Not applicable	—
December 15, 2017	92	Not applicable	—
December 15, 2017	46	Not applicable	—
September 15, 2018	55	Not applicable	—
September 15, 2018	77	Not applicable	—
September 15, 2018	47	Not applicable	—
September 15, 2018	68	Not applicable	—

Total	$561		$—

	Three Months Ended September 30, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(9)	Not applicable	$—
December 15, 2016	(3)	Not applicable	—
June 15, 2017	(3)	Not applicable	—
December 15, 2017	(15)	Not applicable	—
December 15, 2017	(8)	Not applicable	—

Total	$(38)		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$397	Not applicable	$—
December 15, 2016	179	Not applicable	—
June 15, 2017	227	Not applicable	—
December 15, 2017	390	Not applicable	—
December 15, 2017	196	Not applicable	—
September 15, 2018	36	Not applicable	—
September 15, 2018	52	Not applicable	—
September 15, 2018	47	Not applicable	—
September 15, 2018	68	Not applicable	—

Total	$1,592		$—

	Nine Months Ended September 30, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(70)	Not applicable	$—
December 15, 2016	(26)	Not applicable	—
June 15, 2017	(48)	Not applicable	—
December 15, 2017	(95)	Not applicable	—
December 15, 2017	(48)	Not applicable	—

Total	$(287)		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments made on the Company’s variable rate borrowing positions. During the nine months ended September 30, 2018 the Company had $54 thousand of reclassifications to interest income. During the nine months ended September 30, 2017, the Company had $97 thousand of reclassifications to interest expense.

As required under the master netting arrangement with its derivatives counterparty, the Company received financial collateral from its counterparty totaling $2.8 million at September 30, 2018 that was not included as an offsetting amount.

Offsetting derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
(Dollars in thousands)
September 30, 2018
Assets:
Interest Rate Swaps	$3,665	—	$3,665	—	$2,800	$865
Total	$3,665	—	$3,665	—	$2,800	$865

Liabilities:
Interest Rate Swaps	$—	—	$—	—	—	$—
Total	$—	—	$—	—	—	$—

December 31, 2017
Assets:
Interest Rate Swaps	$1,451	—	$1,451	—	$1,200	$251
Total	$1,451	—	$1,451	—	$1,200	$251

Liabilities:
Interest Rate Swaps	—	—	—	—	—	—
Total	—	—	—	—	—	—

NOTE 14 – BORROWINGS

At September 30, 2018, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $287.2 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $287.2 million.  At September 30, 2018, the Bank had the ability to borrow up to $146.2 million at FHLBNY and $10.0 million at ACBB.

At September 30, 2018 and December 31, 2017, the Company had $139.9 million and $55.4 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 2.43% and 1.58%, respectively.  The increase in short term advances at September 30, 2018 as compared to December 31, 2017 was to fund the Company's loan growth. These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

At September 30, 2018 the Company had $20.0 million in long-term fixed rate advances.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2018.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Overview – For the quarter ended September 30, 2018, the Company reported net income of $3.3 million, or $0.42 per basic share and $0.41 per diluted share, for the quarter ended September 30, 2018, an increase of 67%, as compared to $2.0 million, or $0.33 per basic and diluted share, for the same period last year.

The Company’s net income, adjusted for tax effected merger-related expenses of $538 thousand, increased $1.8 million, or 89.5%, to $3.8 million, or $0.48 per diluted share, for the quarter ended September 30, 2018, as compared to the same period last year. The Company’s return on average assets, adjusted for tax effected merger-related expenses, for the quarter ended September 30, 2018, was 1.06%, an increase from 0.86% from the quarter ended September 30, 2017. The following table summarizes net income excluding merger-related expenses for the three months ended September 30, 2018 and 2017:

SUSSEX BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017
Net income (GAAP)	$3,270	$1,963
Merger related expenses net of tax (1)	538	1
S-3 registration filing expenses net of tax (1)	—	45
Net income, as adjusted	$3,808	$2,009
Average diluted shares outstanding (GAAP)	7,910,449	6,000,704
Diluted EPS, as adjusted	$0.48	$0.33
Return on average assets, as adjusted	1.06%	0.86%
Return on average equity, as adjusted	10.10%	8.60%

(1) Merger related expenses net of tax expenses of $67 thousand QTD 2018; S-3 registration filing net of tax expenses of $30 thousand QTD 2017.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2018 and 2017:
໿

	Three Months Ended September 30,
(Dollars in thousands)	2018			2017
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$63,752	$666	4.14%	$45,252	$472	4.14%
Taxable	126,961	936	2.92%	66,235	379	2.27%
Total securities	190,713	1,602	3.33%	111,487	851	3.03%
Total loans receivable (1) (4)	1,152,741	13,009	4.48%	778,809	8,556	4.36%
Other interest-earning assets	10,219	23	0.89%	6,945	6	0.34%
Total earning assets	$1,353,673	$14,634	4.29%	$897,241	$9,413	4.16%

Non-interest earning assets	97,181			46,944
Allowance for loan losses	(8,388)			(7,237)
Total Assets	$1,442,466			$936,948

Sources of Funds:
Interest bearing deposits:
NOW	$257,671	$365	0.56%	$181,631	$150	0.33%
Money market	125,430	538	1.70%	99,547	243	0.97%
Savings	213,152	266	0.50%	137,559	72	0.21%
Time	262,244	987	1.49%	173,553	498	1.14%
Total interest bearing deposits	858,497	2,156	1.00%	592,290	963	0.65%
Borrowed funds	170,168	943	2.20%	74,939	398	2.11%
Junior subordinated debentures	27,854	318	4.53%	27,845	320	4.56%
Total interest bearing liabilities	$1,056,519	$3,417	1.28%	$695,074	$1,681	0.96%

Non-interest bearing liabilities:
Demand deposits	228,993			144,231
Other liabilities	6,081			4,193
Total non-interest bearing liabilities	235,074			148,424
Stockholders' equity	150,873			93,450
Total Liabilities and Stockholders' Equity	$1,442,466			$936,948

Net Interest Income and Margin(5)		11,217	3.29%		7,732	3.42%
Tax-equivalent basis adjustment		(224)			(158)
Net Interest Income		$10,993			$7,574

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

Net interest income on a fully tax equivalent basis increased $3.5 million, or 45.1%, to $11.2 million for the third quarter of 2018, as compared to $7.7 million for the same period in 2017. The increase in net interest income was largely due to a $456.4 million, or 50.9%, increase in average interest earning assets, principally loans receivable, which increased $373.9 million, or 48.0%. However, the net interest margin decreased by 13 basis points to 3.29% for the third quarter of 2018, as compared to the same period in 2017. The decrease was primarily driven by an increase in wholesale funding to support loan growth, and a $130 thousand decrease in prepayment penalties on commercial loans.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $5.2 million, or 55.5%, to $14.6 million for the quarter ended September 30, 2018, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $456.4 million for the quarter ended September 30, 2018, as compared to the same period in 2017. The average yield increased 13 basis points to 4.29% for the quarter ended September 30, 2018, as compared to 4.16% for the same period last year.

Our total interest income earned on loans receivable increased $4.5 million, or 52.0%, to $13.0 million for the third quarter of 2018, as compared to the same period in 2017.  The increase was primarily driven by an increase in average balance of loans receivable of $373.9 million, or 48.0%, for the three months ended September 30, 2018, as compared to the same period last year. The average yield increased 12 basis points to 4.48% for the quarter ended September 30, 2018, as compared to 4.36% for the same period last year. The increases in average yield was largely driven by purchase accounting accretion resulting from the merger with Community.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $751 thousand, to $1.6 million for the quarter ended September 30, 2018 from $851 thousand for the same period in 2017.  The increase in interest income earned on securities was mainly due to a 71.1% increase on the average balance. The average yield for the quarter ended September 30, 2018 increased 30 basis points to 3.33% as compared to the same period in 2017.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $17 thousand to $23 thousand for the third quarter of 2018 as compared to the same period last year.  The average balances in other interest-earning assets increased $3.3 million to $10.2 million in the third quarter of 2018 from $6.9 million during the third quarter a year earlier.  The average yield for the quarter ended September 30, 2018 increased 55 basis point to 0.89% as compared to 0.34% in the same period in 2017 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended September 30, 2018 increased $1.7 million, or 103.3%, to $3.4 million from $1.7 million for the same period in 2017.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $361.4 million, or 52.0%, to $1.1 billion for the third quarter of 2018 from $695.1 million for the same period in 2017. In addition the increase was due to a 32 basis points increase in the average rate to 1.28% for the quarter ended September 30, 2018, as compared to 0.96% for the same period last year.

Our interest expense on deposits increased $1.2 million, or 123.9%, for the quarter ended September 30, 2018, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $266.2 million during the third quarter of 2018, as compared to the same period in 2017. The average rate increased 35 basis points to 1.00% for the quarter ended September 30, 2018, as compared to 0.65% for the same period last year.  The average rate excluding purchase accounting accretion increased 32 basis points to 0.97% for the quarter ended September 30, 2018, as compared to 0.65% for the same period last year.

Our interest expense on borrowed funds increased $545 thousand, or 136.9%, for the quarter ended September 30, 2018, as compared to the same period last year.  The increase was largely attributed to a $95.2 million increase in the average balance of borrowed funds during the third quarter of 2018, as compared to the same period in 2017. The average rate increased nine basis point to 2.20% as compared to 2.11% in the same period in 2017.

Our interest expense on all of the Company`s subordinated debt decreased $2 thousand, or 0.6%, for the quarter ended September 30, 2018, as compared to the same period last year. The decrease was mainly attributed to a three basis points decrease in average rate to 4.53% for the quarter ended September 30, 2018, as compared to 4.56 % for the same period last year.

Provision for Loan Losses – Provision for loan losses decreased $19 thousand to $321 thousand for the third quarter of 2018, as compared to $340 thousand for the same period in 2017.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $489 thousand, or 24.1%, to $2.5 million for the third quarter of 2018, as compared to the same period last year. The increase was largely due to an increase of $264 thousand, or 20.9%, in insurance commissions and fees relating to SB One Insurance Agency. In addition, ATM and debit card fees, service fees on deposit accounts, and bank owned life insurance, increased $56 thousand, $46 thousand, and $46 thousand, respectively.

Non-Interest Expense – Our non-interest expenses increased $2.7 million to $9.0 million for the third quarter of 2018, as compared to the same period last year. Non-interest expenses, adjusted for merger related expenses of $605 thousand, increased $2.1 million to $8.4 million for the third quarter of 2018 as compared to the same period last year. The increase was largely attributed to the growth of the Company resulting from the merger with Community Bank which represented an estimated $1.4 million in non-

interest expenses based on the reported average quarterly non-interest expenses of $2.2 million for the nine months ended September 30, 2017 less approximately 35% in realized projected merger expense savings. The increase in non-interest expenses occurred largely in salaries and employee benefits of $1.3 million, occupancy of $295 thousand, data processing of $145 thousand, which were partially offset by a decrease of $201 thousand in expenses and write-downs related to foreclosed real estate. The merger-related expenses for the third quarter were driven by the announced merger with Enterprise Bank.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, decreased $49 thousand, or 4.9% to $957 thousand for the third quarter of 2018, as compared to the same period last year. The Company’s effective tax rate for the third quarter of 2018 was 22.6%, as compared to 33.9% for the third quarter of 2017. The decrease in the Company’s tax rate was largely due to the Tax Cuts and Jobs Act enacted in December 2017 which reduced the federal corporate income tax rate to 21% and the merger with Community which resulted in the Company’s tax free income becoming a larger percentage of its overall income.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. The Company evaluated the change in income tax expense for the third quarter of 2018 and recorded income tax expense of $7 thousand.

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Overview – For the nine months ended September 30, 2018, the Company reported net income of $7.6 million, or $0.97 per basic and $0.96 per diluted share, or a 46.2% increase, as compared to net income of $5.2 million, or $1.00 per basic and diluted share, for the same period last year. The Company’s net income, adjusted for tax effected merger-related expenses of $3.2 million and non-recurring rebrand expenses of $152 thousand, respectively, increased $5.4 million, or 96.5%, to $10.9 million, or $1.39 per diluted share, for the nine months ended September 20, 2018, as compared to the same period last year. The changes were largely attributed to the growth of the Company resulting from the merger with Community Bank, along with non-interest expense savings, double digit loan growth, the positive impacts from the Tax Cut and Jobs Act and newly enacted New Jersey tax legislation in 2018, and a 53% increase in SB One’s Insurance pretax income. The following table summarizes net income excluding merger-related expenses and other non-recurring expenses for the nine months ended September 30, 2018 and 2017:

SUSSEX BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net income (GAAP)	$7,570	$5,178
Merger related expenses net of tax (1)	3,220	345
Non-recurring rebrand expenses net of tax (2)	152	—
S-3 registration filing expenses net of tax (1)	—	45
Net income, as adjusted	$10,942	$5,568
Average diluted shares outstanding (GAAP)	7,868,280	5,200,466
Diluted EPS, as adjusted	$1.39	$1.07
Return on average assets, as adjusted	1.05%	0.83%
Return on average equity, as adjusted	9.89%	10.03%

(1) Merger related expenses net of tax expenses $1.1 million YTD 2018 and $137 thousand YTD 2017; S-3 registration filing net of tax expenses of $30 thousand in 2017.
(2) Non-recurring rebrand expenses net of tax expense of $54 thousand

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2018 and 2017:
໿

	Nine Months Ended September 30,
(Dollars in thousands)	2018			2017
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$61,187	$1,919	4.19%	$46,188	$1,419	4.11%
Taxable	124,756	2,476	2.65%	65,169	1,064	2.18%
Total securities	185,943	4,395	3.16%	111,357	2,483	2.98%
Total loans receivable (1) (4)	1,109,975	37,471	4.51%	740,451	24,030	4.34%
Other interest-earning assets	10,456	69	0.88%	8,976	28	0.42%
Total earning assets	$1,306,374	$41,935	4.29%	$860,784	$26,541	4.12%

Non-interest earning assets	96,629			44,474
Allowance for loan losses	(7,993)			(6,974)
Total Assets	$1,395,010			$898,284

Sources of Funds:
Interest bearing deposits:
NOW	$255,823	$1,110	0.58%	$180,378	$399	0.30%
Money market	104,603	1,073	1.37%	91,614	593	0.87%
Savings	218,359	534	0.33%	137,901	215	0.21%
Time	263,533	2,556	1.30%	165,861	1,325	1.07%
Total interest bearing deposits	842,318	5,273	0.84%	575,754	2,532	0.59%
Borrowed funds	152,178	2,323	2.04%	79,999	1,358	2.27%
Junior subordinated debentures	27,852	946	4.54%	27,842	957	4.60%
Total interest bearing liabilities	$1,022,348	$8,542	1.12%	$683,595	$4,847	0.95%

Non-interest bearing liabilities:
Demand deposits	220,156			136,642
Other liabilities	4,978			4,050
Total non-interest bearing liabilities	225,134			140,692
Stockholders' equity	147,528			73,997
Total Liabilities and Stockholders' Equity	$1,395,010			$898,284

Net Interest Income and Margin(5)		33,393	3.42%		21,694	3.37%
Tax-equivalent basis adjustment		(647)			(476)
Net Interest Income		$32,746			$21,218

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

Net interest income on a fully tax equivalent basis increased $11.7 million, or 53.9%, to $33.4 million for the first nine months of 2018 as compared to $21.7 million for the same period in 2017. The increase in net interest income was largely due to a $445.6 million, or 51.8%, increase in average interest earning assets, principally loans receivable, which increased $369.5 million, or 49.9%. The net interest margin increased by 5 basis points to 3.42% for the first nine months of 2018, as compared to the same period in 2017. These increases were largely attributable to the merger with Community Bank.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $15.4 million, or 58.0%, to $41.9 million for the nine months ended September 30, 2018, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $445.6 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The average yield increased seventeen basis points to 4.29% for the nine months ended September 30, 2018, as compared to 4.12% for the same period last year.

Our total interest income earned on loans receivable increased $13.4 million, or 55.9%, to $37.5 million for the first nine months of 2018, as compared to the same period in 2017.  The increase was primarily driven by an increase in average balance of loans receivable of $369.5 million, or 49.9%, for the nine months ended September 30, 2018, as compared to the same period last year. The average yield increased 17 basis points to 4.51% for the nine months ended September 30, 2018, as compared to 4.34% for the same period last year. The increases in average yield was largely driven by purchase accounting accretion resulting from the merger with Community. The average yield excluding purchase accounting accretion increased 7 basis points to 4.41% for the nine months ended September 30, 2018, as compared to 4.34% for the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $1.9 million, to $4.4 million for the nine months ended September 30, 2018 from $2.5 million for the same period in 2017.  The increase in interest income earned on securities was mainly due to a 67.0% increase on the average balance. The average yield for the nine months ended September 30, 2018 increased eighteen basis points to 3.16% as compared to the same period in 2017.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $41 thousand to $69 thousand for the first nine months of 2018 as compared to the same period last year.  The average balances in other interest-earning assets increased $1.5 million to $10.5 million in the first nine months of 2018 from $9.0 million during the first nine months a year earlier.  The average yield for the first nine months of 2018 increased 46 basis points to 0.88% as compared to 0.42% in the same period in 2017 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the nine months ended September 30, 2018 increased $3.7 million, or 76.2%, to $8.5 million from $4.8 million for the same period in 2017.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $338.8 million, or 49.6%, to $1.0 billion for the first nine months of 2018 from $683.6 million for the same period in 2017. The average rate for the nine months ended September 30, 2018 increased seventeen basis points to 1.12% as compared to 0.95% for the same period last year.

Our interest expense on deposits increased $2.7 million, or 108.3%, for the nine months ended September 30, 2018, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $266.6 million during the first nine months of 2018, as compared to the same period in 2017. The average rate increased 25 basis points to 0.84% for the nine months ended September 30, 2018, as compared to 0.59% for the same period last year.  The average rate excluding purchase accounting accretion increased 21 basis points to 0.80% for the nine months ended September 30, 2018, as compared to 0.59% for the same period last year.

Our interest expense on borrowed funds increased $965 thousand, or 71.1%, for the nine months ended September 30, 2018, as compared to the same period last year.  The increase was largely attributed to a $72.2 million increase in the average balance of borrowed funds during the first nine months of 2018, as compared to the same period in 2017. The increase was partially offset by a 23 basis point decrease in the average rate to 2.04% as compared to 2.27% in the same period in 2017.

Our interest expense on all of the Company`s subordinated debt decreased $11 thousand, or 1.1%, for the nine months ended September 30, 2018, as compared to the same period last year. The decrease was mainly attributed to a six basis points decrease in average rate to 4.54% for the nine months ended September 30, 2018, as compared to 4.60% for the same period last year.

Provision for Loan Losses – Provision for loan losses increased $100 thousand to $1.2 million for the first nine months of 2018, as compared to $1.1 million for the same period in 2017.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $1.9 million, or 30.6%, to $8.3 million for the first nine months of 2018 as compared to the same period last year. The increase was largely due to growth of $1.1 million in insurance commissions and fees related to SB One Insurance Agency. In addition, other income, bank owned life insurance, service fees on deposit accounts, and ATM and debit card fees, increased $279 thousand, $185 thousand, $147 thousand, and $139 thousand, respectively.

Non-Interest Expense – Our non-interest expenses increased $11.3 million to $30.1 million for the first nine months of 2018 as compared to the same period last year. Non-interest expenses, adjusted for merger related expenses of $4.3 million, increased $7.5 million to $25.8 million for the first nine months of 2018 as compared to the same period last year. The increase was largely attributed to the growth of the Company resulting from the merger with Community Bank. The increase in non-interest expenses occurred largely in salaries and employee benefits of $4.5 million, data processing of $797 thousand, occupancy of $668 thousand, other expenses of $233 thousand, advertising and promotion of $229 thousand and professional fees of $224 thousand.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, decreased $372 thousand, or 15.2% to $2.1 million for the first nine months of 2018, as compared to the same period last year. The Company’s effective tax rate for the first nine months of 2018 was 21.5%, as compared to 32.0% for the first nine months of 2017. The decrease in the Company’s tax rate was largely due to the Tax Cuts and Jobs Act enacted in December 2017 which reduced the federal corporate income tax rate to 21% and the merger with Community which resulted in the Company’s tax free income becoming a larger percentage of its overall income.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. The Company evaluated the change in income tax expense for the first nine months of 2018 and recorded a decrease in income tax expense of $61 thousand.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 TO DECEMBER 31, 2017

Total Assets – At September 30, 2018, our total assets were $1.5 billion, an increase of $480.3 million, or 49.0%, as compared to total assets of $979.4 million at December 31, 2017. The increase was largely attributable to $366 million in assets acquired through the merger with Community.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $3.1 million to $14.7 million at September 30, 2018, or 1.0% of total assets, from $11.6 million, or 1.2% of total assets, at December 31, 2017

Securities Portfolio – At September 30, 2018, the securities portfolio, which includes available for sale and held to maturity securities, was $177.5 million, compared to $104.0 million at December 31, 2017. Available for sale securities were $172.7 million at September 30, 2018, compared to $98.7 million at December 31, 2017. The Company liquidated the securities portfolio acquired as part of the Community Merger because it did match its strategic objectives. The proceeds from the liquidation were subsequently used to purchase securities within sectors that conformed to the Company’s objectives for profitability and liquidity. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $4.9 million at September 30, 2018 and $5.3 million at December 31, 2017.

Net unrealized losses in the available for sale securities portfolio were $3.5 million at September 30, 2018 as compared to a net unrealized gain of $449 thousand at December 31, 2017.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further details of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 – Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of September 30, 2018 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments, which consisted primarily of FHLB stock, increased $3.9 million to $8.8 million at September 30, 2018 as compared to $4.9 million at December 31, 2017. We also held $200 thousand in time deposits with other financial institutions at September 30, 2018, as compared to $100 thousand at December 31, 2017.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $351.0 million, or 42.8%, to $1.2 billion at September 30, 2018, as compared to $820.7 million at December 31, 2017. The merger with Community resulted in an increase in total loans of $236.1 million. During the nine months ended September 30, 2018, the Company also had $166.9 million of commercial loan production, which was partly offset by $35.0 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial and industrial loans	$64,791	$54,759
Construction	68,185	42,484
Commercial real estate	714,526	551,445
Residential real estate	323,194	171,844
Consumer and other	2,082	1,130
Total gross loans	$1,172,778	$821,662

Loan and Asset Quality – The ratio of non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets increased to 1.67% at September 30, 2018 from 0.94% at December 31, 2017. NPAs exclude $3.7 million of purchased credit-impaired (“PCI”) loans acquired through the merger with Community. NPAs increased $15.2 million to $24.4 million at September 30, 2018, as compared to $9.2 million at December 31, 2017. Non-accrual loans, excluding $3.7 million of PCI loans, increased $13.7 million, or 228.2%, to $19.8 million at September 30, 2018, as compared to $6.0 million at December 31, 2017. The increase in non-accrual loans was largely attributed to two commercial real estate loans totaling $9.0 million, $1.9 million loans acquired from Community not classified as PCI, and 7 consumer loans totaling $2.0 million. Loans past due 30 to 89 days totaled $3.3 million at September 30, 2018, representing a decrease of $3.2 million, or 48.6%, as compared to $6.5 million at December 31, 2017.

We continue to actively market our foreclosed real estate properties, which increased $382 thousand to $2.7 million at September 30, 2018 as compared to $2.3 million at December 31, 2017. At September 30, 2018, the Company’s foreclosed real estate properties had an average carrying value of approximately $242 thousand per property.

The allowance for loan losses increased $1.3 million, or 17.2%, to $8.6 million, or 0.73% of total loans, at September 30, 2018, compared to $7.3 million, or 0.89% of total loans, at December 31, 2017. The decline in allowance coverage was primarily driven by the addition of Community acquired loans with no allowance for loan losses; such loans were recorded at fair value at the acquisition date. The Company's outstanding credit mark recorded on the Community Bank portfolio of $212 million totaled $5.7 million at September 30, 2018. The Company's combined coverage of allowance for loan loss and credit mark downs on the Community Bank portfolio totaled $14.3 million, or 1.22%, at September 30, 2018. The Company recorded $1.2 million in provision for loan losses for the nine months ended September 30, 2018 as compared to $1.1 million for the nine months ended September 30, 2017. Additionally, the Company recorded net recoveries of $32 thousand for the nine months ended September 30, 2018, as compared to $321 thousand in net charge-offs for the nine months ended September 30, 2017. The allowance for loan losses as a percentage of non-accrual loans decreased to 43.5% at September 30, 2018 from 121.8% at December 31, 2017.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans	$19,758	$6,020
Non-accrual loans to total loans	1.69%	0.73%
NPAs	$24,401	$9,227
NPAs to total assets	1.67%	0.94%
Allowance for loan losses as a % of non-accrual loans	43.50%	121.84%
Allowance for loan losses to total loans	0.73%	0.89%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $18.8 million and $6.8 million at September 30. 2018 and December 31, 2017, respectively.  The Company also had PCI loans from the merger with Community with a carrying value of $3.7 million at September 30, 2018. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $2.0 million and $932 thousand at September 30, 2018 and December 31, 2017, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2018, we had three loan relationships comprised of three loans totaling $2.2 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At September 30, 2018, the total allowance for loan losses increased $1.3 million, or 17.2%, to $8.6 million, or 0.73% of total loans, compared to $7.3 million, or 0.89% of total loans, at December 31, 2017. The decline in allowance coverage was primarily driven by the addition of Community acquired loans with no allowance for loan losses; such loans were recorded at fair value at the acquisition date. The Company recorded $1.2 million in provision for loan losses for the nine months ended September 30, 2018 as compared to $1.1 million for the nine months ended September 30, 2017. Additionally, the Company recorded net recoveries of $32 thousand for the nine months ended September 30, 2018, as compared to $321 thousand in net charge-offs for the nine months ended September 30, 2017. The allowance for loan losses as a percentage of non-accrual loans decreased to 43.5% at September 30, 2018 from 121.8% at December 31, 2017.

 The table below presents information regarding our provision and allowance for loan losses for the nine months ended September 30, 2018 and 2017:
໿

(Dollars in thousands)	September 30, 2018	September 30, 2017
Balance, beginning of period	$7,335	$6,696
Provision	1,227	1,127
Charge-offs	(83)	(341)
Recoveries	115	20
Balance, end of period	$8,594	$7,502

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$567	5.5%	$208	6.7%
Construction	472	5.8%	336	5.2%
Commercial real estate	5,836	61.0%	5,185	67.1%
Residential real estate	1,155	27.6%	1,032	20.9%
Consumer and other loans	24	0.1%	26	0.1%
Unallocated	540	—%	548	—%
Total	$8,594	100.0%	$7,335	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $30.6 million at September 30, 2018 and $22.1 million at December 31, 2017. The increase of $8.5 million is largely due to the merger with Community.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2018 we had recorded goodwill totaling $24.8 million as compared to $2.8 million at December 31, 2017. The increase in our goodwill primarily resulted from the merger with Community in the recorded amount of $22.0 million. Additionally, our recorded goodwill includes the acquisition of Tri-State in 2001 and the 2006 acquisition of deposits.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We recorded a core deposit intangible of $1.3 million for the Community acquisition. For the period ended September 30, 2018, we amortized $182 thousand in core deposit intangible. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting unit exceeded its book value, therefore, no write-down of goodwill was required at September 30, 2018. The goodwill related to the merger with Community was not reviewed for impairment at September 30 as the merger took place within the last twelve months. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $352.2 million, or 46.2%, to $1.1 billion at September 30, 2018, from $762.5 million at December 31, 2017. The merger with Community resulted in an increase in total deposits of $300.2 million. The growth in deposits was mostly due to an increase in interest bearing deposits of $266.5 million, or 43.2%, and non-interest bearing deposits of $85.7 million, or 58.6%, at September 30, 2018, as compared to December 31, 2017, respectively.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $159.9 million and $90.4 million in borrowings at the FHLB, at a weighted average interest rate of 2.35% and 1.61% at September 30, 2018 and December 31, 2017, respectively.  The long-term borrowings at September 30, 2018 consisted of $15.0 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2018 was 3.77%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $151.2 million, an increase of $57.0 million when compared to December 31, 2017, largely due to the merger with Community. The Company completed the merger with Community on January 4, 2018 which was the primary driver in an increase in book value per common share of 22.3% from $15.59 at December 31, 2017 to $19.07 at September 30, 2018. At September 30, 2018, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.51%, 12.74%, 13.48% and 12.74%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2018, total deposits amounted to $1.1 billion, an increase of $352.2 million, or 46.2%, from December 31, 2017. At September 30, 2018 and December 31, 2017, borrowings from the FHLB and subordinated debentures totaled $187.8 million and $118.2 million, respectively, and represented 12.9% and 12.1% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at September 30, 2018, amounted to $1.2 billion, an increase of $351.0 million, or 42.8%, compared to December 31, 2017.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2018, the total of such assets amounted to $14.7 million, or 1.0%, of total assets, compared to $11.6 million, or 1.2% of total assets at December 31, 2017. Another significant liquidity source is our available for sale securities portfolio.  At September 30, 2018, available for sale securities amounted to $172.7 million, compared to $98.7 million at December 31, 2017.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $146.2 million through its membership in the FHLB and $10.0 million at Atlantic Community Bankers' Bank (“ACBB”) at September 30, 2018. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At September 30, 2018, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 12.74%, 13.48% and 12.74%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of September 30, 2018, the Bank had a leverage ratio of 10.51%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i)

CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of September 30, 2018, the Bank had a capital conservation buffer of 5.48%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At September 30, 2018, these unused commitments totaled $196.0 million and consisted of $75.8 million in commitments to grant commercial real estate, construction and land development loans, $37.0 million in home equity lines of credit, $82.1 million in other unused commitments and $1.1 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

During the third quarter of 2018, the Company entered into two interest rate swap agreements with notional amounts totaling $35 million, of which all are designated as cash flow hedges. The Company entered into $17.5 million in two different forward starting interest rate swap agreements coinciding with the maturity of two FHLB advances over 36 and 48 months both beginning on September 15, 2018. The forward interest rate swap with a 3 year term has a fixed rate of 2.85% and the forward interest rate swap with a 4 year term has a fixed rate of 2.86%.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by us of unregistered securities during the three months ended September 30, 2018.

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
101
Financial statements from the Quarterly Report on Form 10-Q of SB One Bancorp for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: November 8, 2018		SB ONE BANCORP

	By:	/s/ Steven M. Fusco
Steven M. Fusco
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)