Form 10-K
period 2018-12-31
SB ONE BANCORP
filed 2019-03-18
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Based upon the closing price of $29.70 on June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $235,509,506.  The number of shares of the registrant’s common stock, no par value, outstanding as of March 7, 2019 was 9,501,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “SB One Bancorp,” “we,” “us,” “our” and “the Company” refer to SB One Bancorp and its subsidiaries. References to the “Bank” are to SB One Bank, our wholly owned bank subsidiary.

i

PART I

ITEM 1.	BUSINESS

General

SB One Bancorp is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and was incorporated under the laws of the State of New Jersey under the name Sussex Bancorp in January 1996.  On May 3, 2018, we changed our name to SB One Bancorp. The Company is the parent company of SB One Bank, formerly known as Sussex Bank (the “Bank”).  The only significant asset of SB One Bancorp is its investment in the Bank.  At December 31, 2018, the Company had consolidated total assets of $1.8 billion, gross loans of $1.5 billion, deposits of $1.4 billion and stockholders’ equity of $185.4 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by the New Jersey Department of Banking and Insurance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., GFR Maywood LLC, 490 Boulevard Realty Corp., and SB One Insurance Agency, Inc. (“SB One Insurance”).  SCB Investment Company, Inc., Community Investing Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC, hold certain foreclosed properties. SB One Insurance provides insurance agency services mostly through the sale of property and casualty insurance policies.

The corporate office of the Company is located at 100 Enterprise Drive, Suite 700, Rockaway, New Jersey, 07866,  and the telephone number is (844) 256-7328.

Community Bank of Bergen County, NJ Acquisition

On January 4, 2018, the Company completed the previously announced acquisition of Community Bank of Bergen County, NJ (“Community”). In connection with the acquisition, Community merged with and into SB One Bank, with SB One Bank continuing as the surviving entity.  In connection with the acquisition, the Company also acquired certain subsidiaries of Community.

Enterprise Bank, NJ Acquisition

On December 21, 2018, the Company completed the previously announced acquisition of Enterprise, NJ (“Enterprise”). In connection with the acquisition, Enterprise merged with and into SB One Bank, with SB One Bank continuing as the surviving entity.  In connection with the acquisition, the Company also acquired certain subsidiaries of Enterprise.

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

Through the Bank’s subsidiary, SB One Insurance, we operate a full service general insurance agency, offering both commercial and personal lines of insurance.

We have two business segments, banking and financial services and insurance services. For financial data on the segments see Note 3 of our consolidated financial statements located elsewhere in this report.

Market Area

Our service area primarily consists of Sussex, Morris, Bergen, Essex, Middlesex, and Union Counties in New Jersey and Queens County, New York; however, we make loans throughout New Jersey and the New York metropolitan markets.    We operate from our corporate office in Rockaway, New Jersey, and, as of December 31, 2018, our eighteen branch offices located in Andover,

Augusta, Bloomfield, Edison, Fair Lawn, Franklin, Hackettstown, Kenilworth, Maywood, Montague, Newark, Newton, Oradell, Rochelle Park, Sparta, Vernon, and Wantage, New Jersey, and in Astoria, New York,  our regional office and corporate center in Rochelle Park, New Jersey and Wantage, New Jersey and our insurance agency offices in Augusta and Oradell, New Jersey.    Our market area is among the most affluent in the nation. Following the completion of the acquisition of Community on January 4, 2018, the Bank has an additional three branches located in Bergen County. Following the completion of the acquisition of Enterprise on December 21, 2018, the Bank has one branch located in Union County, one branch located in Middlesex County and two branches located in Essex County. On December 21, 2018, we announced the closing of our Andover, New Jersey branch location effective March 29, 2019.

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

Personnel

At December 31, 2018, we employed 216 full-time employees and 21 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

The BHC Act requires, among other things, prior FRB approval where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of any class of voting stock of any bank or its parent company (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. When reviewing acquisitions or mergers, the FRB also considers, among other factors: (i) capital adequacy; (ii) the financial and managerial resources and future prospects of the companies and the banks concerned; (iii) the convenience and needs of the community to be served; (iv) banks' record under the Community Reinvestment Act (“CRA”); and (v) the effectiveness of the companies and the banks in combating money laundering.

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

Mergers and Acquisitions

The BHC Act, the Bank Merger Act, and other federal and state statures regulate the direct and indirect acquisition of depository institutions. The BHC Act requires the prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days` prior notice and receiving a non-objection from the appropriate federal banking agency.

Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions. In reviewing applications seeking approval of merger and purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant`s performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities. For further information relating to the CRA, see "Community Reinvestment Act of 1977" below.

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

The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets. The Capital Rules apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more, and to certain bank holding companies with less than $1 billion in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  Under FRB reporting requirements, a bank holding company that reaches $1 billion or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.   The threshold for capital consolidation was raised from $500 million to $1 billion effective May 15, 2015. The Company will begin reporting its consolidated capital on March, 31, 2019, as it reached $1 billion in total consolidated assets as of June 30, 2018.

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

Reserve Requirements

FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York.  In 2018 FRB regulations required that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $16.0 million. Transaction accounts greater than $16.0 million up to and including $122.3 million have a reserve requirement of 3%.  A 10% reserve ratio will be assessed on transaction accounts in excess of $122.3 million. The FRB makes annual adjustments to the tiered reserves.  The Bank was in compliance with these reserve requirements.

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

Anti-Money-Laundering

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  The USA PATRIOT Act requires all financial institutions, including the Company and the Bank, to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences.  As of December 31, 2018, the Company and the Bank believe that they are in compliance with the BSA and the USA PATRIOT Act, and implementing regulations thereof.

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

We maintain a website at www.sbone.bank. Through a link to our Investor Relations section of our website, we make available, free of charge, copies of each of our filings with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

If the bank regulators impose limitations on our commercial real estate lending activities, our earnings could be adversely affected.

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 398% of Bank total risk-based capital at December 31, 2018.

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

At December 31, 2018, our non-performing assets (“NPAs”) (which consist of non-accrual loans, loans 90 days or more delinquent, performing troubled debt restructurings and foreclosed real estate assets) totaled $25.8 million, which was an increase of $16.5 million or 179.2% from December 31, 2017.  However, we can give no assurance that our NPAs will decrease and we may experience further increases in NPAs in the future.  Our NPAs adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in the other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of NPAs requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

We may experience impairments of goodwill or other intangible assets in the future.
As of December 31, 2018, our consolidated balance sheet included goodwill of $27.3 million and other intangible assets of $2.1 million. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in a decline in fair value of our goodwill or other intangible assets, which may be less than the carrying value, and, as a result may adversely affect our financial condition. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2018, our allowance for loan losses was $8.8 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on or overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our continued growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  We have employment agreements and/or change in control agreements with our Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Operating Officer, Senior Executive Vice President of Regional Banking, Market Executive and Chief Executive Officer of SB One Insurance, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

From time to time we may pursue growth through strategic acquisitions of assets or companies. Acquisitions are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort, and diversion of management's attention from other aspects of our business operations. For example, we may face integration challenges as we continue to fully integrate the operations of Community and Enterprise, both of which were acquired in 2018.

Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities vary from actual or future projected results, we may be exposed to losses, including impairment losses, which could be material.

We do not provide any assurance that we will be able to successfully integrate the operations of any acquired businesses into our operations or achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on our financial condition, results of operations or cash flows. We may not complete a potential acquisition for a variety of reasons, but we may nonetheless incur material costs in the preliminary stages of evaluating and pursuing such an acquisition that we cannot recover.

We face cybersecurity risks and risks associated with security breaches which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We face cybersecurity risks and risks associated with security breaches or disruptions such as those through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common stock, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processed to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In the normal course of business, we collect and retain certain personal information provided by our customers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES
We conduct our business through our corporate office in Rockaway, New Jersey, our regional office and corporate center in Wantage, New Jersey, our insurance agency offices in Augusta, New Jersey, and our eighteen branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2018.  We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

LOCATION	YEAR OPENED	LEASED OR OWNED
28-21 Astoria Blvd
Astoria, New York	2015	Leased

324 Broad Street
Bloomfield, NJ	2018	Leased

3900 Park Ave, Suite 108
Edison, NJ	2018	Leased

12-79 River Road
Fair Lawn, NJ	2018	Owned

490 Kenilworth Blvd
Kenilworth, NJ	2018	Leased

125 W Pleasant Ave
Maywood, NJ	2018	Owned

188-190 Wilson Ave
Newark, NJ	2018	Leased

210 Rochelle Ave
Rochelle Park, NJ	2018	Owned

18 Railroad Ave
Rochelle Park, NJ	2018	Owned

399 Route 23
Franklin, New Jersey	1976	Owned

7 Church Street
Vernon, New Jersey	1980	Owned

266 Clove Road
Montague, New Jersey	1982	Leased

96 Route 206
Augusta, New Jersey	1983	Leased

378 Route 23
Wantage, New Jersey	2007	Owned

455 Route 23
Wantage, New Jersey	1992	Owned (1)

15 Boulder Hills Blvd.
Wantage, New Jersey	2014	Leased

15 Trinity Street
Newton, New Jersey	1991	Owned

165 Route 206
Andover, New Jersey	1992	Owned

100 Route 206

Augusta, New Jersey	2000	Owned

33 Main Street
Sparta, New Jersey	2001	Owned

100 Enterprise Drive, Suite 700
Rockaway, New Jersey	2014	Leased

430 Schooley's Mtn. Road
Hackettstown, New Jersey	2014	Leased

296 Kinderkamack Road
Oradell, New Jersey	2016	Leased

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

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2018, we had approximately 637 holders of record.

Dividend Policy

The payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee the payment of dividends.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by the Bank, and borrowings.  The Bank is prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.  See “Bank Holding Company Regulation – Capital Adequacy Guidelines for Bank Holding Companies” and “Bank Regulation” for a discussion of these restrictions. For additional information see Note 20 in our consolidated financial statements contained elsewhere in this report.

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

(Dollars in thousands, except per share data))	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
SUMMARY OF INCOME:
Interest income	$56,709	$35,699	$29,160	$23,644	$21,300
Interest expense	12,629	6,611	4,762	3,568	3,294
Net interest income	44,080	29,088	24,398	20,076	18,006
Provision for loan losses	1,437	1,586	1,291	636	1,537
Net interest income after provision for loan losses	42,643	27,502	23,107	19,440	16,469
Other income	10,749	8,285	7,829	6,453	5,961
Other expenses	40,410	25,617	22,585	20,553	18,829
Income before income tax expense (benefit)	12,982	10,170	8,351	5,340	3,601
Income tax expense (benefit)	3,059	4,479	2,828	1,640	1,001
Net income	$9,923	$5,691	$5,523	$3,700	$2,600

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	7,874,676	5,359,430	4,619,124	4,559,316	4,541,305
Diluted	7,921,269	5,404,381	4,651,108	4,591,822	4,580,350

PER SHARE DATA:
Basic earnings per share	$1.26	$1.06	$1.20	$0.81	$0.57
Diluted earnings per share	1.25	1.05	1.19	0.81	0.57
Cash dividends (2)	0.29	0.22	0.16	0.16	0.09
BALANCE SHEET:
Loans, net	$1,466,000	$813,365	$688,561	$537,833	$466,332
Total assets	1,795,703	979,383	848,728	684,503	595,915
Total deposits	1,353,939	762,491	660,921	517,856	458,270
Total stockholders’ equity	185,444	94,193	60,072	53,941	51,229
Average assets	1,426,455	914,747	770,470	627,298	559,885
Average stockholders’ equity	149,895	79,329	57,518	52,715	49,494
PERFORMANCE RATIOS:
Return on average assets	0.70%	0.62%	0.72%	0.59%	0.46%
Return on average stockholders’ equity	6.62%	7.17%	9.60%	7.02%	5.25%
Average equity/average assets	10.51%	8.67%	7.47%	8.40%	8.84%
Net interest margin	3.36%	3.39%	3.37%	3.45%	3.49%
Efficiency ratio (3)	73.70%	68.54%	70.08%	77.47%	78.56%
Other income to net interest income plus other income	19.60%	22.17%	24.29%	24.32%	24.87%
Dividend payout ratio	22.80%	20.95%	13.45%	19.75%	15.79%
CAPITAL RATIOS: (4)
Tier I capital to average assets	12.06%	11.86%	10.41%	9.45%	10.19%
Tier I capital to total risk-weighted assets	12.34%	14.26%	12.87%	11.74%	12.79%
Total capital to total risk-weighted assets	12.94%	15.17%	13.86%	12.79%	14.02%
Common equity Tier 1 capital to total risk-weighted assets	12.34%	14.26%	12.87%	11.74%	N/A
ASSET QUALITY RATIOS:
Non-accrual loans to total loans	1.40%	0.73%	0.84%	0.98%	1.26%
Non-performing assets to total assets (5)	1.43%	0.94%	1.10%	1.49%	2.02%
Net loan charge-offs to average total loans	—%	0.13%	0.03%	0.14%	0.33%
Allowance for loan losses to total loans at period end	0.60%	0.89%	0.96%	1.03%	1.20%
Allowance for loan losses to non-performing loans (6)	40.61%	105.51%	95.93%	81.43%	74.23%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.

(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends, if any.

(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.

(4)	Bank capital ratios.

(5)	NPAs include non-accrual loans, loans past due 90 days and still accruing, troubled debt restructured loans still accruing and foreclosed real estate.

(6)	Non-performing loans include non-accrual loans, loans past due 90 days and still accruing and troubled debt restructured loans still accruing.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers.  Our primary source of revenues, approximately 80%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  The net interest margin decreased by 3 basis points to 3.36% for year ended December 31, 2018 as compared to 3.39% for 2017.

For 2018, our net income increased to $9.9 million, or $1.25 per diluted share, or a 74.4% increase, as compared to net income of $5.7 million, or $1.05 per diluted share, for the same period last year. For 2018 our adjusted net income (a non-GAAP measurement) was $14.7 million, or $1.86 per diluted share. The increase in net income for the twelve months ended December 31, 2018 was largely due to increases in net interest income of $15.0 million and non-interest income of $2.5 million and a decrease in income tax expense of $1.4 million, which were partially offset by an increase in non-interest expenses of $14.8 million. The increase in non-interest expenses was largely due to a $5.9 million increase in salaries and employee benefits and merger-related expenses of $4.6 million. Excluding tax effected merger-related expenses and non-recurring expenses of $4.5 million and $271 thousand, respectively, net income increased $7.0 million, or 91.1%, to $14.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

Use of Non-GAAP Financial Measures

The following table contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

SB ONE BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
	Year Ended December 31,
	2018	2017
Net income (GAAP)	$9,923	$5,691
Merger related expenses net of tax (1)	4,521	1,024
Non-recurring expenses inclusive of rebrand net of tax (3)	271	—
S-3 registration filing expenses net of tax (1)	—	45
Tax Cut and Jobs Act adjusted (2)	—	942
Net income, as adjusted	$14,715	$7,699
Average diluted shares outstanding (GAAP)	7,921,269	5,404,381
Diluted EPS, as adjusted (4)	$1.86	$1.42
Average Assets	1,426,455	914,747
Return on average assets, as adjusted (5)	1.03%	0.84%

(1) Merger related expenses net of tax expenses $1.3 million YTD 2018 and $137 thousand YTD 2017; S-3 registration filing net of tax expenses of $30 thousand in 2017.
(2) Represents acceleration of $942 thousand of deferred tax assets into expense due to recent enactment of the Tax Cut and Jobs Act
(3) Non-recurring rebrand expenses net of tax expense of $105 thousand
(4) Diluted EPS, as adjusted is calculated using Net income, as adjusted divided by Average diluted shares outstanding (GAAP)
(5) Return on average assets, as adjusted is calculated by using Net income, as adjusted divided by YTD average assets

We augment our primary revenue source through non-interest income sources that include insurance commissions from our wholly owned subsidiary, SB One Insurance, service charges on deposits, bank-owned life insurance (“BOLI”) income and commissions on mutual funds and annuities.  In addition, we from time to time may recognize income on gains on sales of securities; however, we do not consider this a primary source of income.

Total loans receivable, net of unearned income, increased $654.1 million, or 79.7%, to $1.5 billion at December 31, 2018, from $820.7 million at year-end 2017.  Our total deposits increased $591.4 million, or 77.8%, to $1.4 billion at December 31, 2018, from $762.5 million at December 31, 2017.  The increase in deposits was primarily due to an increase in interest bearing deposits of $477.8 million, or 77.5%, at December 31, 2018, as compared to December 31, 2017. The growth in both loans and deposits was primarily the result of the mergers with Community and Enterprise augmented by organic growth.

At December 31, 2018, our total stockholders’ equity was $185.4 million, an increase of $91.2 million when compared to December 31, 2017.  The increase was largely due to the mergers with Community and Enterprise and the increase in net income for the year ended December 31, 2018.  At December 31, 2018, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 12.06%, 12.34%, 12.94% and 12.34%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

Management Strategy

Our goal is to serve as a community-oriented financial institution serving northern New Jersey and the New York marketplace.  While offering traditional community bank loan and deposit products and services, we obtain significant non-interest income through SB One Insurance’s insurance brokerage operations.  We report the operations of SB One Insurance as a separate segment from our commercial banking operations. See Note 3 to our consolidated financial statements contained elsewhere in this report for additional information regarding our two segments.

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

Goodwill.    We have recorded goodwill of $27.3 million at December 31, 2018, primarily related to the acquisitions of Community and Enterprise of $22.3 million and $2.2 million, respectively. Our recorded goodwill total includes $2.8 million related to the acquisition of SB One Insurance in October of 2001. Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch. As of December 31, 2018 deposits originated in that branch were $7.6 million.  FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually.  We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of SB One Insurance in the fourth quarter of each calendar year.  If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2018 and 2017.

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

Investment Securities Impairment Evaluation.    The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to AOCI, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2018 or December 31, 2017 were deemed to be impaired.

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

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2018 AND 2017

General.  At December 31, 2018, we had total assets of $1.8 billion compared to total assets of $979.4 million at December 31, 2017, an increase of $816.3 million, or 83.4%. Gross loans increased $654.1 million, or 79.7%, to $1.5 billion at December 31, 2018, from $820.7 million at December 31, 2017.  Total deposits increased 77.6% to $1.4 billion at December 31, 2018, from $762.5 million at December 31, 2017.

Cash and Cash Equivalents.    Our cash and cash equivalents increased $15.0 million, or 129.1%, at December 31, 2018 to $26.7 million from $11.6 million at December 31, 2017.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt securities in an unrealized loss position have been evaluated as of December 31, 2018, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2018, 2017 and 2016.

	December 31,
(Dollars in thousands)	2018	2017	2016
U.S. government agencies	$24,794	$18,861	$13,087
U.S. government sponsored agencies	20,362	6,061	—
State and political subdivisions	60,362	41,234	40,688
Mortgage-backed securities
U.S. government-sponsored enterprises	73,613	30,544	32,854
Corporate debt	3,008	2,030	1,982
Total available for sale	$182,139	$98,730	$88,611

Our securities available for sale, increased by $83.4 million, or 84.5%, to $182.1 million at December 31, 2018 from $98.7 million at December 31, 2017.  During 2018, we  purchased $101.7 million in new securities, $82.7 million in securities were sold and $9.7 million in securities matured, were called or were repaid.  At December 31, 2018, there was an unrealized loss of $1.6 million in securities available for sale as compared to an unrealized gain of $449 thousand at December 31, 2017. During 2018 there was a net realized gain of $36 thousand on the sale of available for sale securities as compared to a $9 thousand realized loss in 2017.

We had $4.1 million of our security portfolio classified as held to maturity at December 31, 2018, a decrease of $1.2 million from December 31, 2017.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2018, 2017 and 2016.

(Dollars in thousands)	2018	2017	2016
State and political subdivisions	$4,078	$5,304	$11,618
Total held to maturity securities	$4,078	$5,304	$11,618

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2018.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2018, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years			Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount		Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$—	—%	$—	—%	$11,395		2.90%	$13,766	2.92%
U.S. Government sponsored agencies	—	—%	—	—%	—		—%	20,404	2.63%
State and political subdivisions	—	—%	—	—%	3,802	3.04	3.08%	56,655	2.87%
Mortgage-backed securities -
U.S. government-sponsored enterprises	—	—%	7,500	2.40%	17,264		2.80%	49,906	3.06%
Corporate debt	—	—%	—	—%	3,000		5.42%	—	—%
Total Available for Sale	$—	—%	$7,500	2.40%	$35,461		3.08%	$140,731	2.91%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2018, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$1,279	2.62%	$251	2.00%	$2,548	3.12%	$—	—%
Total held to maturity	$1,279	2.62%	$251	2.00%	$2,548	3.12%	$—	—%

We held $11.8 million in Other Bank Stock, primarily Federal Home Loan Bank of New York (“FHLBNY”)  stock at December 31, 2018 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.    The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2018, increased $654.1 million, or 79.7%, to $1.5 billion from $820.7 million at December 31, 2017.  Loan growth for 2018 occurred primarily in commercial real estate loans (an increase of $327.0 million, or 59.3%) and residential real estate loans (an increase of $199.1 million, or 115.9%) which were driven largely by the mergers with Community and Enterprise. In 2018, at each acquisition date, the Company acquired $236.0 million in loans resulting from the merger with Community and $257.2 million in loans resulting from the merger with Enterprise.

The following table summarizes the composition of our loan portfolio by type as of December 31, 2014 through 2018:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$81,709	$54,759	$40,280	$20,023	$20,549
Construction	142,321	42,484	25,360	13,348	12,379
Commercial real estate	878,449	551,445	479,227	382,262	326,370
Residential real estate	370,955	171,844	150,237	127,204	111,498
Consumer and other loans	2,393	1,130	1,038	1,253	1,665
Total gross loans	$1,475,827	$821,662	$696,142	$544,090	$472,461

The increase in loans was largely driven by the mergers with Community and Enterprise. Organic loan growth of $161.0 million was primarily funded during 2018 by an increase in our deposits and borrowings.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2018, are presented in the following table.

	December 31, 2018
(Dollars in thousands)	Due Under 1 Year	Due 1-5 Years	Due Over 5 Years
Commercial and industrial	$35,723	$19,396	$26,590
Construction	117,459	14,325	10,537
Commercial real estate	34,880	47,949	795,620
Residential real estate	7,007	10,437	353,511
Consumer and other	597	488	1,308
Total loans	$195,666	$92,595	$1,187,566
Interest rates:
Fixed or predetermined	$174,101	$62,234	$268,333
Floating or adjustable	21,565	30,361	919,233
Total loans	$195,666	$92,595	$1,187,566

Loan and Asset Quality.    NPAs consist of non-accrual loans, loans over 90 days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total NPAs increased by $16.0 million, or 173.4%, to $25.2 million at year-end 2018 from $9.2 million at year-end 2017. The ratio of NPAs to total assets for December 31, 2018 and December 31, 2017 were 1.4% and 0.9%, respectively. The increase was largely attributable to two commercial real estate loans totaling $8.9 million and consumer loans totaling $3.1 million. Additionally, the increase was attributable to $2.5 million in acquired loans not classified as PCI as the Company does not expect losses from these loans.

Our non-accrual loan balance increased $14.1 million, or 235.0%, to $20.2 million at December 31, 2018, from $6.0 million at December 31, 2017.  Troubled debt restructured loans still accruing decreased $27 thousand, or 2.9%, to $905 thousand at December 31, 2018, from $932 thousand at December 31, 2017.  Foreclosed assets increased $1.9 million to $4.1 million at December 31, 2018, from $2.3 million at December 31, 2017.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2014 through 2018.

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial and industrial	$372	$20	$33	$20	$94
Construction	—	105	—	—	—
Commercial real estate	15,760	4,313	4,048	4,016	3,936
Residential real estate	4,572	1,582	1,752	1,138	1,893
Consumer and other	—	—	—	138	1
Total nonaccrual loans	20,704	6,020	5,833	5,312	5,924
Loans past due 90 days and still accruing	—	—	468	—	85
Troubled debt restructured loans still accruing	906	932	679	1,553	1,590
Total non-performing loans	21,610	6,952	6,980	6,865	7,599
Foreclosed real estate	4,149	2,275	2,367	3,354	4,449
Total non-performing assets	$25,759	$9,227	$9,347	$10,219	$12,048
Non-accrual loans to total loans	1.40%	0.73%	0.84%	0.98%	1.26%
Non-performing assets to total assets	1.43%	0.94%	1.10%	1.49%	2.02%
Interest income received on nonaccrual loans	$790	$157	$165	$138	$138
Interest income that would have been recorded under the original terms of the loans	$866	$210	$213	$264	$301

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2018,  we had one loan totaling $392 thousand that we deemed a potential problem loan. Management is actively monitoring this loan.

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
At December 31, 2018, the allowance for loan losses was $8.8 million,  an increase of $1.4 million, or 19.6%, from $7.3 million at December 31, 2017.  The provision for loan losses was  $1.4 million and there were $128 thousand in charge-offs and $131 thousand in recoveries during 2018.  The allowance for loan losses as a percentage of total loans was 0.60% at December 31, 2018 compared to 0.89% at December 31, 2017.    The decline in allowance coverage was primarily driven by the addition of loans acquired in the Community and Enterprise mergers with no allowance for loan losses; such loans were recorded at fair value at the acquisition date.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$7,335	$6,696	$5,590	$5,641	$5,421
Provision charged to operating expenses	1,437	1,586	1,291	636	1,537
Recoveries of loans previously charged-off:
Commercial and industrial	3	2	268	17	17
Commercial real estate	17	7	37	41	39
Residential real estate	91	10	21	17	4
Consumer and other	20	7	7	7	10
Total recoveries	131	26	333	82	70
Loans charged-off:
Commercial and industrial	11	13	227	19	1
Commercial real estate	26	874	187	560	1,168
Residential real estate	22	49	67	165	181
Consumer and other	69	37	37	25	37
Total charge-offs	128	973	518	769	1,387
Net charge-offs	(3)	947	185	687	1,317
Balance at end of year	$8,775	$7,335	$6,696	$5,590	$5,641
Net charge-offs to average loans outstanding	—%	0.13%	0.03%	0.14%	0.33%
Allowance for loan losses total loans at year-end	0.60%	0.89%	0.96%	1.03%	1.20%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
Commercial and industrial	$603	6.6%	$208	6.7%	$110	5.8%
Construction	663	6.9%	336	5.2%	359	3.6%
Commercial real estate	5,575	66.2%	5,185	67.1%	3,932	68.9%
Residential real estate	1,371	20.2%	1,032	20.9%	899	21.6%
Consumer and other loans	23	0.1%	26	0.1%	19	0.1%
Unallocated	540	—	548	—	1,377	—
Total	$8,775	100.0%	$7,335	100.0%	$6,696	100.0%

	Allowance for Loans Losses at December 31,
	2015		2014
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
Commercial and industrial	$85	3.7%	$231	4.3%
Construction	220	2.5%	383	2.6%
Commercial real estate	3,646	70.2%	3,491	69.1%
Residential real estate	784	23.4%	903	23.6%
Consumer and other loans	87	0.2%	19	0.4%
Unallocated	768	—	614	—
Total	$5,590	100.0%	$5,641	100.0%

Bank-owned Life Insurance.    Our BOLI carrying value increased  to $35.8 million at December 31, 2018 from $22.1 million at December 31, 2017.  The increase was principally the result of the addition of $8.0 million in policies acquired in the merger with Community and the addition of two policies for $1.7 million and $3.3 million during the fourth quarter of 2018. Additionally there was $761 thousand in net earnings on BOLI policies in 2018.

Deposits.    Total deposits increased $591.4 million, or 77.6%, to $1.4 billion at December 31, 2018, from $762.5 million at December 31, 2017.  The increase in deposits were primarily driven by the mergers with Community and Enterprise, where at each acquisition date, the Company acquired $301.2 million resulting from the merger with Community and $197.3 million resulting from the merger with Enterprise. The increase in deposits was due to increases in interest bearing demand deposits of $477.8 million, or 77.5%, mainly attributable to a $53.1 million increase in brokered money market deposits, an increase in time deposits of $190.1 million, or 95.6%, and an increase in non-interest bearing transaction deposits of $113.6 million, or 77.8%, at December 31, 2018, as compared to December 31, 2017.  Our funding mix continued to improve as non-interest deposits increased.

Total average deposits increased $368.5 million from $724.9 million for the year ended December 31, 2017 to $1.1 billion for the year ended December 31, 2018,  a 50.8% increase.  Average NOW accounts increased $73.9 million, or 40.3%, from $183.5 million for 2017 to $257.3 million for 2018.  Average demand accounts increased $84.4 million, or 60.4% from $139.6 million for 2017 to $224.0 million for 2018.  Average time deposits increased $99.6 million, or 58.2%, from $171.2 million for 2017 to $270.8 million for 2018.  Average money market balances increased $31.5 million, or 33.7%, from $93.5 million for 2017 to $125.0 million for 2018.  Average savings accounts increased $79.2 million or 57.7%, from $137.1 million for 2017 to $216.3 million for 2018.

The average balances and weighted average rates paid on deposits for 2018, 2017 and 2016 are presented below.

	Year Ended December 31,
	2018 Average		2017 Average		2016 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$223,984	—%	$139,611	—%	$117,927	—%
NOW	257,314	0.59%	183,457	0.32%	145,659	0.21%
Money market	124,973	1.56%	93,505	0.90%	37,046	0.40%
Savings	216,275	0.38%	137,120	0.21%	137,696	0.21%
Time	270,807	1.40%	171,163	1.09%	162,864	1.05%
Total deposits	$1,093,353	0.74%	$724,856	0.49%	$601,192	0.41%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2018 is presented in the following table.

(Dollars in thousands)
3 months or less	$47,638
3 to 6 months	20,062
6 to 12 months	61,626
Over 12 months	54,176
Total	$183,502

Borrowings.    Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2018, we had $44.6 million in long-term FHLB advances outstanding at a weighted average interest rate of 1.67%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Average daily amount of short-term borrowings outstanding during the period	$123,073	$19,713	$27,304
Weighted average interest rate on average daily short-term borrowings	2.19%	1.21%	0.63%
Maximum short-term borrowings outstanding at any month-end	$175,295	$60,696	$62,535
Short-term borrowings outstanding at period end	$175,295	$55,350	$29,805
Weighted average interest rate on short-term borrowings at period end	2.66%	1.58%	0.79%

Subordinated Debentures.    On June 28, 2007, we raised $12.9 million in capital through the issuance of subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2018 was 4.23%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

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

Equity.  Stockholders’ equity inclusive of AOCI, net of income taxes, was $185.4 million at December 31, 2018, an increase of $91.2 million, from the $94.2 million at year-end 2017. The increase in stockholders’ equity was mostly due to shares of common stock issued in the Community and Enterprise mergers and $9.9 million in net income in 2018, which was offset by $2.3 million in dividends declared during 2018.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2018 AND 2017

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

For the year ended December 31, 2018, the Company reported net income of $9.9 million, or $1.26 per basic and $1.25 per diluted share, a 74.4% increase, as compared to net income of $5.7 million, or $1.06 per basic share and $1.05 per diluted share, for the year ended December 31, 2017. The Company’s net income, adjusted for tax effected merger-related expenses and non-recurring expenses of $4.5 million and $271 thousand, respectively, increased $7.0 million, or 91.1%, to $14.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Diluted earnings per share, as adjusted for tax effected merger-related expenses and non-recurring expenses, increased 30.4% to $1.86 for the year ended December 31, 2018 as compared to $1.42 for the year ended December 31, 2017. The changes were largely attributed to the growth of the Company resulting from the merger with Community, net of non-interest expense savings, double digit organic commercial loan and deposit growth, the positive impacts from the Tax Cut and Jobs Act, and a 41% increase in SB One Insurance pretax income.

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

Comparative Average Balance and Average Interest Rates.    The following table presents, on a fully taxable equivalent basis (a non-GAAP measurement), a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2018, 2017 and 2016.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Year Ended December 31,
(Dollars in thousands)	2018			2017			2016
	Average		Average	Average		Average	Average		Average
Earning Assets:	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Securities:
Tax exempt (3)	$61,673	$2,632	4.27%	$46,449	$1,918	4.13%	$32,359	$1,247	3.85%
Taxable	126,104	3,507	2.78%	64,636	1,437	2.22%	69,225	1,443	2.08%
Total securities	187,777	6,139	3.27%	111,085	3,355	3.02%	101,584	2,690	2.65%
Total loans receivable (1) (4)	1,139,199	51,359	4.51%	756,766	32,953	4.35%	625,399	26,862	4.30%
Other interest-earning assets	10,586	99	0.94%	8,611	35	0.41%	9,440	23	0.24%
Total earning assets (3)	1,337,562	57,597	4.31%	876,462	36,343	4.15%	736,423	29,575	4.02%
Non-interest earning assets	97,078			45,398			40,106
Allowance for loan losses	(8,185)			(7,113)			(6,059)
Total Assets	$1,426,455			$914,747			$770,470
Sources of Funds:
Interest bearing deposits:
NOW	$257,314	$1,527	0.59%	$183,457	$584	0.32%	$145,659	$313	0.21%
Money market	124,973	1,952	1.56%	93,505	843	0.90%	37,046	148	0.40%
Savings	216,275	818	0.38%	137,120	285	0.21%	137,696	286	0.21%
Time	270,807	3,781	1.40%	171,163	1,872	1.09%	162,864	1,702	1.05%
Total interest bearing deposits	869,369	8,078	0.93%	585,245	3,584	0.61%	483,265	2,449	0.51%
Borrowed funds	150,294	3,288	2.19%	78,551	1,749	2.23%	93,974	1,922	2.05%
Subordinated debentures	27,853	1,263	4.53%	27,844	1,278	4.59%	13,256	391	2.95%
Total interest bearing liabilities	1,047,516	12,629	1.21%	691,640	6,611	0.96%	590,495	4,762	0.81%
Non-interest bearing liabilities:
Demand deposits	223,984			139,611			117,927
Other liabilities	5,060			4,167			4,530
Total non-interest bearing liabilities	229,044			143,778			122,457
Stockholders' equity	149,895			79,329			57,518
Total Liabilities and Stockholders' Equity	$1,426,455			$914,747			$770,470
Net Interest Income and Margin (3) (5)		44,968	3.36%		29,732	3.39%		24,813	3.37%
Tax-equivalent basis adjustment (3)		(888)			(644)			(415)
Net Interest Income		$44,080			$29,088			$24,398

(1)	Includes loan fee income

(2)	Average rates on securities are calculated on amortized costs

(3)	Full taxable equivalent basis, using a 21% (2018) and 34% (2017 and 2016) effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

(4)	Loans outstanding include non-accrual loans

(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net interest income on a fully tax equivalent basis increased $15.2 million, or 51.2%, to $45.0 million for the year ended December 31, 2018 as compared to $29.7 million for the same period in 2017. The increase in net interest income was largely due to a $461.1 million, or 52.6%, increase in average interest earning assets, principally loans receivable, which increased $382.4 million, or 50.5%. The aforementioned was partially offset by a decrease in the net interest margin of 3 basis points to 3.36% for the year ended December 31, 2018, as compared to the same period in 2017. The decrease was primarily driven by the effects of higher market rates on interest bearing liabilities costs, which increased 25 basis points, and were partially offset by an increase in earning asset yields, which grew 16 basis points during the comparison period. The increase in interest earning asset yields was partially attributed to purchase accounting accretion of $1.2 million ($1.1 million from the Community merger and $78 thousand from the Enterprise merger) for fiscal year 2018 as compared to fiscal year 2017.

Interest Income.    Total interest income, on a fully taxable equivalent basis, increased $21.3 million, or 58.5%, to $57.6 million for the year ended December 31, 2018 as compared to $36.3 million for the same period in 2017.  The increase in interest income was largely due to a $461.1 million, or 52.6%, increase in average interest earning assets, principally loans receivable, which increased $382.4 million, or 50.5%. The increase in interest income benefited from an increase in average rate of 16 basis points to 4.31% for the year ended December 31, 2018 as compared to the same period in 2017.
Interest income from securities, on a fully taxable equivalent basis, increased $2.8 million, or 83.0%, for the year ended December 31, 2018 compared to the same period in 2017. The increase was due to an increase in the average balance of the securities portfolio of $76.7 million, or 69.0%, to $187.8 million for the year ended December 31, 2018 as compared to the same period in 2017.  The increase in the average balance of the securities portfolio was complimented by an increase in the average rate of 25 basis points to 3.27% for 2018 from 3.02% for 2017.
Interest income from the loan portfolio increased by $18.4 million,  or 55.9%, to $51.4 million for 2018 from $33.0 million for 2017.  The improvement was due to an increase in the average balance on loans, which increased $382.4 million, or 50.5%, for the year ended December 31, 2018 as compared to the same period in 2017.  The increase in the average balance on loans was complimented by an increase of 16 basis points in the average rate on the loan portfolio for the year ended December 31, 2018 as compared to the same period in 2017.
Interest Expense.    Total interest expense increased 6.0 million, or 91.0%, to $12.6 million for the year ended December 31, 2018 from $6.6 million for the same period in 2017.  The increase was principally due to growth in the average balance of interest-bearing deposits of $284.1 million and average balance of borrowed funds of $71.7 million in 2018 compared to 2017.  The average rate increased 25 basis points for 2018 compared to 2017.
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

	December 31, 2018 v. 2017			December 31, 2017 v. 2016
	Increase (decrease) Due to changes in:			Increase (decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$648	$66	$714	$577	$94	$671
Taxable	1,638	432	2,070	(99)	93	(6)
Total securities	2,286	498	2,784	478	187	665
Total loans receivable (2)	17,203	1,203	18,406	5,715	376	6,091
Other interest-earning assets	9	55	64	(2)	14	12
Total net change in income on interest-earning assets	19,498	1,756	21,254	6,191	577	6,768
Interest bearing deposits:
NOW	299	644	943	95	176	271
Money market	350	759	1,109	381	314	695
Savings	220	313	533	(1)	—	(1)
Time	1,294	615	1,909	89	81	170
Total interest bearing deposits	2,163	2,331	4,494	564	571	1,135
Borrowed funds	1,571	(32)	1,539	(333)	160	(173)
Subordinated debentures	—	(15)	(15)	590	297	887
Total net change in expense on interest-bearing liabilities	3,734	2,284	6,018	821	1,028	1,849
Change in net interest income	$15,764	$(528)	$15,236	$5,370	$(451)	$4,919

(1)	Fully taxable equivalent basis, using 21% (2018) and 34% (2017 and 2016) effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

(2)	Includes loan fee income

Provision for Loan Losses.    Provision for loan losses decreased $149 thousand to $1.4 million for the year ended December 31, 2018, as compared to $1.6 million for the same period in 2017.  The decrease in the provision for loan losses for the year-ended December 31, 2018 was largely attributed to a decrease in the Company's qualitative factors due to an increase in credit quality. The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2018 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans increased $14.7 million, or 243.9%, to $20.7 million at December 31, 2018 from $6.0 million at December 31, 2017.  We believe these loans are adequately provided for in our loan loss allowance or are sufficiently collateralized at December 31, 2018.The increase in non-accrual loans was attributable to two commercial real estate loans totaling $8.9 million and consumer loans totaling $3.1 million. Additionally, the increase was attributable to $2.5 million in acquired loans not classified as PCI as the Company does not expect losses from these loans. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 7 to our consolidated financial statements herein for further discussion.

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

Non-interest income increased $2.5 million, or 29.7%, to $10.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was largely due to growth of $1.3 million in insurance commissions and fees related to SB One Insurance Agency. In addition, other income, bank owned life insurance, ATM and debit card fees and service fees on deposit accounts increased $411 thousand, $239 thousand, $206 thousand, and $167 thousand, respectively, largely due to the merger with Community.

Non-Interest Expense.  Total non-interest expense increased $14.8 million to $40.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Non-interest expenses adjusted to exclude merger related expenses and other non-recurring expenses of $5.8 million and $376 thousand, respectively, in 2018, and $1.2 million and $75 thousand, respectively, in 2017, increased $9.9 million to $34.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Total merger-related expenses increased $4.6 million to $5.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Merger related expenses consist mainly of payouts for pre-existing employee contracts of the non-surviving institution, investment banking fees, additional professional fees for filings, early vendor contract terminations, and payments to employees who serve on a transitional basis. The increase in non-interest expenses occurred largely in salaries and employee benefits of $5.9 million, data processing of $1.2 million, occupancy of $896 thousand, other expenses of $485 thousand, advertising and promotion of $279 thousand, furniture and equipment of $256 thousand and amortization of intangible assets of $247 thousand. The growth in operating expenses was largely due to the merger with Community, net of expense savings from reduction in staff, termination of large contracts and combination of key contracts, offset by an increase in expenses to support the Company’s growth.

Income Taxes.  The provision for income taxes decreased $1.4 million, or 31.7%, to $3.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The Company’s effective tax rate for the year ended December 31, 2018 was 23.6%, as compared to 44.0% for the year ended December 31, 2017, due to the reduction in the statutory federal tax rate to 21% effective January 1, 2018, partially offset by the newly enacted New Jersey tax legislation in 2018. The Company’s re-measurement of its net deferred tax asset resulted in additional income tax expense of $942 thousand in year ended December 31, 2017. See Notes 1 and 19 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2018, total deposits amounted to $1.4 billion, an increase of $591.4 million, or 77.5%, from December 31, 2017.  At December 31, 2018, borrowings from the FHLBNY and subordinated debentures totaled $247.8 million and represented 13.8% of total assets as compared to $118.2 million and 12.1% of total assets, at December 31, 2017.

Loan production continued to be our principal investing activity. Net loans at December 31, 2018 amounted to $1.5 billion, an increase of $652.6 million, or 80.2%, from December 31, 2017.

Our most liquid assets are cash and cash equivalents.  At December 31, 2018, the total of such assets amounted to $26.7 million, or 1.5%, of total assets, compared to $11.6 million, or 1.2%, of total assets at year-end 2017.  Another significant liquidity source is our available for sale securities.  At December 31, 2018, available for sale securities amounted to $182.1 million compared to $98.7 million at year-end 2017.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Board discount window.  The Bank also has the capacity to borrow an additional $179.6 million through its membership in the FHLBNY and $10.0 million line of credit at ACBB at December 31, 2018.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 7.875% and Total risk based capital as of risk-adjusted assets of 9.875% at a minimum, both including the capital conservation buffer.  At December 31, 2018, the Bank’s Tier I and Total risk based capital ratios were 12.34% and 12.94%, respectively.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2018, the Bank had a leverage ratio of 12.06%.

Off-Balance Sheet Arrangements.    Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2018 totaled $273.6 million, which consisted of $87.7 million in commitments to grant commercial and residential loans, $184.5 million in unfunded commitments under lines of credit and $1.4 million in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2018. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

The following table sets forth our interest rate risk profile at December 31, 2018 and 2017. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
(Dollars in thousands)	Estimated NPV(1)	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	Estimated Increase (Decrease)
Change in Interest Rates (basis points)		Amount	Percent		Amount	Percent
December 31, 2018
+200bp	$177,661	$(37,371)	(17.4)%	$56,056	$(5,741)	(9.3)%
0bp	$215,032	—	—	$61,797	—	—
-100bp	$221,122	$6,090	(2.8)%	$62,841	$1,044	1.7%
December 31, 2017
+200bp	$88,038	$(20,247)	(18.7)%	$27,375	$(4,148)	(13.2)%
0bp	$108,285	—	—	$31,523	—	—
-100bp	$105,903	$(2,382)	(2.2)%	$31,860	$337	1.1%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

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

We regularly assess the adequacy of our internal control over financial reporting and enhance our controls in response to internal control assessments and internal and external audit and regulatory requirements. As previously discussed, we completed our acquisition of Enterprise Bank, NJ during the fourth quarter of 2018 (see Note 2 to the consolidated financial statements). We are in the process of integrating certain controls and related procedures for legacy Enterprise with those of legacy SB One. Other than integrating such controls, during the three months ended December 31, 2018, there have been no changes in our internal control over financial reporting has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In accordance with SEC rules, management elected to exclude Enterprise, acquired on December 21, 2018, from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Enterprise, which merged with and into SB One Bank, represents approximately 15 percent of the Company’s consolidated total assets as of December 31, 2018 and 2 percent of the Company’s consolidated net income for the year ended December 31, 2018. Based on this assessment, management concluded that as of December 31, 2018, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

Our independent registered public accounting firm, BDO USA, LLP, that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018. The report can be found on F-2.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1- Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance - Committees of the Board of Directors – Audit Committee.”

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
EXHIBIT LIST

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 10, 2017, by and between the Company, the Bank and Community Bank of Bergen County, NJ (incorporated by reference to Exhibit 2.1 to the Currency Report on Form 8-K filed with the SEC on April 11, 2017).

2.2
Agreement and Plan of Merger, dated June 19, 2018, by and between the Company, the Bank and Enterprise Bank N.J. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2018).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2018).
3.3	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Currency Report on Form 8-K filed with the SEC on May 4, 2018).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on June 3, 2013).
4.2	Form of Subordinated Note Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016).
4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed with the SEC on May 31, 2017).
4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the SEC on May 31, 2017).
10.1*	1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form 8-B filed with the SEC on December 13, 1996).
10.2*	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14-A filed with the SEC on March 19, 2001.)
10.3*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on April 29, 2005).
10.4*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.5*	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.6*	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.7*	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed with the SEC on May 28, 2014).
10.8*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed with the SEC on December 19, 2008).

10.9*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).
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

10.15*
Employment Agreement by and between SB One Insurance Agency, Inc. and George Lista, dated September 1, 2006 (incorporated by reference to Exhibit 10.A to the Current Report on Form 8-K filed with the SEC on September 7, 2006).

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

10.19*
Employment Agreement, dated April 10, 2017, by and between the Company, the Bank and Peter A. Michelotti (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 11, 2017).

10.20*	Employment Agreement, dated June 19, 2018, by and between the Company, the Bank and Donald J. Haake.
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
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

SB ONE BANCORP

/s/ Anthony Labozzetta
Anthony Labozzetta
President and Chief Executive Officer
Dated: March 18, 2019

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Anthony Labozzetta and Adriano M. Duarte, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2019.

Name	Title
/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta

/s/ Adriano M. Duarte	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)
Adriano M. Duarte

/s/ Peter A. Michelotti	Chief Operating Officer and Senior Executive Vice President (Principal Operating Officer)
Peter A. Michelotti

/s/ Patrick Brady	Director
Patrick Brady

/s/ Richard Branca	Director
Richard Branca

/s/ Katherine H. Caristia	Director
Katherine H. Caristia

/s/ Dominick D`Agosta	Director
Dominick D`Agosta

/s/ Salvatore A. Davino	Director
Salvatore A. Davino

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Walter Loeffler	Director
Walter Loeffler

/s/ Michael F. Lombardi	Director
Michael F. Lombardi

/s/ Michael McBride	Director
Michael McBride

/s/ Robert McNerney	Director
Robert McNerney

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
SB One Bancorp
Rockaway, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SB One Bancorp (the “Company”), formerly Sussex Bancorp, and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019, expressed an unqualified opinion thereon.
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
Woodbridge, New Jersey
March 18, 2019

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
SB One Bancorp
Rockaway, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited SB One Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of SB One Bancorp (formerly Sussex Bancorp) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes, and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Enterprise Bank N.J. (“Enterprise”), which was acquired on December 21, 2018, and was included in the consolidated balance sheets of the Company as of December 31, 2018, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Enterprise constituted approximately 16% and 18% of total assets and net assets, respectively, as of December 31, 2018, and less than 1% of both total revenue and net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Enterprise because of the timing of the acquisition which was completed on December 21, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Enterprise.
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

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 18, 2019

SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$11,768	$3,270
Interest-bearing deposits with other banks	14,910	8,376
Cash and cash equivalents	26,678	11,646
Interest bearing time deposits with other banks	200	100
Securities available for sale, at fair value	182,139	98,730
Securities held to maturity, at amortized cost (fair value of $4,152 and $5,430 at December 31, 2018 and December 31, 2017, respectively)	4,078	5,304
Other Bank Stock, at cost	11,764	4,925
Loans receivable, net of unearned income	1,474,775	820,700
Less: allowance for loan losses	8,775	7,335
Net loans receivable	1,466,000	813,365
Foreclosed real estate	4,149	2,275
Premises and equipment, net	19,215	8,389
Accrued interest receivable	6,546	2,472
Goodwill and intangible assets	29,446	2,820
Bank-owned life insurance	35,778	22,054
Other assets	9,710	7,303
Total Assets	$1,795,703	$979,383
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$259,807	$146,167
Interest bearing	1,094,132	616,324
Total deposits	1,353,939	762,491
Short-term borrowings	175,295	55,350
Long-term borrowings	44,611	35,000
Accrued interest payable and other liabilities	8,555	4,501
Subordinated debentures	27,859	27,848
Total Liabilities	1,610,259	885,190
Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 9,532,943 and 6,040,564 shares issued and 9,532,943 and 6,040,564 shares outstanding at December 31, 2018 and December 31, 2017, respectively	150,419	65,274
Deferred Compensation obligation under Rabbi Trust	1,647	1,399
Retained earnings	35,192	27,532
Accumulated other comprehensive (loss) income	(167)	1,387
Stock held by Rabbi Trust	(1,647)	(1,399)
Total Stockholders' Equity	185,444	94,193
Total Liabilities and Stockholders' Equity	$1,795,703	$979,383
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands except per share data)	2018	2017
INTEREST INCOME
Loans receivable, including fees	$51,359	$32,953
Securities:
Taxable	3,507	1,437
Tax-exempt	1,744	1,274
Interest bearing deposits	99	35
Total Interest Income	56,709	35,699
INTEREST EXPENSE
Deposits	8,078	3,584
Borrowings	3,288	1,749
Subordinated debentures	1,263	1,278
Total Interest Expense	12,629	6,611
Net Interest Income	44,080	29,088
PROVISION FOR LOAN LOSSES	1,437	1,586
Net Interest Income after Provision for Loan Losses	42,643	27,502
OTHER INCOME
Service fees on deposit accounts	1,290	1,123
ATM and debit card fees	983	777
Bank-owned life insurance	761	522
Insurance commissions and fees	6,640	5,326
Investment brokerage fees	104	24
Net gain (loss) on sales of securities	36	(9)
Net loss on sale and disposal of premises and equipment	9	7
Other	926	515
Total Other Income	10,749	8,285
OTHER EXPENSES
Salaries and employee benefits	20,710	14,773
Occupancy, net	2,776	1,880
Data processing	3,351	2,173
Furniture and equipment	1,194	938
Advertising and promotion	587	308
Professional fees	1,412	1,173
Director fees	550	399
FDIC assessment	529	263
Insurance	210	279
Stationary and supplies	285	148
Merger-related expenses	5,804	1,187
Loan collection costs	255	122
Net expenses and write-downs related to foreclosed real estate	324	283
Amortization of intangible assets	247	—
Other	2,176	1,691
Total Other Expenses	40,410	25,617
Income before Income Taxes	12,982	10,170
EXPENSE FOR INCOME TAXES	3,059	4,479
Net Income	9,923	5,691
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (losses) gains on available for sale securities arising during the period	(1,966)	1,682
Fair value adjustments on derivatives	(116)	(196)
Fair value adjustments on retirement benefits	11	—
Reclassification adjustment for net loss (gain) on securities transactions included in net income	(36)	9
Income tax related to items of other comprehensive income and loss	553	(598)
Other comprehensive (loss) income, net of income taxes	(1,554)	897
Comprehensive income	$8,369	$6,588
EARNINGS PER SHARE
Basic	$1.26	$1.06
Diluted	$1.25	$1.05
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2018 and 2017
(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held by Rabbi Trust	Total Stockholders' Equity
Balance December 31, 2016	4,741,068	$36,538	$1,383	$23,291	$243	$(1,383)	$60,072
Net income	—	—	—	5,691	—	—	5,691
Other comprehensive income	—	—	—	—	897	—	897
Reclassification due to the adoption of ASU 2018-02	—	—	—	(247)	247	—	—
Funding of Supplemental Director Retirement Plan	—	—	16	—	—	(16)	—
Net proceeds of common stock issued	1,249,999	28,027					28,027
Restricted stock granted	53,554	—	—	—	—	—	—
Restricted stock forfeited	(4,057)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	709		—	—	—	709
Dividends declared on common stock ($0.22 per share)	—	—	—	(1,203)	—	—	(1,203)
Balance December 31, 2017	6,040,564	65,274	1,399	27,532	1,387	(1,399)	94,193
Net income	—	—	—	9,923	—	—	9,923
Other comprehensive loss	—	—	—	—	(1,554)	—	(1,554)
Shares issued in mergers	3,446,482	84,329	—	—	—	—	84,329
Funding of Supplemental Director Retirement Plan	—	—	248	—	—	(248)	—
Restricted stock granted	50,045	—	—	—	—	—	—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	816		—	—	—	816
Dividends declared on common stock ($0.285 per share)	—	—	—	(2,263)	—	—	(2,263)
Balance December 31, 2018	9,532,943	$150,419	$1,647	$35,192	$(167)	$(1,647)	$185,444
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$9,923	$5,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,437	1,586
Depreciation and amortization	1,836	1,061
Net amortization of securities premiums and discounts	2,046	1,656
Amortization of subordinated debt costs	11	8
Net realized (gain) loss on sale of securities	(36)	9
Net realized (gain) loss on sale and disposal of premises and equipment	(9)	(7)
Net realized (gain) loss on sale of foreclosed real estate	(18)	(46)
Write-downs of and provisions for foreclosed real estate	218	236
Deferred income tax (benefit) expense	(446)	637
Earnings on bank-owned life insurance	(761)	(522)
Compensation expense for stock options and stock awards	816	709
(Increase) decrease in assets:
Accrued interest receivable	(2,370)	(414)
Other assets	3,138	(1,145)
Increase in accrued interest payable and other liabilities	418	411
Net Cash Provided by Operating Activities	16,203	9,870
Cash Flows from Investing Activities
Net cash acquired in acquisitions	15,846	—
Securities available for sale:
Purchases	(101,664)	(61,190)
Sales	82,725	42,594
Maturities, calls and principal repayments	9,659	8,532
Securities held to maturity:
Purchases	(1,279)	(2,478)
Maturities, calls and principal repayments	2,466	8,763
Net increase in loans	(161,240)	(126,885)
Proceeds from the sale of foreclosed real estate	836	834
Purchases of bank premises and equipment	(1,426)	(1,184)
Proceeds from the sale of premises and equipment	53	32
Purchases of bank owned life insurance	(5,000)	(5,000)
Net (increase) in Federal Home Loan Bank stock	(3,304)	181
Net Cash Used in Investing Activities	(162,328)	(135,801)
Cash Flows from Financing Activities
Net increase in deposits	92,970	101,570
Net increase (decrease) in short-term borrowed funds	85,450	25,545
Repayment of long-term borrowings	(15,000)	(31,000)
Net proceeds from capital raise	—	28,027
Dividends paid	(2,263)	(1,203)
Net Cash Provided by Financing Activities	161,157	122,939
Net Increase in Cash and Cash Equivalents	15,032	(2,992)
Cash and Cash Equivalents - Beginning	11,646	14,638
Cash and Cash Equivalents - Ending	$26,678	$11,646
Supplementary Cash Flows Information
Interest paid	$11,619	$6,505
Income taxes paid	$3,111	$4,035

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$348	$495
Other real estate owned transferred from fixed assets	$—	$437
Acquisitions of Community and Enterprise:
Non-cash assets acquired:
Other bank stock	3,535	—
Securities available for sale	78,102	—
Loans	493,180	—
Foreclosed real estate	2,562	—
Premises and equipment	11,034	—
Interest receivable	1,704	—
Bank owned life insurance	7,963	—
Goodwill and intangibles assets	26,872	—
Other assets	4,841	—
Total non-cash assets acquired	629,793	—
Liabilities assumed:
Deposits	(498,478)	—
Borrowings	(59,106)	—
Other liabilities	(3,726)	—
Total liabilities assumed	(561,310)	—
Common stock issued for acquisitions	(84,329)	—
\
See Notes to Consolidated Financial Statements

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of SB One Bancorp (the “Company”), formerly Sussex Bancorp, and its wholly owned subsidiary, SB One Bank (the “Bank”), formerly Sussex Bank.  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., Community Investing Company, Inc., ClassicLake Enterprises, LLC, GFR Maywood LLC, 490 Boulevard Realty Corp., PPD Holding Company, LLC and SB One Insurance Agency, Inc. (“SB One Insurance Agency”), formerly Tri-State Insurance Agency, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

Organization and Nature of Operations
The Company’s business is conducted principally through the Bank.  The Bank is a New Jersey state chartered bank and provides full banking services.  The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its eight branches located in Sussex County, New Jersey, two branches in Essex County, New Jersey, one branch in Warren County, New Jersey, one branch in Bergen County, New Jersey, one branch in Middlesex County, New Jersey, one branch in Union County, New Jersey, and  one in Queens County, New York.  As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.  SCB Investment Company, Inc., Community Investing Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  SB One Insurance provides insurance agency services mostly through the sale of property and casualty insurance policies.  ClassicLake Enterprises, LLC, and PPD Holding Company, LLC, GFR Maywood LLC and 490 Boulevard Realty Corp. hold certain foreclosed properties. In 2018, the Company opened a corporate office in Rockaway, New Jersey, a regional office and corporate centers in Wantage, New Jersey and Rochelle Park, New Jersey.

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

Business Combinations
The Company accounts for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located within Sussex, Bergen, and Essex Counties and adjacent counties in the states of New Jersey, New York and Pennsylvania.  Notes 4 and 5 discuss the types of securities that the Company invests in.  The types of lending that the Company engages are included in Note 6.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  The Company does not have any significant concentrations in any one industry or customer.

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  The FHLB stock was carried at $11.4 million and  $4.9 million for the years ended December 31, 2018 and 2017, respectively.

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

Purchased Credit Impaired (“PCI”) loans are loans acquired at a discount rate, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of December 31, 2018, we held $1.3 million in foreclosed residential real estate properties as a result of obtaining physical possession. As of December 31, 2017, we held $179 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of December 31, 2018 and 2017, we had consumer loans with a carrying value of $682 thousand and $180 thousand, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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

Bank-owned Life Insurance (“BOLI”)
BOLI is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset.  BOLI involves purchasing life insurance by the Company on a chosen group of employees in order to fund certain employee and director benefits.  The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as other income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $35.8 million at December 31, 2018 and $22.1 million at December 31, 2017.

Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At December 31, 2018 and 2017, the Company has recorded goodwill totaling $27.3 million and $2.8 million, respectively, consisting of $22.3 million from the acquisition of Community in 2018, $2.2 million from the acquisition of Enterprise in 2018, $2.3 million from the acquisition of an insurance agency in 2001 and $486 thousand from the acquisition of a bank branch in 2006.  In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  The Company periodically assesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting segment exceeded its book value; therefore, no write-down of goodwill was required.  Goodwill related to acquisitions is not deductible for tax purposes.

The balance of other intangible assets at December 31, 2018 totaled $2.1 million representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisitions of Community in January 2018 and Enterprise in December 2018. The Company did not have intangible assets at December 31, 2017. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years.

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2018.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2018 the Company had no material unrecognized tax benefits or accrued interest or penalties.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2015 remain subject to examination by respective tax authorities.

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

Stock Compensation Plans
The Company currently has multiple stock plans in place for employees and directors of the Company. U.S. GAAP requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The share-based compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  If pre-vesting termination (forfeiture) occurs, then any expense recognized to date can be reversed.

Effective in 2016, the Company and Bank amended the Directors’ Deferred Compensation Agreement (“DCA”) to permit directors of the Company and Bank to defer their board fees in the form of shares of to be held in Rabbi Trust. Fees deferred in the form of

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares placed in the Rabbi Trust are accounted for and disclosed in accordance with the applicable guidance specific to deferred compensation plans involving Rabbi Trusts contained within Accounting Standards Codification (“ASC”) section 710.
Earnings per Share
Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  The weighted-average common shares outstanding include the weighted-average number of shares of common stock outstanding and the weighted average number of unvested shares of participating restricted stock.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to unexercised outstanding stock options.  Potential common shares related to stock options are determined using the treasury stock method. Shares held by the Rabbi Trust are treated as treasury stock for purposes of basic and diluted earnings per share calculations while the related share obligations are reflection in the denominator of the earnings per share calculations in accordance with the provisions of ASC 260-10-45.

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

Insurance Agency Operations
SB One Insurance is a retail insurance broker operating in the State of New Jersey.  The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters.  The insurance agency places basic property and casualty, life and health coverage with about twenty different insurance carriers.  There are two main billing processes, direct billing (currently accounts for approximately 80% of revenues) and agency billing.

Revenue Recognition of SB One Insurance Agency
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

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

New Accounting Standards
In May 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-09 to amend its guidance on “Revenue from Contracts with Customers, (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) May 2016 (ASU 2016-12), December 2016 (ASU 2016-20), February 2017 (ASU 2017-05) and September 2017 (ASU 2017-13), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09. The amendments in Topic 606 are effective for public business entities for annual periods beginning after December 15, 2017. Approximately 80% of the Company’s revenue is comprised of interest income on financial assets, which are explicitly excluded from the scope of Topic 606.  With respect to the remaining elements of our non-interest income, management has identified revenue streams within the scope of the guidance, primarily insurance commissions and fees, service fees on deposits and ATM and debit card fees. Topic 606 states that revenue should be recognized when the entity satisfies a performance obligation by transferring goods or services to the customer. An asset is considered transferred when the customer obtains control of the asset and is able to use and obtain substantially all of the benefits of the asset. The entity then has to determine whether the performance obligation was satisfied over time or at a point in time to determine when to recognize revenue. For insurance commissions and fees, we determined based on the criteria presented in Topic 606 that once the contract is executed there is no further obligation by SB One Insurance; therefore, the revenue would be recognized at the time the contract period begins. For service fees on deposits and ATM/Debit Card fees, we determined based on the criteria presented in Topic 606 that the performance obligation was satisfied at a point in time since the customer obtains immediate control of the deposit accounts and ATM/Debit Card and there are no additional obligations that the entity performs over time; therefore, the revenue would be recognized as received. The Company recognized $6.6 million in insurance commissions and fees, $1.3 million in income for Service fees on deposit accounts and $983 thousand in ATM and debit card fees for the year ended December 31, 2018. The Company has and continues to present the revenue and associated costs on a net basis. ASU 2014-09 and related amendments were adopted effective January 1, 2018, using the cumulative effect approach. Under this alternative, the Company applied the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and did not recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years will not be restated and additional disclosures will be provided to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. The Company`s adoption of the ASU did not significantly change the recognition of revenue on the Company's consolidated financial statements. See Note 22 Revenue Recognition for additional information.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which was issued to clarify and correct untended application of the guidance in ASU 2016-02 (Topic 842). The amendments in this ASU affect aspects of the guidance issued in ASU 2016-02 and provide clarification to related topics, such as 1) Rate implicit in the lease; 2) Reassessment of leases; 3) Transition guidance; and 4) Impairment of net investment in the lease. In July 2018, the FASB also issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which provides guidance related to comparative reporting requirements for initial adoption and separating lease and non-lease components. Currently, entities are required to adopt the new standard utilizing the modified retrospective approach. This amendment provides

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities with an additional transition method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Currently, ASU 2016-02, provides a practical expedient to lessees to allow them to not separate non-lease components from lease components; however, it does not provide a similar practical expedient to lessors. This amendment provides a practical expedient to lessors which allows them the option to not separate non-lease components from the associated lease components. However, the lessor practical expedient is limited to circumstances in which the non-lease components would otherwise be account for under the new revenue guidance (Topic 606). In addition, both of the following conditions must be met: 1) the timing and pattern of transfer are the same for non-lease components and associated lease components 2) the lease component, if accounted for separately, would be classified as an operating lease. An entity that elects the lessor practical expedient is also required to provide certain disclosures. For entities that early adopted Topic 842 the amendments in these ASUs are effective upon issuance. The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.   Additionally, the Company elected to adopt the practical expedient use of hindsight to determine right if use asset and lease liability for each lease with a renewal option through their first option date. The Company also anticipates additional disclosures to be provided on its quarterly report on Form 10-Q for the quarter ended March 31, 2019.  Adoption of the standard did not result in material changes to the Company's consolidated results of operations. The Company's adoption of the ASU resulted in a right of use asset and lease liability of approximately $2.7 million at January 1, 2019. The impact of the adoption on the Company's operating results will not be significant.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has determined that a third-party vendor will assist with model development, data governance and operational controls to support the adoption of this ASU.  Model implementation, including development and validation, is set to be begin in the second quarter of 2019, as is the establishment of the control activities required to support the models.

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2018, FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220) which introduces guidance for stranded tax effects resulting from the re-measurement of deferred tax assets and liabilities due to the newly enacted Tax Act. The amendments in ASU 2018-02 would require a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects resulting from the re-measurement. The amount of the reclassification would be the difference between the amount initially charged or credited to other comprehensive income at the previous U.S. federal corporate income tax rate (34 percent) that remains in AOCI and the amount that would’ve been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate (21 percent). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities should apply the amendments in this ASU using a retrospective transition method to each period in which the effect of the change in U.S. federal corporate income tax rate in the “Tax Act” is recognized. Early application is permitted, including adoption in interim periods, for public business entities in which financial statements have not yet been issued and for all other entities in which financial statements have not been made available for issuance. As a result of the “Tax Act” the Company re-measured their deferred tax assets and liabilities utilizing the newly enacted federal corporate income tax rate which resulted in a reduction of $247 thousand in deferred tax liabilities related to elements of accumulated other comprehensive income and a related reduction of federal income tax of $247 thousand for the year ended December 31, 2017. The Company elected to early adopt this ASU and, accordingly, has reclassified the $247 thousand from accumulated other comprehensive income to retained earnings effective December 31, 2017. Such reclassification is reflected in the Company`s consolidated statements of stockholders' equity.
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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2018, the FASB issued ASU 2018-16: “Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendment permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. The amendments in this update should be applied prospectively for qualifying new or

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redesignated hedging relationships entered into on or after the date of adoption. The Company will evaluate the effect of ASU No. 2018-16 on the Company’s Consolidated Financial Statements.

NOTE 2 – ACQUISITIONS

On January 4, 2018 the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Community Merger”). The Community Merger enhanced and expanded SB One Bank’s presence in Bergen County, New Jersey with the addition of 3 full service branch locations in that county, which complements SB One Bank’s existing location in Oradell, New Jersey. Under the terms of the agreement, Community merged with and into SB One Bank, with SB One Bank being the surviving entity and each outstanding share of Community common stock was exchanged for 0.97 shares of the Company's common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the Community Merger and paid approximately $2 thousand in cash for fractional shares. Outstanding Community stock options were paid out in cash by the Company for a total payment of $140 thousand. Expenses related to the Community merger totaled $4.0 million and $1.2 million for the years ended December 31 2018 and 2017, respectively.

On December 21, 2018, the Company announced the successful completion of the merger with Enterprise Bank N.J. (“Enterprise”) in an all-stock transaction (the "Enterprise Merger"). The Enterprise Merger is expected to enhance and expand the Company's presence in Union, Middlesex and Essex Counties, New Jersey with the addition of 4 full service branch locations in those counties. Pursuant to the terms of the merger agreement, Enterprise merged with and into SB One Bank and each outstanding share of Enterprise common stock was exchanged for 0.4538 shares of the Company’s common stock. The Company issued 1,573,454 shares of its common stock, having an aggregate fair value of $32.4 million and paid approximately $1 thousand in cash for fractional shares. Outstanding Enterprise stock options were paid out in cash by the Company for a total payment of $1.6 million. Expenses related to the Enterprise merger totaled $1.8 million for the year ended December 31, 2018

Community

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

(Dollars in thousands)	January 4, 2018

Cash and cash equivalents	$6,693
Interest bearing time deposits with other banks	100
Securities available for sale	75,909
Other bank stock	1,155
Loans	236,010
Foreclosed real estate	1,312
Premises and equipment, net	10,612
Accrued interest receivable	824
Goodwill (banking segment)	22,298
Intangibles assets	1,331
Bank-owned life insurance	7,963
Other assets	1,677
Total Assets	$365,884

Deposits	$(301,157)
Borrowings	(12,000)
Other liabilities	(844)
Total Liabilities	$(314,001)
Net consideration paid - common shares issued	$51,883

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain pro forma information as if Community had been acquired on January 1, 2017 and January 1, 2018. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017 and January 1, 2018. In particular, no adjustments have been made to eliminate the amount of Community’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2017 and January 1,2 018. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenues (net interest income plus non-interest income)	$54,941	$47,280
Net Income	9,935	6,257
Basic and diluted earnings per share applicable to common stockholders	$1.25	$0.79
Following the closing of the Community Merger on January 4, 2018, the Company reported the results of the combined Company. The Company cannot disaggregate the additional revenue and income before extraordinary items provided by Community since the Company operates as one consolidated entity on its internal systems. The cumulative effect to the Company's net income and net income per share are reported on a consolidated basis for the period ended December 31, 2018.

Enterprise

The Enterprise acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimate using information available at the date of the acquisition, including the use of a third party valuation specialist. The following table summarized the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Enterprise.

(Dollars in thousands)	December 21, 2018

Cash and cash equivalents, net of stock options paid in cash	$9,153
Securities available for sale	2,193
Other bank stock	2,380
Loans	257,170
Foreclosed real estate	1,250
Premises and equipment, net	422
Accrued interest receivable	880
Goodwill (banking segment)	2,204
Intangibles assets	1,039
Other assets	3,064
Total Assets	$279,755

Deposits	$(197,321)
Borrowings	(47,106)
Other liabilities	(2,882)
Total Liabilities	$(247,309)
Net consideration paid - common shares issued	$32,446

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Investment securities available-for-sale
The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using open market pricing provided by multiple independent securities brokers. Management reviewed the open market quotes used in pricing the securities. A fair value discount of $100 thousand was recorded on the investments.
Loans
Loans acquired in the Enterprise acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Enterprise were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. The fair value of the acquired loans receivable had a gross amortized cost basis of $262.1 million. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. There was no credit adjustment for purchased credit impaired loans in the Enterprise acquisition.

(Dollars in thousands)
Gross amortized cost basis at December 21, 2018	$262,126
Fair value adjustment on general pooled loans	(4,956)
Fair value of acquired loans at December 21, 2018	$257,170
For loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into general pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $1.1 million.
Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, Enterprise and peer banks. The Company also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $3.9 million was determined. Both the interest rate and credit fair value adjustments will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.
Bank Premises
The Company acquired four branches of Enterprise, all of which were leased by Enterprise, at a discount of $282 thousand. The fair value of Enterprise’s premises was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located which will be amortized on a straight line basis over 3 years.
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
The core deposit intangible totaled $1.0 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method of the sum of the years digits. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes. The goodwill recognized from the merger with Enterprise was created based on the consideration paid by the Company for enhancing its presence in the Bergen County, NJ area in addition to our expected synergies from the combined operations of the Company and Enterprise.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $1.0 million is being amortized into income on a level yield amortization method over the contractual life of the deposits of 11.4 months and a weighted average life of 11.4 months.
Borrowings
The Company acquired borrowings at Enterprise's carrying value of $47.3 million at a weighted average rate of 2.23% with a fair value adjustment of $149 thousand. The fair value of borrowings represents the present value of the borrowings expected contracted payments discounted by market rates for similar borrowings. Market rates were obtained from the FHLB of New York as of December 21, 2018.
The following table presents certain pro forma information as if Enterprise had been acquired on January 1, 2017 and January 1, 2018. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and January 1, 2017 and January 1, 2018. In particular, no adjustments have been made to eliminate the amount of Enterprise’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2017 and January 1, 2018. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenues (net interest income plus non-interest income)	$64,827	$46,175
Net Income	12,496	7,283
Basic and diluted earnings per share applicable to common stockholders	$1.80	$0.84

The merger transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management has not finalized the accounting in connection with the merger and is still in the process of assessing the fair value of loans, other assets and other liabilities which can result in an adjustment to the Company's goodwill and deferred tax asset.

Following the closing of the Enterprise Merger on December 21, 2018, the Company reported the results of the combined Company. The Company cannot disaggregate the additional revenue and income before extraordinary items provided by Enterprise since the Company operates as one consolidated entity on its internal systems. The cumulative effect to the Company's net income and net income per share are reported on a consolidated basis for the period ended December 31, 2018.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SEGMENT REPORTING

Segment information for 2018 and 2017 is as follows:

(Dollars in thousands)	Banking and Financial Services	Insurance Services	Total
Year Ended December 31, 2018:
Net interest income from external sources	$44,080	$—	$44,080
Other income from external sources	3,975	6,774	$10,749
Depreciation and amortization	1,809	27	$1,836
Income before income taxes	10,987	1,995	$12,982
Income tax expense	2,261	798	$3,059
Total assets	1,790,851	4,852	$1,795,703

Year Ended December 31, 2017:
Net interest income from external sources	$29,088	$—	$29,088
Other income from external sources	2,864	5,421	$8,285
Depreciation and amortization	1,037	24	$1,061
Income before income taxes	8,757	1,413	$10,170
Income tax expense	3,914	565	$4,479
Total assets	975,123	4,260	$979,383

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis by the above pricing observability levels as of December 31, 2018 and 2017:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2018
U.S. government agencies	$24,794	$—	$24,794	$—
U.S. government sponsored agency	20,362	—	20,362	—
State and political subdivisions	60,362	—	60,362	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	73,613	—	73,613	—
Corporate debt	3,008	—	3,008	—
Derivative instruments
Interest rate swaps	1,336	—	1,336	—

December 31, 2017
U.S. government agencies	$18,861	$—	$18,861	$—
U.S. government sponsored agency	6,061	—	6,061	—
State and political subdivisions	41,234	—	41,234	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,544	—	30,544	—
Corporate debt	2,030	—	2,030	—
Derivative instruments
Interest rate swaps	1,451	—	1,451	—

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2018
Impaired loans	$1,785	$—	$—	$1,785
Foreclosed real estate	730	—	—	$730

December 31, 2017
Impaired loans	$1,794	$—	$—	$1,794
Foreclosed real estate	568	—	—	$568

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$1,785	Appraisal of	Appraisal	0% to -100.0%
		collateral	adjustments (1)	(-7.8%)
Foreclosed real estate	730	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2017
Impaired loans	$1,794	Appraisal of	Appraisal	0% to -8.2%
		collateral	adjustments (1)	(-0.2%)
Foreclosed real estate	568	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

(1)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2018 and 2017:

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

Other Real Estate Owned (Carried at Fair Value):
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, a writedown is recorded through expense.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial instruments at December 31, 2018 and 2017 were as follows:

	December 31, 2018
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$26,678	$26,678	$26,678	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	182,139	182,139	—	182,139	—
Securities held to maturity	4,078	4,152	—	4,152	—
Other Bank Stock	11,764	11,764	—	11,764	—
Loans receivable, net of allowance	1,466,000	1,428,094	—	—	1,428,094
Accrued interest receivable	6,546	6,546	—	6,546	—
Interest rate swaps	1,336	1,336	—	1,336	—
Financial liabilities:
Non-maturity deposits	965,065	965,065	—	965,065	—
Time deposits	388,874	383,264	—	383,264	—
Short-term borrowings	175,295	175,366	175,366	—	—
Long-term borrowings	44,611	44,365	—	44,365	—
Subordinated debentures	27,859	26,840	—	26,840	—
Accrued interest payable	1,480	1,480	—	1,480	—

	December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$11,646	$11,646	$11,646	$—	$—
Time deposits with other banks	100	100	—	100	—
Securities available for sale	98,730	98,730	—	98,730	—
Securities held to maturity	5,304	5,430	—	5,430	—
Other Bank stock	4,925	4,925	—	4,925	—
Loans receivable, net of allowance	813,365	788,119	—	—	788,119
Accrued interest receivable	2,472	2,472	—	2,472	—
Interest rate swaps	1,451	1,451	—	1,451	—
Financial liabilities:
Non-maturity deposits	563,694	563,694	—	563,694	—
Time deposits	198,797	197,549	—	197,549	—
Short-term borrowings	55,350	55,335	55,335	—	—
Long-term borrowings	35,000	34,761	—	34,761	—
Subordinated debentures	27,848	25,259	—	25,259	—
Accrued interest payable	470	470	—	470	—

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government agencies	$25,161	$4	$(371)	$24,794
U.S. government sponsored agencies	20,404	38	(80)	20,362
State and political subdivisions	60,457	445	(540)	60,362
Mortgage-backed securities -
U.S. government-sponsored enterprises	74,670	100	(1,157)	73,613
Corporate debt	3,000	8	—	3,008
	$183,692	$595	$(2,148)	$182,139
December 31, 2017
U.S. government agencies	$18,799	$90	$(28)	$18,861
U.S. government sponsored agencies	6,054	8	(1)	$6,061
State and political subdivisions	40,470	896	(132)	41,234
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,958	65	(479)	30,544
Corporate debt	2,000	30	—	2,030
	$98,281	$1,089	$(640)	$98,730

Securities with a carrying value of approximately $2.5 million and $17.3 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.
The amortized cost and fair value of securities available for sale at December 31, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	6,802	6,801
Due after ten years	56,655	56,569
Total bonds and obligations	63,457	63,370
U.S. government agencies	25,161	24,794
U.S. government sponsored agencies	20,404	20,362
Mortgage-backed securities:
U.S. government-sponsored enterprises	74,670	73,613
Total available for sale securities	$183,692	$182,139
Gross gains on sales of securities available for sale were $46 thousand and $339 thousand and gross losses were $10 thousand and $348 thousand for the years ended December 31, 2018 and 2017, respectively.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities
The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. government agencies	$18,998	$(316)	$2,593	$(55)	$21,591	$(371)
U.S. government sponsored agencies	10,348	(80)	—	—	10,348	(80)
State and political subdivisions	17,164	(204)	18,785	(336)	35,949	(540)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,547	(271)	28,773	(886)	59,320	(1,157)
Total temporarily impaired securities	$77,057	$(871)	$50,151	$(1,277)	$127,208	$(2,148)
December 31, 2017
U.S. government agencies	$5,280	$(28)	$—	$—	$5,280	$(28)
US. government sponsored agencies	3,469	(1)	—	—	3,469	(1)
State and political subdivisions	5,212	(42)	3,701	(90)	8,913	(132)
Mortgage-backed securities -
U.S. government-sponsored enterprises	8,403	(212)	12,935	(267)	21,338	(479)
Total temporarily impaired securities	$22,364	$(283)	$16,636	$(357)	$39,000	$(640)

As of December 31, 2018, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies
At December 31, 2018 and 2017, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2018, there were eighteen securities with a fair value of $21.6 million that had an unrealized loss that amounted to $371 thousand.  As of December 31, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at December 31, 2018, were deemed to be other-than-temporarily impaired.

At December 31, 2017, there were three securities with a fair value of $5.3 million that had an unrealized loss that amounted to $28 thousand.

U.S. Government Sponsored Agencies
At December 31, 2018, the decline in fair value and the unrealized losses for our U.S. government sponsored agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2018, there were six securities with a fair value of $10.3 million that had an unrealized loss that amounted to $80 thousand.  As of December 31, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored agency securities at December 31, 2018, were deemed to be other-than-temporarily impaired.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, there were two securities with a fair value of $3.5 million that had an unrealized loss that amounted to $1 thousand.

State and Political Subdivisions
At December 31, 2018 and 2017, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At December 31, 2018, there were 34 securities with a fair value of $35.9 million that had an unrealized loss that amounted to $540 thousand.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our state and political subdivision securities at December 31, 2018, were deemed to be other-than-temporarily-impaired.

At December 31, 2017, there were 9 securities with a fair value of $8.9 million that had an unrealized loss of $132 thousand.

Mortgage-Backed Securities
At December 31, 2018 and 2017, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At December 31, 2018, there were 38 securities with a fair value of $59.3 million that had an unrealized loss of $1.2 million.  As of December 31, 2018, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at December 31, 2018, were deemed to be other-than-temporarily impaired.

At December 31, 2017, there were 16 securities with a fair value of $21.3 million that had an unrealized loss of $479 thousand.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
State and political subdivisions	$4,078	$74	$—	$4,152
December 31, 2017
State and political subdivisions	$5,304	$127	$(1)	$5,430

During the twelve months ended December 31, 2018 and 2017, the Company did not sell any securities out of its held to maturity portfolio.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities held to maturity at December 31, 2018 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,279	$1,279
Due after one year through five years	251	252
Due after five years through ten years	2,548	2,621
Due after ten years	—	—
Total held to maturity securities	$4,078	$4,152

Temporarily Impaired Securities
The following table shows our held to maturity investments’ gross unrealized losses and fair value with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at December 31, 2017.  At December 31, 2018, there were no securities that had an unrealized loss.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
State and political subdivisions	$254	$(1)	$—	$—	$254	$(1)

As of December 31, 2018, we reviewed our held to maturity investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

State and Political Subdivisions
At December 31, 2018, there were no securities that had an unrealized loss.  At December 31, 2018, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.

At December 31, 2017, there was one security with a fair value $254 thousand that had an unrealized loss of $1 thousand.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS

The composition of net loans receivable at December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Commercial and industrial loans	$81,709	$54,759
Construction	142,321	42,484
Commercial real estate	878,449	551,445
Residential real estate	370,955	171,844
Consumer and other	2,393	1,130
	1,475,827	821,662
Unearned net loan origination fees	(1,052)	(962)
Allowance for loan losses	(8,775)	(7,335)
Net loans receivable	$1,466,000	$813,365

Mortgage loans serviced for others are not included in the accompanying balance sheets.  The total amount of loans serviced for the benefit of others was approximately $229 thousand and $239 thousand at December 31, 2018 and 2017, respectively.  Mortgage servicing rights were immaterial at December 31, 2018 and 2017.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $3.0 million at December 31, 2018, which was $600 thousand less than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Year ended December 31, 2018
Accretable yield, beginning balance	$—
Acquisition of impaired loans	846
Accretable yield amortized to interest income	(307)
Reclassification from non-accretable difference	—
Accretable yield, ending balance	$539

There were no PCI loans in 2017.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Year Ended:
December 31, 2018
Beginning balance	$208	$336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	(26)	(22)	(69)	—	(128)
Recoveries	3	—	17	91	20	—	131
Provision	403	327	399	270	46	(8)	1,437
Ending balance	$603	$663	$5,575	$1,371	$23	$540	$8,775
December 31, 2017
Beginning balance	$110	359	$3,932	$899	$19	$1,377	$6,696
Charge-offs	(13)	—	(874)	(49)	(37)	—	(973)
Recoveries	2	—	7	10	7	—	26
Provision	109	(23)	2,120	172	37	(829)	1,586
Ending balance	$208	$336	$5,185	$1,032	$26	$548	$7,335

The following table presents the balance in the allowance of loan losses at December 31, 2018 and 2017 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2018
Commercial and industrial	$603	$152	$451	$81,709	$372	$81,337
Construction	663	—	$663	142,321	—	$142,321
Commercial real estate	5,575	274	$5,301	878,449	15,760	$862,689
Residential real estate	1,371	89	$1,282	370,955	4,572	$366,383
Consumer and other loans	23	—	$23	2,393	—	2,393
Unallocated	540	—	—	—	—	—
Total	$8,775	$515	$7,720	$1,475,827	$20,704	$1,455,123
December 31, 2017
Commercial and industrial	$208	$—	$208	$54,759	$20	$54,739
Construction	336	—	$336	42,484	—	$42,484
Commercial real estate	5,185	28	$5,157	551,445	4,763	$546,682
Residential real estate	1,032	10	$1,022	171,844	2,064	$169,780
Consumer and other loans	26	—	$26	1,130	—	$1,130
Unallocated	548	—	—	—	—	—
Total	$7,335	$38	$6,749	$821,662	$6,847	$814,815

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An age analysis of loans receivable which were past due as of December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2018
Commercial and industrial	$491	$—	$372	$863	$80,846	$81,709	$—
Construction	—	582	—	582	141,739	$142,321	—
Commercial real estate	2,282	—	15,760	18,042	860,407	$878,449	—
Residential real estate	393	35	4,572	5,000	365,955	$370,955	—
Consumer and other	4	1	—	5	2,388	$2,393	—
Total	$3,170	$618	$20,704	$24,492	$1,451,335	$1,475,827	$—
December 31, 2017
Commercial and industrial	$—	$—	$20	$20	$54,739	$54,759	$—
Construction	—	—	105	105	42,379	$42,484	—
Commercial real estate	4,935	126	4,313	9,374	542,071	$551,445	—
Residential real estate	1,304	122	1,582	3,008	168,836	$171,844	—
Consumer and other	8	1	—	9	1,121	$1,130	—
Total	$6,247	$249	$6,020	$12,516	$809,146	$821,662	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans. At both December 31, 2018 and 2017, there were no loans 90 days past due and still accruing.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at December 31, 2018 and 2017 were:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Commercial and industrial	$372	$20
Construction	—	105
Commercial real estate	15,760	4,313
Residential real estate	4,572	1,582
Consumer and other	—	—
Total	$20,704	$6,020

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Residential and consumer loans are rated non-performing if they are delinquent in payments ninety or more days, or a TDR with less than six (6) months current contractual performance or past maturity. All other residential and consumer loans not rated pass or better are reviewed on a case by case basis at the time of a credit event.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2018 and 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial and industrial	$80,977	$32	$700	$—	$81,709
Construction	141,871	—	450	—	$142,321
Commercial real estate	855,180	3,908	19,361	—	$878,449
	$1,078,028	$3,940	$20,511	$—	$1,102,479

December 31, 2017
Commercial and industrial	$54,405	$189	$165	$—	$54,759
Construction	42,379	105	—	—	$42,484
Commercial real estate	537,636	3,508	10,301	—	$551,445
	$634,420	$3,802	$10,466	$—	$648,688

(Dollars in thousands)	Residential Real Estate	Consumer
December 31, 2018
Performing	$366,408	$2,393
Non-Performing	4,547	—
Total	$370,955	$2,393

December 31, 2017
Performing	$168,837	$1,130
Non-Performing	3,007	—
Total	$171,844	$1,130

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2018 and 2017 and for the years then ended:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial and industrial	$—	$10	$—	$4	$—
Construction	—	—	—	21	—
Commercial real estate	13,745	13,745	—	9,774	102
Residential real estate	2,790	2,790	—	3,082	48
With an allowance recorded:
Commercial and industrial	372	572	152	195	—
Commercial real estate	2,015	2,437	274	1,291	4
Residential real estate	1,782	2,329	89	714	—
Consumer and other	—	—	—	—	—
Total:
Commercial and industrial	372	582	152	199	—
Construction	—	—	—	21	—
Commercial real estate	15,760	16,182	274	11,065	106
Residential real estate	4,572	5,119	89	3,796	48
Consumer and other	—	—	—	—	—
	$20,704	$21,883	$515	$15,081	$154

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Commercial and industrial	$20	$20	$—	$20	$—
Commercial real estate	3,834	4,158	—	3,217	31
Residential real estate	1,844	1,877	—	1,731	20
With an allowance recorded:
Commercial and industrial	—	—	—	3	—
Commercial real estate	929	1,392	28	1,557	8
Residential real estate	220	223	10	191	1
Consumer and other	—	—	—	—	—
Total:
Commercial and industrial	20	20	—	23	—
Commercial real estate	4,763	5,550	28	4,774	39
Residential real estate	2,064	2,100	10	1,922	21
Consumer and other	—	—	—	—	—
	$6,847	$7,670	$38	$6,719	$60

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2018 and 2017 based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Residential Real Estate	Total
December 31, 2018
Performing	$431	$475	$906
Non-performing	1,531	517	2,048
Total	$1,962	$992	$2,954
December 31, 2017
Performing	$449	$483	$932
Non-performing	1,594	242	1,836
Total	$2,043	$725	$2,768

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of December 31, 2018, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There was one TDR with an outstanding balance of $306 thousand that occurred during the year ended December 31, 2018. There were three TDRs with an outstanding balance of $615 thousand that occurred during the year ended December 31, 2017.  The following table summarize TDRs that occurred during the years ended December 31, 2018 and 2017.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
December 31, 2018
Residential real estate	1	$514	$306

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
December 31, 2017
Residential real estate	3	$637	$615

The TDRs described above did not require an allocation of the allowance for credit losses, nor were any charge-offs recorded subsequent to modification during the years ended December 31, 2018 and 2017.

There were no TDRs for which there were payment defaults within twelve months following the date of the restructuring for the year ended December 31, 2018.

There was one TDR for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2017.

Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.  There were no charge-offs on defaulted TDRs during the years ended December 31, 2018 and 2017.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Land and land improvements	$3,378	$1,740
Building and building improvements	15,194	6,744
Leasehold improvements	3,351	2,182
Furniture, fixtures and equipment	8,382	6,048
Assets in progress	879	172
	31,184	16,886
Accumulated depreciation	(11,969)	(8,497)
Premises and equipment, net	$19,215	$8,389

 During the years ended December 31, 2018 and 2017, depreciation expense totaled $1.6 million and $1.1 million, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $27.3 million and $2.8 million at December 31, 2018 and 2017, respectively. The increase was due to the merger with Community with total goodwill amounting to $22.3 million, and Enterprise, with total goodwill amounting to $2.2 million. Goodwill at December 31, 2017, included $2.3 million related to insurance segment and $486 thousand related to banking segment. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value, therefore, no write-down of goodwill was required at September 30, 2018. The estimated fair value of the insurance segment exceeded its carrying value by 17% at September 30, 2018.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition and $1.1 million for the Enterprise acquisition. For the period ended December 31, 2018, the Company amortized $247 thousand in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2019	$405
2020	364
2021	320
2022	277
2023	234

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEPOSITS

The components of deposits at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Demand, non-interest bearing	$259,807	$146,167
Savings, money market and interest-bearing demand	705,258	417,527
Time deposits less than $100 thousand	205,372	84,299
Time deposits $100 thousand and over	183,502	114,498
Total deposits	$1,353,939	$762,491

Included in time deposits at December 31, 2018 and 2017, were brokered deposits of $188.3 million and $130.6 million, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
Within one year	$267,610
One to two years	73,342
Two to three years	29,358
Three to four years	10,622
After four years	7,942
$388,874

Certificates of deposits with balances of $250 thousand or more at December 31, 2018 and 2017, totaled approximately $72.2 million and $41.0 million, respectively. Deposit overdrafts totaled $231 thousand and $161 thousand at December 31, 2018 and 2017, respectively, and are included in the Company's Consumer and other loan balance (Refer to Note 6 - Loans).

NOTE 11 – BORROWINGS

At December 31, 2018, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $367.9 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $367.9 million.  At December 31, 2018, the Bank had the ability to borrow up to $179.6 million at FHLBNY and $10.0 million at ACBB.

At December 31, 2018 and 2017, the Company had $175.3 million and $55.4 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 2.66% and 1.58%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

At December 31, 2018 and 2017 the Bank had the following long-term fixed rate borrowings:

(Dollars in thousands)	Borrowing Institution	Interest Rate	Balance at December 31,
Maturity Date			2018	2017
January 16, 2018	FHLBNY	1.18%	$—	$5,000
July 17, 2018	FHLBNY	1.65%	—	5,000
September 19, 2018	FHLBNY	1.83%	—	5,000
January 8, 2019	FHLBNY	1.68%	1,000	—
February 4, 2019	FHLBNY	1.53%	5,000	5,000
February 8, 2019	FHLBNY	1.70%	1,000	—
March 18, 2019	FHLBNY	1.45%	949	—
April 8, 2019	FHLBNY	1.73%	1,170	—
May 30, 2019	FHLBNY	1.91%	1,005	—
May 7, 2019	FHLBNY	2.39%	1,250	—
June 12, 2019	FHLBNY	1.52%	1,000	—
July 30, 2019	FHLBNY	2.19%	1,000	—
August 2, 2019	FHLBNY	1.05%	2,500	—
September 30, 2019	FHLBNY	2.21%	1,000	—
October 30, 2019	FHLBNY	2.22%	746	—
November 8, 2019	FHLBNY	2.38%	1,000	—
December 9, 2019	FHLBNY	2.39%	1,000	—
January 15, 2020	FHLBNY	1.66%	5,000	5,000
March 9, 2020	FHLBNY	2.43%	1,000	—
May 7, 2020	FHLBNY	2.68%	1,045	—
May 7, 2020	FHLBNY	2.68%	308	—
June 12, 2020	FHLBNY	1.69%	741	—
June 15, 2020	FHLBNY	2.69%	1,000	—
July 14, 2020	FHLBNY	2.70%	789	—
July 14, 2020	FHLBNY	2.70%	520	—
September 8, 2020	FHLBNY	2.51%	680	—
October 5, 2020	FHLBNY	1.78%	5,000	5,000
December 23, 2020	FHLBNY	2.79%	852	—
January 20, 2021 (1)	FHLBNY	2.07%	5,000	5,000
March 23, 2021	FHLBNY	2.83%	1,200	—
June 23, 2021	FHLBNY	3.07%	2,000	—
Fair value adjustment on acquired borrowings			(144)	—
			$44,611	$35,000
(1) $5 million FHLB borrowing has a quarterly putable option that ends at maturity

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt in years subsequent to December 31, 2018 are as follows:

(Dollars in thousands)
Within one year	$19,476
One to two years	16,935
Two to three years	8,200
Three to four years	—
Four to five years	—
After five years	—
$44,611

At December 31, 2018 the Company had $44.6 million in long-term fixed rate advances.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, the Company entered into four interest rate swap agreements used to hedge the variable cash outflows associated with two future three month FHLB borrowings totaling $75.0 million, with an effective date of September 15, 2018, two interest rate swaps mature September 15, 2021 with fixed rates of 2.89% and 2.85%, and the other two mature September 15, 2022 with fixed rates of 2.90% and 2.86%. During the year ended December 31, 2017 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  In addition, during the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company implemented this program during the quarter ended March 31, 2016.

During the twelve months ended December 31, 2018 the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at December 31, 2018 and 2017:

	December 31, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$768	Other Assets	March 15, 2026
December 15, 2016	5,000	246	Other Assets	December 15, 2026
June 15, 2017	6,000	285	Other Assets	June 15, 2027
December 15, 2017	10,000	554	Other Assets	December 15, 2027
December 15, 2017	5,000	261	Other Assets	December 15, 2027
September 15, 2018	20,000	(176)	Other Assets	September 15, 2021
September 15, 2018	20,000	(266)	Other Assets	September 15, 2022
September 15, 2018	17,500	(134)	Other Assets	September 15, 2021
September 15, 2018	17,500	(203)	Other Assets	September 15, 2022
Total	$113,500	$1,335

	December 31, 2017
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$610	Other Assets	March 15, 2026
December 15, 2016	5,000	161	Other Assets	December 15, 2026
June 15, 2017	6,000	170	Other Assets	June 15, 2027
December 15, 2017	10,000	352	Other Assets	December 15, 2027
December 15, 2017	5,000	158	Other Assets	December 15, 2027
Total	$38,500	$1,451

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the years ended December 31, 2018 and 2017:
໿

	Year Ended December 31, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$110	Not applicable	$—
December 15, 2016	60	Not applicable	—
June 15, 2017	80	Not applicable	—
December 15, 2017	141	Not applicable	—
December 15, 2017	72	Not applicable	—
September 15, 2018	(123)	Not applicable	—
September 15, 2018	(186)	Not applicable	—
September 15, 2018	(94)	Not applicable	—
September 15, 2018	(142)	Not applicable	—
Total	$(82)		$—

	Year Ended December 31, 2017
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(11)	Not applicable	$—
December 15, 2016	(1)	Not applicable	—
June 15, 2017	(19)	Not applicable	—
December 15, 2017	(57)	Not applicable	—
December 15, 2017	(29)	Not applicable	—
Total	$(117)		$—

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable rate borrowing positions.  During the year ended December 31, 2018, the Company had $5 thousand of reclassifications to interest income. During the year ended December 31, 2017, the Company had $124 thousand of reclassifications to interest expense.  During the next twelve months, the Company estimates that $111 thousand will be reclassified to interest expense.

Offsetting derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017. The derivative financial instruments are subject to separate master netting agreements with two counterparties and as required under the master netting arrangements with its derivatives counterparties, the Company received financial collateral in the amount of $2.5 million and $1.2 million at December 31, 2018 and 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
(Dollars in thousands)
December 31, 2018
Assets:
Interest Rate Swaps	$2,114	—	$1,672	—	$2,460	$(788)
Total	$2,114	—	$1,672	—	$2,460	$(788)

Liabilities:
Interest Rate Swaps	$(779)	—	$(337)	—	—	$(337)
Total	$(779)	—	$(337)	—	—	$(337)

December 31, 2017
Assets:
Interest Rate Swaps	$1,451	—	$1,451	—	$1,200	$251
Total	$1,451	—	$1,451	—	$1,200	$251

Liabilities:
Interest Rate Swaps	—	—	—	—	—	—
Total	—	—	—	—	—	—

NOTE 13 – SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors.  Sussex Capital Trust II purchased $12.9 million of variable rate subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 4.23% and 3.03% at December 31, 2018 and 2017, respectively.  The capital securities are currently redeemable by the Company at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

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

NOTE 14 – LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company has operating lease agreements expiring in various years through 2028.  The Company has the option to extend the lease agreements for additional lease terms.  The Company is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on its leased facilities.

Future minimum payments under non-cancellable leases by year are as follows as of December 31, 2018:

(Dollars in thousands)
2019	$999
2020	524
2021	153
2022	45
2023	45
Thereafter	361
$2,127

Rent expense was $684 thousand and $659 thousand for the years ended December 31, 2018 and 2017, respectively. Sub-rental income was $278 thousand and $29 thousand for the years ended December 31, 2018 and 2017, respectively.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees.  Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan.  Highly compensated employees are restricted to a contribution up to 7% of their salary.  The Company provides a 50% match of the employee's contribution up to 6% of the employee's annual salary.  The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2018 and 2017 was $240 thousand and $153 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company.  Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit.  Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010.  For the years ended December 31, 2018 and 2017,  $25 thousand and $46 thousand, respectively, were charged to expense in connection with the Plans.  At December 31, 2018 and 2017, the carrying value of the Supplemental Plans was $542 thousand and $632 thousand,  respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”).  The purpose of the Incentive Plan is to motivate and reward participants for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly.  At December 31, 2018 and 2017, the carrying value of deferred compensation was $234 thousand and $218 thousand, respectively.

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

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability.  Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years.  At December 31, 2018 and 2017, the liability for the DCA was $25 thousand and $24 thousand, respectively. The DCA liability of $25 thousand at December 31, 2018, consisted entirely of amounts deferred under the interest rate earnings election; the liability of $24 thousand at December 31, 2017, consisted entirely of amounts deferred under the interest rate earnings election . During 2016, the amounts deferred under the common stock performance election were transferred into the stock account administered through the Rabbi Trust. In conjunction with the DCA, at December 31, 2018, 99,029 shares of Company common stock were held in the Rabbi Trust.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP.  Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5-year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment.  At December 31, 2018 and 2017, the carrying value of the SERP was $535 thousand and $426 thousand, respectively.

NOTE 16 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income, both before tax and net of tax, are as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive (loss) income:
Fair value adjustments on derivatives	$(116)	$(33)	$(83)	$(196)	$(78)	$(118)
Fair value adjustments on retirement benefits	11	3	8	—	—	—
Unrealized (loss) gains on available for sale securities	(1,966)	(512)	(1,454)	1,682	672	1,010
Reclassification adjustment for net loss (gains) on securities transactions included in net income	(36)	(11)	(25)	9	4	5
Total other comprehensive income	$(2,107)	$(553)	$(1,554)	$1,495	$598	$897

Reclassification adjustments for (loss) gains loss on securities transactions of $(36) thousand and $9 thousand for the years ended December 31, 2018 and 2017, respectively, are presented in the income statement within the line item for net gain on securities transactions.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The other components of accumulated other comprehensive (loss) income included in stockholders` equity at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Unrealized (loss) gain on available for sale investments	$(1,152)	$270
Unrealized gain on derivative instruments	977	870
Unrealized gain on retirement benefits	8	—
Reclassification due to the adoption of ASU 2018-02	—	247
Accumulated other comprehensive (loss) income	$(167)	$1,387

NOTE 17 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

(In thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2018:
Shares Outstanding (weighted average)		7,874,676
Shares held by Rabbi Trust		99,029
Share liability under deferred compensation agreement		(99,029)
Basic earnings per share:
Net earnings applicable to common stockholders	$9,923	7,874,676	$1.26
Effect of dilutive securities:
Unvested stock awards	—	46,593
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$9,923	7,921,269	$1.25

Year Ended December 31, 2017:
Shares Outstanding (weighted average)		5,359,430
Shares held by Rabbi Trust		93,977
Share liability under deferred compensation agreement		(93,977)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,691	5,359,430	$1.06
Effect of dilutive securities:
Unvested stock awards	—	44,951
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,691	5,404,381	$1.05

There were 0 and 13,317 shares of options outstanding during December 31, 2018 and 2017, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 18 – STOCK INCENTIVE PLANS

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Options granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options.  Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant.  As of December 31, 2018, there were no authorized shares available for future grants under the 2004 Plan.

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons.  Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary.  Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant.  Restricted stock awards may be made to any plan participant.  As of December 31, 2018, there were 36,332 shares available for future grants under the 2013 Plan.

Information regarding the Company's restricted stock grants activity for the years ended December 31, 2018 and 2017 are as follows:

	2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	85,761	$18.34	80,743	$10.51
Granted (vesting period between 3-5 years)	50,045	28.85	53,554	22.02
Forfeited	(4,148)	17.66	(4,057)	12.58
Vested	(34,193)	16.39	(44,479)	9.09
Unvested restricted stock, end of period	97,465	$24.45	85,761	$18.34

Total stock-based compensation related to restricted stock awards was $767 thousand and $660 thousand for the years ended December 31, 2018 and December 31, 2017, respectively.  As of December 31, 2018 and 2017, there were $1.6 million and $918 thousand, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years and 2.2 years.

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

Stock option transactions under all plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	69,123	$11.10
Options granted	—	—
Options expired	—	—
Options exercised	—	—
Outstanding, December 31, 2017	69,123	11.10
Options granted	—	—
Options expired	—	—
Options exercised	—	—
Outstanding, December 31, 2018	69,123	$11.10	6.4	$645,686
Exercisable, December 31, 2018	42,629	$10.72	6.2	$414,504

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Number Exercisable
9.97	32,000	5.9	25,600
10.25	10,907	6.1	6,543
12.83	26,216	7.2	10,486
	69,123	6.4	42,629

There were no options exercised in 2018 and 2017.

Total stock-based compensation related to stock options was $49 thousand for the years ended December 31, 2018 and 2017, respectively.

There were no options granted during the year ended December 31, 2018 and 2017. The weighted average expected life of stock options represents the period of time that the stock options are expected to be outstanding and is estimated using historical data of stock option exercises and estimated forfeiture rates. Expected future expense relating to the non-vested options outstanding as of December 31, 2018 is $67 thousand over a weighted average period of 1.4 years. Upon exercise of vested options, management expects to draw on authorized unissued stock as the source of the shares.

NOTE 19 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax.  The components of income tax expense for the years ended December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Current:
Federal	$2,112	$2,859
State	1,393	983
	3,505	3,842
Deferred:
Federal	(51)	741
State	(395)	(104)
	(446)	637
	$3,059	$4,479
The reconciliation of the statutory federal income tax at a rate of 21% and 34%, respectively, to the income tax expense included in the statements of income and comprehensive income for the years ended December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	2018		2017
Federal income tax at statutory rate	$2,726	21%	$3,458	34%
Tax exempt interest	(371)	(3)	(438)	(4)
State income tax, net of federal income tax effect	788	6	580	6
Rate change impact	—	—	942	9
Bank owned life insurance	(160)	(1)	(178)	(2)
M&A expenses	171	1	263	3
Other	(95)	—	(148)	(2)
	$3,059	24%	$4,479	44%

The components of the net deferred tax asset at December 31, 2018 and 2017 are as follows:

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,069	$2,016
Deferred compensation	462	357
Deferred Fees	—	3
Foreclosed real estate	99	186
Restricted stock	258	188
Unrealized loss on securities available for sale	401	—
Other	759	468
Total deferred tax assets	4,048	3,218
Deferred tax liabilities:
Depreciation	(26)	(448)
Prepaid expenses	(66)	(32)
Purchase accounting	(51)	—
Unrealized gain on retirement benefit plan	(3)	—
Unrealized gain on securities, available for sale	—	(122)
Unrealized gain on interest rate swaps	(358)	(391)
Total deferred tax liabilities	(504)	(993)
Net deferred tax asset, included in other assets	$3,544	$2,225

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

NOTE 20 – TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

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

The related party loan activity for the years ended December 31, 2018 and 2017 is summarized as follows:

(Dollars in thousands)	2018	2017
Balance, beginning	$21,564	$10,332
Disbursements	9,852	12,306
Repayments and other	(2,493)	(1,074)
Balance, ending	$28,923	$21,564

Deposits from certain executive officers, directors and their affiliates at December 31, 2018 and 2017 totaled $45.5 million and $9.6 million, respectively.

Certain related parties of the Company provided legal services and appraisal services to the Company.  Legal services provided by related parties totaled $39 thousand and $19 thousand for the years ended December 31, 2018 and 2017, respectively.  Appraisal services provided by related parties totaled $9 thousand and $0 thousand for the years ended December 31, 2018 and 2017, respectively. The Company also paid rent to related parties for an office location in the amount of $152 thousand and $148 thousand for the years ended December 31, 2018 and 2017, respectively.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the Company's financial instrument commitments at December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	2018	2017
Commitments to grant loans	$87,722	$87,630
Unfunded commitments under lines of credit	184,523	93,555
Outstanding standby letters of credit	1,376	485

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

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  These standby letters of credit expire within twelve months, although many have automatic renewal provisions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2018 and 2017 for guarantees under standby letters of credit issued is not material.

NOTE 22 – REVENUE RECOGNITION
Effective July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as securities and premises and equipment. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the Company satisfies its performance obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and insurance contracts.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within other income. The following table presents the Company’s sources of other income for the years ended December 31, 2018 and 2017. Sources of revenue outside the scope of ASC 606 are noted as such.

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In Thousands)	Year Ended December 31,
	2018	2017
Other income:
Service fees on deposit accounts	$1,290	$1,123
ATM and debit card fees	983	777
Bank-owned life insurance (1)	761	522
Insurance commissions and fees	6,640	5,326
Investment brokerage fees (1)	104	24
Net gain (loss) on sales of securities (1)	36	(9)
Net gain on sale and disposal of premises and equipment (1)	9	7
Other	926	515
Total Other Income	$10,749	$8,285

(1) Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Fees on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income

The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

Insurance commissions and fees

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

Other

Other fees consist of revenues that are both in scope and out of scope of ASC 606. Other fee revenues in scope of ASC 606 are made up of wire transfer fees for deposit customers, other agency fee income for SB One Insurance, and other deposit related fees. Revenues for such fees are recognized at the point the fee is incurred by the customer.

NOTE 23 – STOCKHOLDERS' EQUITY, CAPITAL AND REGULATORY MATTERS

In 2017, the Company closed a public offering of 1,136,363 shares of the Company’s common stock at a public offering price of $24.00 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 113,636 shares of its

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock, which was exercised in full by the Underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the Underwriters’ option) after deducting underwriting discounts and commissions was $28.0 million, which will be used for general corporate purposes. The Company incurred $470 thousand in offering expenses which reduced net proceeds.

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank.  The total of those reserve balances was approximately $4.4 million at December 31, 2018.

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

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2018 and 2017 are presented below:

	Actual		For Capital Adequacy Purposes plus Capital Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total capital (to risk-weighted assets):	$188,647	12.94%	>143,984	>9.88%	>145,733	>10.00%
Tier I capital (to risk-weighted assets):	179,872	12.34%	>114,837	>7.88	>116,586	>8.00
Common equity tier I capital (to average assets):	179,872	12.34%	>92,977	>6.38	>94,726	>6.50
Tier I capital (to average assets):	179,872	12.06%	>59,673	>4.00	>74,591	>5.00

As of December 31, 2017
Total capital (to risk-weighted assets):	$121,141	15.17%	>$73,847	>9.25%	>$79,835	>10.00%
Tier I capital (to risk-weighted assets):	113,806	14.26%	>57,880	>7.25	>63,868	>8.00
Common equity tier I capital (to average assets):	113,806	14.26%	>45,905	>5.75	>51,893	>6.50
Tier I capital (to average assets):	113,806	11.86%	>38,391	>4.00	>47,989	>5.00

SB ONE BANCORP
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

At December 31, 2018, the Bank’s funds available for payment of dividends were $203.4 million.  Accordingly, $4.4 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2018.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 24 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, SB One Bancorp, is as follows:

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash	$80	$347
Interest-bearing deposits with other banks	248	249
Investment in subsidiary	209,037	117,953
Accrued interest and other assets	3,995	3,555
Total Assets	$213,360	$122,104
Liabilities and Stockholders' Equity
Other liabilities	$58	$63
Long-term borrowings	—	—
Subordinated debentures	27,859	27,848
Stockholders' equity	185,443	94,193
Total Liabilities and Stockholders' Equity	$213,360	$122,104

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Dividend received from subsidiaries	$2,803	$—
Interest expense on borrowings	(15)	(109)
Interest expense on debentures	(1,263)	(1,278)
Other expenses	(280)	(217)
Income (loss) before income tax benefit and equity in
undistributed net income of subsidiaries	1,245	(1,604)
Income tax benefit	305	623
Income (loss) before equity in undistributed net
income of subsidiaries	1,550	(981)
Equity in undistributed net income of subsidiaries	8,373	6,672
Net Income	9,923	5,691
Comprehensive income	$8,369	$6,588

SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net Income	$9,923	$5,691
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of subordinated debenture	11	8
Net change in other assets and liabilities	435	607
Equity in undistributed net income of subsidiaries	(8,373)	(6,672)
Net Cash used in Operating Activities	1,996	(366)
Cash Flows from Investing Activities:
Capital contribution from to subsidiaries	—	(21,240)
Net Cash Used in Investing Activities	—	(21,240)
Cash Flows from Financing Activities:
Cash dividends paid	(2,263)	(1,203)
Net proceeds from issuance of common stock	—	28,027
Repayment of long-term borrowings	—	(5,000)
Net Cash (Used in) Provided by Financing Activities	(2,263)	21,824
Net (Decrease) Increase in Cash and Cash Equivalents	(267)	218
Cash and Cash Equivalents - Beginning of Year	347	129
Cash and Cash Equivalents - End of Year	$80	$347

NOTE 25 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business.  Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.