Form 10-Q
period 2019-03-31
SB ONE BANCORP
filed 2019-05-09
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SBBX	The NASDAQ Stock Market LLC

As of May 2, 2019 there were 9,475,378 shares of common stock, no par value, outstanding.

SB ONE BANCORP
FORM 10-Q

3

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “project,” “expect,” “anticipate,” “should,” “may,” “will,” “intend,” “planned,” “estimated,” “potential” or similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments, which could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions, which may adversely affect our credit risk;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the acquisition of Community Bank of Bergen County (“Community”);

•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the acquisition of Enterprise Bank, NJ (“Enterprise”); and

•	other factors detailed from time to time in our filings with the SEC.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	March 31, 2019	December 31, 2018

ASSETS
Cash and due from banks	$12,509	$11,768
Interest-bearing deposits with other banks	10,494	14,910
Cash and cash equivalents	23,003	26,678

Interest bearing time deposits with other banks	200	200
Securities available for sale, at fair value	192,050	182,139
Securities held to maturity, at amortized cost (fair value of $4,117 and $4,152 at March 31, 2019 and December 31, 2018, respectively)	4,031	4,078
Other Bank Stock, at cost	9,347	11,764

Loans receivable, net of unearned income	1,513,645	1,474,775
Less: allowance for loan losses	9,190	8,775
Net loans receivable	1,504,455	1,466,000
Foreclosed real estate	3,241	4,149
Premises and equipment, net	19,459	19,215
Right-of-use assets, net	2,564	—
Accrued interest receivable	6,589	6,546
Goodwill and intangibles	29,344	29,446
Bank-owned life insurance	36,008	35,778
Other assets	9,838	9,710

Total Assets	$1,840,129	$1,795,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$269,949	$259,807
Interest bearing	1,191,375	1,094,132
Total deposits	1,461,324	1,353,939
Short-term borrowings	114,800	175,295
Long-term borrowings	36,708	44,611
Lease liability	2,568	—
Accrued interest payable and other liabilities	7,172	8,555
Subordinated debentures	27,862	27,859

Total Liabilities	1,650,434	1,610,259

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 9,470,730 and 9,532,943 shares issued and 9,470,730 and 9,532,943 shares outstanding at March 31, 2019 and December 31, 2018, respectively	150,609	150,419
Treasury stock, at cost; 88,091 shares at March 31, 2019	(1,926)	—
Deferred compensation obligation under Rabbi Trust	1,689	1,647
Retained earnings	40,303	35,192
Accumulated other comprehensive income (loss)	709	(167)
Stock held by Rabbi Trust	(1,689)	(1,647)

Total Stockholders' Equity	189,695	185,444

Total Liabilities and Stockholders' Equity	$1,840,129	$1,795,703
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2019	2018
INTEREST INCOME
Loans receivable, including fees	$18,160	$11,900
Securities:
Taxable	1,175	736
Tax-exempt	448	381
Interest bearing deposits	49	30
Total Interest Income	19,832	13,047
INTEREST EXPENSE
Deposits	3,864	1,458
Borrowings	1,214	506
Subordinated debentures	315	315
Total Interest Expense	5,393	2,279
Net Interest Income	14,439	10,768
PROVISION FOR LOAN LOSSES	571	508
Net Interest Income after Provision for Loan Losses	13,868	10,260
OTHER INCOME
Service fees on deposit accounts	330	328
ATM and debit card fees	231	213
Bank-owned life insurance	230	185
Insurance commissions and fees	2,562	1,895
Investment brokerage fees	56	22
Other	224	214
Total Other Income	3,633	2,857
OTHER EXPENSES
Salaries and employee benefits	6,130	5,058
Occupancy, net	779	602
Data processing	940	791
Furniture and equipment	318	281
Advertising and promotion	132	56
Professional fees	462	329
Director fees	145	147
FDIC assessment	166	110
Insurance	30	95
Stationary and supplies	84	57
Merger-related expenses	—	3,293
Loan collection costs	120	61
Net expenses and write-downs related to foreclosed real estate	65	207
Amortization of intangible assets	102	61
Other	705	446
Total Other Expenses	10,178	11,594
Income before Income Taxes	7,323	1,523
EXPENSE FOR INCOME TAXES	1,500	215
Net Income	5,823	1,308
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities arising during the period	2,912	(2,167)
Fair value adjustments on derivatives	(1,734)	1,107
Reclassification adjustment for net (gain) on securities transactions included in net income	—	—
Income tax related to items of other comprehensive (loss) income	(302)	277
Other comprehensive income (loss), net of income taxes	876	(783)
Comprehensive income	$6,699	$525
EARNINGS PER SHARE
Basic	$0.62	$0.17
Diluted	$0.62	$0.17
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2019 and 2018
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2017	6,040,564	$65,274	1,399	$27,532	$1,387	(1,399)	$—	$94,193
Net income	—	—	—	1,308	—	—	—	1,308
Other comprehensive loss	—	—	—	—	(783)	—	—	(783)
Shares issued in merger	1,873,028	51,883	—	—	—	—	—	51,883
Funding of Supplemental Director Retirement Plan	—	—	46			(46)		—
Common stock issued	—	—	—	—	—	—	—	—
Restricted stock granted	20,169	—	—	—	—	—	—	—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	165	—	—	—	—	—	165
Dividends declared on common stock ($0.06 per share)	—	—	—	(474)	—	—	—	(474)
Balance March 31, 2018	7,929,613	$117,322	$1,445	$28,366	$604	$(1,445)	$—	$146,292

Balance December 31, 2018	9,532,943	$150,419	1,647	$35,192	$(167)	(1,647)	$—	$185,444
Net income	—	—	—	5,823	—		—	5,823
Other comprehensive income	—	—	—	—	876	—	—	876
Treasury shares purchased	(88,091)	—	—	—	—		(1,926)	(1,926)
Funding of Supplemental Director Retirement Plan	—	—	42	—	—	(42)	—	—
Restricted stock granted	41,832	—	—	—	—		—	—
Restricted stock forfeited	(15,954)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	190	—	—	—		—	190
Dividends declared on common stock ($0.075 per share)	—	—	—	(712)	—		—	(712)
Balance March 31, 2019	9,470,730	$150,609	$1,689	$40,303	$709	$(1,689)	$(1,926)	$189,695
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$5,823	$1,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	571	508
Depreciation and amortization	537	454
Net amortization of securities premiums and discounts	501	485
Amortization of subordinated debt issuance costs	3	3
Net realized gain on sale of foreclosed real estate	9	—
Write-downs of and provisions for foreclosed real estate	6	105
Deferred income tax (benefit) expense	(1,534)	488
Earnings on bank-owned life insurance	(230)	(185)
Compensation expense for stock options and stock awards	191	165
(Increase) decrease in assets:
Accrued interest receivable	(43)	(1,789)
Other assets	1,556	1,081
Decrease in accrued interest payable and other liabilities	(454)	(1,114)
Net Cash Provided by Operating Activities	6,936	1,509
Cash Flows from Investing Activities
Net cash acquired in acquisition	—	6,651
Securities available for sale:
Purchases	(9,565)	(79,863)
Sales	—	75,909
Maturities, calls and principal repayments	2,072	1,850
Securities held to maturity:
Purchases	(200)	(240)
Maturities, calls and principal repayments	239	—
Net increase in loans	(39,026)	(31,674)
Proceeds from the sale of foreclosed real estate	893	—
Purchases of bank premises and equipment	(678)	(64)
Net decrease (increase) in Federal Home Loan Bank stock	2,417	(2,528)
Net Cash Used in Investing Activities	(43,848)	(29,959)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	107,385	(20,317)
Net (decrease) increase in short-term borrowed funds	(60,495)	57,675
Proceeds from long-term borrowings	46	—
Repayment of long-term borrowings	(7,949)	(5,000)
Purchase of treasury stock	(1,926)	—
Dividends paid	(712)	(474)
Net Cash Provided by Financing Activities	36,349	31,884
Net (decrease) increase in Cash and Cash Equivalents	(563)	3,434
Cash and Cash Equivalents - Beginning	26,678	11,646
Cash and Cash Equivalents - Ending	$26,115	$15,080

Supplementary Cash Flows Information
Interest paid	$5,252	$2,215
Income taxes paid	$96	$55

Operating Leases
Operating lease right-of-use asset, net	$2,564	$—
Operating lease liability	$2,568	$—

Supplementary Schedule of Noncash Investing and Financing Activities
Acquisitions of Community:
Non-cash assets acquired:
Other bank stock	—	1,155
Securities available for sale	—	75,909
Loans	—	236,010
Foreclosed real estate	—	1,312
Premises and equipment	—	10,612
Interest receivable	—	824
Bank owned life insurance	—	7,963
Goodwill and intangibles assets	—	23,629
Other assets	—	1,777
Total non-cash assets acquired	—	359,191
Liabilities assumed:
Deposits	—	(301,157)
Borrowings	—	(12,000)
Other liabilities	—	(844)
Total liabilities assumed	—	(314,001)
Common stock issued for acquisitions	—	(51,883)
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of SB One Bancorp, (“we,” “us,” “our” or the “Company”) and our wholly owned subsidiary SB One Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, GFR Maywood, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., 490 Boulevard Realty Corp., and SB One Insurance Agency Inc. ("SB One Insurance Agency"), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  SB One Insurance Agency’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates seventeen banking offices: seven located in Sussex County, New Jersey, four located in Bergen County, New Jersey, two located in Essex County, New Jersey, one located in Middlesex County, New Jersey, one located in Union County, New Jersey, one located in Warren County, New Jersey, and one located in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

New Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which was issued to clarify and correct untended application of the guidance in ASU 2016-02 (Topic 842). The amendments in this ASU affect aspects of the guidance issued in ASU 2016-02 and provide clarification to related topics, such as 1) Rate implicit in the lease; 2) Reassessment of leases; 3) Transition guidance; and 4) Impairment of net investment in the lease. In July 2018, the FASB also issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which provides guidance related to comparative reporting requirements for initial adoption and separating lease and non-lease components. Currently, entities are required to adopt the new standard utilizing the modified retrospective approach. This amendment provides entities with an additional transition method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Currently, ASU 2016-02 provides a practical expedient to lessees to allow them to not separate non-lease components from lease components; however, it does not provide a similar practical expedient to lessors. This amendment provides a practical expedient to lessors which allows them the option to not separate non-lease components from the associated lease components. However, the lessor practical expedient is limited to circumstances in which the non-lease components would otherwise be account for under the new revenue guidance (Topic 606). In addition, both of the following conditions must be met: 1) the timing and pattern of transfer are the same for non-lease components and associated lease components 2) the lease component, if accounted for separately, would be classified as an operating lease. An entity that elects the lessor practical expedient is also required to provide certain disclosures. For entities that early adopted Topic 842 the amendments in these ASUs are effective upon issuance. The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.   Additionally, the Company elected to adopt the practical expedient use of hindsight to determine right of use asset and lease liability for each lease with a renewal option through their first option date. Adoption of the standard did not result in material changes to the Company's consolidated results of operations. The Company's adoption of the ASU resulted in a right of use asset and lease liability of approximately $2.7 million at January 1, 2019. The impact of the adoption on the Company's operating results was not significant.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has determined that a third-party vendor will assist with model development, data governance and operational controls to support the adoption of this ASU.  Model implementation, including development and validation, is set to begin in the second quarter of 2019, as is the establishment of the control activities required to support the models.

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

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20). The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. The ASU does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company's adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

In June 2018, FASB issued ASU 2018-07 Compensation - Stock Compensation (Topic 718). The main objective of this ASU is to simplify the accounting for share-based payment transactions in current GAAP by expanding the scope to include nonemployee share-based payment transactions. This ASU will apply to all share-based payment transactions in which a grantor acquires goods or services to be used in their own operations by issuing share-based payments. This ASU does not apply to share-based payments used to provide financing to the issuer or awards issued in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in the ASU will require an entity to, among other things, 1) measure nonemployee share-based payment awards at the fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered; 2) measure equity classified nonemployee share-based payment awards at the grant date; and 3) take into consideration the probability of satisfying performance conditions when accounting for nonemployee share-based payment awards with such conditions. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted; however, an entity’s adoption date shall not be earlier than the entity’s adoption date of Topic 606. Per review of the ASU, the Company determined that it does not pertain to its current operations; therefore, no evaluation regarding adoption is required.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: a) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) The policy for timing of transfers between levels, c) The valuation process for Level 3 fair value measurements, c) For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and c) clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: a) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; b) the amount and timing of plan assets expected to be returned to the employer; c) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; d) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; e) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and f) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: x) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and y) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. The amendments in this update should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company's adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

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

On December 21, 2018, the Company announced the successful completion of the merger with Enterprise Bank N.J. (“Enterprise”) in an all-stock transaction (the "Enterprise Merger"). The Enterprise Merger is expected to enhance and expand the Company's presence in Union, Middlesex and Essex Counties, New Jersey with the addition of 4 full service branch locations in those counties. Pursuant to the terms of the merger agreement, Enterprise merged with and into SB One Bank and each outstanding share of Enterprise common stock was exchanged for 0.4538 shares of the Company’s common stock. The Company issued 1,573,454 shares of its common stock, having an aggregate fair value of $32.4 million and paid approximately $1 thousand in cash for fractional shares. Outstanding Enterprise stock options were paid out in cash by the Company for a total payment of $1.6 million. Expenses related to the Enterprise merger totaled $1.8 million for the year ended December 31, 2018.

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
Borrowings
The Company acquired borrowings at Enterprise's carrying value of $47.3 million at a weighted average rate of 2.23% with a fair value adjustment of $149 thousand. The fair value of borrowings represents the present value of the borrowings expected contracted payments discounted by market rates for similar borrowings. Market rates were obtained from the Federal Home Loan Bank (“FHLB”) of New York as of December 21, 2018.
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

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March 31, 2019 and December 31, 2018 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. government agencies	$23,833	$1	$(345)	$23,489
U.S. government-sponsored enterprises	22,958	2	(227)	22,733
State and political subdivisions	61,528	1,688	(18)	63,198
Mortgage-backed securities -
U.S. government-sponsored enterprises	79,372	555	(337)	79,590
Corporate Debt	3,000	40	—	3,040
	$190,691	$2,286	$(927)	$192,050

December 31, 2018
U.S. government agencies	$25,161	$4	$(371)	$24,794
U.S. government-sponsored enterprises	20,404	38	(80)	20,362
State and political subdivisions	60,457	445	(540)	60,362
Mortgage-backed securities -
U.S. government-sponsored enterprises	74,670	100	(1,157)	73,613
Corporate Debt	3,000	8	—	3,008
	$183,692	$595	$(2,148)	$182,139

Securities with a carrying value of approximately $2.4 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2019 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,269	1,281
Due after five years through ten years	6,799	6,934
Due after ten years	56,460	58,023
Total bonds and obligations	64,528	66,238
U.S. government agencies	23,833	23,489
U.S. government-sponsored enterprises	22,958	22,733
Mortgage-backed securities:
U.S. government-sponsored enterprises	79,372	79,590
Total available for sale securities	$190,691	$192,050

There were no gross realized gains on sales of securities available for sale and no gross realized losses for the three months ended March 31, 2019. There were no gross gains or gross losses for the three months ended March 31, 2018.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
U.S. government agencies	$3,017	$(10)	$18,962	$(335)	$21,979	$(345)
U.S. government-sponsored enterprises	16,737	(167)	5,021	(60)	21,758	(227)
State and political subdivisions	—	—	3,692	(18)	3,692	(18)
Mortgage-backed securities -
U.S. government-sponsored enterprises	3,305	(17)	14,739	(320)	18,044	(337)
Total temporarily impaired securities	$23,059	$(194)	$42,414	$(733)	$65,473	$(927)

December 31, 2018
U.S. government agencies	$18,998	$(316)	$2,593	$(55)	$21,591	$(371)
U.S. government-sponsored enterprises	10,348	(80)	—	—	10,348	(80)
State and political subdivisions	17,164	(204)	18,785	(336)	35,949	(540)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,547	(271)	28,773	(886)	59,320	(1,157)
Total temporarily impaired securities	$77,057	$(871)	$50,151	$(1,277)	$127,208	$(2,148)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2019, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At March 31, 2019 and December 31, 2018, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2019, there were nineteen securities with a fair value of $22.0 million that had an unrealized loss that amounted to $345 thousand.  As of March 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agency securities at March 31, 2019 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2018, there were eighteen securities with a fair value of $21.6 million that had an unrealized loss that amounted to $371 thousand.

U.S. Government Sponsored Enterprises
At March 31, 2019 and December 31, 2018, the change in fair value and unrealized losses for our U.S. government sponsored enterprises securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2019, there were ten securities with a fair value of $21.8 million that had an unrealized loss that amounted to $227 thousand.  As of March 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored enterprise securities at March 31, 2019, were deemed to be OTTI.

At December 31, 2018, there were six securities with a fair value of $10.3 million that had an unrealized loss that amounted to $80 thousand.

State and Political Subdivisions
At March 31, 2019 and December 31, 2018, the change in fair value and unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality.  At March 31, 2019, there were four securities with a fair value of $3.7 million that had an unrealized loss that amounted to $18 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the state and political subdivision securities at March 31, 2019, were deemed to be OTTI.

At December 31, 2018, there were thirty-four securities with a fair value of $35.9 million that had an unrealized loss that amounted to $540 thousand.

Mortgage-Backed Securities
At March 31, 2019 and December 31, 2018, the change in fair value and unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2019, there were fourteen securities with a fair value of $18.0 million that had an unrealized loss that amounted to $337 thousand.  As of March 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2019 were deemed to be OTTI.

At December 31, 2018, there were thirty-eight securities with a fair value of $59.3 million that had an unrealized loss that amounted to $1.2 million.

Corporate Debt
At March 31, 2019, there were no securities that had an unrealized loss. These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates. As of March 31, 2019, we did not intend to sell and it was more-likely-than-no that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt securities at March 31, 2019, were deemed to be OTTI.

At December 31, 2018, there were no securities with an unrealized loss.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2019 and December 31, 2018 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
State and political subdivisions	$4,031	$86	$—	$4,117
December 31, 2018
State and political subdivisions	$4,078	$74	$—	$4,152

The amortized cost and carrying value of securities held to maturity at March 31, 2019 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,239	$1,239
Due after one year through five years	251	251
Due after five years through ten years	2,541	2,627
Due after ten years	—	—
Total held to maturity securities	$4,031	$4,117

Temporarily Impaired Securities

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2019, there were no securities that had an unrealized loss. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2018, there were no securities with an unrealized loss.

NOTE 4 – LOANS

The composition of net loans receivable at March 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$93,567	$81,709
Construction	120,340	142,321
Commercial real estate	929,091	878,449
Residential real estate	369,100	370,955
Consumer and other	2,654	2,393
Total loans receivable	1,514,752	1,475,827
Unearned net loan origination fees	(1,107)	(1,052)
Allowance for loan losses	(9,190)	(8,775)
Net loans receivable	$1,504,455	$1,466,000

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The total amount of loans serviced for the benefit of others was approximately $226 thousand and $229 thousand at March 31, 2019 and December 31, 2018, respectively. Mortgage servicing rights were immaterial at December 31, 2018 and 2017.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $3.0 million at March 31, 2019, which was $700 thousand less than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Accretable yield, beginning balance	$539	$—
Acquisition of impaired loans	—	846
Accretable yield amortized to interest income	(79)	(77)
Reclassification from non-accretable difference	—	—
Accretable yield, ending balance	$460	$769

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2019 and 2018:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
March 31, 2019
Beginning balance	$603	$663	$5,575	$1,371	$23	$540	$8,775
Charge-offs	(45)	—	(5)	(93)	(25)	—	(168)
Recoveries	1	—	1	7	3	—	12
Provision	88	(304)	733	64	18	(28)	571
Ending balance	$647	$359	$6,304	$1,349	$19	$512	$9,190

March 31, 2018
Beginning balance	$208	$336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	—	(12)	(11)	—	(34)
Recoveries	1	—	1	10	7	—	19
Provision	191	9	615	(58)	9	(258)	508
Ending balance	$389	$345	$5,801	$972	$31	$290	$7,828

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2019 and December 31, 2018 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment (a)	Collectively Evaluated for Impairment
March 31, 2019
Commercial and industrial	$647	$104	$543	$93,567	$456	$93,111
Construction	359	—	359	120,340	—	120,340
Commercial real estate	6,304	445	5,859	929,091	16,666	912,425
Residential real estate	1,349	199	1,150	369,100	4,551	364,549
Consumer and other loans	19	—	19	2,654	—	2,654
Unallocated	512	—	—	—	—	—
Total	$9,190	$748	$7,930	$1,514,752	$21,673	$1,493,079

December 31, 2018
Commercial and industrial	$603	$152	$451	$81,709	$372	$81,337
Construction	663	—	663	142,321	—	142,321
Commercial real estate	5,575	274	5,301	878,449	15,760	862,689
Residential real estate	1,371	89	1,282	370,955	4,572	366,383
Consumer and other loans	23	—	23	2,393	—	2,393
Unallocated	540	—	—	—	—	—
Total	$8,775	$515	$7,720	$1,475,827	$20,704	$1,455,123
(a) loans individually evaluated for impairment exclude PCI loans.

An age analysis of loans receivable, which were past due as of March 31, 2019 and December 31, 2018, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2019
Commercial and industrial	$—	$—	$323	$323	$93,244	$93,567	$—
Construction	—	—	—	—	120,340	120,340	—
Commercial real estate	2,643	1,131	16,238	20,012	909,079	929,091	—
Residential real estate	743	269	4,077	5,089	364,011	369,100	—
Consumer and other	55	1	—	56	2,598	2,654	—
Total	$3,441	$1,401	$20,638	$25,480	$1,489,272	$1,514,752	$—

December 31, 2018
Commercial and industrial	$491	$—	$372	$863	$80,846	$81,709	$—
Construction	—	582	—	582	141,739	142,321	—
Commercial real estate	2,282	—	15,760	18,042	860,407	878,449	—
Residential real estate	393	35	4,572	5,000	365,955	370,955	—
Consumer and other	4	1	—	5	2,388	2,393	—
Total	$3,170	$618	$20,704	$24,492	$1,451,335	$1,475,827	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans, excluding PCI loans.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at March 31, 2019 and December 31, 2018 were:
໿

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial and industrial	$323	$372
Commercial real estate	16,238	15,760
Residential real estate	4,077	4,572
Total	$20,638	$20,704

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2019 and December 31, 2018: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial and industrial	$92,910	$21	$636	$—	$93,567
Construction	118,666	1,224	450	—	120,340
Commercial real estate	905,959	5,855	17,277	—	929,091
	$1,117,535	$7,100	$18,363	$—	$1,142,998

December 31, 2018
Commercial and industrial	$80,977	$32	$700	$—	$81,709
Construction	141,871	—	450	—	142,321
Commercial real estate	855,180	3,908	19,361	—	878,449
	$1,078,028	$3,940	$20,511	$—	$1,102,479

(Dollars in thousands)	Residential Real Estate	Consumer and other
March 31, 2019
Performing	$365,023	$2,654
Non-Performing	4,077	—
Total	$369,100	$2,654

December 31, 2018
Performing	$366,383	$2,393
Non-Performing	4,572	—
Total	$370,955	$2,393

The following table reflects information about our impaired loans, excluding PCI loans, by class as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$77	$180	$—	$—	$10	$—
Commercial real estate	15,734	16,283	—	13,745	13,745	—
Residential real estate	3,812	4,087	—	2,790	2,790	—

With an allowance recorded:
Commercial and industrial	379	424	104	372	572	152
Commercial real estate	932	1,145	445	2,015	2,437	274
Residential real estate	739	805	199	1,782	2,329	89

Total:
Commercial and industrial	456	604	104	372	582	152
Commercial real estate	16,666	17,428	445	15,760	16,182	274
Residential real estate	4,551	4,892	199	4,572	5,119	89
	$21,673	$22,924	$748	$20,704	$21,883	$515

໿
The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$79	$—	$10	$—
Construction	—	—	53	—
Commercial real estate	15,469	124	3,871	12
Residential real estate	3,800	18	2,453	11
Total impaired loans without a related allowance	19,348	142	6,387	23

With an allowance recorded:
Commercial and industrial	335	5	—	—
Commercial real estate	936	5	930	—
Residential real estate	772	—	110	—
Total impaired loans with an allowance	2,043	10	1,040	—
Total impaired loans	$21,391	$152	$7,427	$23

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total
March 31, 2019
Performing	$428	$133	$474	$1,035
Non-performing	1,520	—	557	2,077
Total	$1,948	$133	$1,031	$3,112

December 31, 2018
Performing	$431	$—	$475	$906
Non-performing	1,531	—	517	2,048
Total	$1,962	$—	$992	$2,954

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2019, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There were two troubled debt restructurings during the three months ended March 31, 2019. There were no troubled debt restructurings during the three months ended March 31, 2018.

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2019
Commercial & industrial	1	$135	$133
Residential real estate	1	48	47

There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2019. There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2018.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2019, we had four foreclosed residential real estate properties with a carrying value of $1.0 million. As of December 31, 2018, we had five foreclosed residential real estate properties with a carrying value of $1.3 million. In addition, as of March 31, 2019 and December 31, 2018, respectively, we had consumer loans with a carrying value of $504 thousand and $682 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		9,416,987			7,740,685
Shares held by Rabbi Trust		99,029			95,843
Shares liability under deferred compensation agreement		(99,029)			(95,843)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,823	9,416,987	$0.62	$1,308	7,740,685	$0.17
Effect of dilutive securities:
Unvested stock awards	—	43,131		—	51,051
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,823	9,460,118	$0.62	$1,308	7,791,736	$0.17

໿
There were 36,396 shares of options outstanding during the three months ended March 31, 2019 and 43,753 shares of options outstanding during the three months ended March 31, 2018, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized losses on available for sale securities	$2,912	$824	$2,088	$(2,167)	$(588)	$(1,579)
Fair value adjustments on derivatives	(1,734)	(522)	(1,212)	1,107	311	796
Total other comprehensive (loss) income	$1,178	$302	$876	$(1,060)	$(277)	$(783)

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $27.3 million as of March 31, 2019 and December 31, 2018. Goodwill at December 31, 2018, included $22.3 million and $2.2 million related to the acquisitions of Community and Enterprise, respectively, $2.3 million related to insurance segment and $486 thousand related to banking segment. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value; therefore, no write-down of goodwill was required at September 30, 2018. The estimated fair value of the insurance segment exceeded its carrying value by 17% at September 30, 2018.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition and $1.1 million for the Enterprise acquisition. The Company amortized $102 thousand and $80 thousand in core deposit intangible for the three months ended March 31, 2019 and 2018, respectively. The estimated future amortization expense for the remainder of 2019 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2019	$303
2020	364
2021	320
2022	277
2023	234
2024	191

NOTE 9 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$14,439	$—	$14,439	$10,768	$—	$10,768
Other income from external sources	1,032	2,601	3,633	925	1,932	2,857
Depreciation and amortization	525	12	537	448	6	454
Income before income taxes	6,057	1,266	7,323	614	909	1,523
Income tax expense (1)	994	506	1,500	(149)	364	215
Total assets	1,834,400	5,729	1,840,129	1,371,795	4,689	1,376,484
(1) Insurance Services calculated at statutory tax rate of 28.1%.

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

Information regarding our stock option plans for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options outstanding, end of quarter	69,123	$11.10	6.1	$734,164
Options exercisable, end of quarter	50,053	$10.92	6.1	$540,695
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83
໿

During each of the three months ended March 31, 2019 and 2018, we expensed $12 thousand in stock-based compensation under stock option awards.

There were no options granted during the three months ended March 31, 2019 and 2018. Expected future expense relating to the unvested options outstanding as of March 31, 2019 is $54 thousand over a weighted average period of 1.1 years. Upon exercise of vested options, management expects to draw on common stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	97,465	$24.45
Granted	41,832	22.29
Forfeited	(15,954)	24.36
Vested	(28,178)	20.58
Unvested restricted stock, end of period	95,165	$24.65

During the three months ended March 31, 2019 and 2018, we expensed $178 thousand and $153 thousand, respectively, in stock-based compensation under restricted stock awards.

At March 31, 2019, unrecognized compensation expense for unvested restricted stock was $2 million, which is expected to be recognized over an average period of 2.4 years.

NOTE 11 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2019, we had $655 thousand of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2019, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial instruments measured on a recurring basis by the above pricing observability levels as of March 31, 2019 and December 31, 2018:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2019
U.S. government agencies	$23,489	$—	$23,489	$—
U.S. government-sponsored enterprises	22,733	—	22,733	—
State and political subdivisions	63,198	—	63,198	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	79,590	—	79,590	—
Corporate debt	3,040	—	3,040	—
Derivative instruments
Interest rate swaps - asset	1,240	—	1,240	—
Interest rate swaps - liability	(1,639)		(1,639)

December 31, 2018
U.S. government agencies	$24,794	$—	$24,794	$—
U.S. government-sponsored enterprises	20,362	—	20,362	—
State and political subdivisions	60,362	—	60,362	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	73,613	—	73,613	—
Corporate debt	3,008	—	3,008	—
Derivative instruments
Interest rate swaps - asset	2,114	—	2,114	—
Interest rate swaps - liability	(779)		(779)

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2019
Impaired loans	$1,695	$—	$—	$1,695

December 31, 2018
Impaired loans	$1,785	$—	$—	$1,785
Foreclosed real estate	730	—	—	730

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2019
Impaired loans	$1,695	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.3%)

December 31, 2018
Impaired loans	$1,785	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	730	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2019 and December 31, 2018:

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

Impaired Loans (Carried at Lower of Cost or Fair Value): Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds, less estimated selling costs.  These assets are included in Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.

Derivatives (Carried at Fair Value): The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

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

The fair values of our financial instruments at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,003	$23,003	$23,003	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	192,050	192,050	—	192,050	—
Securities held to maturity	4,031	4,117	—	4,117	—
Federal Home Loan Bank stock	9,347	9,347	—	9,347	—
Loans receivable, net of allowance	1,504,455	1,472,796	—	—	1,472,796
Accrued interest receivable	6,589	6,589	—	6,589	—
Interest rate swaps	1,240	1,240	—	1,240	—

Financial liabilities:
Non-maturity deposits	983,158	983,158	—	983,158	—
Time deposits	478,166	474,349	—	474,349	—
Short-term borrowings	114,800	114,919	114,919	—	—
Long-term borrowings	36,708	36,672	—	36,672	—
Subordinated debentures	27,862	26,840	—	26,840	—
Accrued interest payable	1,621	1,621	—	1,621	—
Interest rate swaps	1,639	1,639		1,639

	December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,678	$26,678	$26,678	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	182,139	182,139	—	182,139	—
Securities held to maturity	4,078	4,152	—	4,152	—
Federal Home Loan Bank stock	11,764	11,764	—	11,764	—
Loans receivable, net of allowance	1,466,000	1,428,094	—	—	1,428,094
Accrued interest receivable	6,546	6,546	—	6,546	—
Interest rate swaps	2,114	2,114	—	2,114	—

Financial liabilities:
Non-maturity deposits	965,065	965,065	—	965,065	—
Time deposits	388,874	383,264	—	383,264	—
Short-term borrowings	175,295	175,366	175,366	—	—
Long-term borrowings	44,611	44,365	—	44,365	—
Subordinated debentures	27,859	26,840	—	26,840	—
Accrued interest payable	1,480	1,480	—	1,480	—
Interest rate swaps	779	779	—	779	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019 such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  During the year ended December 31, 2018, the Company entered into four interest rate swap agreements used to hedge the variable cash outflows associated with two future three month FHLB borrowings totaling $75.0 million, with an effective date of September 15, 2018. Two interest rate swaps mature September 15, 2021 with fixed rates of 2.89% and 2.85%, and the other two mature September 15, 2022 with fixed rates of 2.90% and 2.86%. During the quarter ended March 31, 2019, the Company entered into a forward starting interest rate swap agreement with a notional amount totaling $40 million, designated as a cash flow hedge of variable cash flows associated with a $40 million brokered CD, with a 3 years term and a fixed rate of 2.56%. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended March 31, 2019 and 2018, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Income and Comprehensive Income at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$516	Other Assets	March 15, 2026
December 15, 2016	5,000	136	Other Assets	December 15, 2026
June 15, 2017	6,000	145	Other Assets	June 15, 2027
December 15, 2017	10,000	306	Other Assets	December 15, 2027
December 15, 2017	5,000	137	Other Assets	December 15, 2027
September 15, 2018	20,000	(289)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(439)	Other Liabilities	September 15, 2022
September 15, 2018	17,500	(235)	Other Liabilities	September 15, 2021
September 15, 2018	17,500	(356)	Other Liabilities	September 15, 2022
February 21, 2019	40,000	(320)	Other Liabilities	February 21, 2022
Total	$153,500	$(399)

	December 31, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$768	Other Assets	March 15, 2026
December 15, 2016	5,000	246	Other Assets	December 15, 2026
June 15, 2017	6,000	285	Other Assets	June 15, 2027
December 15, 2017	10,000	554	Other Assets	December 15, 2027
December 15, 2017	5,000	261	Other Assets	December 15, 2027
September 15, 2018	20,000	(176)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(266)	Other Liabilities	September 15, 2022
September 15, 2018	17,500	(134)	Other Liabilities	September 15, 2021
September 15, 2018	17,500	(203)	Other Liabilities	September 15, 2022
Total	113,500	1,335

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedgers of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2019 and 2018:
໿

	Three Months Ended March 31, 2019
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(176)	Not applicable	$—
December 15, 2016	(77)	Not applicable	—
June 15, 2017	(98)	Not applicable	—
December 15, 2017	(173)	Not applicable	—
December 15, 2017	(87)	Not applicable	—
September 15, 2018	(79)	Not applicable	—
September 15, 2018	(121)	Not applicable	—
September 15, 2018	(71)	Not applicable	—
September 15, 2018	(107)	Not applicable	—
February 21, 2019	(224)	Not applicable	—
Total	$(1,213)		$—

	Three Months Ended March 31, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$234	Not applicable	$—
December 15, 2016	103	Not applicable	—
June 15, 2017	129	Not applicable	—
December 15, 2017	220	Not applicable	—
December 15, 2017	111	Not applicable	—
Total	$797		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments made on the Company’s variable rate borrowing positions. During the three months ended March 31, 2019 the Company had $59 thousand of reclassifications to interest income. During the three months ended March 31, 2018, the Company had $24 thousand of reclassifications to interest expense.

As required under the master netting arrangement with its derivatives counterparty, the Company pledged $1.4 million and received $550 thousand of financial collateral at March 31, 2019, and received financial collateral in the amount of $2.8 million at March 31, 2018.

Offsetting derivatives

The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
March 31, 2019
Assets:
Interest Rate Swaps	$1,240	—	$512	—	$250	$262
Total	$1,240	—	$512	—	$250	$262

Liabilities:
Interest Rate Swaps	$(1,639)	—	$(911)	—	$(1,070)	$159
Total	$(1,639)	—	$(911)	—	$(1,070)	$159

December 31, 2018
Assets:
Interest Rate Swaps	$2,114	—	$1,672	—	$2,460	$(788)
Total	$2,114	—	$1,672	—	$2,460	$(788)

Liabilities:
Interest Rate Swaps	$(779)	—	$(337)	—	—	$(337)
Total	$(779)	—	$(337)	—	—	$(337)

NOTE 14 – BORROWINGS

At March 31, 2019, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $343.7 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $343.7 million.  At March 31, 2019, the Bank had the ability to borrow up to $183.4 million at FHLBNY and $10.0 million at ACBB.

At March 31, 2019 and December 31, 2018, the Company had $114.8 million and $175.3 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 2.67% and 2.66%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

As of March 31, 2019 and December 31, 2018, respectively, the Company had $36.7 million and $44.6 million in long-term fixed rate advances.

NOTE 15 – REVENUE RECOGNITION

Revenue from Contracts with Customers, ASU 2014-09, and all subsequent amendments to the ASU (collectively, "ASC 606”), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as securities and premises and equipment. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and insurance contracts.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within other income. The following table presents the Company’s sources of other income for the quarter ended March 31, 2019 and 2018. Sources of revenue outside the scope of ASC 606 are noted as such.

(Dollars In Thousands)	Three Months Ended March 31,
	2019	2018
Other income:
Service fees on deposit accounts	$330	$328
ATM and debit card fees	231	213
Bank-owned life insurance (1)	230	185
Insurance commissions and fees	2,562	1,895
Investment brokerage fees (1)	56	22
Other	224	214
Total Other Income	$3,633	$2,857
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

Other

Other fees consist of revenues that are both in scope and out of scope of ASC 606. Other fee revenues in scope of ASC 606 are made up of wire transfer fees for deposit customers, other agency fee income for SB One Insurance Agency, and other deposit related fees. Revenues for such fees are recognized at the point the fee is incurred by the customer.

NOTE 16 – RIGHT OF USE ASSET AND LEASE LIABILITY

The Company leases corporate and branch office locations. Six of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, our Right of Use (ROU) assets and lease liabilities include extensions for one option period. The Company has elected certain optional practical expedients, to not restate comparative periods and forego a reassessment, to exclude short-term leases from our ROU assets and lease liabilities. The eleven corporate and branch location leases are classified as operating leases while the remaining leases are all short-term leases. The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $2.7 million in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 2.59%. At March 31, 2019 the ROU assets and lease liabilities included on the consolidated balance sheet in other assets and other liabilities, respectively totaled $2.6 million.

The weighted average remaining lease term is 6.2 years.

Total lease costs for the three months ended March 31, 2019 was $221 thousand consisting of $123 thousand related to operating leases, $98 thousand related to short term leases. Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $166 thousand.

Cash paid on operating leases was $240 thousand for the three months ended March 31, 2019.

Maturities of lease liabilities were as follows:

(Dollars in Thousands)
Year Ending,	Operating Leases
2019	$901
2020	421
2021	370
2022	386
2023	388
Thereafter	1,514
Total lease payments (a) (b)	3,980
Less imputed interest	(963)
Total	$3,017
(a) includes short term lease liabilities outside the scope of Topic 842
(b) lease liability maturities include 1st option of extension

As of March 31, 2019, we have one additional operating lease that has not yet commenced of $1.8 million. The operating lease will commence in fiscal year 2019 with a 7 year lease term.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the three months ended March 31, 2019.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Overview – For the quarter ended March 31, 2019, the Company reported net income of $5.8 million, or $0.62 per basic and diluted share, for the quarter ended March 31, 2019, an increase of 345.2%, as compared to net income of $1.3 million, or $0.17 per basic and diluted share, for the quarter ended March 31, 2018.

The Company’s net income of $5.8 million, or $0.62 per basic and diluted share, increased 58.4%, as compared to net income of $3.7 million, or $0.47 per basic and diluted share, adjusted for tax effected merger-related expenses of $2.4 million, for the quarter ended March 31, 2018. The Company’s return on average assets for the quarter ended March 31, 2019, was 1.28%, an increase from 1.10%, adjusted for tax effected merger-related expenses of $2.4 million, for the quarter ended March 31, 2018. The following table summarizes net income excluding merger-related expenses for the three months ended March 31, 2019 and 2018:

SB ONE BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net income (GAAP)	$5,823	$1,308
Merger related expenses net of tax (1)	—	2,367
Net income, as adjusted	$5,823	$3,675
Average diluted shares outstanding (GAAP) (2)	9,460,118	7,791,736
Diluted EPS, as adjusted	$0.62	$0.47
Average assets	1,825,629	1,340,631
Return on average assets, as adjusted	1.28%	1.10%
Return on average equity, as adjusted	12.39%	10.22%
(1) Merger related expense net of tax expense of $926 thousand.
(2) Average diluted shares outstanding includes issuance of 1,873,028 shares of our common stock in connection with the acquisition of Community.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2019 and 2018:
໿

	Three Months Ended March 31,
(Dollars in thousands)	2019			2018
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$62,654	$675	4.37%	$54,987	$575	4.24%
Taxable	142,137	1,175	3.35%	120,776	736	2.47%
Total securities	204,791	1,850	3.66%	175,763	1,311	3.03%
Total loans receivable (1) (4)	1,500,604	18,160	4.91%	1,063,727	11,900	4.54%
Other interest-earning assets	14,691	49	1.35%	12,397	30	0.98%
Total earning assets	$1,720,086	$20,059	4.73%	$1,251,887	$13,241	4.29%

Non-interest earning assets	114,358			96,249
Allowance for loan losses	(8,815)			(7,505)
Total Assets	$1,825,629			$1,340,631

Sources of Funds:
Interest bearing deposits:
NOW	$255,959	$446	0.71%	$259,677	$398	0.62%
Money market	240,936	1,178	1.98%	96,463	248	1.04%
Savings	221,608	327	0.60%	221,946	77	0.14%
Time	436,376	1,913	1.78%	265,139	735	1.12%
Total interest bearing deposits	1,154,879	3,864	1.36%	843,225	1,458	0.70%
Borrowed funds	188,983	1,214	2.61%	111,886	506	1.83%
Junior subordinated debentures	27,860	315	4.59%	27,849	315	4.59%
Total interest bearing liabilities	$1,371,722	$5,393	1.59%	$982,960	$2,279	0.94%

Non-interest bearing liabilities:
Demand deposits	259,363			208,694
Other liabilities	6,481			5,112
Total non-interest bearing liabilities	265,844			213,806
Stockholders' equity	188,063			143,865
Total Liabilities and Stockholders' Equity	$1,825,629			$1,340,631

Net Interest Income and Margin(5)		14,666	3.46%		10,962	3.55%
Tax-equivalent basis adjustment		(227)			(194)
Net Interest Income		$14,439			$10,768

(1) Includes loan fee income.
(2) Average rates on securities are calculated on amortized costs.
(3) Full taxable equivalent basis, using an effective tax rate of 30.09% in 2019 and 2018 and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4) Loans outstanding include non-accrual loans.
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

Net interest income on a fully tax equivalent basis increased $3.7 million, or 33.8%, to $14.7 million for the first quarter of 2019, as compared to $11.0 million for the same period in 2018. The increase in net interest income was largely due to a $468.2 million, or 37.4%, increase in average interest earning assets, principally loans receivable, which increased $436.9 million, or 41.1%, driven by organic loan and deposit growth and the December 2018 closing of the Enterprise acquisition. The aforementioned was partly offset by a decrease in the net interest margin of nine basis points to 3.46% for the first quarter of 2019, as compared to the same period in 2018. The decrease was primarily driven by the effects of higher market rates on interest bearing liabilities costs, which increased 65 basis points, and was partially offset by an increase in earning asset yields, which grew 0.44% during the comparison period. The increase in interest earning asset yields was partially attributed to the addition of the Enterprise loan portfolio and the increase in purchase accounting loan accretion of $674.5 thousand to $986.0 thousand for the first quarter of 2019, as compared to $259.9 thousand for the same period in 2018.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $6.8 million, or 51.5%, to $20.0 million for the quarter ended March 31, 2019, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $468.2 million for the quarter ended March 31, 2019, as compared to the same period in 2018. The average yield increased 44 basis points to 4.73% for the quarter ended March 31, 2019, as compared to 4.29% for the same period last year.

Our total interest income earned on loans receivable increased $6.3 million, or 52.6%, to $18.2 million for the first quarter of 2019, as compared to the same period in 2018.  The increase was primarily driven by an increase in average balance of loans receivable of $436.9 million, or 41.1%, for the three months ended March 31, 2019, as compared to the same period last year. The average yield increased 37 basis points to 4.91% for the quarter ended March 31, 2019, as compared to 4.54% for the same period last year. The increases in average yield were largely driven by purchase accounting accretion resulting from the acquisitions of Community and Enterprise.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $539 thousand, to $1.9 million for the quarter ended March 31, 2019 from $1.3 million for the same period in 2018.  The increase in interest income earned on securities was mainly due to a 16.5% increase on the average balance. The average yield for the quarter ended March 31, 2019 increased 63 basis points to 3.66% as compared to the same period in 2018.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $19 thousand to $49 thousand for the first quarter of 2019 as compared to the same period last year.  The average balances in other interest-earning assets increased $2.3 million to $14.7 million in the first quarter of 2019 from $12.4 million during the first quarter a year earlier.  The average yield for the quarter ended March 31, 2019 increased 37 basis points to 1.35% as compared to 0.98% in the same period in 2018 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended March 31, 2019 increased $3.1 million, or 136.6%, to $5.4 million from $2.3 million for the same period in 2018.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $388.8 million, or 39.6%, to $1.4 billion for the first quarter of 2019 from $983.0 million for the same period in 2018. In addition the increase was due to a 65 basis points increase in the average rate to 1.59% for the quarter ended March 31, 2019, as compared to 0.94% for the same period last year.

Our interest expense on deposits increased $2.4 million, or 165.0%, for the quarter ended March 31, 2019, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $311.7 million during the first quarter of 2019, as compared to the same period in 2018. The average rate increased 66 basis points to 1.36% for the quarter ended March 31, 2019, as compared to 0.70% for the same period last year.  The average rate excluding purchase accounting accretion increased 71 basis points to 1.47% for the quarter ended March 31, 2019, as compared to 0.76% for the same period last year.

Our interest expense on borrowed funds increased $708 thousand, or 139.9%, for the quarter ended March 31, 2019, as compared to the same period last year.  The increase was largely attributed to a $77.1 million increase in the average balance of borrowed funds during the first quarter of 2019, as compared to the same period in 2018. The average rate increased 78 basis points to 2.61% as compared to 1.83% in the same period in 2018.

Our interest expense on all of the Company`s subordinated debt remained the same for the quarter ended March 1, 2019, as compared to the same period last year.

Provision for Loan Losses – Provision for loan losses increased $63 thousand, or 12.4%, to $571 thousand for the first quarter of 2019, as compared to $508 thousand for the same period in 2018.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as management may deem necessary.

Non-Interest Income – Our non-interest income increased $776 thousand, or 27.2%, to $3.6 million for the first quarter of 2019, as compared to the same period in 2018. The growth was largely due to an increase of $667 thousand, or 35.2%, in insurance commissions and fees relating to SB One Insurance Agency largely attributable to a $365 thousand increase in contingency commission income. In addition, bank owned life insurance and investment brokerage fees, increased $45 thousand and $34 thousand, respectively.

Non-Interest Expense – Our non-interest expenses decreased $1.4 million to $10.2 million for the first quarter of 2019, as compared to the same period in 2018. Non-interest expenses, adjusted for merger-related expenses of $3.3 million, increased $1.9 million to $10.2 million for the first quarter of 2019 as compared to $8.3 million, for the same period in 2018. The increase in non-interest expenses occurred largely in salaries and employee benefits of $1.1 million, driven by growth in staff, inclusive of the addition of Enterprise employees resulting from the merger, and a bonus payment to employees for $255 thousand. Additionally, occupancy increased $177 thousand, fraud and check loss increased $166 thousand, and data processing increased $149 thousand. The growth in operating expenses was largely due to the acquisition of Enterprise and to support the Company’s growth.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, increased $1.3 million, or 597.7%, to $1.5 million for the first quarter of 2019, as compared to the same period last year. The Company’s effective tax rate for the first quarter of 2019 was 20.5%, as compared to 14.1% for the first quarter of 2018.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 TO DECEMBER 31, 2018

Total Assets – At March 31, 2019, our total assets were $1.8 billion, an increase of $44.5 million, or 2.5%, as compared to total assets of $1.8 billion at December 31, 2018. The increase was mainly attributable to an increase in loans receivable of $38.9 million, or 2.6%, to $1.5 billion.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $3.7 million to $23.0 million at March 31, 2019, or 1.3% of total assets, from $26.7 million, or 1.5% of total assets, at December 31, 2018.

Securities Portfolio – At March 31, 2019, the securities portfolio, which includes available for sale and held to maturity securities, was $196.1 million, compared to $186.2 million at December 31, 2018. Available for sale securities were $192.1 million at March 31, 2019, compared to $182.1 million at December 31, 2018. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political obligations and mortgage-backed securities. Held to maturity securities were $4.0 million at March 31, 2019 and $4.1 million at December 31, 2018.

Net unrealized gain in the available for sale securities portfolio was $2.9 million at March 31, 2019 as compared to a net unrealized loss of $1.6 million at December 31, 2018.

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

Other investments, which consisted primarily of FHLB stock, decreased $2.4 million to $9.3 million at March 31, 2019 as compared to $11.8 million at December 31, 2018. We also held $200 thousand in time deposits with other financial institutions at March 31, 2018 and at December 31, 2018.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $38.9 million, or 2.6%, to $1.5 billion at March 31, 2019, as compared to $1.5 billion at December 31, 2018. During the three months ended March 31, 2019, the Company also had $62.3 million of commercial loan production, which was partly offset by $7.6 million in commercial loan payoffs.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial and industrial loans	$93,567	$81,709
Construction	120,340	142,321
Commercial real estate	929,091	878,449
Residential real estate	369,100	370,955
Consumer and other	2,654	2,393
Total gross loans	$1,514,752	$1,475,827

Loan and Asset Quality – The ratio of non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets decreased to 1.35% at March 31, 2019 as compared to 1.43% at December 31, 2018. NPAs exclude $3.0 million of Purchased Credit-Impaired (“PCI”) loans acquired through the Community acquisition. NPAs decreased $845 thousand to $24.9 million at March 31, 2019, as compared to $25.8 million at December 31, 2018. Non-accrual loans, excluding $3.0 million of PCI loans, decreased $66 thousand, or 0.32%, to $20.6 million at March 31, 2019, as compared to $20.7 million at December 31, 2018. Loans past due 30 to 89 days totaled $4.8 million at March 31, 2019, representing an increase of $1.0 million, or 27.9%, as compared to $3.8 million at December 31, 2018. The top 5 NPAs totaled $12.1 million at March 31, 2019, made up of 4 non-accrual loans totaling $10.8 million, or 52.6% of total non-accrual loans, and one foreclosed real estate property in the amount of $1.3 million acquired in the Enterprise acquisition. The top 5 NPAs totaled 48.5% of total NPAs at March 31, 2019.

We continue to actively market our foreclosed real estate properties, the value of which decreased $908 thousand to $3.2 million at March 31, 2019 as compared to $4.1 million at December 31, 2018. The decrease in foreclosed real estate properties was largely attributed to the sale of three properties totaling $902 thousand. At March 31, 2019, the Company’s foreclosed real estate properties had an average carrying value of approximately $360 thousand per property.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans	$20,638	$20,704
Non-accrual loans to total loans	1.36%	1.40%
NPAs	$24,914	$25,759
NPAs to total assets	1.35%	1.43%
Allowance for loan losses as a % of non-accrual loans	44.53%	42.38%
Allowance for loan losses to total loans	0.61%	0.60%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $21.7 million and $20.7 million at March 31, 2019 and December 31, 2018, respectively.  The Company also had PCI loans from the acquisition of Community with a carrying value of $3.0 million at March 31, 2019. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are on non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.0 million and $906 thousand at March 31, 2019 and December 31, 2018, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2019, we had seven loans totaling $2.5 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

At March 31, 2019, the total allowance for loan losses increased $415 thousand, or 4.7%, to $9.2 million, or 0.86% of the Company's legacy loan portfolio, at March 31, 2019 as compared to $8.8 million at December 31, 2018. The Company’s outstanding credit mark recorded on the legacy Community portfolio of $197.7 million totaled $5.0 million at March 31, 2019. The Company’s outstanding credit mark recorded on the legacy Enterprise portfolio of $259.7 million totaled $3.2 million at March 31, 2019. The Company’s combined coverage of allowance for loan loss and credit mark on the legacy Community and Enterprise portfolios totaled $17.3 million, or 1.13% of the overall loan portfolio, at March 31, 2019. The Company recorded $571 thousand in provision for loan losses for the three months ended March 31, 2019 as compared to $508 thousand for the three months ended March 31, 2018. Additionally, the Company recorded net charge-offs of $163 thousand for the three months ended March 31, 2019, as compared to $15 thousand in net charge-offs for the three months ended March 31, 2018. The allowance for loan losses as a percentage of non-accrual loans increased to 44.6% at March 31, 2019 from 43.5% at December 31, 2018.

 The table below presents information regarding our provision and allowance for loan losses for the three months ended March 31, 2019 and 2018:
໿

(Dollars in thousands)	March 31, 2019	March 31, 2018
Balance, beginning of period	$8,775	$7,335
Provision	571	508
Charge-offs	(168)	(34)
Recoveries	12	19
Balance, end of period	$9,190	$7,828

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$647	6.2%	$603	6.6%
Construction	359	7.9%	663	6.9%
Commercial real estate	6,304	61.3%	5,575	66.2%
Residential real estate	1,349	24.4%	1,371	20.2%
Consumer and other loans	19	0.2%	23	0.1%
Unallocated	512	—%	540	—%
Total	$9,190	100.0%	$8,775	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $36.0 million at March 31, 2019 and $35.8 million at December 31, 2018. The increase of $230 thousand is largely due to net earnings on BOLI policies.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2019 and December 31, 2018, we had recorded goodwill totaling $27.3 million. Our recorded goodwill includes the acquisition of Tri-State in 2001, the 2006 acquisition of deposits and the acquisitions of Community and Enterprise.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We recorded a core deposit intangible of $1.3 million and $1.1 million for the Community and Enterprise acquisitions, respectively. For the period ended March 31, 2019, we amortized $102 thousand in core deposit intangible. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting unit exceeded its book value; therefore, no write-down of goodwill was required at September 30, 2018. The goodwill related to the acquisition of Community was not reviewed for impairment at September 30 as the merger took place within the last twelve months. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $107.4 million, or 7.9%, to $1.5 billion at March 31, 2019, from $1.4 billion at December 31, 2018. The growth in deposits was mostly due to an increase in interest bearing deposits of $97.2 million, or 8.9%, and non-interest bearing deposits of $10.1 million, or 3.9%, at March 31, 2019, as compared to December 31, 2018, respectively.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $151.5 million and $219.9 million in borrowings at the FHLB, at a weighted average interest rate of 2.52% at March 31, 2019 and December 31, 2018, respectively.  The long-term borrowings at March 31, 2019 consisted of $31.7 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2019 was 4.05%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $189.7 million, an increase of $4.3 million when compared to December 31, 2018. The Company completed the mergers with Community and Enterprise in 2018 which were the primary drivers in an increase in book value per common share of 3.1% from $19.45 at December 31, 2018 to $20.03 at March 31, 2019. At March 31, 2019, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.21%, 12.09%, 12.70% and 12.09%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2019, total deposits amounted to $1.5 billion, an increase of $107.4 million, or 7.9%, from December 31, 2018. At March 31, 2019 and December 31, 2018, borrowings from the FHLB and subordinated debentures totaled $179.4 million and $247.8 million, respectively, and represented 19.8% and 13.8% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at March 31, 2019, amounted to $1.5 billion, an increase of $38.9 million, or 2.6%, compared to December 31, 2018.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2019, the total of such assets amounted to $23.0 million, or 1.3%, of total assets, compared to $26.7 million, or 1.5% of total assets at December 31, 2018. Another significant liquidity source is our available for sale securities portfolio.  At March 31, 2019, available for sale securities amounted to $192.0 million, compared to $182.1 million at December 31, 2018.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $183.4 million through its membership in the FHLB and $10.0 million at ACBB at March 31, 2019. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At March 31, 2019, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 12.09%, 12.70% and 12.09%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of March 31, 2019, the Bank had a leverage ratio of 10.21%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company will include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. When fully phased-in on January 1, 2019, the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of March 31, 2019, the Bank had a capital conservation buffer of 4.70%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At March 31, 2019, these unused commitments totaled $300.0 million and consisted of $130.6 million in commitments to grant commercial real estate, construction and land development loans, $40.7 million in home equity lines of credit, $128.1 million in other unused commitments and $655 thousand in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

During the quarter ended March 31, 2019, the Company entered into a forward starting interest rate swap agreement with a notional amount totaling $40 million, designated as a cash flow hedge. The Company entered into a $40 million in a brokered CD. The forward interest rate swap with a 3 year term has a fixed rate of 2.56%.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program(1)

January 1, 2019 through January 31, 2019	—	$—	—	—
February 1, 2019 through February 28, 2019	61,900	22.03	61,900	408,100
March 1, 2019 through March 31, 2019	26,191	21.45	26,191	381,909
Total	88,091	$21.74	88,091
(1) On February 1, 2019, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 470,000 shares. The stock repurchase program expires on January 22, 2020, unless completed sooner or otherwise extended.

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
2.1
Agreement and Plan of Merger, dated as of April 10, 2017, by and between Sussex Bancorp, Sussex Bank and Community Bank of Bergen County, NJ (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on April 11, 2017).

2.2
Agreement and Plan of Merger, dated as of June 19, 2018, by and between SB One Bancorp, SB One Bank and Enterprise Bank N.J. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on June 20, 2018).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10-Q filed with the SEC on August 15, 2011).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2018).
3.3	Second Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
3.4	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 4, 2018).
10.1
Employment Agreement, dated March 27, 2019, by and between the Company, SB One Bank and Adriano Duarte (incorporated by reference to Exhibit 10.1 to the Current Report on Form -K filed with the SEC on May 3, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of SB One Bancorp for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: May 9, 2019		SB ONE BANCORP

	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)