Form 10-Q
period 2019-06-30
SB ONE BANCORP
filed 2019-08-09
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ________

Commission File Number 0-29030

SB ONE BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-3475473

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 State Route 17, Paramus, NJ	07652
(Address of principal executive offices)	(Zip Code)

(844) 256-7328
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SBBX	The NASDAQ Stock Market LLC

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
Yes ☐     No ☒

As of August 2, 2019 there were 9,456,628 shares of common stock, no par value, outstanding.

SB ONE BANCORP
FORM 10-Q

3

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “project,” “expect,” “anticipate,” “should,” “may,” “will,” “intend,” “planned,” “estimated,” “potential” or similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments, which could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions, which may adversely affect our credit risk;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the recent financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the acquisition of Community Bank of Bergen County (“Community”);

•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the acquisition of Enterprise Bank, NJ (“Enterprise”); and

•	other factors detailed from time to time in our filings with the SEC.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	June 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$9,754	$11,768
Interest-bearing deposits with other banks	16,303	14,910
Cash and cash equivalents	26,057	26,678

Interest bearing time deposits with other banks	200	200
Securities available for sale, at fair value	194,167	182,139
Securities held to maturity, at amortized cost (fair value of $4,116 and $4,152 at June 30, 2019 and December 31, 2018, respectively)	4,024	4,078
Other Bank Stock, at cost	8,867	11,764

Loans receivable, net of unearned income	1,530,668	1,474,775
Less: allowance for loan losses	9,627	8,775
Net loans receivable	1,521,041	1,466,000
Foreclosed real estate	3,576	4,149
Premises and equipment, net	19,745	19,215
Right-of-use assets, net	5,211	—
Accrued interest receivable	6,352	6,546
Goodwill and intangibles	29,242	29,446
Bank-owned life insurance	36,240	35,778
Other assets	11,622	9,710

Total Assets	$1,866,344	$1,795,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$278,188	$259,807
Interest bearing	1,198,300	1,094,132
Total deposits	1,476,488	1,353,939
Short-term borrowings	120,350	175,295
Long-term borrowings	32,321	44,611
Lease liability	5,220	—
Accrued interest payable and other liabilities	11,685	8,555
Subordinated debentures	27,864	27,859

Total Liabilities	1,673,928	1,610,259

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 15,000,000 shares authorized; 9,587,411 and 9,532,943 shares issued and 9,456,778 and 9,532,943 shares outstanding at June 30, 2019 and December 31, 2018, respectively	150,584	150,419
Treasury stock, at cost; 130,633 shares at June 30, 2019	(2,862)	—
Deferred compensation obligation under Rabbi Trust	1,796	1,647
Retained earnings	45,834	35,192
Accumulated other comprehensive (loss)	(1,140)	(167)
Stock held by Rabbi Trust	(1,796)	(1,647)

Total Stockholders' Equity	192,416	185,444

Total Liabilities and Stockholders' Equity	$1,866,344	$1,795,703
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2019	2018	2019	2018
INTEREST INCOME
Loans receivable, including fees	$19,059	$12,562	$37,219	$24,462
Securities:
Taxable	1,277	804	2,452	1,540
Tax-exempt	337	449	785	830
Interest bearing deposits	65	16	114	46
Total Interest Income	20,738	13,831	40,570	26,878
INTEREST EXPENSE
Deposits	4,459	1,659	8,323	3,117
Borrowings	973	874	2,187	1,380
Subordinated debentures	316	313	631	628
Total Interest Expense	5,748	2,846	11,141	5,125
Net Interest Income	14,990	10,985	29,429	21,753
PROVISION FOR LOAN LOSSES	776	398	1,347	906
Net Interest Income after Provision for Loan Losses	14,214	10,587	28,082	20,847
OTHER INCOME
Service fees on deposit accounts	367	311	697	639
ATM and debit card fees	278	250	509	463
Bank-owned life insurance	232	188	462	373
Insurance commissions and fees	2,096	1,839	4,658	3,734
Investment brokerage fees	21	41	77	63
Net gain on sales of securities	1,524	36	1,524	36
Net (loss) gain on disposal of premises and equipment	(381)	9	(381)	9
Other	255	207	479	421
Total Other Income	4,392	2,881	8,025	5,738
OTHER EXPENSES
Salaries and employee benefits	6,334	5,411	12,464	10,469
Occupancy, net	985	727	1,764	1,329
Data processing	999	939	1,939	1,730
Furniture and equipment	314	326	632	607
Advertising and promotion	123	285	255	341
Professional fees	372	290	834	619
Director fees	180	142	325	289
FDIC assessment	281	100	447	210
Insurance	33	52	63	147
Stationary and supplies	90	89	174	146
Merger-related expenses	—	446	—	3,739
Loan collection costs	17	89	137	150
Net expenses and write-downs related to foreclosed real estate	96	1	161	208
Amortization of intangible assets	101	60	203	121
Other	601	623	1,306	1,069
Total Other Expenses	10,526	9,580	20,704	21,174
Income before Income Taxes	8,080	3,888	15,403	5,411
EXPENSE FOR INCOME TAXES	1,836	896	3,336	1,111
Net Income	6,244	2,992	12,067	4,300
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities arising during the period	2,530	(353)	5,442	(2,520)
Fair value adjustments on derivatives	(3,701)	328	(5,435)	1,435
Reclassification adjustment for net (gain) on securities transactions included in net income	(1,524)	(36)	(1,524)	(36)
Income tax related to items of other comprehensive (loss) income	846	17	544	294
Other comprehensive income (loss), net of income taxes	(1,849)	(44)	(973)	(827)
Comprehensive income	$4,394	$2,948	$11,094	$3,473
EARNINGS PER SHARE
Basic	$0.67	$0.38	$1.28	$0.55
Diluted	$0.66	$0.38	$1.28	$0.55
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2019 and 2018
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2017	6,040,564	$65,274	1,399	$27,532	$1,387	(1,399)	$—	$94,193
Net income	—	—	—	4,300	—	—	—	4,300
Other comprehensive loss	—	—	—	—	(827)	—	—	(827)
Shares issued in merger	1,873,028	51,883	—	—	—	—	—	51,883
Funding of Supplemental Director Retirement Plan	—	—	183			(183)		—
Common stock issued	—	—	—	—	—	—	—	—
Restricted stock granted	20,169	—	—	—	—	—	—	—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	343	—	—	—	—	—	343
Dividends declared on common stock ($0.135 per share)	—	—	—	(1,069)	—	—	—	(1,069)
Balance June 30, 2018	7,929,613	$117,500	$1,582	$30,763	$560	$(1,582)	$—	$148,823

Balance December 31, 2018	9,532,943	$150,419	1,647	$35,192	$(167)	(1,647)	$—	$185,444
Net income	—	—	—	12,067	—		—	12,067
Other comprehensive (loss)	—	—	—	—	(973)	—	—	(973)
Treasury shares purchased	(130,633)	—	—	—	—		(3,176)	(3,176)
Funding of Supplemental Director Retirement Plan	—	—	149	—	—	(149)	—	—
Treasury shares issued	—	—	—	—	—	—	314	314
Common stock issued	—	(314)	—	—	—	—	—	(314)
Restricted stock granted	71,768	—	—	—	—		—	—
Restricted stock forfeited	(17,300)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	479	—	—	—		—	479
Dividends declared on common stock ($0.15 per share)	—	—	—	(1,425)	—		—	(1,425)
Balance June 30, 2019	9,456,778	$150,584	$1,796	$45,834	$(1,140)	$(1,796)	$(2,862)	$192,416
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$12,067	$4,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,347	906
Depreciation and amortization	1,063	904
Net amortization of securities premiums and discounts	977	1,049
Amortization of subordinated debt issuance costs	5	5
Net realized gain on sale of securities	(1,524)	(36)
Net realized loss on disposal of premises and equipment	381	(9)
Net realized gain on sale of foreclosed real estate	7	(4)
Write-downs of and provisions for foreclosed real estate	6	140
Deferred income tax (benefit) expense	(3,440)	459
Earnings on bank-owned life insurance	(462)	(373)
Compensation expense for stock options and restricted stock grants	479	343
(Increase) decrease in assets:
Accrued interest receivable	194	(610)
Other assets	(5,721)	(7,262)
Decrease in accrued interest payable and other liabilities	4,451	5,987
Net Cash Provided by Operating Activities	9,830	5,799
Cash Flows from Investing Activities
Net cash acquired in acquisition	—	6,693
Securities available for sale:
Purchases	(70,814)	(88,680)
Sales	59,995	80,496
Maturities, calls and principal repayments	4,792	4,750
Securities held to maturity:
Purchases	(200)	(240)
Maturities, calls and principal repayments	240	105
Net increase in loans	(56,723)	(79,753)
Proceeds from the sale of foreclosed real estate	895	101
Purchases of bank premises and equipment	(2,246)	(560)
Proceeds from the sale of premises and equipment	—	53
Net decrease (increase) in other bank stock	2,897	(3,986)
Net Cash Used in Investing Activities	(61,164)	(81,021)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	122,549	(2,049)
Net (decrease) increase in short-term borrowed funds	(54,945)	90,590
Proceeds from long-term borrowings	84	—
Repayment of long-term borrowings	(12,374)	(5,000)
Purchase of treasury stock	(3,176)	—
Dividends paid	(1,425)	(1,069)
Net Cash Provided by Financing Activities	50,713	82,472
Net (decrease) increase in Cash and Cash Equivalents	(621)	7,250
Cash and Cash Equivalents - Beginning	26,678	11,646
Cash and Cash Equivalents - Ending	$26,057	$18,896

Supplementary Cash Flows Information
Interest paid	$11,039	$5,000
Income taxes paid	$2,606	$1,852

Operating Leases
Operating lease right-of-use asset, net	$5,211	$—
Operating lease liability	$5,220	$—

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$335	$—
Acquisitions of Community:
Non-cash assets acquired:
Other bank stock	—	1,155
Securities available for sale	—	75,909
Loans	—	236,010
Foreclosed real estate	—	1,312
Premises and equipment	—	10,612
Interest receivable	—	824
Bank owned life insurance	—	7,963
Goodwill and intangibles assets	—	23,629
Other assets	—	1,777
Total non-cash assets acquired	—	359,191
Liabilities assumed:
Deposits	—	(301,157)
Borrowings	—	(12,000)
Other liabilities	—	(844)
Total liabilities assumed	—	(314,001)
Common stock issued for acquisitions	—	(51,883)
See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of SB One Bancorp, (“we,” “us,” “our” or the “Company”) and our wholly owned subsidiary SB One Bank (the “Bank”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, GFR Maywood, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., 490 Boulevard Realty Corp., and SB One Insurance Agency Inc. ("SB One Insurance Agency"), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey.  SB One Insurance Agency’s operations are considered a separate segment for financial disclosure purposes.  All inter-company transactions and balances have been eliminated in consolidation.  The Bank operates eighteen banking offices: seven located in Sussex County, New Jersey, four located in Bergen County, New Jersey, two located in Essex County, New Jersey, one located in Hudson County, New Jersey, one located in Middlesex County, New Jersey, one located in Union County, New Jersey, one located in Warren County, New Jersey, and one located in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

New Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which was issued to clarify and correct untended application of the guidance in ASU 2016-02 (Topic 842). The amendments in this ASU affect aspects of the guidance issued in ASU 2016-02 and provide clarification to related topics, such as 1) Rate implicit in the lease; 2) Reassessment of leases; 3) Transition guidance; and 4) Impairment of net investment in the lease. In July 2018, the FASB also issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which provides guidance related to comparative reporting requirements for initial adoption and separating lease and non-lease components. Currently, entities are required to adopt the new standard utilizing the modified retrospective approach. This amendment provides entities with an additional transition method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Currently, ASU 2016-02 provides a practical expedient to lessees to allow them to not separate non-lease components from lease components; however, it does not provide a similar practical expedient to lessors. This amendment provides a practical expedient to lessors which allows them the option to not separate non-lease components from the associated lease components. However, the lessor practical expedient is limited to circumstances in which the non-lease components would otherwise be account for under the new revenue guidance (Topic 606). In addition, both of the following conditions must be met: 1) the timing and pattern of transfer are the same for non-lease components and associated lease components 2) the lease component, if accounted for separately, would be classified as an operating lease. An entity that elects the lessor practical expedient is also required to provide certain disclosures. For entities that early adopted Topic 842 the amendments in these ASUs are effective upon issuance. The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The

Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.   Additionally, the Company elected to adopt the practical expedient use of hindsight to determine right of use asset and lease liability for each lease with a renewal option through their first option date. Adoption of the standard did not result in material changes to the Company's consolidated results of operations. The Company's adoption of the ASU resulted in a right of use asset and lease liability of approximately $2.7 million at January 1, 2019. The impact of the adoption on the Company's operating results was not significant.

In June, 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has determined that a third-party vendor will assist with model development, data governance and operational controls to support the adoption of this ASU.  Model implementation, including development and validation, began in the second quarter of 2019, as did the establishment of the control activities required to support the models.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) the policy for timing of transfers between levels, c) the valuation process for Level 3 fair value measurements, and d) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and c) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

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

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. The amendments in this update should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company's adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which amends certain aspects of FASB's leasing standard, ASU 2016-02.1 ASU 2019-01 is the result of a proposed ASU issued in December 2018. The ASU addresses the following issues:

•	Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers.

•	Statement of cash flows presentation for sales-type and direct financing leases by lessors within the scope of ASC 942.3

•	Clarification of interim disclosure requirements during transition.
ASU 2019-01 will be effective for public business entities for fiscal years ending after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

NOTE 2 – ACQUISITIONS

On January 4, 2018, the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Community Merger”). The Community Merger enhanced and expanded SB One Bank’s presence in Bergen County, New Jersey with the addition of 3 full service branch locations in that county, which complements SB One Bank’s existing location in Oradell, New Jersey. Under the terms of the agreement, Community merged with and into SB One Bank, with SB One Bank being the surviving entity and each outstanding share of Community common stock was exchanged for 0.97 shares of the Company's common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the Community Merger and paid approximately $2 thousand in cash for fractional shares. Outstanding Community stock options were paid out in cash by the Company for a total payment of $140 thousand. Expenses related to the Community Merger totaled $4.0 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

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
The core deposit intangible totaled $1.3 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method of the sum of the years' digits. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes. The goodwill recognized from the merger with Community was created based on the consideration paid by the Company for enhancing its presence in the Bergen County, NJ area in addition to our expected synergies from the combined operations of the Company and Community.
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
The following table presents certain pro forma information as if Community had been acquired on January 1, 2018. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of Community’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	Year Ended December 31, 2018
Total revenues (net interest income plus non-interest income)	$54,941
Net Income	9,935
Basic and diluted earnings per share applicable to common stockholders	$1.25
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
The core deposit intangible totaled $1.0 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method of the sum of the years' digits. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes. The goodwill recognized from the merger with Enterprise was created based on the consideration paid by the Company for enhancing its presence in the Bergen County, NJ area in addition to our expected synergies from the combined operations of the Company and Enterprise.
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
The following table presents certain pro forma information as if Enterprise had been acquired on January 1, 2018. These results combine the historical results of the Company in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments on January 1, 2018. In particular, no adjustments have been made to eliminate the amount of Enterprise’s provision for loan losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2018. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

(Dollars in thousands)	Year Ended December 31, 2018
Total revenues (net interest income plus non-interest income)	$64,827
Net Income	12,496
Basic and diluted earnings per share applicable to common stockholders	$1.80
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

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of June 30, 2019 and December 31, 2018 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government agencies	$18,831	$4	$(268)	$18,567
U.S. government-sponsored enterprises	44,917	—	(391)	44,526
State and political subdivisions	16,834	997	—	17,831
Mortgage-backed securities -
U.S. government-sponsored enterprises	91,590	1,794	(133)	93,251
Private mortgage-backed securities	15,148	250	—	15,398
Corporate Debt	4,483	111	—	4,594
	$191,803	$3,156	$(792)	$194,167

December 31, 2018
U.S. government agencies	$25,161	$4	$(371)	$24,794
U.S. government-sponsored enterprises	20,404	38	(80)	20,362
State and political subdivisions	60,457	445	(540)	60,362
Mortgage-backed securities -
U.S. government-sponsored enterprises	74,670	100	(1,157)	73,613
Corporate Debt	3,000	8	—	3,008
	$183,692	$595	$(2,148)	$182,139

Securities with a carrying value of approximately $2.3 million and $2.5 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at June 30, 2019 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,268	1,298
Due after five years through ten years	5,293	5,460
Due after ten years	14,756	15,667
Total bonds and obligations	21,317	22,425
U.S. government agencies	18,831	18,567
U.S. government-sponsored enterprises	44,917	44,526
Mortgage-backed securities:
U.S. government-sponsored enterprises	91,590	93,251
Private mortgage-backed securities	15,148	15,398
Total available for sale securities	$191,803	$194,167

There were $1.7 million gross realized gains on sales of securities available for sale and $199 thousand gross realized losses for the three months ended June 30, 2019. Gross realized gains were $46 thousand and gross realized losses were $10 thousand for the three months ended June 30, 2018.

Gross realized gains on sales of securities available for sale were $1.7 million and $46 thousand and gross realized losses were $199 thousand and $10 thousand for the six months ended June 30, 2019 and 2018, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
U.S. government agencies	$—	$—	$17,096	$(268)	$17,096	$(268)
U.S. government-sponsored enterprises	31,404	(321)	5,007	(70)	36,411	(391)
Mortgage-backed securities -
U.S. government-sponsored enterprises	4,605	(22)	6,922	(111)	11,527	(133)
Total temporarily impaired securities	$36,009	$(343)	$29,025	$(449)	$65,034	$(792)

December 31, 2018
U.S. government agencies	$18,998	$(316)	$2,593	$(55)	$21,591	$(371)
U.S. government-sponsored enterprises	10,348	(80)	—	—	10,348	(80)
State and political subdivisions	17,164	(204)	18,785	(336)	35,949	(540)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,547	(271)	28,773	(886)	59,320	(1,157)
Total temporarily impaired securities	$77,057	$(871)	$50,151	$(1,277)	$127,208	$(2,148)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2019, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At June 30, 2019 and December 31, 2018, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2019, there were fifteen securities with a fair value of $17.1 million that had an unrealized loss that amounted to $268 thousand.  As of June 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agencies securities at June 30, 2019 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2018, there were eighteen securities with a fair value of $21.6 million that had an unrealized loss that amounted to $371 thousand.

U.S. Government Sponsored Enterprises
At June 30, 2019 and December 31, 2018, the change in fair value and unrealized losses for our U.S. government sponsored enterprises securities were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2019, there were seventeen securities with a fair value of $36.4 million that had an unrealized loss that amounted to $391 thousand.  As of June 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored enterprise securities at June 30, 2019, were deemed to be OTTI.

At December 31, 2018, there were six securities with a fair value of $10.3 million that had an unrealized loss that amounted to $80 thousand.

State and Political Subdivisions
At June 30, 2019, there were no state and political subdivisions securities that had an unrealized loss.

At December 31, 2018, there were thirty-four securities with a fair value of $35.9 million that had an unrealized loss that amounted to $540 thousand.

Mortgage-Backed Securities - U.S. government-sponsored enterprises
At June 30, 2019 and December 31, 2018, the change in fair value and unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At June 30, 2019, there were nine securities with a fair value of $11.5 million that had an unrealized loss that amounted to $133 thousand.  As of June 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at June 30, 2019 were deemed to be OTTI.

At December 31, 2018, there were thirty-eight securities with a fair value of $59.3 million that had an unrealized loss that amounted to $1.2 million.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of June 30, 2019 and December 31, 2018 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
State and political subdivisions	$4,024	$92	$—	$4,116
December 31, 2018
State and political subdivisions	$4,078	$74	$—	$4,152

The amortized cost and carrying value of securities held to maturity at June 30, 2019 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,239	$1,239
Due after one year through five years	759	763
Due after five years through ten years	2,026	2,114
Due after ten years	—	—
Total held to maturity securities	$4,024	$4,116

Temporarily Impaired Securities

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of June 30, 2019, there were no securities that had an unrealized loss. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2018, there were no securities with an unrealized loss.

NOTE 4 – LOANS

The composition of net loans receivable at June 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$100,135	$81,709
Construction	112,020	142,321
Commercial real estate	940,287	878,449
Residential real estate	376,595	370,955
Consumer and other	2,686	2,393
Total loans receivable	1,531,723	1,475,827
Unearned net loan origination fees	(1,055)	(1,052)
Allowance for loan losses	(9,627)	(8,775)
Net loans receivable	$1,521,041	$1,466,000

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The total amount of loans serviced for the benefit of others was approximately $224 thousand and $229 thousand at June 30, 2019 and December 31, 2018, respectively.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $2.9 million at June 30, 2019, which was $800 thousand less than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Six months ended June 30, 2019	Six months ended June 30, 2018
Accretable yield, beginning balance	$539	$—
Acquisition of impaired loans	—	846
Accretable yield amortized to interest income	(109)	(152)
Reclassification from non-accretable difference	—	—
Accretable yield, ending balance	$430	$694

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and six months ended June 30, 2019 and 2018:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
June 30, 2019
Beginning balance	$647	$359	$6,304	$1,349	$19	$512	$9,190
Charge-offs	(153)	—	—	(337)	(17)	—	(507)
Recoveries	1	—	123	43	1	—	168
Provision	246	14	(159)	389	14	272	776
Ending balance	$741	$373	$6,268	$1,444	$17	$784	$9,627

June 30, 2018
Beginning balance	$389	$345	$5,801	$972	$31	$290	$7,828
Charge-offs	—	—	—	(10)	(31)	—	(41)
Recoveries	1	—	5	62	11	—	79
Provision	50	57	(317)	114	16	478	398
Ending balance	$440	$402	$5,489	$1,138	$27	$768	$8,264

Six Months Ended:
June 30, 2019
Beginning balance	$603	663	$5,575	$1,371	$23	$540	$8,775
Charge-offs	(198)	—	(5)	(430)	(42)	—	(675)
Recoveries	2	—	124	50	4	—	180
Provision	334	(290)	574	453	32	244	1,347
Ending balance	$741	$373	$6,268	$1,444	$17	$784	$9,627

June 30, 2018
Beginning balance	$208	336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	—	(22)	(42)	—	(75)
Recoveries	2	—	6	72	18	—	98
Provision	241	66	298	56	25	220	906
Ending balance	$440	$402	$5,489	$1,138	$27	$768	$8,264

The following table presents the balance of the allowance of loan losses and loans receivable by class at June 30, 2019 and December 31, 2018 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment (a)	Collectively Evaluated for Impairment
June 30, 2019
Commercial and industrial	$741	$104	$637	$100,135	$453	$99,682
Construction	373	—	373	112,020	—	112,020
Commercial real estate	6,268	486	5,782	940,287	12,718	927,569
Residential real estate	1,444	23	1,421	376,595	5,577	371,018
Consumer and other loans	17	—	17	2,686	—	2,686
Unallocated	784	—	—	—	—	—
Total	$9,627	$613	$8,230	$1,531,723	$18,748	$1,512,975

December 31, 2018
Commercial and industrial	$603	$152	$451	$81,709	$372	$81,337
Construction	663	—	663	142,321	—	142,321
Commercial real estate	5,575	274	5,301	878,449	15,760	862,689
Residential real estate	1,371	89	1,282	370,955	4,572	366,383
Consumer and other loans	23	—	23	2,393	—	2,393
Unallocated	540	—	—	—	—	—
Total	$8,775	$515	$7,720	$1,475,827	$20,704	$1,455,123
(a) loans individually evaluated for impairment exclude PCI loans.

An age analysis of loans receivable, which were past due as of June 30, 2019 and December 31, 2018, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2019
Commercial and industrial	$—	$491	$320	$811	$99,324	$100,135	$—
Construction	3,901	—	—	3,901	108,119	112,020	—
Commercial real estate	2,564	—	11,515	14,079	926,208	940,287	—
Residential real estate	1,878	50	4,408	6,336	370,259	376,595	—
Consumer and other	19	1	—	20	2,666	2,686	—
Total	$8,362	$542	$16,243	$25,147	$1,506,576	$1,531,723	$—

December 31, 2018
Commercial and industrial	$491	$—	$372	$863	$80,846	$81,709	$—
Construction	—	582	—	582	141,739	142,321	—
Commercial real estate	2,282	—	15,760	18,042	860,407	878,449	—
Residential real estate	393	35	4,572	5,000	365,955	370,955	—
Consumer and other	4	1	—	5	2,388	2,393	—
Total	$3,170	$618	$20,704	$24,492	$1,451,335	$1,475,827	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans, excluding PCI loans.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at June 30, 2019 and December 31, 2018 were:
໿

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial and industrial	$320	$372
Commercial real estate	11,515	15,760
Residential real estate	4,408	4,572
Total	$16,243	$20,704

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of June 30, 2019 and December 31, 2018: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial and industrial	$99,507	$11	$617	$—	$100,135
Construction	111,570	—	450	—	112,020
Commercial real estate	922,571	4,998	12,718	—	940,287
	$1,133,648	$5,009	$13,785	$—	$1,152,442

December 31, 2018
Commercial and industrial	$80,977	$32	$700	$—	$81,709
Construction	141,871	—	450	—	142,321
Commercial real estate	855,180	3,908	19,361	—	878,449
	$1,078,028	$3,940	$20,511	$—	$1,102,479

(Dollars in thousands)	Residential Real Estate	Consumer and other
June 30, 2019
Performing	$372,187	$2,686
Non-Performing	4,408	—
Total	$376,595	$2,686

December 31, 2018
Performing	$366,383	$2,393
Non-Performing	4,572	—
Total	$370,955	$2,393

The following table reflects information about our impaired loans, excluding PCI loans, by class as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$349	$457	$—	$—	$10	$—
Commercial real estate	10,889	11,229	—	13,745	13,745	—
Residential real estate	5,474	5,677	—	2,790	2,790	—

With an allowance recorded:
Commercial and industrial	104	236	104	372	572	152
Commercial real estate	1,829	1,843	486	2,015	2,437	274
Residential real estate	103	103	23	1,782	2,329	89

Total:
Commercial and industrial	453	693	104	372	582	152
Commercial real estate	12,718	13,072	486	15,760	16,182	274
Residential real estate	5,577	5,780	23	4,572	5,119	89
	$18,748	$19,545	$613	$20,704	$21,883	$515

໿
The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$76	$—	$—	$—
Construction	—	—	53	—
Commercial real estate	12,957	11	8,358	71
Residential real estate	4,378	22	3,499	19
Total impaired loans without a related allowance	17,411	33	11,910	90

With an allowance recorded:
Commercial and industrial	379	2	94	—
Commercial real estate	1,382	4	929	—
Residential real estate	421	—	—	—
Total impaired loans with an allowance	2,182	6	1,023	—
Total impaired loans	$19,593	$39	$12,933	$90

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$46	$—	$12	$—
Construction	—	—	21	—
Commercial real estate	13,701	135	5,638	83
Residential real estate	4,052	40	2,520	30
Total impaired loans without a related allowance	17,799	175	8,191	113

With an allowance recorded:
Commercial and industrial	306	7	38	—
Commercial real estate	934	9	1,071	—
Residential real estate	349	—	64	—
Total impaired loans with an allowance	1,589	16	1,173	—
Total impaired loans	$19,388	$191	$9,364	$113

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total
June 30, 2019
Performing	$424	$132	$690	$1,246
Non-performing	1,502	—	329	1,831
Total	$1,926	$132	$1,019	$3,077

December 31, 2018
Performing	$431	$—	$475	$906
Non-performing	1,531	—	517	2,048
Total	$1,962	$—	$992	$2,954

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of June 30, 2019, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There were no troubled debt restructuring during the three months ended June 30, 2019. There was one troubled debt restructuring during the six months ended June 30, 2019. There was one troubled debt restructuring in the amount of $514 thousand that occurred during the three and six months ended June 30, 2018.

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2019

Residential real estate	1	48	47

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2018
Residential real estate	1	$514	$306

There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended June 30, 2019. There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended June 30, 2018.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2019, we had five foreclosed residential real estate properties with a carrying value of $1.3 million. As of December 31, 2018, we had five foreclosed residential real estate properties with a carrying value of $1.3 million. In addition, as of June 30, 2019 and December 31, 2018, respectively, we had consumer loans with a carrying value of $554 thousand and $682 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		9,377,363			7,860,356
Shares held by Rabbi Trust		99,029			95,843
Shares liability under deferred compensation agreement		(99,029)			(95,843)
Basic earnings per share:
Net earnings applicable to common stockholders	$6,244	9,377,363	$0.67	$2,992	7,860,356	$0.38
Effect of dilutive securities:
Unvested stock awards	—	28,812		—	51,023
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$6,244	9,406,175	$0.66	$2,992	7,911,379	$0.38

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		9,397,073			7,800,886
Shares held by Rabbi Trust		99,029			95,843
Shares liability under deferred compensation agreement		(99,029)			(95,843)
Basic earnings per share:
Net earnings applicable to common stockholders	$12,067	9,397,073	$1.28	$4,300	7,800,886	$0.55
Effect of dilutive securities:
Unvested stock awards	—	34,104		—	51,023
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$12,067	9,431,177	$1.28	$4,300	7,851,909	$0.55

໿
There were 76,889 shares of options outstanding during the three months ended June 30, 2019 and no shares of options outstanding during the three months ended June 30, 2018, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There were 66,633 shares of options outstanding during the six months ended June 30, 2019 and 20,169 shares of options outstanding during the six months ended June 30, 2018, which were not included in the computation of diluted earnings per share because to do would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$2,530	$727	$1,803	$(353)	$(99)	$(254)
Fair value adjustments on derivatives	(3,701)	(1,114)	(2,587)	328	92	236
Reclassification adjustment for net losses on securities transactions included in net income	(1,524)	(459)	(1,065)	(36)	(10)	(26)
Total other comprehensive (loss) income	$(2,695)	$(846)	$(1,849)	$(61)	$(17)	$(44)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$5,442	$1,550	$3,892	$(2,520)	$(687)	$(1,833)
Fair value adjustments on derivatives	(5,435)	(1,635)	(3,800)	1,435	403	1,032
Reclassification adjustment for net gains on securities transactions included in net income	(1,524)	(459)	(1,065)	(36)	(10)	(26)
Total other comprehensive income	$(1,517)	$(544)	$(973)	$(1,121)	$(294)	$(827)

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $27.3 million as of June 30, 2019 and December 31, 2018. Goodwill at December 31, 2018, included $22.3 million and $2.2 million related to the acquisitions of Community and Enterprise, respectively, $2.3 million related to the insurance segment and $486 thousand related to the banking segment. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value; therefore, no write-down of goodwill was required at September 30, 2018. The estimated fair value of the insurance segment exceeded its carrying value by 17% at September 30, 2018.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition and $1.1 million for the Enterprise acquisition. The Company amortized $203 thousand and $121 thousand in core deposit intangible for the six months ended June 30, 2019 and 2018, respectively. The estimated future amortization expense for the remainder of 2019 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2019	$202
2020	364
2021	320
2022	277
2023	234
2024	191

NOTE 9 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$14,990	$—	$14,990	$10,985	$—	$10,985
Other income from external sources	2,247	2,145	4,392	1,009	1,872	2,881
Depreciation and amortization	515	11	526	444	6	450
Income before income taxes	7,500	580	8,080	3,288	600	3,888
Income tax expense (1)	1,604	232	1,836	656	240	896
Total assets	1,859,422	6,922	1,866,344	1,425,250	12,052	1,437,302

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$29,429	$—	$29,429	$21,753	$—	$21,753
Other income from external sources	3,279	4,746	8,025	1,934	3,804	5,738
Depreciation and amortization	1,040	23	1,063	892	12	904
Income before income taxes	13,557	1,846	15,403	3,902	1,509	5,411
Income tax expense (1)	2,598	738	3,336	507	604	1,111
Total assets	1,859,422	6,922	1,866,344	1,425,250	12,052	1,437,302
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

Information regarding our stock option plans for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options forfeited	(5,077)	10.76
Options exercised	(14,304)	$10.92
Options outstanding, end of quarter	49,742	$11.17	0.9	$556,161
Options exercisable, end of quarter	35,749	$10.98	5.8	$406,422
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83
໿

During the three months ended June 30, 2019 and 2018, we expensed $5 thousand and $12 thousand, respectively, in stock-based compensation under stock option awards.

During the six months ended June 30, 2019 and 2018, we expensed $18 thousand and $24 thousand, respectively, in stock-based compensation under stock option awards.

During the quarter ended June 30, 2019, there were 14,304 stock options exercised with an intrinsic value of $161 thousand.
During the quarter ended June 30, 2019, there were 5,077 stock options forfeited with an intrinsic value of $55 thousand to the stock options outstanding.

There were no options granted during the three and six months ended June 30, 2019 and 2018. Expected future expense relating to the unvested options outstanding as of June 30, 2019 is $31 thousand over a weighted average period of 0.9 years. Upon exercise of vested options, management expects to draw on common stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the six months ended June 30, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	97,465	$24.45
Granted	71,768	21.95
Forfeited	(17,300)	24.46
Vested	(32,515)	20.65
Unvested restricted stock, end of period	119,418	$23.98

During the three months ended June 30, 2019 and 2018, we expensed $276 thousand and $165 thousand, respectively, in stock-based compensation under restricted stock awards.

During the six months ended June 30, 2019 and 2018, we expensed $461 thousand and $319 thousand, respectively, in stock-based compensation under restricted stock awards.

At June 30, 2019, unrecognized compensation expense for unvested restricted stock was $2.3 million, which is expected to be recognized over an average period of 2.4 years.

NOTE 11 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of June 30, 2019, we had $1.5 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of June 30, 2019, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial instruments measured on a recurring basis by the above pricing observability levels as of June 30, 2019 and December 31, 2018:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2019
U.S. government agencies	$18,567	$—	$18,567	$—
U.S. government-sponsored enterprises	44,526	—	44,526	—
State and political subdivisions	17,831	—	17,831	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	93,251	—	93,251	—
Private mortgage-backed securities	15,398	—	15,398	—
Corporate debt	4,594	—	4,594	—
Derivative instruments
Interest rate swaps - asset	112	—	112	—
Interest rate swaps - liability	(4,212)		(4,212)

December 31, 2018
U.S. government agencies	$24,794	$—	$24,794	$—
U.S. government-sponsored enterprises	20,362	—	20,362	—
State and political subdivisions	60,362	—	60,362	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	73,613	—	73,613	—
Corporate debt	3,008	—	3,008	—
Derivative instruments
Interest rate swaps - asset	2,114	—	2,114	—
Interest rate swaps - liability	(779)		(779)

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2019
Impaired loans	$282	$—	$—	$282
Foreclosed real estate	335	—	—	335

December 31, 2018
Impaired loans	$1,785	$—	$—	$1,785
Foreclosed real estate	730	—	—	730

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2019
Impaired loans	$282	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-6.9%)

December 31, 2018
Impaired loans	$1,785	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	730	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at June 30, 2019 and December 31, 2018:

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

The fair values of our financial instruments at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,057	$26,057	$26,057	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	194,167	194,167	—	194,167	—
Securities held to maturity	4,024	4,116	—	4,116	—
Federal Home Loan Bank stock	8,867	8,867	—	8,867	—
Loans receivable, net of allowance	1,521,041	1,506,636	—	—	1,506,636
Accrued interest receivable	6,352	6,352	—	6,352	—
Interest rate swaps	112	112	—	112	—

Financial liabilities:
Non-maturity deposits	960,270	960,270	—	960,270	—
Time deposits	516,218	509,548	—	509,548	—
Short-term borrowings	120,350	120,473	120,473	—	—
Long-term borrowings	32,321	32,434	—	32,434	—
Subordinated debentures	27,864	27,779	—	27,779	—
Accrued interest payable	1,582	1,582	—	1,582	—
Interest rate swaps	4,212	4,212		4,212

	December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,678	$26,678	$26,678	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	182,139	182,139	—	182,139	—
Securities held to maturity	4,078	4,152	—	4,152	—
Federal Home Loan Bank stock	11,764	11,764	—	11,764	—
Loans receivable, net of allowance	1,466,000	1,428,094	—	—	1,428,094
Accrued interest receivable	6,546	6,546	—	6,546	—
Interest rate swaps	2,114	2,114	—	2,114	—

Financial liabilities:
Non-maturity deposits	965,065	965,065	—	965,065	—
Time deposits	388,874	383,264	—	383,264	—
Short-term borrowings	175,295	175,366	175,366	—	—
Long-term borrowings	44,611	44,365	—	44,365	—
Subordinated debentures	27,859	26,840	—	26,840	—
Accrued interest payable	1,480	1,480	—	1,480	—
Interest rate swaps	779	779	—	779	—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2019, such derivatives were used to hedge the variable cash outflows associated with four FHLB borrowings totaling $26.0 million.  The Company entered into an interest rate swap agreement to hedge its $12.5 million variable rate (3 Mo Libor +1.44%) junior subordinated debt issued by Sussex Capital Trust II, a non-consolidated wholly-owned subsidiary of the Company, for 10 years at a fixed rate of 3.10%.  During the year ended December 31, 2018, the Company entered into four interest rate swap agreements used to hedge the variable cash outflows associated with two future three month FHLB borrowings totaling $75.0 million, with an effective date of September 15, 2018. Two interest rate swaps mature September 15, 2021 with fixed rates of 2.89% and 2.85%, and the other two mature September 15, 2022 with fixed rates of 2.90% and 2.86%. During the quarter ended March 31, 2019, the Company entered into a forward starting interest rate swap agreement with a notional amount totaling $40 million, designated as a cash flow hedge of variable cash flows associated with a $40 million brokered CD, with a 3 year term and a fixed rate of 2.56%. During the quarter ended June 30, 2019, the Company entered into five forward starting interest rate swap agreements with a notional amount totaling $85 million, designated as a cash flow hedge of variable cash flows, one associated with a $20 million with a one month LIBOR (IND Promontory) or similar funding, with a 3 year term and a fixed rate of 1.87%, one associated with a $25 million brokered CD, with a 3 year term and a fixed rate of 2.21%, one associated with a $20 million brokered CD, with a 3 year term and a fixed rate of 2.13%, one associated with a $10 million one month LIBOR (IND Promontory) or similar funding, with a 4 year term and a fixed rate of 1.59%, and one associated with a $10 million one month LIBOR (IND Promontory) or similar funding, with a 5 year term and a fixed rate of 1.62%. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three and six months ended June 30, 2019 and 2018, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Income and Comprehensive Income at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$106	Other Assets	March 15, 2026
December 15, 2016	5,000	(40)	Other Liabilities	December 15, 2026
June 15, 2017	6,000	(75)	Other Liabilities	June 15, 2027
December 15, 2017	10,000	(77)	Other Liabilities	December 15, 2027
December 15, 2017	5,000	(55)	Other Liabilities	December 15, 2027
September 15, 2018	20,000	(506)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(761)	Other Liabilities	September 15, 2022
September 15, 2018	17,500	(426)	Other Liabilities	September 15, 2021
September 15, 2018	17,500	(639)	Other Liabilities	September 15, 2022
February 21, 2019	40,000	(867)	Other Liabilities	February 21, 2022
June 3, 2019	20,000	(160)	Other Liabilities	June 1, 2022
June 17, 2019	25,000	(364)	Other Liabilities	June 15, 2022
June 17, 2019	20,000	(242)	Other Liabilities	June 15, 2022
July 1, 2019	10,000	4	Other Assets	July 1, 2023
July 1, 2019	10,000	2	Other Assets	July 1, 2024
Total	$238,500	$(4,100)

	December 31, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$768	Other Assets	March 15, 2026
December 15, 2016	5,000	246	Other Assets	December 15, 2026
June 15, 2017	6,000	285	Other Assets	June 15, 2027
December 15, 2017	10,000	554	Other Assets	December 15, 2027
December 15, 2017	5,000	261	Other Assets	December 15, 2027
September 15, 2018	20,000	(176)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(266)	Other Liabilities	September 15, 2022
September 15, 2018	17,500	(134)	Other Liabilities	September 15, 2021
September 15, 2018	17,500	(203)	Other Liabilities	September 15, 2022
Total	113,500	1,335

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedges of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the three months ended June 30, 2019 and 2018:
໿

	Three Months Ended June 30, 2019
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(287)	Not applicable	$—
December 15, 2016	(123)	Not applicable	—
June 15, 2017	(154)	Not applicable	—
December 15, 2017	(268)	Not applicable	—
December 15, 2017	(134)	Not applicable	—
September 15, 2018	(152)	Not applicable	—
September 15, 2018	(225)	Not applicable	—
September 15, 2018	(133)	Not applicable	—
September 15, 2018	(198)	Not applicable	—
February 21, 2019	(382)	Not applicable	—
June 3, 2019	(112)	Not applicable	—
June 17, 2019	(254)	Not applicable	—
June 17, 2019	(169)	Not applicable	—
July 1, 2019	3	Not applicable	—
July 1, 2019	1	Not applicable	—
Total	$(2,587)		$—

	Three Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$80	Not applicable	$—
December 15, 2016	36	Not applicable	—
June 15, 2017	46	Not applicable	—
December 15, 2017	78	Not applicable	—
December 15, 2017	40	Not applicable	—
September 15, 2018	(19)	Not applicable	—
September 15, 2018	(25)	Not applicable	—
Total	$236		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedges of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the six months ended June 30, 2019 and 2018:
໿

	Six Months Ended June 30, 2019
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(463)	Not applicable	$—
December 15, 2016	(200)	Not applicable	—
June 15, 2017	(252)	Not applicable	—
December 15, 2017	(441)	Not applicable	—
December 15, 2017	(221)	Not applicable	—
September 15, 2018	(231)	Not applicable	—
September 15, 2018	(346)	Not applicable	—
September 15, 2018	(204)	Not applicable	—
September 15, 2018	(305)	Not applicable	—
February 21, 2019	(606)	Not applicable	—
June 3, 2019	(112)	Not applicable	—
June 17, 2019	(254)	Not applicable	—
June 17, 2019	(169)	Not applicable	—
July 1, 2019	3	Not applicable	—
July 1, 2019	1	Not applicable	—
Total	$(3,800)		$—

	Six Months Ended June 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$313	Not applicable	$—
December 15, 2016	139	Not applicable	—
June 15, 2017	175	Not applicable	—
December 15, 2017	299	Not applicable	—
December 15, 2017	150	Not applicable	—
September 15, 2018	(19)	Not applicable	—
September 15, 2018	(25)	Not applicable	—
Total	$1,032		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments made on the Company’s variable rate borrowing positions. During the six months ended June 30, 2019, the Company had $27 thousand of reclassifications to interest income. During the six months ended June 30, 2018, the Company had $10 thousand of reclassifications to interest expense.

As required under the master netting arrangement with its derivatives counterparty, the Company pledged $4.6 million and received $300 thousand of financial collateral at June 30, 2019, and received financial collateral in the amount of $2.8 million at June 30, 2018.

Offsetting derivatives

The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
June 30, 2019
Assets:
Interest Rate Swaps	$112	—	$(1,408)	—	$(1,200)	$(208)
Total	$112	—	$(1,408)	—	$(1,200)	$(208)

Liabilities:
Interest Rate Swaps	$(4,212)	—	$(2,692)	—	$(2,840)	$148
Total	$(4,212)	—	$(2,692)	—	$(2,840)	$148

December 31, 2018
Assets:
Interest Rate Swaps	$2,114	—	$1,672	—	$2,460	$(788)
Total	$2,114	—	$1,672	—	$2,460	$(788)

Liabilities:
Interest Rate Swaps	$(779)	—	$(337)	—	—	$(337)
Total	$(779)	—	$(337)	—	—	$(337)

NOTE 14 – BORROWINGS

At June 30, 2019, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $333.4 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $333.4 million.  At June 30, 2019, the Bank had the ability to borrow up to $195.1 million at FHLBNY and $10.0 million at ACBB.

At June 30, 2019 and December 31, 2018, the Company had $120.4 million and $175.3 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 2.47% and 2.66%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

As of June 30, 2019 and December 31, 2018, respectively, the Company had $32.3 million and $44.6 million in long-term fixed rate advances.

NOTE 15 – REVENUE RECOGNITION

Revenue from Contracts with Customers, ASU 2014-09, and all subsequent amendments to the ASU (collectively, “ASC 606”), (i) create a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as securities and premises and equipment. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and insurance contracts.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within other income. The following table presents the Company’s sources of other income for the three and six ended June 30, 2019 and 2018. Sources of revenue outside the scope of ASC 606 are noted as such.

(Dollars In Thousands)	Three Months Ended June 30,
	2019	2018
Other income:
Service fees on deposit accounts	$367	$311
ATM and debit card fees	278	250
Bank-owned life insurance (1)	232	188
Insurance commissions and fees	2,096	1,839
Investment brokerage fees (1)	21	41
Net gain (loss) on sales of securities (1)	1,524	36
Net gain on sale and disposal of premises and equipment (1)	(381)	9
Other	255	207
Total Other Income	$4,392	$2,881
(1) Not within the scope of ASC 606.

(Dollars In Thousands)	Six Months Ended June 30,
	2019	2018
Other income:
Service fees on deposit accounts	$697	$639
ATM and debit card fees	509	463
Bank-owned life insurance (1)	462	373
Insurance commissions and fees	4,658	3,734
Investment brokerage fees (1)	77	63
Net gain (loss) on sales of securities (1)	1,524	36
Net gain on sale and disposal of premises and equipment (1)	(381)	9
Other	479	421
Total Other Income	$8,025	$5,738
(1) Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Fees on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed, which is when the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

NOTE 16 – RIGHT OF USE ASSET AND LEASE LIABILITY

The Company leases corporate and branch office locations. Seven of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, our Right of Use (“ROU”) assets and lease liabilities include extensions for one option period. The Company has elected certain optional practical expedients, to not restate comparative periods and forego a reassessment and to exclude short-term leases from our ROU assets and lease liabilities. The twelve corporate and branch location leases are classified as operating leases while the remaining leases are all short-term leases. The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $2.7 million in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the ROU assets and lease liabilities was estimated at 2.60%. At June 30, 2019 the ROU assets and lease liabilities included on the consolidated balance sheet in other assets and other liabilities, respectively, totaled $5.2 million.

On May 24, 2019, the Company entered into a new operating lease agreement for its new corporate center in Paramus, NJ. The lease has a 7 year term with two five year options of renewal. The ROU asset and lease liability at commencement, including one 5 year option, was $2.8 million.

The weighted average remaining lease term is 9.4 years.

The operating lease cost for the three and six months ended June 30, 2019 was $123 thousand and $246 thousand, respectively. The short term lease expenses for the three and six months ended June 30, 2019 were $278 thousand and $376 thousand, respectively. The rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $168 thousand and $339 thousand, respectively.

The Company incurred a one-time rent expense of $123 thousand due to the early termination of the lease of its corporate center in Rockaway, NJ.

Cash paid on operating leases was $272 thousand and $512 thousand, respectively, for the three and six months ended June 30, 2019.

Maturities of lease liabilities are as follows:

(Dollars in Thousands)
Year Ending,	Operating Leases
2019	$363
2020	670
2021	624
2022	640
2023	643
Thereafter	2,826
Total lease payments (1)	5,766
Less imputed interest	(546)
Total	$5,220
(1) lease liability maturities include 1st option of extension

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the six months ended June 30, 2019.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Overview – For the quarter ended June 30, 2019, the Company reported net income of $6.2 million, or $0.67 per basic and $0.66 per diluted share, an increase of 108.7%, as compared to net income of $3.0 million, or $0.38 per basic and diluted share, for the quarter ended June 30, 2018.

The increase in net income for the quarter ended June 30, 2019 was driven by a $4.0 million, or 36.5%, increase in net interest income resulting from organic loan and deposit growth and the Enterprise merger and a $1.5 million increase in non-interest income. The increase in non-interest income was driven by a $1.5 million gain on sale of securities and a $257 thousand increase in insurance commissions and fees. The gain on sale of securities was the result of the Company taking advantage of a market opportunity within the tax-free municipal securities sector. Non-interest income was partially offset by a one-time tax effected disposal of leasehold improvements and rent expense of $353 thousand as a result of the Company’s closure of its former corporate center. Non-interest expenses increased $946 thousand to $10.5 million for the second quarter of 2019 as compared to $9.6 million for the second quarter of 2018. The increase in non-interest expenses was mainly attributable to an increase in salaries and employee benefits of $923 thousand mainly resulting from the merger with Enterprise. In addition, occupancy increased $258 thousand resulting from the merger with Enterprise. The following table summarizes net income excluding merger-related expenses, non-recurring rebrand and discontinued operations expenses for the three months ended June 30, 2019 and 2018:

SB ONE BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018
Net income (GAAP)	$6,244	$2,992
Merger related expenses net of tax (1)	—	321
Non-recurring rebrand expenses net of tax (2)	—	152
Non-recurring discontinued operations expense net of tax (3)	353	—
Net income, as adjusted	$6,597	$3,465
Average diluted shares outstanding (GAAP)	9,406,175	7,906,600
Diluted EPS, as adjusted	$0.70	$0.44
Average assets	1,851,535	1,400,816
Return on average assets, as adjusted	1.43%	0.99%
Return on average equity, as adjusted	13.72%	9.38%
(1) The tax effect on the merger related expense was $125 thousand QTD 2018
(2) The tax effect of the non-recurring rebrand expenses was $54 thousand
(3) The tax effect on the discontinued operations was $152 thousand

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended June 30, 2019 and 2018:
໿

	Three Months Ended June 30,
(Dollars in thousands)	2019			2018
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$46,888	$508	4.35%	$64,726	$678	4.20%
Taxable	158,258	1,277	3.24%	126,462	804	2.55%
Total securities	205,146	1,785	3.49%	191,188	1,482	3.11%
Total loans receivable (1) (4)	1,516,945	19,059	5.04%	1,112,480	12,562	4.53%
Other interest-earning assets	20,386	65	1.28%	8,246	16	0.78%
Total earning assets	$1,742,477	$20,909	4.81%	$1,311,914	$14,060	4.30%

Non-interest earning assets	118,393			96,979
Allowance for loan losses	(9,335)			(8,077)
Total Assets	$1,851,535			$1,400,816

Sources of Funds:
Interest bearing deposits:
NOW	$249,647	$453	0.73%	$250,143	$347	0.56%
Money market	230,766	1,165	2.02%	91,597	287	1.26%
Savings	226,511	372	0.66%	220,075	191	0.35%
Time	494,823	2,469	2.00%	263,248	834	1.27%
Total interest bearing deposits	1,201,747	4,459	1.49%	825,063	1,659	0.81%
Borrowed funds	145,937	973	2.67%	173,841	874	2.02%
Junior subordinated debentures	27,863	316	4.55%	27,852	313	4.51%
Total interest bearing liabilities	$1,375,547	$5,748	1.68%	$1,026,756	$2,846	1.11%

Non-interest bearing liabilities:
Demand deposits	272,667			222,558
Other liabilities	10,935			3,736
Total non-interest bearing liabilities	283,602			226,294
Stockholders' equity	192,386			147,766
Total Liabilities and Stockholders' Equity	$1,851,535			$1,400,816

Net Interest Income and Margin(5)		15,161	3.49%		11,214	3.43%
Tax-equivalent basis adjustment		(171)			(229)
Net Interest Income		$14,990			$10,985

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

Net interest income on a fully tax equivalent basis increased $3.9 million, or 35.2%, to $15.2 million for the second quarter of 2019, as compared to $11.2 million for the same period in 2018. The increase in net interest income was largely due to a $430.6 million, or 32.8%, increase in average interest earning assets, principally loans receivable, which increased $404.5 million, or 36.4%, driven by organic growth and the December 2018 closing of the Enterprise merger. The net interest margin increased 0.06% to 3.49% for the second quarter of 2019, as compared to the same period in 2018, as a result of an increase in deposits, specifically non-interest bearing deposits, as a main source of funding for loan growth of $50.1 million, or 22.5%.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $6.8 million, or 48.7%, to $20.9 million for the quarter ended June 30, 2019, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $430.6 million for the quarter ended June 30, 2019, as compared to the same period in 2018. The average yield increased 51 basis points to 4.81% for the quarter ended June 30, 2019, as compared to 4.30% for the same period last year.

Our total interest income earned on loans receivable increased $6.5 million, or 51.7%, to $19.1 million for the second quarter of 2019, as compared to the same period in 2018.  The increase was primarily driven by an increase in average balance of loans receivable of $404.5 million, or 36.4%, for the three months ended June 30, 2019, as compared to the same period last year. The average yield increased 51 basis points to 5.04% for the quarter ended June 30, 2019, as compared to 4.53% for the same period last year. The increases in average yield were largely driven by purchase accounting accretion resulting from the acquisitions of Community and Enterprise.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $303 thousand, to $1.8 million for the quarter ended June 30, 2019 from $1.5 million for the same period in 2018.  The increase in interest income earned on securities was mainly due to a 7.3% increase on the average balance. The average yield for the quarter ended June 30, 2019 increased 38 basis points to 3.49% as compared to the same period in 2018.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $49 thousand to $65 thousand for the second quarter of 2019 as compared to the same period last year.  The average balances in other interest-earning assets increased $12.1 million to $20.4 million in the second quarter of 2019 from $8.2 million during the second quarter a year earlier.  The average yield for the quarter ended June 30, 2019 increased 50 basis points to 1.28% as compared to 0.78% in the same period in 2018 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended June 30, 2019 increased $2.9 million, or 102.0%, to $5.7 million from $2.8 million for the same period in 2018.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $348.8 million, or 34.0%, to $1.4 billion for the second quarter of 2019 from $1.0 billion for the same period in 2018. In addition the increase was due to a 57 basis points increase in the average rate to 1.68% for the quarter ended June 30, 2019, as compared to 1.11% for the same period last year.

Our interest expense on deposits increased $2.8 million, or 168.8%, for the quarter ended June 30, 2019, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $376.7 million during the second quarter of 2019, as compared to the same period in 2018. The average rate increased 68 basis points to 1.49% for the quarter ended June 30, 2019, as compared to 0.81% for the same period last year.

Our interest expense on borrowed funds increased $99 thousand, or 11.3%, for the quarter ended June 30, 2019, as compared to the same period last year.  The increase was largely attributed to an increase in the average rate of 65 basis points to 2.67% as compared to 2.02% in the same period in 2018.  The increase was offset by a $27.9 million decrease in the average balance of borrowed funds during the second quarter of 2019, as compared to the same period in 2018.

Our interest expense on all of the Company's subordinated debt increased $3 thousand, or 1.0%, for the quarter ended June 30, 2019, as compared to the same period last year.

Provision for Loan Losses – Provision for loan losses increased $378 thousand, or 95.0%, to $776 thousand for the second quarter of 2019, as compared to $398 thousand for the same period in 2018.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income – Our non-interest income increased $1.5 million, or 52.4%, to $4.4 million for the second quarter of 2019, as compared to the same period in 2018. The growth was largely due to an increase of $1.5 million in gains on sale of securities. In addition, insurance commissions and fees relating to SB One Insurance Agency increased $257 thousand, or 14.0%, for the second quarter of 2019, as compared to the same period in 2018. The aforementioned increases were partially offset by a $353 thousand loss on the disposal of fixed assets relating to closing of the Company’s corporate center.

Non-Interest Expense – Our non-interest expenses increased $947 thousand, or 9.9%, to $10.5 million for the second quarter of 2019, as compared to the same period in 2018. The increase in non-interest expenses occurred largely in salaries and employee benefits of $923 thousand, occupancy of $258 thousand and FDIC assessment of $181 thousand as result of the Company’s growth. The increase in non-interest expenses for the second quarter of 2019, as compared to the same period in 2018, was the result of the Company’s continued growth, inclusive of the Enterprise merger net of cost savings. The increase in occupancy was driven by the addition of 4 branches from the Enterprise merger and a one-time charge to rent expense of $123 thousand resulting from the closing of the Company’s corporate center. The aforementioned increases were partially offset by decreases in advertising and promotions and loan collection costs of $162 thousand and $72 thousand, respectively.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, increased $940 thousand, or 104.9%, to $1.8 million for the second quarter of 2019, as compared to the same period last year. The Company’s effective tax rate for the second quarter of 2019 was 22.7%, as compared to 23.1% for the second quarter of 2018.

COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Overview – For the six months ended June 30, 2019, the Company reported net income of $12.1 million, or $1.28 per basic and diluted share, for the six months ended June 30, 2019, an increase of 180.6%, as compared to $4.3 million, or $0.55 per basic and diluted share, for the same period last year.

For the six months ended June 30, 2019, the Company reported net income, adjusted for a one-time tax effected charge for the disposal of leasehold improvements and rent expense of $353 thousand due to the early termination of the lease of its corporate center in Rockaway, NJ, of $12.4 million, or $1.32 per basic and diluted share, an increase of $5.3 million, or 73.9%, from net income, adjusted for tax effected merger-related expenses and non-recurring rebrand expenses of $2.7 million and $152 thousand, respectively, of $7.1 million, or $0.91 per basic and diluted share, for the quarter ended June 30, 2018. The following table summarizes net income excluding merger-related expenses, non-recurring rebrand and discontinued operations expenses for the six months ended June 30, 2019 and 2018:

SB ONE BANCORP
Non-GAAP Reporting
(Dollars In Thousands)
(Unaudited)
	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net income (GAAP)	$12,067	$4,300
Merger related expenses net of tax (1)	—	2,688
Non-recurring rebrand expenses net of tax (2)	—	152
Non-recurring discontinued operations expense net of tax (3)	353	—
Net income, as adjusted	$12,420	$7,140
Average diluted shares outstanding (GAAP)	9,431,177	7,848,468
Diluted EPS, as adjusted	$1.32	$0.91
Average assets	1,838,653	1,370,889
Return on average assets, as adjusted	1.35%	1.04%
Return on average equity, as adjusted	13.06%	9.79%
(1) The tax effect on the merger related expense was $1.1 million YTD 2018
(2) The tax effect of the non-recurring rebrand expenses was $54 thousand
(3) The tax effect on the discontinued operations was $152 thousand

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the six month periods ended June 30, 2019 and 2018:
໿

	Six Months Ended June 30,
(Dollars in thousands)	2019			2018
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$54,728	$1,183	4.36%	$59,883	$1,253	4.22%
Taxable	150,242	2,452	3.29%	123,635	1,540	2.51%
Total securities	204,970	3,635	3.58%	183,518	2,793	3.07%
Total loans receivable (1) (4)	1,508,820	37,219	4.97%	1,088,238	24,462	4.53%
Other interest-earning assets	17,554	114	1.31%	10,576	46	0.88%
Total earning assets	$1,731,344	$40,968	4.77%	$1,282,332	$27,301	4.29%

Non-interest earning assets	116,385			96,349
Allowance for loan losses	(9,076)			(7,792)
Total Assets	$1,838,653			$1,370,889

Sources of Funds:
Interest bearing deposits:
NOW	$252,786	$899	0.72%	$254,884	$745	0.59%
Money market	235,823	2,343	2.00%	94,016	535	1.15%
Savings	224,073	699	0.63%	221,005	268	0.24%
Time	465,761	4,382	1.90%	264,189	1,569	1.20%
Total interest bearing deposits	1,178,443	8,323	1.42%	834,094	3,117	0.75%
Borrowed funds	167,341	2,187	2.64%	143,034	1,380	1.95%
Junior subordinated debentures	27,861	631	4.57%	27,851	628	4.55%
Total interest bearing liabilities	$1,373,645	$11,141	1.64%	$1,004,979	$5,125	1.03%

Non-interest bearing liabilities:
Demand deposits	266,052			215,665
Other liabilities	8,720			4,418
Total non-interest bearing liabilities	274,772			220,083
Stockholders' equity	190,236			145,827
Total Liabilities and Stockholders' Equity	$1,838,653			$1,370,889

Net Interest Income and Margin(5)		29,827	3.47%		22,176	3.49%
Tax-equivalent basis adjustment		(398)			(423)
Net Interest Income		$29,429			$21,753

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

Net interest income on a fully tax equivalent basis increased $7.7 million, or 34.5%, to $29.8 million for the first six months of 2019 as compared to $22.2 million for the same period in 2018. The increase in net interest income was largely due to a $449.0 million, or 35.0%, increase in average interest earning assets, principally loans receivable, which increased $420.6 million, or 38.6%, driven by organic growth and the Enterprise merger.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $13.7 million, or 50.1%, to $41.0 million for the six months ended June 30, 2019, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $449.0 million for the six months ended June 30, 2019, as compared to the same period in 2018. The average yield increased 48 basis points to 4.77% for the six months ended June 30, 2019, as compared to 4.29% for the same period last year.

Our total interest income earned on loans receivable increased $12.8 million, or 52.2%, to $37.2 million for the first six months of 2019, as compared to the same period in 2018.  The increase was primarily driven by an increase in average balance of loans receivable of $420.6 million, or 38.6%, for the six months ended June 30, 2019, as compared to the same period last year. The average yield increased 44 basis points to 4.97% for the six months ended June 30, 2019, as compared to 4.53% for the same period last year. The increases in average yield were largely driven by purchase accounting accretion resulting from the acquisitions of Community and Enterprise.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $842 thousand, to $3.6 million for the six months ended June 30, 2019 from $2.8 million for the same period in 2018.  The increase in interest income earned on securities was mainly due to a 11.7% increase on the average balance. The average yield for the six months ended June 30, 2019 increased 51 basis points to 3.58% as compared to the same period in 2018.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $68 thousand to $114 thousand for the first six months of 2019 as compared to the same period last year.  The average balances in other interest-earning assets increased $7.0 million to $17.6 million in the first six months of 2019 from $10.6 million during the first six months a year earlier.  The average yield for the six months ended June 30, 2019 increased 43 basis points to 1.31% as compared to 0.88% in the same period in 2018 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the six months ended June 30, 2019 increased $6.0 million, or 117.4%, to $11.1 million from $5.1 million for the same period in 2018.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $368.7 million, or 36.7%, to $1.4 billion for the first six months of 2019 from $1.0 billion for the same period in 2018. In addition the increase was due to a 61 basis points increase in the average rate to 1.64% for the six months ended June 30, 2019, as compared to 1.03% for the same period last year.

Our interest expense on deposits increased $5.2 million, or 167.0%, for the six months ended June 30, 2019, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $344.3 million during the first six months of 2019, as compared to the same period in 2018. The average rate increased 67 basis points to 1.42% for the six months ended June 30, 2019, as compared to 0.75% for the same period last year.

Our interest expense on borrowed funds increased $807 thousand, or 58.5%, for the six months ended June 30, 2019, as compared to the same period last year.  The increase was largely attributed to an increase in the average rate of 69 basis points to 2.64% as compared to 1.95% in the same period in 2018.  The average balance of borrowed funds increased $24.3 million to $167.3 million for the first six months of 2019, as compared to the same period in 2018.

Our interest expense on all of the Company's subordinated debt increased $3 thousand, or 0.5%, for the six months ended June 30, 2019, as compared to the same period last year.

Provision for Loan Losses – Provision for loan losses increased $441 thousand, or 48.7%, to $1.3 million for the first six months of 2019, as compared to $906 thousand for the same period in 2018.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income – Our non-interest income increased $2.3 million, or 39.9%, to $8.0 million for the first six months of 2019 as compared to the same period last year. The increase was principally due to a $1.5 million increase in gain on sale of securities. In addition, insurance commissions and fees relating to SB One Insurance Agency increased $924 thousand, or 24.7%, largely attributable to a $373 thousand increase in contingency commission income. The aforementioned increases were partially offset by a $390 thousand loss on the disposal of fixed assets relating to closing of the Company’s corporate center.

Non-Interest Expense – Our non-interest expenses decreased $470 thousand, or 2.2%, to $20.7 million for the first six months of 2019 as compared to the same period last year. The decrease in non-interest expenses was primarily due to a decrease in merger-related expenses of $3.7 million. The aforementioned decrease was partially offset by increases to salaries and employee benefits of $2.0 million, occupancy expenses of $435 thousand, FDIC assessment of $237 thousand, other expenses of $209 thousand and data processing of $209 thousand.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, increased $2.2 million, or 200.3%, to $3.3 million for the first six months of 2019, as compared to the same period last year. The Company’s effective tax rate for the first six months of 2019 was 21.7%, as compared to 20.5% for the same period last year.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 TO DECEMBER 31, 2018

Total Assets – At June 30, 2019, our total assets were $1.9 billion, an increase of $70.6 million, or 3.9%, as compared to total assets of $1.8 billion at December 31, 2018. The increase was mainly attributable to an increase in loans receivable of $55.9 million, or 3.8%, to $1.5 billion.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $621 thousand to $26.1 million at June 30, 2019, or 1.4% of total assets, from $26.7 million, or 1.5% of total assets, at December 31, 2018.

Securities Portfolio – At June 30, 2019, the securities portfolio, which includes available for sale and held to maturity securities, was $198.2 million, compared to $186.2 million at December 31, 2018. Available for sale securities were $194.2 million at June 30, 2019, compared to $182.1 million at December 31, 2018. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political subdivision obligations and mortgage-backed securities. Held to maturity securities were $4.0 million at June 30, 2019 and $4.1 million at December 31, 2018.

Net unrealized gain in the available for sale securities portfolio was $2.4 million at June 30, 2019 as compared to a net unrealized loss of $1.6 million at December 31, 2018.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further details of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 – Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of June 30, 2019 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments, which consisted primarily of FHLB stock, decreased $2.9 million to $8.9 million at June 30, 2019 as compared to $11.8 million at December 31, 2018. We also held $200 thousand in time deposits with other financial institutions at June 30, 2018 and at December 31, 2018.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $55.9 million, or 3.8%, to $1.5 billion at June 30, 2019, as compared to $1.5 billion at December 31, 2018.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial and industrial loans	$100,135	$81,709
Construction	112,020	142,321
Commercial real estate	940,287	878,449
Residential real estate	376,595	370,955
Consumer and other	2,686	2,393
Total gross loans	$1,531,723	$1,475,827

Loan and Asset Quality – The ratio of non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets decreased to 1.13% at June 30, 2019 as compared to 1.43% at December 31, 2018. NPAs exclude $2.9 million of Purchased Credit-Impaired (“PCI”) loans acquired through the Community merger. NPAs decreased $4.7 million to $21.1 million at June 30, 2019, as compared to $25.8 million at December 31, 2018, resulting from a non-accrual loan payoff of $4.3 million. Non-accrual loans, excluding $2.8 million of PCI loans, decreased $4.5 million, or 21.6%, to $16.2 million at June 30, 2019, as compared to $20.7 million at December 31, 2018. Loans past due 30 to 89 days totaled $8.9 million at June 30, 2019, representing an increase of $5.1 million, or 135.1%, as compared to $3.8 million at December 31, 2018.

We continue to actively market our foreclosed real estate properties, the value of which decreased $573 thousand to $3.6 million at June 30, 2019 as compared to $4.1 million at December 31, 2018. The decrease in foreclosed real estate properties was largely attributable to the sale of three properties totaling $902 thousand which was partially offset by one new foreclosed property valued at $335 thousand. At June 30, 2019, the Company’s foreclosed real estate properties had an average carrying value of approximately $358 thousand per property.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans	$16,243	$20,704
Non-accrual loans to total loans	1.06%	1.40%
NPAs	$21,065	$25,759
NPAs to total assets	1.13%	1.43%
Allowance for loan losses as a % of non-accrual loans	59.27%	42.38%
Allowance for loan losses to total loans	0.63%	0.60%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $18.7 million and $20.7 million at June 30, 2019 and December 31, 2018, respectively.  The Company also had PCI loans from the acquisition of Community with a carrying value of $2.9 million at June 30, 2019. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.2 million and $906 thousand at June 30, 2019 and December 31, 2018, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2019, we had eight loans totaling $3.7 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

The Company’s allowance for loan losses increased $852 thousand, or 9.7%, to $9.6 million, at June 30, 2019 as compared to $8.8 million at December 31, 2018. The Company’s outstanding credit mark recorded on the legacy Community and Enterprise portfolios of $441.5 million totaled $7.3 million at June 30, 2019. The Company’s combined coverage of allowance for loan loss and credit mark on the legacy Community and Enterprise portfolios totaled $17.0 million, or 1.11% of the overall loan portfolio, at June 30, 2019. The Company recorded $1.3 million in provision for loan losses for the six months ended June 30, 2019 as compared to $906 thousand for the six months ended June 30, 2018. Additionally, the Company recorded net charge-offs of $495 thousand for the six months ended June 30, 2019, as compared to $23 thousand in net recoveries for the six months ended June 30, 2018. The allowance for loan losses as a percentage of non-accrual loans increased to 59.3% at June 30, 2019 from 43.5% at December 31, 2018.

The table below presents information regarding our provision and allowance for loan losses for the six months ended June 30, 2019 and 2018:
໿

(Dollars in thousands)	June 30, 2019	June 30, 2018
Balance, beginning of period	$8,775	$7,335
Provision	1,347	906
Charge-offs	(675)	(75)
Recoveries	180	98
Balance, end of period	$9,627	$8,264

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$741	6.5%	$603	6.6%
Construction	373	7.3%	663	6.9%
Commercial real estate	6,268	61.4%	5,575	66.2%
Residential real estate	1,444	24.6%	1,371	20.2%
Consumer and other loans	17	0.2%	23	0.1%
Unallocated	784	—%	540	—%
Total	$9,627	100.0%	$8,775	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $36.2 million at June 30, 2019 and $35.8 million at December 31, 2018. The increase of $462 thousand is largely due to net earnings on BOLI policies.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At June 30, 2019 and December 31, 2018, we had recorded goodwill totaling $27.3 million. Our recorded goodwill includes the acquisition of Tri-State in 2001, the 2006 acquisition of deposits and the acquisitions of Community and Enterprise.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We recorded a core deposit intangible of $1.3 million and $1.1 million for the Community and Enterprise acquisitions, respectively. For the period ended June 30, 2019, we amortized $203 thousand in core deposit intangible. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting unit exceeded its book value; therefore, no write-down of goodwill was required at September 30, 2018. The goodwill related to the acquisition of Community was not reviewed for impairment at September 30, 2018 as the merger took place within the last twelve months. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $122.5 million, or 9.1%, to $1.5 billion at June 30, 2019, from $1.4 billion at December 31, 2018. The growth in deposits was mostly due to an increase in interest bearing deposits of $104.2 million, or 9.5%, and an increase in non-interest bearing deposits of $18.4 million, or 7.1%, at June 30, 2019, as compared to December 31, 2018.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $152.7 million and $219.9 million in borrowings at the FHLB, at a weighted average interest rate of 2.39% and 2.52% at June 30, 2019 and December 31, 2018,

respectively.  The long-term borrowings at June 30, 2019 consisted of $27.3 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at June 30, 2019 was 3.85%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $192.4 million at June 30, 2019, an increase of $7.0 million when compared to December 31, 2018. The Company completed the mergers with Community and Enterprise in 2018 which were the primary drivers of an increase in book value per common share of 4.8% from $19.45 at December 31, 2018 to $20.35 at June 30, 2019. At June 30, 2019, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.32%, 12.10%, 12.72% and 12.10%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At June 30, 2019, total deposits amounted to $1.5 billion, an increase of $122.5 million, or 9.1%, from December 31, 2018. At June 30, 2019 and December 31, 2018, borrowings from the FHLB and subordinated debentures totaled $180.5 million and $247.8 million, respectively, and represented 9.7% and 13.8% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at June 30, 2019, amounted to $1.5 billion, an increase of $55.9 million, or 3.8%, compared to December 31, 2018.

Our most liquid assets are cash and due from banks and federal funds sold.  At June 30, 2019, the total of such assets amounted to $26.1 million, or 1.4%, of total assets, compared to $26.7 million, or 1.5% of total assets at December 31, 2018. Another significant liquidity source is our available for sale securities portfolio.  At June 30, 2019, available for sale securities amounted to $194.2 million, compared to $182.1 million at December 31, 2018.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $195.1 million through its membership in the FHLB and $10.0 million from ACBB at June 30, 2019. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At June 30, 2019, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 12.10%, 12.72% and 12.10%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of June 30, 2019, the Bank had a leverage ratio of 10.32%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. The Company maintains an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of June 30, 2019, the Bank had a capital conservation buffer of 4.72%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At June 30, 2019, these unused commitments totaled $276.1 million and consisted of $108.3 million in commitments to grant commercial real estate, construction and land development loans, $41.3 million in home equity lines of credit, $125.0 million in other unused commitments and $1.5 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

During the quarter ended March 31, 2019, the Company entered into a forward starting interest rate swap agreement with a notional amount totaling $40 million, designated as a cash flow hedge. The Company entered into a $40 million brokered CD. The forward interest rate swap with a 3 year term has a fixed rate of 2.56%.

During the quarter ended June 30, 2019, the Company entered into five forward starting interest rate swap agreements with a notional amount totaling $85 million, designated as a cash flow hedge of variable cash flows, one associated with a $20 million with a one month LIBOR (IND Promontory) or similar funding, with a 3 year term and a fixed rate of 1.87%, one associated with a $25 million brokered CD, with a 3 year term and a fixed rate of 2.21%, one associated with a $20 million brokered CD, with a 3 year term and a fixed rate of 2.13%, one associated with a $10 million one month LIBOR (IND Promontory) or similar funding, with a 4 year term and a fixed rate of 1.59%, and one associated with a $10 million one month LIBOR (IND Promontory) or similar funding, with a 5 year term and a fixed rate of 1.62%.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Number of Shares that May Yet Be Purchased Under the Program(1)

April 1, 2019 through April 30, 2019	9,856	$21.91	9,856		372,053
May 1, 2019 through May 31, 2019	—	—	—	—	372,053
June 1, 2019 through June 30, 2019	46,990	22.05	46,990		325,063
Total	56,846	$14.65	56,846
(1) On February 1, 2019, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 470,000 shares. The stock repurchase program expires on January 22, 2020, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended June 30, 2019.

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
10.1
Employment Agreement, dated March 27, 2019, by and between the Company, SB One Bank and Adriano Duarte (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2019).

10.2	SB One Bancorp 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
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

Date: August 9, 2019		SB ONE BANCORP

	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)