Form 10-Q
period 2019-09-30
SB ONE BANCORP
filed 2019-11-08
CIK 1028954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes ☐     No ☒

As of November 1, 2019 there were 9,401,694 shares of common stock, no par value, outstanding.

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

i

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
SB ONE BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in Thousands)	September 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$11,561	$11,768
Interest-bearing deposits with other banks	36,380	14,910
Cash and cash equivalents	47,941	26,678

Interest bearing time deposits with other banks	200	200
Securities available for sale, at fair value	207,136	182,139
Securities held to maturity, at amortized cost (fair value of $4,414 and $4,152 at September 30, 2019 and December 31, 2018, respectively)	4,331	4,078
Other Bank Stock, at cost	9,382	11,764

Loans receivable, net of unearned income	1,563,610	1,474,775
Less: allowance for loan losses	9,750	8,775
Net loans receivable	1,553,860	1,466,000
Foreclosed real estate	3,600	4,149
Premises and equipment, net	19,663	19,215
Right-of-use assets, net	4,734	—
Accrued interest receivable	6,253	6,546
Goodwill and intangibles	29,141	29,446
Bank-owned life insurance	36,475	35,778
Other assets	11,543	9,710

Total Assets	$1,934,259	$1,795,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$275,730	$259,807
Interest bearing	1,251,126	1,094,132
Total deposits	1,526,856	1,353,939
Short-term borrowings	121,000	175,295
Long-term borrowings	42,849	44,611
Lease liability	4,870	—
Accrued interest payable and other liabilities	14,739	8,555
Subordinated debentures	27,866	27,859

Total Liabilities	1,738,180	1,610,259

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 15,000,000 shares authorized; 9,423,931 and 9,532,943 shares issued and 9,258,347 and 9,532,943 shares outstanding at September 30, 2019 and December 31, 2018, respectively	150,875	150,419
Treasury stock, at cost; 165,898 shares at September 30, 2019	(3,638)	—
Deferred compensation obligation under Rabbi Trust	1,821	1,647
Retained earnings	50,175	35,192
Accumulated other comprehensive (loss)	(1,333)	(167)
Stock held by Rabbi Trust	(1,821)	(1,647)

Total Stockholders' Equity	196,079	185,444

Total Liabilities and Stockholders' Equity	$1,934,259	$1,795,703
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2019	2018	2019	2018
INTEREST INCOME
Loans receivable, including fees	$19,135	$13,009	$56,354	$37,471
Securities:
Taxable	1,490	936	3,942	2,476
Tax-exempt	135	442	920	1,272
Interest bearing deposits	97	23	211	69
Total Interest Income	20,857	14,410	61,427	41,288
INTEREST EXPENSE
Deposits	4,755	2,156	13,078	5,273
Borrowings	1,099	943	3,286	2,323
Subordinated debentures	318	318	949	946
Total Interest Expense	6,172	3,417	17,313	8,542
Net Interest Income	14,685	10,993	44,114	32,746
PROVISION FOR LOAN LOSSES	636	321	1,983	1,227
Net Interest Income after Provision for Loan Losses	14,049	10,672	42,131	31,519
NON-INTERST INCOME
Service fees on deposit accounts	351	320	1,048	959
ATM and debit card fees	289	254	798	717
Bank-owned life insurance	235	190	697	563
Insurance commissions and fees	1,824	1,527	6,482	5,261
Investment brokerage fees	49	29	126	92
Net gain on sales of securities	—	—	1,524	36
Net (loss) gain on disposal of premises and equipment	89	—	(292)	9
Other	266	198	745	619
Total Non-Interest Income	3,103	2,518	11,128	8,256
NON-INTEREST EXPENSES
Salaries and employee benefits	6,224	5,033	18,688	15,502
Occupancy, net	840	757	2,604	2,086
Data processing	1,000	710	2,939	2,440
Furniture and equipment	343	286	975	893
Advertising and promotion	139	147	394	488
Professional fees	272	383	1,106	1,002
Director fees	146	121	471	410
FDIC assessment	138	183	585	393
Insurance	31	35	94	182
Stationary and supplies	73	59	247	205
Merger-related expenses	—	605	—	4,344
Loan collection costs	96	53	233	203
Net expenses and write-downs related to foreclosed real estate	172	20	333	228
Amortization of intangible assets	102	61	305	182
Other	611	510	1,917	1,579
Total Non-Interest Expenses	10,187	8,963	30,891	30,137
Income before Income Taxes	6,965	4,227	22,368	9,638
EXPENSE FOR INCOME TAXES	1,820	957	5,156	2,068
Net Income	5,145	3,270	17,212	7,570
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities arising during the period	1,241	(1,383)	6,683	(3,903)
Fair value adjustments on derivatives	(1,540)	779	(6,975)	2,214
Reclassification adjustment for net (gain) on securities transactions included in net income	—	—	(1,524)	(36)
Income tax related to items of other comprehensive (loss) income	106	106	650	400
Other comprehensive income (loss), net of income taxes	(193)	(498)	(1,166)	(1,325)
Comprehensive income	$4,952	$2,772	$16,046	$6,245
EARNINGS PER SHARE
Basic	$0.55	$0.42	$1.84	$0.97
Diluted	$0.55	$0.41	$1.83	$0.96
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited)

(Dollars in Thousands)	Number of Shares Outstanding	Common Stock	Deferred Compensation Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held by Rabbi Trust	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2017	6,040,564	$65,274	1,399	$27,532	$1,387	(1,399)	$—	$94,193
Net income	—	—	—	7,570	—	—	—	7,570
Other comprehensive loss	—	—	—	—	(1,325)	—	—	(1,325)
Shares issued in merger	1,873,028	51,883	—	—	—	—	—	51,883
Funding of Supplemental Director Retirement Plan	—	—	212			(212)		—
Common stock issued	—	—	—	—	—	—	—	—
Restricted stock granted	50,045	—	—	—	—	—	—	—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	567	—	—	—	—	—	567
Dividends declared on common stock ($0.135 per share)	—	—	—	(1,666)	—	—	—	(1,666)
Balance September 30, 2018	7,959,489	$117,724	$1,611	$33,436	$62	$(1,611)	$—	$151,222

Balance December 31, 2018	9,532,943	$150,419	1,647	$35,192	$(167)	(1,647)	$—	$185,444
Net income	—	—	—	17,212	—		—	17,212
Other comprehensive (loss)	—	—	—	—	(1,166)	—	—	(1,166)
Treasury shares purchased	(165,898)	—	—	—	—		(3,952)	(3,952)
Funding of Supplemental Director Retirement Plan	—	—	174	—	—	(174)	—	—
Treasury shares issued	—	—	—	—	—	—	314	314
Common stock issued	—	(314)	—	—	—	—	—	(314)
Restricted stock granted	74,470	—	—	—	—		—	—
Restricted stock forfeited	(17,584)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	770	—	—	—		—	770
Dividends declared on common stock ($0.15 per share)	—	—	—	(2,229)	—		—	(2,229)
Balance September 30, 2019	9,423,931	$150,875	$1,821	$50,175	$(1,333)	$(1,821)	$(3,638)	$196,079
See Notes to Consolidated Financial Statements

SB ONE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$17,212	$7,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,983	1,227
Depreciation and amortization	1,560	1,366
Net amortization of securities premiums and discounts	1,349	1,577
Amortization of subordinated debt issuance costs	7	8
Net realized gain on sale of securities	(1,524)	(36)
Net realized loss (gain) on disposal of premises and equipment	292	(9)
Net realized gain on sale of foreclosed real estate	(25)	(18)
Write-downs of and provisions for foreclosed real estate	156	176
Deferred income tax (benefit) expense	(2,066)	457
Earnings on bank-owned life insurance	(697)	(563)
Compensation expense for stock options and restricted stock grants	770	567
Decrease (increase) in assets:
Accrued interest receivable	293	(2,027)
Other assets	(5,085)	(1,121)
Increase in accrued interest payable and other liabilities	5,314	918
Net Cash Provided by Operating Activities	19,539	10,092
Cash Flows from Investing Activities
Net cash acquired in acquisition	—	6,693
Securities available for sale:
Purchases	(85,409)	(91,170)
Sales	58,471	80,496
Maturities, calls and principal repayments	7,294	7,205
Securities held to maturity:
Purchases	(890)	(616)
Maturities, calls and principal repayments	616	1,000
Net increase in loans	(90,904)	(114,936)
Proceeds from the sale of foreclosed real estate	1,479	836
Purchases of bank premises and equipment	(2,201)	(747)
Proceeds from the sale of premises and equipment	207	53
Net decrease (increase) in other bank stock	2,382	(2,724)
Net Cash Used in Investing Activities	(108,955)	(113,910)
Cash Flows from Financing Activities
Net increase in deposits	172,917	50,998
Net (decrease) increase in short-term borrowed funds	(54,295)	72,550
Proceeds from long-term borrowings	15,112	—
Repayment of long-term borrowings	(16,874)	(15,000)
Purchase of treasury stock	(3,952)	—
Dividends paid	(2,229)	(1,666)
Net Cash Provided by Financing Activities	110,679	106,882
Net increase in Cash and Cash Equivalents	21,263	3,064
Cash and Cash Equivalents - Beginning	26,678	11,646
Cash and Cash Equivalents - Ending	$47,941	$14,710

Supplementary Cash Flows Information
Interest paid	$17,140	$8,141
Income taxes paid	$2,606	$2,601

Operating Leases
Operating lease right-of-use asset, net	$4,734	$—
Operating lease liability	$4,870	$—

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,061	$—
Acquisitions of Community:
Non-cash assets acquired:
Other bank stock	—	1,155
Securities available for sale	—	75,909
Loans	—	236,010
Foreclosed real estate	—	1,312
Premises and equipment	—	10,612
Interest receivable	—	824
Bank owned life insurance	—	7,963
Goodwill and intangibles assets	—	23,629
Other assets	—	1,777
Total non-cash assets acquired	—	359,191
Liabilities assumed:
Deposits	—	(301,157)
Borrowings	—	(12,000)
Other liabilities	—	(844)
Total liabilities assumed	—	(314,001)
Common stock issued for acquisitions	—	(51,883)
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
In June, 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are SEC filers and considered smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected not to adopt ASU 2016-13 early. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has determined that a third-party vendor will assist with model development, data governance and operational controls to support the adoption of this ASU.  Model implementation, including development and validation, began in the second quarter of 2019, as did the establishment of the control activities required to support the models.

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

In August 2017, FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815). The objective of the ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make improvements to simplify the application of hedge accounting guidance in current GAAP. The amendments in the ASU will, among other things, 1) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risks; 2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; 3) modify disclosures to include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges; and 4) eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. These changes will more closely align the results of cash flow and fair value hedge accounting with risk management activities and the presentation of hedge results in the financial statements. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update with all transition requirements and elections being applied to hedging relationships existing on the date of adoption. The Company's adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 Compensation - Stock Compensation (Topic 718). The main objective of this ASU is to simplify the accounting for share-based payment transactions in current GAAP by expanding the scope to include nonemployee share-based payment transactions. This ASU will apply to all share-based payment transactions in which a grantor acquires goods or services to be used in their own operations by issuing share-based payments. This ASU does not apply to share-based payments used to provide financing to the issuer or awards issued in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in the ASU will require an entity to, among other things, 1) measure nonemployee share-based payment awards at the fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered; 2) measure equity classified nonemployee share-based payment awards at the grant date; and 3) take into consideration the probability of satisfying performance conditions when accounting for nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted; however, an entity’s adoption date shall not be earlier than the entity’s adoption date of Topic 606. Per review of the ASU, the Company determined that it does not pertain to its current operations; therefore, no evaluation regarding adoption is required.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal and modification of disclosure requirements. The ASU removed the following disclosure requirements: a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) the policy for timing of transfers between levels, c) the valuation process for Level 3 fair value measurements, and d) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and c) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

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

On December 21, 2018, the Company announced the successful completion of the merger with Enterprise Bank N.J. (“Enterprise”) in an all-stock transaction (the “Enterprise Merger”). The Enterprise Merger is expected to enhance and expand the Company's presence in Union, Middlesex and Essex Counties, New Jersey with the addition of 4 full service branch locations in those counties. Pursuant to the terms of the merger agreement, Enterprise merged with and into SB One Bank and each outstanding share of Enterprise common stock was exchanged for 0.4538 shares of the Company’s common stock. The Company issued 1,573,454 shares of its common stock, having an aggregate fair value of $32.4 million and paid approximately $1 thousand in cash for fractional shares. Outstanding Enterprise stock options were paid out in cash by the Company for a total payment of $1.6 million. Expenses related to the Enterprise Merger totaled $1.8 million for the year ended December 31, 2018.

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

(Dollars in thousands)
Gross amortized cost basis at January 4, 2018	$242,471
Fair value adjustment on general pooled loans	(3,737)
Credit fair value adjustment on purchased credit impaired loans	(2,724)
Fair value of acquired loans at January 4, 2018	$236,010

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

NOTE 3 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of September 30, 2019 and December 31, 2018 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. government agencies	$20,500	$3	$(299)	$20,204
U.S. government-sponsored enterprises	47,145	4	(455)	46,694
State and political subdivisions	18,850	1,374	—	20,224
Mortgage-backed securities -
U.S. government-sponsored enterprises	92,824	2,430	(88)	95,166
Private mortgage-backed securities	17,624	552	—	18,176
Corporate Debt	6,588	100	(16)	6,672
	$203,531	$4,463	$(858)	$207,136

December 31, 2018
U.S. government agencies	$25,161	$4	$(371)	$24,794
U.S. government-sponsored enterprises	20,404	38	(80)	20,362
State and political subdivisions	60,457	445	(540)	60,362
Mortgage-backed securities -
U.S. government-sponsored enterprises	74,670	100	(1,157)	73,613
Corporate Debt	3,000	8	—	3,008
	$183,692	$595	$(2,148)	$182,139

Securities with a carrying value of approximately $4.1 million and $2.5 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at September 30, 2019 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.
໿

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,267	1,305
Due after five years through ten years	8,822	9,110
Due after ten years	15,349	16,481
Total bonds and obligations	25,438	26,896
U.S. government agencies	20,500	20,204
U.S. government-sponsored enterprises	47,145	46,694
Mortgage-backed securities:
U.S. government-sponsored enterprises	92,824	95,166
Private mortgage-backed securities	17,624	18,176
Total available for sale securities	$203,531	$207,136

There were no gross realized gains on sales of securities available for sale and no gross realized losses for the three months ended September 30, 2019 and 2018, respectively.

Gross realized gains on sales of securities available for sale were $1.7 million and $46 thousand and gross realized losses were $199 thousand and $10 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.
໿

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
U.S. government agencies	$1,288	$(3)	$15,905	$(296)	$17,193	$(299)
U.S. government-sponsored enterprises	38,226	(361)	4,980	(94)	43,206	(455)
Mortgage-backed securities -
U.S. government-sponsored enterprises	5,899	(21)	5,394	(67)	11,293	(88)
Corporate Debt	2,090	(16)	—	—	2,090	(16)
Total temporarily impaired securities	$47,503	$(401)	$26,279	$(457)	$73,782	$(858)

December 31, 2018
U.S. government agencies	$18,998	$(316)	$2,593	$(55)	$21,591	$(371)
U.S. government-sponsored enterprises	10,348	(80)	—	—	10,348	(80)
State and political subdivisions	17,164	(204)	18,785	(336)	35,949	(540)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,547	(271)	28,773	(886)	59,320	(1,157)
Total temporarily impaired securities	$77,057	$(871)	$50,151	$(1,277)	$127,208	$(2,148)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2019, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies
At September 30, 2019 and December 31, 2018, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2019, there were sixteen securities with a fair value of $17.2 million that had an unrealized loss that amounted to $299 thousand.  As of September 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agencies securities at September 30, 2019 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2018, there were eighteen securities with a fair value of $21.6 million that had an unrealized loss that amounted to $371 thousand.

U.S. Government Sponsored Enterprises
At September 30, 2019 and December 31, 2018, the change in fair value and unrealized losses for our U.S. government sponsored enterprises securities were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2019, there were eighteen securities with a fair value of $43.2 million that had an unrealized loss that amounted to $455 thousand.  As of June 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored enterprise securities at September 30, 2019, were deemed to be OTTI.

At December 31, 2018, there were six securities with a fair value of $10.3 million that had an unrealized loss that amounted to $80 thousand.

State and Political Subdivisions
At September 30, 2019, there were no state and political subdivisions securities that had an unrealized loss.

At December 31, 2018, there were thirty-four securities with a fair value of $35.9 million that had an unrealized loss that amounted to $540 thousand.

Mortgage-Backed Securities - U.S. government-sponsored enterprises
At September 30, 2019 and December 31, 2018, the change in fair value and unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At September 30, 2019, there were nine securities with a fair value of $11.3 million that had an unrealized loss that amounted to $88 thousand.  As of September 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at September 30, 2019 were deemed to be OTTI.

At December 31, 2018, there were thirty-eight securities with a fair value of $59.3 million that had an unrealized loss that amounted to $1.2 million.

Corporate Debt
At September 30, 2019, there was one security with a fair value of $2.1 million that had an unrealized loss of $16 thousand. These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates. As of September 30, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our corporate debt securities at September 30, 2019, were deemed to be OTTI.

At December 31, 2018, there were no securities with an unrealized loss.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of September 30, 2019 and December 31, 2018 are summarized as follows:
໿

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
State and political subdivisions	$4,331	$83	$—	$4,414
December 31, 2018
State and political subdivisions	$4,078	$74	$—	$4,152

The amortized cost and carrying value of securities held to maturity at September 30, 2019 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,553	$1,553
Due after one year through five years	756	758
Due after five years through ten years	2,022	2,103
Due after ten years	—	—
Total held to maturity securities	$4,331	$4,414

Temporarily Impaired Securities

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of September 30, 2019, there were no securities that had an unrealized loss. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2018, there were no held to maturity securities with an unrealized loss.

NOTE 4 – LOANS

The composition of net loans receivable at September 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$105,392	$81,709
Construction	109,934	142,321
Commercial real estate	967,919	878,449
Residential real estate	379,566	370,955
Consumer and other	1,869	2,393
Total loans receivable	1,564,680	1,475,827
Unearned net loan origination fees	(1,070)	(1,052)
Allowance for loan losses	(9,750)	(8,775)
Net loans receivable	$1,553,860	$1,466,000

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The total amount of loans serviced for the benefit of others was approximately $221 thousand and $229 thousand at September 30, 2019 and December 31, 2018, respectively.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $3.0 million at September 30, 2019, which was $600 thousand less than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(Dollars in thousands)	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Accretable yield, beginning balance	$539	$—
Acquisition of impaired loans	—	846
Accretable yield amortized to interest income	(154)	(229)
Reclassification from non-accretable difference	(122)	—
Accretable yield, ending balance	$263	$617

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three and nine months ended September 30, 2019 and 2018:  ໿
໿

(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended:
September 30, 2019
Beginning balance	$741	$373	$6,268	$1,444	$17	$784	$9,627
Charge-offs	—	—	(468)	(46)	(19)	—	(533)
Recoveries	—	—	—	16	4	—	20
Provision	194	5	105	205	7	120	636
Ending balance	$935	$378	$5,905	$1,619	$9	$904	$9,750

September 30, 2018
Beginning balance	$440	$402	$5,489	$1,138	$27	$768	$8,264
Charge-offs	—	—	—	—	(8)	—	(8)
Recoveries	—	—	5	11	1	—	17
Provision	127	70	342	6	4	(228)	321
Ending balance	$567	$472	$5,836	$1,155	$24	$540	$8,594

Nine Months Ended:
September 30, 2019
Beginning balance	$603	663	$5,575	$1,371	$23	$540	$8,775
Charge-offs	(198)	—	(473)	(476)	(61)	—	(1,208)
Recoveries	2	—	124	66	8	—	200
Provision	528	(285)	679	658	39	364	1,983
Ending balance	$935	$378	$5,905	$1,619	$9	$904	$9,750

September 30, 2018
Beginning balance	$208	336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	—	(22)	(50)	—	(83)
Recoveries	2	—	11	83	19	—	115
Provision	368	136	640	62	29	(8)	1,227
Ending balance	$567	$472	$5,836	$1,155	$24	$540	$8,594

The following table presents the balance of the allowance of loan losses and loans receivable by class at September 30, 2019 and December 31, 2018 disaggregated on the basis of our impairment methodology.
໿
໿

	Allowance for Loan Losses			Loans Receivable
(Dollars in thousands)	Balance	Balance Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Individually Evaluated for Impairment (a)	Collectively Evaluated for Impairment
September 30, 2019
Commercial and industrial	$935	$299	$636	$105,392	$836	$104,556
Construction	378	—	378	109,934	—	109,934
Commercial real estate	5,905	216	5,689	967,919	6,101	961,818
Residential real estate	1,619	93	1,526	379,566	6,380	373,186
Consumer and other loans	9	—	9	1,869	—	1,869
Unallocated	904	—	—	—	—	—
Total	$9,750	$608	$8,238	$1,564,680	$13,317	$1,551,363

December 31, 2018
Commercial and industrial	$603	$152	$451	$81,709	$372	$81,337
Construction	663	—	663	142,321	—	142,321
Commercial real estate	5,575	274	5,301	878,449	15,760	862,689
Residential real estate	1,371	89	1,282	370,955	4,572	366,383
Consumer and other loans	23	—	23	2,393	—	2,393
Unallocated	540	—	—	—	—	—
Total	$8,775	$515	$7,720	$1,475,827	$20,704	$1,455,123
(a) loans individually evaluated for impairment exclude PCI loans.

An age analysis of loans receivable, which were past due as of September 30, 2019 and December 31, 2018, is as follows:
໿

(Dollars in thousands)	30-59 Days Past Due	60-89 days Past Due	Greater Than 90 Days (a)	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2019
Commercial and industrial	$—	$—	$704	$704	$104,688	$105,392	$—
Construction	—	—	—	—	109,934	109,934	—
Commercial real estate	5,220	—	5,507	10,727	957,192	967,919	—
Residential real estate	290	—	5,808	6,098	373,468	379,566	—
Consumer and other	8	3	1	12	1,857	1,869	1
Total	$5,518	$3	$12,020	$17,541	$1,547,139	$1,564,680	$1

December 31, 2018
Commercial and industrial	$491	$—	$372	$863	$80,846	$81,709	$—
Construction	—	582	—	582	141,739	142,321	—
Commercial real estate	2,282	—	15,760	18,042	860,407	878,449	—
Residential real estate	393	35	4,572	5,000	365,955	370,955	—
Consumer and other	4	1	—	5	2,388	2,393	—
Total	$3,170	$618	$20,704	$24,492	$1,451,335	$1,475,827	$—
(a) includes loans greater than 90 days past due and still accruing and non-accrual loans, excluding PCI loans.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at September 30, 2019 and December 31, 2018 were:
໿

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$704	$372
Commercial real estate	5,507	15,760
Residential real estate	5,808	4,572
Total	$12,019	$20,704

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of September 30, 2019 and December 31, 2018: ໿
໿

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial and industrial	$104,406	$—	$986	$—	$105,392
Construction	107,332	2,352	250	—	109,934
Commercial real estate	957,185	3,877	6,857	—	967,919
	$1,168,923	$6,229	$8,093	$—	$1,183,245

December 31, 2018
Commercial and industrial	$80,977	$32	$700	$—	$81,709
Construction	141,871	—	450	—	142,321
Commercial real estate	855,180	3,908	19,361	—	878,449
	$1,078,028	$3,940	$20,511	$—	$1,102,479

(Dollars in thousands)	Residential Real Estate	Consumer and other
September 30, 2019
Performing	$373,983	$1,869
Non-Performing	5,583	—
Total	$379,566	$1,869

December 31, 2018
Performing	$366,383	$2,393
Non-Performing	4,572	—
Total	$370,955	$2,393

The following table reflects information about our impaired loans, excluding PCI loans, by class as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and industrial	$345	$497	$—	$—	$10	$—
Commercial real estate	5,612	5,853	—	13,745	13,745	—
Residential real estate	6,056	6,129	—	2,790	2,790	—

With an allowance recorded:
Commercial and industrial	491	491	299	372	572	152
Commercial real estate	488	493	216	2,015	2,437	274
Residential real estate	325	345	93	1,782	2,329	89

Total:
Commercial and industrial	836	988	299	372	582	152
Commercial real estate	6,100	6,346	216	15,760	16,182	274
Residential real estate	6,381	6,474	93	4,572	5,119	89
	$13,317	$13,808	$608	$20,704	$21,883	$515

໿
The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$209	$4	$—	$—
Construction	—	—	—	—
Commercial real estate	7,894	21	13,693	9
Residential real estate	5,500	30	3,858	9
Total impaired loans without a related allowance	13,603	55	17,551	18

With an allowance recorded:
Commercial and industrial	435	—	240	—
Commercial real estate	1,160	—	483	—
Residential real estate	214	—	50	—
Total impaired loans with an allowance	1,809	—	773	—
Total impaired loans	$15,412	$55	$18,324	$18

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$115	$4	$8	$—
Construction	—	—	21	—
Commercial real estate	12,261	156	7,716	92
Residential real estate	4,476	70	2,869	39
Total impaired loans without a related allowance	16,852	230	10,614	131

With an allowance recorded:
Commercial and industrial	366	7	96	—
Commercial real estate	846	9	1,014	—
Residential real estate	414	1	84	—
Total impaired loans with an allowance	1,626	17	1,194	—
Total impaired loans	$18,478	$247	$11,808	$131

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Total
September 30, 2019
Performing	$420	$132	$686	$1,238
Non-performing	408	—	680	1,088
Total	$828	$132	$1,366	$2,326

December 31, 2018
Performing	$431	$—	$475	$906
Non-performing	1,531	—	517	2,048
Total	$1,962	$—	$992	$2,954

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of September 30, 2019, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There was one troubled debt restructuring in the amount of $362 thousand during the three months ended September 30, 2019. There were two troubled debt restructurings during the nine months ended September 30, 2019. There was one troubled debt restructuring in the amount of $514 thousand that occurred during nine months ended September 30, 2018.

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2019
Residential real estate	2	$410	$409

(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2018
Residential real estate	1	$514	$306

There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended September 30, 2019. There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended September 30, 2018.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2019, we had four foreclosed residential real estate properties with a carrying value of $890 thousand. As of December 31, 2018, we had five foreclosed residential real estate properties with a carrying value of $1.3 million. In addition, as of September 30, 2019 and December 31, 2018, respectively, we had consumer loans with a carrying value of $547 thousand and $682 thousand collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		9,342,811			7,861,713
Shares held by Rabbi Trust		98,908			97,168
Shares liability under deferred compensation agreement		(98,908)			(97,168)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,145	9,342,811	$0.55	$3,270	7,861,713	$0.42
Effect of dilutive securities:
Unvested stock awards	—	32,679		—	48,736
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,145	9,375,490	$0.55	$3,270	7,910,449	$0.41

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Shares Outstanding (weighted average)		9,378,793			7,821,391
Shares held by Rabbi Trust		98,908			97,168
Shares liability under deferred compensation agreement		(98,908)			(97,168)
Basic earnings per share:
Net earnings applicable to common stockholders	$17,212	9,378,793	$1.84	$7,570	7,821,391	$0.97
Effect of dilutive securities:
Unvested stock awards	—	31,518		—	46,889
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$17,212	9,410,311	$1.83	$7,570	7,868,280	$0.96

໿
There were 38,390 shares of options outstanding during the three months ended September 30, 2019 and no shares of options outstanding during the three months ended September 30, 2018, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There were 69,001 shares of options outstanding during the nine months ended September 30, 2019 and 20,169 shares of options outstanding during the nine months ended September 30, 2018, which were not included in the computation of diluted earnings per share because to do would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:
໿

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$1,241	$357	$884	$(1,383)	$(394)	$(989)
Fair value adjustments on derivatives	(1,540)	(463)	(1,077)	779	289	490
Reclassification adjustment for net losses on securities transactions included in net income	—	—	—	—	(1)	1
Total other comprehensive (loss) income	$(299)	$(106)	$(193)	$(604)	$(106)	$(498)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
(Dollars in thousands)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	$6,683	$1,908	$4,775	$(3,903)	$(1,081)	$(2,822)
Fair value adjustments on derivatives	(6,975)	(2,099)	(4,876)	2,214	692	1,522
Reclassification adjustment for net gains on securities transactions included in net income	(1,524)	(459)	(1,065)	(36)	(11)	(25)
Total other comprehensive income	$(1,816)	$(650)	$(1,166)	$(1,725)	$(400)	$(1,325)

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $27.3 million as of September 30, 2019 and December 31, 2018. Goodwill at December 31, 2018, included $22.3 million and $2.2 million related to the acquisitions of Community and Enterprise, respectively, $2.3 million related to the insurance segment and $486 thousand related to the banking segment. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value; therefore, no write-down of goodwill was required at September 30, 2019. The estimated fair value of the insurance segment exceeded its carrying value by 17% at September 30, 2019.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition and $1.1 million for the Enterprise acquisition. The Company amortized $305 thousand and $182 thousand in core deposit intangible for the nine months ended September 30, 2019 and 2018, respectively. The estimated future amortization expense for the remainder of 2019 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense
2019	$100
2020	364
2021	320
2022	277
2023	234
2024	191

NOTE 9 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.
໿

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$14,685	$—	$14,685	$10,993	$—	$10,993
Other income from external sources	1,239	1,864	3,103	967	1,551	2,518
Depreciation and amortization	488	10	498	455	7	462
Income before income taxes	6,648	317	6,965	3,907	320	4,227
Income tax expense (1)	1,693	127	1,820	829	128	957
Total assets	1,927,351	6,908	1,934,259	1,453,536	6,106	1,459,642

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Banking and Financial Services	Insurance Services	Total	Banking and Financial Services	Insurance Services	Total
(Dollars in thousands)
Net interest income from external sources	$44,114	$—	$44,114	$32,746	$—	$32,746
Other income from external sources	4,518	6,610	11,128	2,901	5,355	8,256
Depreciation and amortization	1,527	33	1,560	1,347	19	1,366
Income before income taxes	20,205	2,163	22,368	7,809	1,829	9,638
Income tax expense (1)	4,291	865	5,156	1,336	732	2,068
Total assets	1,927,351	6,908	1,934,259	1,453,536	6,106	1,459,642
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

Information regarding our stock option plans for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	69,123	$11.10
Options forfeited	(5,077)	10.76
Options exercised	(14,304)	$10.92
Options outstanding, end of quarter	49,742	$11.17	0.7	$566,607
Options exercisable, end of quarter	35,749	$10.98	5.6	$413,929
Option price range at end of quarter	$9.97 to $12.83
Option price of exercisable shares	$9.97 to $12.83
໿

During the three months ended September 30, 2019 and 2018, we expensed $9 thousand and $12 thousand, respectively, in stock-based compensation under stock option awards.

During the nine months ended September 30, 2019 and 2018, we expensed $27 thousand and $36 thousand, respectively, in stock-based compensation under stock option awards.

During the nine months ended September 30, 2019, there were 14,304 stock options exercised with an intrinsic value of $156 thousand.

During the nine months ended September 30, 2019, there were 5,077 stock options forfeited with an intrinsic value of $55 thousand to the stock options outstanding.

There were no options granted during the three and nine months ended September 30, 2019 and 2018. Expected future expense relating to the unvested options outstanding as of September 30, 2019 is $22 thousand over a weighted average period of 0.7 years. Upon exercise of vested options, management expects to draw on common stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the nine months ended September 30, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	97,465	$24.45
Granted	74,470	21.95
Forfeited	(17,584)	24.44
Vested	(40,739)	22.27
Unvested restricted stock, end of period	113,612	$23.59

During the three months ended September 30, 2019 and 2018, we expensed $281 thousand and $212 thousand, respectively, in stock-based compensation under restricted stock awards.

During the nine months ended September 30, 2019 and 2018, we expensed $745 thousand and $531 thousand, respectively, in stock-based compensation under restricted stock awards.

At September 30, 2019, unrecognized compensation expense for unvested restricted stock was $2.1 million, which is expected to be recognized over an average period of 3.9 years.

NOTE 11 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of September 30, 2019, we had $1.8 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2019, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial instruments measured on a recurring basis by the above pricing observability levels as of September 30, 2019 and December 31, 2018:
໿
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2019
U.S. government agencies	$20,204	$—	$20,204	$—
U.S. government-sponsored enterprises	46,694	—	46,694	—
State and political subdivisions	20,224	—	20,224	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	95,166	—	95,166	—
Private mortgage-backed securities	18,176	—	18,176	—
Corporate debt	6,672	—	6,672	—
Derivative instruments
Interest rate swaps - asset	152	—	152	—
Interest rate swaps - liability	(5,792)		(5,792)

December 31, 2018
U.S. government agencies	$24,794	$—	$24,794	$—
U.S. government-sponsored enterprises	20,362	—	20,362	—
State and political subdivisions	60,362	—	60,362	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	73,613	—	73,613	—
Corporate debt	3,008	—	3,008	—
Derivative instruments
Interest rate swaps - asset	2,114	—	2,114	—
Interest rate swaps - liability	(779)		(779)

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:
໿

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2019
Impaired loans	$1,178	$—	$—	$1,178
Foreclosed real estate	1,637	—	—	1,637

December 31, 2018
Impaired loans	$1,785	$—	$—	$1,785
Foreclosed real estate	730	—	—	730

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

໿

	Qualitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2019
Impaired loans	$1,178	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-6.8%)

Foreclosed real estate	1,637	Appraisal of	Selling
		collateral	expenses (1)	-7.0%(-7.0%)

December 31, 2018
Impaired loans	$1,785	Appraisal of	Appraisal	0% to (-100.0% )
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	730	Appraisal of	Selling
		collateral	expenses (1)	-7.0% (-7.0%)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses.  The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at September 30, 2019 and December 31, 2018:

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

The fair values of our financial instruments at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$47,941	$47,941	$47,941	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	207,136	207,136	—	207,136	—
Securities held to maturity	4,331	4,414	—	4,414	—
Other bank stock	9,382	9,382	—	9,382	—
Loans receivable, net of allowance	1,553,860	1,548,133	—	—	1,548,133
Accrued interest receivable	6,253	6,253	—	6,253	—
Interest rate swaps	152	152	—	152	—

Financial liabilities:
Non-maturity deposits	991,751	991,751	—	991,751	—
Time deposits	535,105	529,031	—	529,031	—
Short-term borrowings	121,000	121,036	121,036	—	—
Long-term borrowings	42,849	42,993	—	42,993	—
Subordinated debentures	27,866	27,931	—	27,931	—
Accrued interest payable	1,652	1,652	—	1,652	—
Interest rate swaps	5,792	5,792		5,792

	December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,678	$26,678	$26,678	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	182,139	182,139	—	182,139	—
Securities held to maturity	4,078	4,152	—	4,152	—
Other bank stock	11,764	11,764	—	11,764	—
Loans receivable, net of allowance	1,466,000	1,428,094	—	—	1,428,094
Accrued interest receivable	6,546	6,546	—	6,546	—
Interest rate swaps	2,114	2,114	—	2,114	—

Financial liabilities:
Non-maturity deposits	965,065	965,065	—	965,065	—
Time deposits	388,874	383,264	—	383,264	—
Short-term borrowings	175,295	175,366	175,366	—	—
Long-term borrowings	44,611	44,365	—	44,365	—
Subordinated debentures	27,859	26,840	—	26,840	—
Accrued interest payable	1,480	1,480	—	1,480	—
Interest rate swaps	779	779	—	779	—

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

During the three and nine months ended September 30, 2019 and 2018, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Income and Comprehensive Income at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$(135)	Other Liabilities	March 15, 2026
December 15, 2016	5,000	(152)	Other Liabilities	December 15, 2026
June 15, 2017	6,000	(224)	Other Liabilities	June 15, 2027
December 15, 2017	10,000	(349)	Other Liabilities	December 15, 2027
December 15, 2017	5,000	(191)	Other Liabilities	December 15, 2027
September 15, 2018	20,000	(501)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(806)	Other Liabilities	September 15, 2022
September 15, 2018	17,500	(424)	Other Liabilities	September 15, 2021
September 15, 2018	17,500	(681)	Other Liabilities	September 15, 2022
February 21, 2019	40,000	(933)	Other Liabilities	February 21, 2022
June 3, 2019	20,000	(244)	Other Liabilities	June 1, 2022
June 17, 2019	25,000	(444)	Other Liabilities	June 15, 2022
June 17, 2019	20,000	(311)	Other Liabilities	June 15, 2022
July 1, 2019	10,000	(77)	Other Liabilities	July 1, 2023
July 1, 2019	10,000	(117)	Other Liabilities	July 1, 2024
August 2, 2019	10,000	(70)	Other Liabilities	August 2, 2023
August 2, 2019	10,000	(93)	Other Liabilities	August 2, 2024
September 3, 2019	10,000	(14)	Other Liabilities	September 1, 2023
September 3, 2019	10,000	22	Other Assets	September 1, 2023
September 3, 2019	10,000	47	Other Assets	September 1, 2023
September 3, 2019	10,000	(26)	Other Liabilities	September 1, 2024
September 3, 2019	10,000	21	Other Assets	September 1, 2024
September 3, 2019	10,000	62	Other Assets	September 1, 2024
Total	$318,500	$(5,640)

	December 31, 2018
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
(Dollars in thousands)
Derivatives designated as hedging instruments Interest rate swaps by effective date:
March 15, 2016	$12,500	$768	Other Assets	March 15, 2026
December 15, 2016	5,000	246	Other Assets	December 15, 2026
June 15, 2017	6,000	285	Other Assets	June 15, 2027
December 15, 2017	10,000	554	Other Assets	December 15, 2027
December 15, 2017	5,000	261	Other Assets	December 15, 2027
September 15, 2018	20,000	(176)	Other Liabilities	September 15, 2021
September 15, 2018	20,000	(266)	Other Liabilities	September 15, 2022
September 15, 2018	17,500	(134)	Other Liabilities	September 15, 2021
September 15, 2018	17,500	(203)	Other Liabilities	September 15, 2022
Total	113,500	1,335

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedges of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the three months ended September 30, 2019 and 2018:
໿

	Three Months Ended September 30, 2019
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(168)	Not applicable	$—
December 15, 2016	(78)	Not applicable	—
June 15, 2017	(104)	Not applicable	—
December 15, 2017	(190)	Not applicable	—
December 15, 2017	(95)	Not applicable	—
September 15, 2018	3	Not applicable	—
September 15, 2018	(31)	Not applicable	—
September 15, 2018	1	Not applicable	—
September 15, 2018	(29)	Not applicable	—
February 21, 2019	(46)	Not applicable	—
June 3, 2019	(59)	Not applicable	—
June 17, 2019	(56)	Not applicable	—
June 17, 2019	(48)	Not applicable	—
July 1, 2019	(57)	Not applicable	—
July 1, 2019	(83)	Not applicable	—
August 2, 2019	(49)	Not applicable	—
August 2, 2019	(65)	Not applicable	—
September 3, 2019	(10)	Not applicable	—
September 3, 2019	15	Not applicable	—
September 3, 2019	33	Not applicable	—
September 3, 2019	(19)	Not applicable	—
September 3, 2019	15	Not applicable	—
September 3, 2019	43	Not applicable	—
Total	$(1,077)		$—

	Three Months Ended September 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$84	Not applicable	$—
December 15, 2016	40	Not applicable	—
June 15, 2017	52	Not applicable	—
December 15, 2017	92	Not applicable	—
December 15, 2017	46	Not applicable	—
September 15, 2018	55	Not applicable	—
September 15, 2018	77	Not applicable	—
September 15, 2018	47	Not applicable	—
September 15, 2018	68	Not applicable	—
Total	$561		$—

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedges of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the nine months ended September 30, 2019 and 2018:
໿

	Nine Months Ended September 30, 2019
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$(632)	Not applicable	$—
December 15, 2016	(278)	Not applicable	—
June 15, 2017	(356)	Not applicable	—
December 15, 2017	(632)	Not applicable	—
December 15, 2017	(316)	Not applicable	—
September 15, 2018	(227)	Not applicable	—
September 15, 2018	(377)	Not applicable	—
September 15, 2018	(202)	Not applicable	—
September 15, 2018	(334)	Not applicable	—
February 21, 2019	(652)	Not applicable	—
June 3, 2019	(170)	Not applicable	—
June 17, 2019	(311)	Not applicable	—
June 17, 2019	(217)	Not applicable	—
July 1, 2019	(54)	Not applicable	—
July 1, 2019	(82)	Not applicable	—
August 2, 2019	(49)	Not applicable	—
August 2, 2019	(65)	Not applicable	—
September 3, 2019	(10)	Not applicable	—
September 3, 2019	15	Not applicable	—
September 3, 2019	33	Not applicable	—
September 3, 2019	(19)	Not applicable	—
September 3, 2019	15	Not applicable	—
September 3, 2019	44	Not applicable	—
Total	$(4,876)		$—

	Nine Months Ended September 30, 2018
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
(Dollars in thousands)
Derivatives in cash flow hedges Interest rate swaps by effective date:
March 15, 2016	$397	Not applicable	$—
December 15, 2016	179	Not applicable	—
June 15, 2017	227	Not applicable	—
December 15, 2017	390	Not applicable	—
December 15, 2017	196	Not applicable	—
September 15, 2018	36	Not applicable	—
September 15, 2018	52	Not applicable	—
September 15, 2018	47	Not applicable	—
September 15, 2018	68	Not applicable	—
Total	$1,592		$—

The Company has master netting arrangements with its counterparty. All master netting arrangements include rights to offset associated with the Company's recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments made on the Company’s variable rate borrowing positions. During the nine months ended September 30, 2019, the Company had $27 thousand of reclassifications to interest income. During the nine months ended September 30, 2018, the Company had $54 thousand of reclassifications to interest expense.

As required under the master netting arrangement with its derivatives counterparty, the Company pledged $6.1 million of financial collateral at September 30, 2019, and received financial collateral in the amount of $2.8 million at September 30, 2018.

Offsetting derivatives

The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Pledged	Net Amount
(Dollars in thousands)
September 30, 2019
Assets:
Interest Rate Swaps	$152	—	$(2,358)	—	$(3,000)	$642
Total	$152	—	$(2,358)	—	$(3,000)	$642

Liabilities:
Interest Rate Swaps	$(5,792)	—	$(3,282)	—	$(3,100)	$(182)
Total	$(5,792)	—	$(3,282)	—	$(3,100)	$(182)

December 31, 2018
Assets:
Interest Rate Swaps	$2,114	—	$1,672	—	$2,460	$(788)
Total	$2,114	—	$1,672	—	$2,460	$(788)

Liabilities:
Interest Rate Swaps	$(779)	—	$(337)	—	—	$(337)
Total	$(779)	—	$(337)	—	—	$(337)

NOTE 14 – BORROWINGS

At September 30, 2019, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $330.5 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $330.5 million.  At September 30, 2019, the Bank had the ability to borrow up to $156.1 million at FHLBNY and $10.0 million at ACBB.

At September 30, 2019 and December 31, 2018, the Company had $121.0 million and $175.3 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 2.21% and 2.66%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

As of September 30, 2019 and December 31, 2018, respectively, the Company had $42.8 million and $44.6 million in long-term fixed rate advances.

NOTE 15 – REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as securities and premises and equipment. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and insurance contracts.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within other income. The following table presents the Company’s sources of other income for the three and nine ended September 30, 2019 and 2018. Sources of revenue outside the scope of ASC 606 are noted as such.

(Dollars In Thousands)	Three Months Ended September 30,
	2019	2018
Other income:
Service fees on deposit accounts	$351	$320
ATM and debit card fees	289	254
Bank-owned life insurance (1)	235	190
Insurance commissions and fees	1,824	1,527
Investment brokerage fees (1)	49	29
Net gain (loss) on sales of securities (1)	—	—
Net gain on sale and disposal of premises and equipment (1)	89	—
Other	266	198
Total Other Income	$3,103	$2,518
(1) Not within the scope of ASC 606.

(Dollars In Thousands)	Nine Months Ended September 30,
	2019	2018
Other income:
Service fees on deposit accounts	$1,048	$959
ATM and debit card fees	798	717
Bank-owned life insurance (1)	697	563
Insurance commissions and fees	6,482	5,261
Investment brokerage fees (1)	126	92
Net gain (loss) on sales of securities (1)	1,524	36
Net gain on sale and disposal of premises and equipment (1)	(292)	9
Other	745	619
Total Other Income	$11,128	$8,256
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

NOTE 16 – RIGHT OF USE ASSET AND LEASE LIABILITY

Effective January 1, 2019, the Company adopted ASC Update 2016-02, "Leases (Topic 842)," using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard as the lessee. This permitted the carry forward of the conclusions on lease identification, lease classification and initial direct costs. The Company also elected not to separate lease and non-lease components. Financial results for reporting periods beginning on or after January 1, 2019 are presented under the new guidance (Topic 842), while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance (Topic 840).

As a lessee, the majority of the Company's operating lease portfolio consists of real estate leases for the Company's branches and office space. The operating leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. The Company does not have any finance leases as the lessee.

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance and common area maintenance based on the Company's pro-rata share of such costs.

The following table presents the components of the Company’s lease costs for operating leases as the lessee, which is included in net occupancy expense on the consolidated statements of income (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Operating lease expense	$186	$453
Short term lease expense	69	424
Total lease expense	$255	$877

Supplemental balance sheet information related to leases was as follows (in thousands, except for weighted-averages):

Operating Leases	Classification	September 30, 2019
ROU assets	Other assets	$4,734
Lease liabilities	Other liabilities	$4,870
Weighted-average remaining lease term		9.2
Weighted-average discount rate		3.02%

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$459
ROU assets obtained in exchange for lease obligations	$460

Lease payment obligations for each of the next five years and thereafter with a reconciliation to the Company's lease liability are as follows (in thousands):

Year	Operating Leases
For the three months ending December 31, 2019	$186
2020	684
2021	640
2022	640
2023	640
Thereafter	2,774
Total lease payments	5,564
Less imputed interest	(694)
Total	$4,870
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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Overview – For the quarter ended September 30, 2019, the Company reported net income of $5.1 million, or $0.55 per basic and diluted share, an increase of 57.3%, as compared to net income of $3.3 million, or $0.42 per basic share and $0.41 per diluted share, for the quarter ended September 30, 2018.

The increase in net income for the quarter ended September 30, 2019 was driven by a $3.7 million, or 33.6%, increase in net interest income attributable to loan and deposit growth and the merger with Enterprise, and a $585 thousand increase in non-interest income as compared to the same period last year. The increase in net income was partially offset by a $1.2 million, or 13.7%, increase in non-interest expense. The non-interest expense increase was mainly due to a $1.2 million, or 23.7%, increase in compensation mainly due to the Enterprise merger, net of realized cost savings, and to support the continued growth of the Company offset by a decrease in merger related expenses of $605 thousand.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended September 30, 2019 and 2018:
໿

	Three Months Ended September 30,
(Dollars in thousands)	2019			2018
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$17,712	$203	4.55%	$63,752	$666	4.14%
Taxable	195,463	1,490	3.02%	126,961	936	2.92%
Total securities	213,175	1,693	3.15%	190,713	1,602	3.33%
Total loans receivable (1) (4)	1,548,515	19,135	4.90%	1,152,741	13,009	4.48%
Other interest-earning assets	32,383	97	1.19%	10,219	23	0.89%
Total earning assets	$1,794,073	$20,925	4.63%	$1,353,673	$14,634	4.29%

Non-interest earning assets	122,954			97,181
Allowance for loan losses	(9,898)			(8,388)
Total Assets	$1,907,129			$1,442,466

Sources of Funds:
Interest bearing deposits:
NOW	$242,258	$498	0.82%	$257,671	$365	0.56%
Money market	234,127	1,080	1.83%	125,430	538	1.70%
Savings	221,892	369	0.66%	213,152	266	0.50%
Time	531,178	2,808	2.10%	262,244	987	1.49%
Total interest bearing deposits	1,229,455	4,755	1.53%	858,497	2,156	1.00%
Borrowed funds	168,998	1,099	2.58%	170,168	943	2.20%
Junior subordinated debentures	27,865	318	4.53%	27,854	318	4.53%
Total interest bearing liabilities	$1,426,318	$6,172	1.72%	$1,056,519	$3,417	1.28%

Non-interest bearing liabilities:
Demand deposits	268,864			228,993
Other liabilities	17,141			6,081
Total non-interest bearing liabilities	286,005			235,074
Stockholders' equity	194,806			150,873
Total Liabilities and Stockholders' Equity	$1,907,129			$1,442,466

Net Interest Income and Margin(5)		14,753	3.26%		11,217	3.29%
Tax-equivalent basis adjustment		(68)			(224)
Net Interest Income		$14,685			$10,993

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

Net interest income on a fully tax equivalent basis increased $3.5 million, or 31.5%, to $14.8 million for the third quarter of 2019, as compared to $11.2 million for the same period in 2018. The increase in net interest income was largely due to a $440.4 million, or 32.5%, increase in average interest earning assets, principally loans receivable, which increased $395.8 million, or 34.3%, led by organic growth and the December 2018 closing of the Enterprise merger. The net interest margin decreased 3 basis points to 3.26% for the third quarter of 2019, as compared to the same period in 2018, as a result of an increase in cost of funds of 44 basis points. The increase in the Company’s cost of funds was partially offset by an increase in yield on earning assets of 34 basis points driven by an increase in yields on loans receivable of 42 basis points.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $6.3 million, or 43.0%, to $20.9 million for the quarter ended September 30, 2019, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $440.4 million for the quarter ended September 30, 2019, as compared to the same period in 2018. The average yield increased 34 basis points to 4.63% for the quarter ended September 30, 2019, as compared to 4.29% for the same period last year.

Our total interest income earned on loans receivable increased $6.1 million, or 47.1%, to $19.1 million for the third quarter of 2019, as compared to the same period in 2018.  The increase was primarily driven by an increase in average balance of loans receivable of $395.8 million, or 34.3%, for the three months ended September 30, 2019, as compared to the same period last year. The average yield increased 42 basis points to 4.90% for the quarter ended September 30, 2019, as compared to 4.48% for the same period last year. The increases in average yield were largely driven by purchase accounting accretion resulting from the acquisitions of Community and Enterprise.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $91 thousand, to $1.7 million for the quarter ended September 30, 2019 from $1.6 million for the same period in 2018.  The increase in interest income earned on securities was mainly due to a 11.8% increase on the average balance. The average yield for the quarter ended September 30, 2019 decreased 18 basis points to 3.15% as compared to the same period in 2018.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $74 thousand to $97 thousand for the third quarter of 2019 as compared to the same period last year.  The average balances in other interest-earning assets increased $22.2 million to $32.4 million in the third quarter of 2019 from $10.2 million during the third quarter a year earlier.  The average yield for the quarter ended September 30, 2019 increased 30 basis points to 1.19% as compared to 0.89% in the same period in 2018 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended September 30, 2019 increased $2.8 million, or 80.6%, to $6.2 million from $3.4 million for the same period in 2018.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $369.8 million, or 35.0%, to $1.4 billion for the third quarter of 2019 from $1.1 billion for the same period in 2018. In addition the increase was due to a 44 basis points increase in the average rate to 1.72% for the quarter ended September 30, 2019, as compared to 1.28% for the same period last year.

Our interest expense on deposits increased $2.6 million, or 120.5%, for the quarter ended September 30, 2019, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $371.0 million during the third quarter of 2019, as compared to the same period in 2018. The average rate increased 53 basis points to 1.53% for the quarter ended September 30, 2019, as compared to 1.00% for the same period last year.

Our interest expense on borrowed funds increased $156 thousand, or 16.5%, for the quarter ended September 30, 2019, as compared to the same period last year.  The increase was largely attributed to an increase in the average rate of 38 basis points to 2.58% as compared to 2.20% in the same period in 2018.  The increase was offset by a $1.2 million decrease in the average balance of borrowed funds during the third quarter of 2019, as compared to the same period in 2018.

Our interest expense on all of the Company's subordinated debt remained the same for the quarter ended September 30, 2019, as compared to the same period last year.

Provision for Loan Losses – Provision for loan losses increased $315 thousand, or 98.1%, to $636 thousand for the third quarter of 2019, as compared to $321 thousand for the same period in 2018.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income – Our non-interest income increased $585 thousand, or 23.2%, to $3.1 million for the third quarter of 2019, as compared to the same period in 2018. The growth was largely due to an increase in insurance commissions and fees relating to SB One Insurance Agency of $297 thousand, or 19.4%, for the third quarter of 2019, as compared to the same period in 2018.

Non-Interest Expense – Our non-interest expenses increased $1.2 million, or 13.7%, to $10.2 million for the third quarter of 2019, as compared to the same period in 2018. The increase in non-interest expenses occurred largely in salaries and employee benefits of $1.2 million, data processing of $290 thousand and expenses and write-downs related to foreclosed real estate of $152 thousand. The increase in non-interest expenses for the third quarter of 2019, as compared to the same period in 2018, was the result of the Company’s continued growth, inclusive of the Enterprise merger net of cost savings. The increase in expenses and write-downs related to foreclosed real estate was driven by a one-time charge for write-downs of $149 thousand on three properties. The aforementioned increases were partially offset by decreases in professional fees and FDIC assessment costs of $111 thousand and $45 thousand, respectively.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, increased $863 thousand, or 90.2%, to $1.8 million for the third quarter of 2019, as compared to the same period last year. The Company’s effective tax rate for the third quarter of 2019 was 26.1%, as compared to 22.6% for the third quarter of 2018.

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Overview – For the nine months ended September 30, 2019, the Company reported net income of $17.2 million, or $1.84 per basic and $1.83 diluted share, for the nine months ended September 30, 2019, an increase of 127.4%, as compared to $7.6 million, or $0.97 per basic share and $0.96 per diluted share, for the same period last year.

For the nine months ended September 30, 2019, the net income growth was driven by an increase in net interest income of $11.4 million, or 34.7%, as compared to the same period last year, resulting from growth of $18.9 million in loan interest income which was attributable to organic loan growth and the merger with Enterprise. In addition, non-interest income increased $2.9 million, or 34.8%, from a $1.2 million increase in insurance commissions and fees as compared to the same period last year. The increase in net income was partially offset by an increase in non-interest expense of $754 thousand, or 2.5%.

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the nine month periods ended September 30, 2019 and 2018:
໿

	Nine Months Ended September 30,
(Dollars in thousands)	2019			2018
Earning Assets:	Average Balance	Interest	Average Rate (2)	Average Balance	Interest	Average Rate (2)
Securities:
Tax exempt (3)	$42,253	$1,386	4.39%	$61,187	$1,919	4.19%
Taxable	165,482	3,942	3.18%	124,756	2,476	2.65%
Total securities	207,735	5,328	3.43%	185,943	4,395	3.16%
Total loans receivable (1) (4)	1,522,197	56,354	4.95%	1,109,975	37,471	4.51%
Other interest-earning assets	22,588	211	1.25%	10,456	69	0.88%
Total earning assets	$1,752,520	$61,893	4.72%	$1,306,374	$41,935	4.29%

Non-interest earning assets	118,562			96,629
Allowance for loan losses	(9,353)			(7,993)
Total Assets	$1,861,729			$1,395,010

Sources of Funds:
Interest bearing deposits:
NOW	$249,238	$1,397	0.75%	$255,823	$1,110	0.58%
Money market	235,252	3,423	1.95%	104,603	1,073	1.37%
Savings	223,338	1,068	0.64%	218,359	534	0.33%
Time	487,806	7,190	1.97%	263,533	2,556	1.30%
Total interest bearing deposits	1,195,634	13,078	1.46%	842,318	5,273	0.84%
Borrowed funds	167,899	3,286	2.62%	152,178	2,323	2.04%
Junior subordinated debentures	27,863	949	4.55%	27,852	946	4.54%
Total interest bearing liabilities	$1,391,396	$17,313	1.66%	$1,022,348	$8,542	1.12%

Non-interest bearing liabilities:
Demand deposits	266,999			220,156
Other liabilities	11,558			4,978
Total non-interest bearing liabilities	278,557			225,134
Stockholders' equity	191,776			147,528
Total Liabilities and Stockholders' Equity	$1,861,729			$1,395,010

Net Interest Income and Margin(5)		44,580	3.40%		33,393	3.42%
Tax-equivalent basis adjustment		(466)			(647)
Net Interest Income		$44,114			$32,746

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

Net interest income on a fully tax equivalent basis increased $11.2 million, or 33.5%, to $44.6 million for the first nine months of 2019 as compared to $33.4 million for the same period in 2018. The increase in net interest income was largely due to a $446.1 million, or 34.2%, increase in average interest earning assets, principally loans receivable, which increased $412.2 million, or 37.1% driven by organic growth and the Enterprise merger.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $20.0 million, or 47.6%, to $61.9 million for the nine months ended September 30, 2019, as compared to the same period last year.  The increase was primarily due to higher average earning assets, which increased $446.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The average yield increased 43 basis points to 4.72% for the nine months ended September 30, 2019, as compared to 4.29% for the same period last year.

Our total interest income earned on loans receivable increased $18.9 million, or 50.4%, to $56.4 million for the first nine months of 2019, as compared to the same period in 2018.  The increase was primarily driven by an increase in average balance of loans receivable of $412.2 million, or 37.1%, for the nine months ended September 30, 2019, as compared to the same period last year. The average yield increased 44 basis points to 4.95% for the nine months ended September 30, 2019, as compared to 4.51% for the same period last year. The increases in average yield were largely driven by purchase accounting accretion resulting from the acquisitions of Community and Enterprise.

Our total interest income earned on securities, on a fully tax equivalent basis, increased $933 thousand, to $5.3 million for the nine months ended September 30, 2019 from $4.4 million for the same period in 2018.  The increase in interest income earned on securities was mainly due to a 11.7% increase on the average balance. The average yield for the nine months ended September 30, 2019 increased 27 basis points to 3.43% as compared to the same period in 2018.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets increased $142 thousand to $211 thousand for the first nine months of 2019 as compared to the same period last year.  The average balances in other interest-earning assets increased $12.1 million to $22.6 million in the first nine months of 2019 from $10.4 million during the first nine months a year earlier.  The average yield for the nine months ended September 30, 2019 increased 37 basis points to 1.25% as compared to 0.88% in the same period in 2018 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the nine months ended September 30, 2019 increased $8.8 million, or 102.7%, to $17.3 million from $8.5 million for the same period in 2018.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $369.0 million, or 36.1%, to $1.4 billion for the first nine months of 2019 from $1.0 billion for the same period in 2018. In addition the increase was due to a 54 basis points increase in the average rate to 1.66% for the nine months ended September 30, 2019, as compared to 1.12% for the same period last year.

Our interest expense on deposits increased $7.8 million, or 148.0%, for the nine months ended September 30, 2019, as compared to the same period last year.  The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $353.3 million during the first nine months of 2019, as compared to the same period in 2018. The average rate increased 62 basis points to 1.46% for the nine months ended September 30, 2019, as compared to 0.84% for the same period last year.

Our interest expense on borrowed funds increased $963 thousand, or 41.5%, for the nine months ended September 30, 2019, as compared to the same period last year.  The increase was largely attributed to an increase in the average rate of 58 basis points to 2.62% as compared to 2.04% in the same period in 2018.  The average balance of borrowed funds increased $15.7 million to $167.9 million for the first nine months of 2019, as compared to the same period in 2018.

Our interest expense on all of the Company's subordinated debt increased $3 thousand, or 0.3%, for the nine months ended September 30, 2019, as compared to the same period last year.

Provision for Loan Losses – Provision for loan losses increased $756 thousand, or 61.6%, to 2.0 million for the first nine months of 2019, as compared to $1.2 million for the same period in 2018.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income – Our non-interest income increased $2.9 million, or 34.8%, to $11.1 million for the first nine months of 2019 as compared to the same period last year. The increase was principally due to $1.2 million increase in insurance commissions and fees relating to SB One Insurance Agency, and a $1.5 million increase in gains on sale of securities. The aforementioned increases were partially offset by a $292 thousand loss on the disposal of fixed assets relating to closing of the Company’s corporate center in Rockaway, NJ, and the sale of the Andover branch.

Non-Interest Expense – Our non-interest expenses increased $754 thousand, or 2.5%, to $30.9 million for the first nine months of 2019 as compared to the same period last year. The increase in non-interest expenses was primarily due to increases in salaries and employee benefits of $3.2 million, occupancy of $518 thousand and data processing of $499 thousand. The aforementioned increase was partially offset by a decrease in merger related expenses of $4.3 million.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, increased $3.1 million, or 149.3%, to $5.2 million for the first nine months of 2019, as compared to the same period last year. The Company’s effective tax rate for the first nine months of 2019 was 23.1%, as compared to 21.5% for the same period last year.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 TO DECEMBER 31, 2018

Total Assets – At September 30, 2019, our total assets were $1.9 billion, an increase of $138.6 million, or 7.7%, as compared to total assets of $1.8 billion at December 31, 2018. The increase was mainly attributable to an increase in loans receivable of $88.8 million, or 6.0%, to $1.6 billion.

Cash and Cash Equivalents – Our cash and cash equivalents increased by $21.3 million to $47.9 million at September 30, 2019, or 2.5% of total assets, from $26.7 million, or 1.5% of total assets, at December 31, 2018.

Securities Portfolio – At September 30, 2019, the securities portfolio, which includes available for sale and held to maturity securities, was $211.5 million, compared to $186.2 million at December 31, 2018. Available for sale securities were $207.1 million at September 30, 2019, compared to $182.1 million at December 31, 2018. The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political subdivision obligations and mortgage-backed securities. Held to maturity securities were $4.3 million at September 30, 2019 and $4.1 million at December 31, 2018.

Net unrealized gain in the available for sale securities portfolio was $3.7 million at September 30, 2019 as compared to a net unrealized loss of $1.6 million at December 31, 2018.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further details of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 – Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of September 30, 2019 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments, which consisted primarily of FHLB stock, decreased $2.4 million to $9.4 million at September 30, 2019 as compared to $11.8 million at December 31, 2018. We also held $200 thousand in time deposits with other financial institutions at September 30, 2018 and at December 31, 2018.

Loans – The loan portfolio comprises our largest class of earning assets. Total loans receivable, net of unearned income, increased $88.8 million, or 6.0%, to $1.6 billion at September 30, 2019, as compared to $1.5 billion at December 31, 2018.

The following table summarizes the composition of our gross loan portfolio by type:
໿

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial and industrial loans	$105,392	$81,709
Construction	109,934	142,321
Commercial real estate	967,919	878,449
Residential real estate	379,566	370,955
Consumer and other	1,869	2,393
Total gross loans	$1,564,680	$1,475,827

Loan and Asset Quality – The ratio of non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets decreased to 0.87% at September 30, 2019 as compared to 1.43% at December 31, 2018. The decrease in NPAs is mainly attributable to the payoff of two non-accrual commercial real estate loans totaling approximately $8.9 million. NPAs exclude $3.0 million of Purchased Credit-Impaired (“PCI”) loans acquired through the merger with Community Bank of Bergen County (“Community Bank”). NPAs decreased $8.9 million to $16.9 million at September 30, 2019, as compared to $25.8 million at December 31, 2018. Non-accrual loans, excluding $3.0 million of PCI loans, decreased $8.7 million, or 41.9%, to $12.0 million at September 30, 2019, as compared to $20.7 million at December 31, 2018. Loans past due 30 to 89 days totaled $5.5 million at September 30, 2019, representing an increase of $1.7 million, or 45.8%, as compared to $3.8 million at December 31, 2018.

We continue to actively market our foreclosed real estate properties, the value of which decreased $549 thousand to $3.6 million at September 30, 2019 as compared to $4.1 million at December 31, 2018. The decrease in foreclosed real estate properties was largely attributable to the sale of six properties totaling $1.5 million which was partially offset by two new foreclosed properties valued at $1.1 million. At September 30, 2019, the Company’s foreclosed real estate properties had an average carrying value of approximately $400 thousand per property.

Management continues to monitor our asset quality and believes that the NPAs are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.  However, given the uncertainty of the current real estate market, additional provisions for losses may be deemed necessary in future periods.  The following table provides information regarding risk elements in the loan portfolio at each of the periods presented:
໿
໿

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans	$12,019	$20,704
Non-accrual loans to total loans	0.77%	1.40%
NPAs	$16,858	$25,759
NPAs to total assets	0.87%	1.43%
Allowance for loan losses as a % of non-accrual loans	81.12%	42.38%
Allowance for loan losses to total loans	0.62%	0.60%
A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Total impaired loans were $13.3 million and $20.7 million at September 30, 2019 and December 31, 2018, respectively.  The Company also had PCI loans from the acquisition of Community with a carrying value of $3.0 million at September 30, 2019. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.2 million and $906 thousand at September 30, 2019 and December 31, 2018, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2019, we had eight loans totaling $4.7 million that we deemed potential problem loans. Management is actively monitoring these loans.

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

The Company’s allowance for loan losses increased $975 thousand, or 11.1%, to $9.8 million, at September 30, 2019 as compared to $8.8 million at December 31, 2018. The Company’s outstanding credit mark recorded on the legacy Community and Enterprise portfolios of $433.8 million totaled $6.8 million at September 30, 2019. The Company’s combined coverage of allowance for loan loss and credit mark on the legacy Community and Enterprise portfolios totaled $16.8 million, or 1.05% of the overall loan portfolio, at September 30, 2019. The Company recorded $2.0 million in provision for loan losses for the nine months ended September 30, 2019 as compared to $1.2 million for the nine months ended September 30, 2018. Additionally, the Company recorded net charge-offs of $1.0 million for the nine months ended September 30, 2019, as compared to $32 thousand in net recoveries for the nine months ended September 30, 2018. The allowance for loan losses as a percentage of non-accrual loans increased to 81.1% at September 30, 2019 from 43.5% at December 31, 2018.

The table below presents information regarding our provision and allowance for loan losses for the nine months ended September 30, 2019 and 2018:
໿

(Dollars in thousands)	September 30, 2019	September 30, 2018
Balance, beginning of period	$8,775	$7,335
Provision	1,983	1,227
Charge-offs	(1,208)	(83)
Recoveries	200	115
Balance, end of period	$9,750	$8,594

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.
໿

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percentage of Loans In Each Category To Gross Loans	Amount	Percentage of Loans In Each Category To Gross Loans
Commercial and industrial	$935	6.7%	$603	6.6%
Construction	378	7.0%	663	6.9%
Commercial real estate	5,905	62.0%	5,575	66.2%
Residential real estate	1,619	24.3%	1,371	20.2%
Consumer and other loans	9	—%	23	0.1%
Unallocated	904	—%	540	—%
Total	$9,750	100.0%	$8,775	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $36.5 million at September 30, 2019 and $35.8 million at December 31, 2018. The increase of $697 thousand is largely due to net earnings on BOLI policies.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At September 30, 2019 and December 31, 2018, we had recorded goodwill totaling $27.3 million. Our recorded goodwill includes the acquisition of Tri-State in 2001, the 2006 acquisition of deposits and the acquisitions of Community and Enterprise.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We recorded a core deposit intangible of $1.3 million and $1.1 million for the Community and Enterprise acquisitions, respectively. For the period ended September 30, 2019, we amortized $305 thousand in core deposit intangible. We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The estimated fair value of each reporting unit exceeded its book value; therefore, no write-down of goodwill was required at September 30, 2019. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $172.9 million, or 12.8%, to $1.5 billion at September 30, 2019, from $1.4 billion at December 31, 2018. The growth in deposits was mostly due to an increase in interest bearing deposits of $157.0 million, or 14.4%, and an increase in non-interest bearing deposits of $15.9 million, or 6.1%, at September 30, 2019, as compared to December 31, 2018.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $163.8 million and $219.9 million in borrowings at the FHLB, at a weighted average interest rate of 2.19% and 2.52% at September 30, 2019 and December 31, 2018, respectively.  The long-term borrowings at September 30, 2019 consisted of $37.8 million of fixed rate advances and $5.0 million of advances with quarterly convertible puts that allow us to put the advance back to the FHLB quarterly after one year from issuance.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at September 30, 2019 was 3.56%. During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $196.1 million at September 30, 2019, an increase of $10.6 million when compared to December 31, 2018. The Company completed the mergers with Community and Enterprise in 2018 which were the primary drivers of an increase in book value per common share of 7.0% from $19.45 at December 31, 2018 to $20.81 at September 30, 2019. At September 30, 2019, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.22%, 12.00%, 12.61% and 12.00%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At September 30, 2019, total deposits amounted to $1.5 billion, an increase of $172.9 million, or 12.8%, from December 31, 2018. At September 30, 2019 and December 31, 2018, borrowings from the FHLB and subordinated debentures totaled $191.7 million and $247.8 million, respectively, and represented 9.9% and 13.8% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at September 30, 2019, amounted to $1.5 billion, an increase of $88.8 million, or 6.0%, compared to December 31, 2018.

Our most liquid assets are cash and due from banks and federal funds sold.  At September 30, 2019, the total of such assets amounted to $47.9 million, or 2.5%, of total assets, compared to $26.7 million, or 1.5% of total assets at December 31, 2018. Another significant liquidity source is our available for sale securities portfolio.  At September 30, 2019, available for sale securities amounted to $207.1 million, compared to $182.1 million at December 31, 2018.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $156.1 million through its membership in the FHLB and $10.0 million from ACBB at September 30, 2019. Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

At September 30, 2019, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 12.00%, 12.61% and 12.00%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of September 30, 2019, the Bank had a leverage ratio of 10.22%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. The Company maintains an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of September 30, 2019, the Bank had a capital conservation buffer of 4.61%.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At September 30, 2019, these unused commitments totaled $315.1 million and consisted of $152.2 million in commitments to grant commercial real estate, construction and land development loans, $38.6 million in home equity lines of credit, $122.5 million in other unused commitments and $1.8 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program(1)

July 1, 2019 through July 31, 2019	—	$—	—	325,063
August 1, 2019 through August 31, 2019	14,841	22.05	14,841	310,222
September 1, 2019 through September 30, 2019	20,424	22.01	20,424	289,798
Total	35,265	$14.69	35,265
(1) On February 1, 2019, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 470,000 shares. The stock repurchase program expires on January 22, 2020, unless completed sooner or otherwise extended.

There were no sales by us of unregistered securities during the three months ended September 30, 2019.

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
101
Financial statements from the Quarterly Report on Form 10-Q of SB One Bancorp for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

_______________________________

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2019		SB ONE BANCORP

	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)