Form 10-K
period 2019-12-31
SB ONE BANCORP
filed 2020-03-10
CIK 1028954

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-12569

SB ONE BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22‑3475473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 State Route 17

Paramus, New Jersey 07652

(Address of principal executive offices) (Zip Code)

(844) 256‑7328

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, no par value	SBBX	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  Yes ☐     No ☒

Based upon the closing price of $22.35 on June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $210,391,032. The number of shares of the registrant’s common stock, no par value, outstanding as of March 3, 2020 was 9,415,505.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10‑K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Annual Report on Form 10‑K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

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

Any or all of our forward-looking statements in this Annual Report on Form 10‑K, and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Consequently, no forward-looking statements can be guaranteed.  We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this Annual Report on Form 10‑K to “SB One Bancorp,” “we,” “us,” “our” and “the Company” refer to SB One Bancorp and its subsidiaries. References to the “Bank” are to SB One Bank, our wholly owned bank subsidiary.

i

PART I

ITEM 1.    BUSINESS

General

SB One Bancorp is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and was incorporated under the laws of the State of New Jersey under its former name Sussex Bancorp in January 1996. On May 13, 2018 we changed our name to SB One Bancorp.  The parent company of SB One Bank, formerly known as Sussex Bank (“The Bank”).  The only significant asset of SB One Bancorp is its investment in the Bank.  At December 31, 2019, the Company had consolidated total assets of $2.0 billion, gross loans of $1.6 billion, deposits of $1.5 billion and stockholders’ equity of $199.2 million.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1975 and is regulated by the New Jersey Department of Banking and Insurance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., GFR Maywood LLC, 490 Boulevard Realty Corp., and SB One Insurance Agency, Inc. (“SB One Insurance”).  SCB Investment Company, Inc., Community Investing Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio.  ClassicLake Enterprises, LLC, PPD Holding Company, LLC, and GFR Maywood LLC hold certain foreclosed properties. SB One Insurance provides insurance agency services mostly through the sale of property and casualty insurance policies.

The corporate office of the Company is located at 95 State Route 17,  Paramus, New Jersey, 07652, and the telephone number is (844) 256‑7328.

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

Market Area

Our service area primarily consists of Sussex, Morris, Bergen, Essex, Middlesex, Hudson, and Union Counties in New Jersey and Queens County, New York; however, we make loans throughout New Jersey and the New York metropolitan markets.     We operate from our corporate office in Paramus, New Jersey, and, as of December 31, 2019, our eighteen branch offices located in Augusta, Bloomfield, Edison, Fair Lawn, Franklin, Hackettstown, Kenilworth, Maywood, Montague, Newark, Newton, Oradell, Rochelle Park, Sparta, Vernon, Wantage, and Weehawken, New Jersey, and in Astoria, New York,  our regional office and corporate center in Rochelle Park, New Jersey and Wantage, New Jersey and our insurance agency offices in Augusta and Oradell, New Jersey.    Our market area is among the most affluent in the nation.  Following the completion of the acquisition of Community on January 4, 2018, the Bank has an additional three branches located in Bergen County.  Following the completion of the acquisition of Enterprise on December 21, 2018, the Bank has one branch located in Union County, one branch located in Middlesex County and two branches located in Essex County. On March 29, 2019, we closed our Andover, New Jersey branch location.

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

Personnel

At December 31, 2019, we employed 230 full-time employees and 13 part-time employees.  None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

The BHC Act requires, among other things, prior FRB approval where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of any class of voting stock of any bank or its parent company (unless it owns a majority of such bank’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. When reviewing acquisitions or mergers, the FRB also considers, among other factors: (i) capital adequacy; (ii) the financial and managerial resources and future prospects of the companies and the banks concerned; (iii) the convenience and needs of the community to be served; (iv) banks’ record under the Community Reinvestment Act (“CRA”); and (v) the effectiveness of the companies and the banks in combating money laundering.

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

Mergers and Acquisitions

The BHC Act, the Bank Merger Act, and other federal and state statures regulate the direct and indirect acquisition of  depository institutions.  The BHC Act requires the prior FRB approval for, among other things, a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of commercial bank or its parent  holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of, or otherwise “control” a bank or bank holding company.  Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days` prior notice and receiving a non-objection from the appropriate federal banking agency.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and the Bank, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements.  The Company is fully compliant with the Volcker Rule.  Given the Company’s size and the scope of its activities, the Company’s implementation of the Volcker Rule had no significant effect on its financial statements.

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

The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and to minimize disincentives for holding liquid, low-risk assets. The Capital Rules apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more, and to certain bank holding companies with less than $1 billion in assets if they are engaged in substantial non-banking activity or meet certain other criteria.  Under FRB reporting requirements, a bank holding company that reaches $1 billion or more in total consolidated assets as of June 30 of the preceding year must begin reporting its consolidated capital beginning in March of the following year.  The threshold for capital consolidation was raised from $500 million to $1 billion effective May 15, 2015. The Company began reporting its consolidated capital on March, 31, 2019, as it reached $1 billion in total consolidated assets as of June 30, 2018.

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

The Capital Rules also requires a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The capital standards applicable to the Bank include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In November 2017, the FRB finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions.  In July 2019, the OCC, the FRB and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions.  Institutions may implement the provisions of the simplification rule beginning on January 1, 2020 and must implement them by April 1, 2020.  The transition provisions to the Capital Rules issued by these agencies in November 2017 will cease to apply to an institution in the quarter in which it adopts the simplification rule.

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

Pursuant to Section 38 of the Federal Deposit Insurance Act (the "FDIA"), federal banking agencies are required to take "prompt corrective action" should a depository institution fail to meet certain capital adequacy standards.  For purposes of prompt corrective action, to be: (i) well-capitalized, a bank must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, a bank must have a total risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, a bank would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, a bank would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; and (v) critically undercapitalized, a bank would have a ratio of tangible equity to total assets that is less than or equal to 2%.  As set forth below, if the Company opts into the community bank leverage ratio framework, it will be considered to have met the well-capitalized ratio requirements for PCA purposes if it meets qualifying criteria.

Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency.  In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Effective January 1, 2020 community banks with total consolidated assets under $10 billion, total off-balance sheet exposures of 25% or less of total consolidated assets, leverage ratio greater than 9% and trading assets and liabilities of 5% or less of total consolidated assets can opt into the Community Bank Leverage Ratio (“CBLR”) framework.  A qualifying bank can opt into the CBLR framework at any time or opt out and become subject to general capital rules by completing the associated reporting data in the FFIEC Call Report. The impact of this regulatory simplification allows the electing bank to not have to complete the risk weighting schedules for schedule RC-R in the FFIEC Call Report. Instead, if the Company opts into the DBLR framework and meets the qualifying criteria, it will be considered to have satisfied the risk-based and leverage capital requirements in the generally applicable Capital Rules and to have met the well-capitalized ratio requirements for PCA purposes.  As of December 31, 2019 the Company has not made a decision on whether to elect to adopt the CBLR framework.

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

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank’s capital level and supervisory rating (“CAMELS rating”).  The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings.  The base for deposit insurance assessments is consolidated average assets less average tangible equity.  Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

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

Reserve Requirements

FRB regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts).  The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of New York.  In 2020 FRB regulations required that reserves be maintained against aggregate transaction accounts, except for transaction accounts which are exempt up to $16.9 million. Transaction accounts greater than $16.9 million up to and including $127.5 million have a reserve requirement of 3%.  A 10% reserve ratio will be assessed on transaction accounts in excess of $127.5 million. The FRB makes annual adjustments to the tiered reserves.  The Bank was in compliance with these reserve requirements.

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

Anti-Money-Laundering

The Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  The USA PATRIOT Act requires all financial institutions, including the Company and the Bank, to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences.  As of December 31, 2019, the Company and the Bank believe that they are in compliance with the BSA and the USA PATRIOT Act, and implementing regulations thereof.

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

We maintain a website at www.sbone.bank. Through a link to our Investor Relations section of our website, we make available, free of charge, copies of each of our filings with the SEC, including our Annual Report on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K, and, if applicable, any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS

If the bank regulators impose limitations on our commercial real estate lending activities, our earnings could be adversely affected.

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 247% of Bank total risk-based capital at December 31, 2019.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank’s primary federal regulator were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings would be adversely affected.

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

At December 31, 2019, our non-performing assets (“NPAs”) (which consist of non-accrual loans, loans 90 days or more delinquent, performing troubled debt restructurings and foreclosed real estate assets) totaled $16.7 million, which was a decrease of $9.1 million or 35.3% from December 31, 2018.  However, we can give no assurance that our NPAs will decrease and we may experience further increases in NPAs in the future.  Our NPAs adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in the other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs, including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of NPAs requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

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

As of December 31, 2019, our consolidated balance sheet included goodwill of $27.3 million and other intangible assets of $1.7 million. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in a decline in fair value of our goodwill or other intangible assets, which may be less than the carrying value, and, as a result may adversely affect our financial condition. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to us, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, we maintain an allowance for loan losses created through charges against earnings.  As of December 31, 2019, our allowance for loan losses was $10.3 million.  Our marketing focus on small to medium-size businesses may result in the assumption by us of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business.

The U.S. dollar-denominated London Interbank Offered Rate (“LIBOR”) is used to calculate interest rates for numerous types of debt obligations. The U.K. Financial Conduct Authority (“FCA”) has determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S.
Federal Reserve established Alternative Reference Rates Committee (“ARRC”) to select a replacement for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, has voted to use a benchmark, known as the Secured Overnight Financing Rate (“SOFR”). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or “repo” trades. ARRC has announced a paced transition plan for this new rate, including specific steps and timeliness designed to encourage adoption of SOFR. As of December 31, 2019, the Company has exposure of $417.7 million in notional amount of financial assets and liabilities in investments and derivatives, including off-balance sheet instruments, which are LIBOR-based. The Company has not determined the extent to which the elimination of LIBOR and the transition to SOFR will have any material impact on these instruments.

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

From time to time we may pursue growth through strategic acquisitions of assets or companies. Acquisitions are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort, and diversion of management’s attention from other aspects of our business operations. For example, we may face integration challenges as we continue to fully integrate the operations of Community and Enterprise, both of which were acquired in 2018.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

We conduct our business through our corporate office in Paramus, New Jersey, our regional offices and corporate centers in Rochelle Park, Rockaway and Wantage, New Jersey, our insurance agency offices in Augusta, New Jersey, and our eighteen branch offices.  The following table sets forth certain information regarding our properties as of December 31, 2019. We believe that our existing facilities are sufficient for our current needs. All properties are adequately covered by insurance.

LOCATION	YEAR OPENED	LEASED OR OWNED
28‑21 Astoria Blvd
Astoria, New York	2015	Leased

324 Broad Street
Bloomfield, NJ	2018	Leased

3900 Park Ave, Suite 108
Edison, NJ	2018	Leased

12‑79 River Road
Fair Lawn, NJ	2018	Owned

490 Kenilworth Blvd
Kenilworth, NJ	2018	Leased

125 W Pleasant Ave
Maywood, NJ	2018	Owned

188‑190 Wilson Ave
Newark, NJ	2018	Leased

210 Rochelle Ave
Rochelle Park, NJ	2018	Owned

18 Railroad Ave
Rochelle Park, NJ	2018	Owned

399 Route 23
Franklin, New Jersey	1976	Owned

7 Church Street
Vernon, New Jersey	1980	Owned

266 Clove Road
Montague, New Jersey	1982	Leased

96 Route 206
Augusta, New Jersey	1983	Leased

378 Route 23
Wantage, New Jersey	2007	Owned

455 Route 23
Wantage, New Jersey	1992	Owned (1)

15 Boulder Hills Blvd.
Wantage, New Jersey	2014	Leased

LOCATION	YEAR OPENED	LEASED OR OWNED

1000 Ave at Port Imperial
Weehawken, New Jersey	2019	Owned

15 Trinity Street
Newton, New Jersey	1991	Owned

95 State Route 17
Paramus, New Jersey	2019	Leased

100 Route 206
Augusta, New Jersey	2000	Owned

33 Main Street
Sparta, New Jersey	2001	Owned

100 Enterprise Drive, Suite 700
Rockaway, New Jersey	2014	Leased

430 Schooley’s Mtn. Road
Hackettstown, New Jersey	2014	Leased

296 Kinderkamack Road
Oradell, New Jersey	2016	Leased

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market, under the symbol “SBBX.”  As of December 31, 2019, we had 636 holders of record.

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2019.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data))	2019	2018	2017	2016	2015
SUMMARY OF INCOME:
Interest income	$82,309	$56,709	$35,699	$29,160	$23,644
Interest expense	23,249	12,629	6,611	4,762	3,568
Net interest income	59,060	44,080	29,088	24,398	20,076
Provision for loan losses	2,531	1,437	1,586	1,291	636
Net interest income after provision for loan losses	56,529	42,643	27,502	23,107	19,440
Other income	14,345	10,749	8,285	7,829	6,453
Other expenses	41,235	40,410	25,617	22,585	20,553
Income before income tax expense (benefit)	29,639	12,982	10,170	8,351	5,340
Income tax expense (benefit)	7,096	3,059	4,479	2,828	1,640
Net income	$22,543	$9,923	$5,691	$5,523	$3,700

WEIGHTED AVERAGE NUMBER OF SHARES: (1)
Basic	9,349,907	7,874,676	5,359,430	4,619,124	4,559,316
Diluted	9,381,577	7,921,269	5,404,381	4,651,108	4,591,822

PER SHARE DATA:
Basic earnings per share	$2.41	$1.26	$1.06	$1.20	$0.81
Diluted earnings per share	2.40	1.25	1.05	1.19	0.81
Cash dividends (2)	0.29	0.29	0.22	0.16	0.16
BALANCE SHEET:
Loans, net	$1,618,579	$1,466,000	$813,365	$688,561	$537,833
Total assets	2,001,657	1,795,703	979,383	848,728	684,503
Total deposits	1,525,041	1,353,939	762,491	660,921	517,856
Total stockholders’ equity	199,229	185,444	94,193	60,072	53,941
Average assets	1,884,344	1,426,455	914,747	770,470	627,298
Average stockholders’ equity	193,332	149,895	79,329	57,518	52,715
PERFORMANCE RATIOS:
Return on average assets	1.20%	0.70%	0.62%	0.72%	0.59%
Return on average stockholders’ equity	11.66%	6.62%	7.17%	9.60%	7.02%
Average equity/average assets	10.26%	10.51%	8.67%	7.47%	8.40%
Net interest margin	3.36%	3.36%	3.39%	3.37%	3.45%
Efficiency ratio (3)	56.17%	73.70%	68.54%	70.08%	77.47%
Other income to net interest income plus other income	19.54%	19.60%	22.17%	24.29%	24.32%
Dividend payout ratio	11.88%	22.80%	20.95%	13.45%	19.75%
CAPITAL RATIOS: (4)
Tier I capital to average assets	10.16%	12.06%	11.86%	10.41%	9.45%
Tier I capital to total risk-weighted assets	11.65%	12.34%	14.26%	12.87%	11.74%
Total capital to total risk-weighted assets	12.27%	12.94%	15.17%	13.86%	12.79%
Common equity Tier 1 capital to total risk-weighted assets	11.65%	12.34%	14.26%	12.87%	11.74%
ASSET QUALITY RATIOS:
Non-accrual loans to total loans	0.70%	1.40%	0.73%	0.84%	0.98%
Non-performing assets to total assets (5)	0.83%	1.43%	0.94%	1.10%	1.49%
Net loan charge-offs to average total loans	0.01%	—%	0.13%	0.03%	0.14%
Allowance for loan losses to total loans at period end	0.63%	0.60%	0.89%	0.96%	1.03%
Allowance for loan losses to non-performing loans (6)	46.33%	40.61%	105.51%	95.93%	81.43%

(1)	The weighted average number of shares outstanding was computed based on the average number of shares outstanding during each period as adjusted for subsequent stock dividends.
(2)	Cash dividends per common share are based on the actual number of common shares outstanding on the dates of record as adjusted for subsequent stock dividends, if any.
(3)	Efficiency ratio is total other expenses divided by net interest income and total other income.
(4)	Bank capital ratios.
(5)	NPAs include non-accrual loans, loans past due 90 days and still accruing, troubled debt restructured loans still accruing and foreclosed real estate.
(6)	Non-performing loans include non-accrual loans, loans past due 90 days and still accruing and troubled debt restructured loans still accruing.

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bank holding company of a community bank primarily operating in northern New Jersey and New York that provides diversified financial services to both consumer and business customers. Our primary source of revenues, approximately 80%, is derived from net interest income which represents the difference between the interest we earn on our assets, principally loans and investment securities, and interest we pay on our deposits and borrowings.  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin. The net interest margin remained unchanged at 3.36% for the years ended December 31, 2019 when compared to the year ended December 31, 2018.

For the year ended December 31, 2019,  we reported net income of $22.5 million, or $2.41 per basic share and $2.40 per diluted share, an increase of 127.2%, as compared to $9.9 million, or $1.26 per basic share and $1.25 per diluted share, for the year ended December 31, 2018. For the year ended December 31, 2019, net income growth was driven by an increase in net interest income of $15.0 million, or 34.0%, resulting from growth of $24.2 million in loan interest income which was attributable to average loan growth and the merger with Enterprise, which resulted in an increase in the loan portfolio of $257 million. In addition, non-interest income increased $3.6 million, or 33.5%, as compared to the year ended December 31, 2018 due to a $1.4 million increase in insurance commissions and fees and a $2.0 million increase in gain on security transactions. The increase in net income was partially offset by an increase in non-interest expense of $825 thousand, or 2.0%.

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

Total loans receivable, net of unearned income, increased $154.1 million, or 10.5%, to $1.6 billion at December 31, 2019, from $1.5 billion at year-end 2018. Our total deposits increased $171.1 million, or 12.6%, to $1.5 billion at December 31, 2019, from $1.4 billion at December 31, 2018. The increase in deposits was primarily due to an increase in interest bearing deposits of $172.6 million, or 15.8%, at December 31, 2019, as compared to December 31, 2018. The growth in both loans and deposits was primarily the result of the mergers with Community and Enterprise augmented by organic growth.

At December 31, 2019, our total stockholders’ equity was $199.2 million, an increase of $13.8 million when compared to December 31, 2018.  At December 31, 2019, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 10.16%, 11.65%, 12.27% and 11.65%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Goodwill.     We have recorded goodwill of $27.3 million at December 31, 2019, primarily related to the acquisitions of Community and Enterprise of $22.3 million and $2.2 million, respectively.  Our recorded goodwill total includes $2.3 million related to the acquisition of SB One Insurance in October of 2001. Our recorded goodwill total also includes $486 thousand related to the 2006 acquisition of $6.3 million in deposits in our Port Jervis branch.  During the quarter ended March 31, 2016 we announced the closing of the Port Jervis branch and the deposits from that branch were transferred to our Montague, New Jersey branch.  As of December 31, 2019, deposits originated in that branch were $5.8 million. FASB ASC 350, Intangibles-Goodwill and Others, requires that goodwill is not amortized to expense, but rather be tested for impairment at least annually. We periodically assess whether events or changes in circumstances indicate that the carrying amounts of goodwill require additional impairment testing.  We perform our annual impairment test on the goodwill of SB One Insurance in the fourth quarter of each calendar year. If the fair value of the reporting unit exceeds the book value, no write-downs of goodwill are necessary.  If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill.  We determined that no impairment write-offs were necessary during 2019 and 2018.

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

Investment Securities Impairment Evaluation.     The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The Company’s evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the company’s intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors.  The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income.  The non-credit related component will be recorded as an adjustment to AOCI, net of tax. For held to maturity securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  No available for sale and held to maturity securities at December 31, 2019 or December 31, 2018 were deemed to be impaired.

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

COMPARISON OF FINANCIAL CONDITION AT YEAR-END DECEMBER 31, 2019 AND 2018

General.  At December 31, 2019, we had total assets of $2.0 billion compared to total assets of $1.8 billion at December 31, 2018, an increase of $206.0 million, or 11.5%. Gross loans increased $154.1 million, or 10.4%, to $1.6 billion at December 31, 2019, from $1.5 billion at December 31, 2018. Total deposits increased 12.6% to $1.5 billion at December 31, 2019, from $1.4 billion at December 31, 2018.

Cash and Cash Equivalents.     Our cash and cash equivalents increased $17.0 million, or 63.8%, at December 31, 2019 to $43.7 million from $26.7 million at December 31, 2018.

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

We periodically conduct reviews to evaluate whether unrealized losses on our investment securities portfolio are deemed temporary or whether an other-than-temporary impairment has occurred.  Various inputs to economic models are used to determine if an unrealized loss is other-than-temporary.  All of our debt securities in an unrealized loss position have been evaluated as of December 31, 2019, and we do not consider any security to be other-than-temporarily impaired.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  Our securities in unrealized loss positions are mostly driven by wider credit spreads and changes in interest rates.  Based on that evaluation we do not intend to sell any security in an unrealized loss position, and it is more likely than not that we will not have to sell any of our securities before recovery of its cost basis.

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

The following table shows the carrying value of our available for sale security portfolio as of December 31, 2019, 2018 and 2017.

	December 31,
(Dollars in thousands)	2019	2018	2017
U.S. government agencies	$8,679	$24,794	$18,861
U.S. government sponsored agencies	53,249	20,362	6,061
State and political subdivisions	32,214	60,362	41,234
Mortgage-backed securities
U.S. government-sponsored enterprises	82,469	73,613	30,544
Private mortgage-backed securities	22,445	—	—
Corporate debt	13,125	3,008	2,030
Total available for sale	$212,181	$182,139	$98,730

Our securities available for sale, increased by $30.0 million, or 16.5%, to $212.2 million at December 31, 2019 from $182.1 million at December 31, 2018.  During 2019, we purchased $141.6 million in new securities, $105.3 million in securities were sold and $11.2 million in securities matured, were called or were repaid.  At December 31, 2019, there was an unrealized gain of $1.0 million in securities available for sale as compared to an unrealized loss of $1.6 million at December 31, 2018.  During 2019 there was a net realized gain of $2.1 million on the sale of available for sale securities as compared to a $36 thousand realized gain in 2018.

We had $4.0 million of our security portfolio classified as held to maturity at December 31, 2019, a decrease of $66 thousand from December 31, 2018.  Held to maturity securities, carried at amortized cost, consist of the following at December 31, 2019, 2018 and 2017.

(Dollars in thousands)	2019	2018	2017
State and political subdivisions	$4,012	$4,078	$5,304
Total held to maturity securities	$4,012	$4,078	$5,304

The securities portfolio contained no high-risk securities or derivatives as of December 31, 2019.

The contractual maturity distribution and weighted average yield of our available for sale securities at December 31, 2019, are summarized in the following table.  Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield received on such securities.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies	$—	—%	$—	—%	$1,312	2.39%	$7,446	2.41%
U.S. Government sponsored agencies	—	—%	—	—%	—	—%	54,338	2.61%
State and political subdivisions	—	—%	—	—%	1,913	3.02%	29,588	3.00%
Mortgage-backed securities -
U.S. government-sponsored enterprises	—	—%	—	—%	19,516	2.63%	61,933	2.73%
Private mortgage-backed securities	—	—%	—	—%	—	—%	22,110	3.03%
Corporate debt	—	—%	—	—%	11,019	3.76%	2,000	5.25%
Total Available for Sale	$—	—%	$—	—%	$33,760	3.01%	$177,415	2.79%

The contractual maturity distribution and weighted average yield of our securities held to maturity, at cost, at December 31, 2019, are summarized in the following table.  Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on the tax-exempt obligations.

	Due under 1 Year		Due 1-5 Years		Due 5-10 Years		Due over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
State and political subdivisions	$1,490	2.15%	$1,505	3.21%	$1,017	4.56%	$—	—%
Total held to maturity	$1,490	2.15%	$1,505	3.21%	$1,017	4.56%	$—	—%

We held $12.5 million in Other Bank Stock, primarily Federal Home Loan Bank of New York (“FHLBNY”)  stock at December 31, 2019 that we do not consider an investment security.  Ownership of this restricted stock is required for membership in the FHLBNY.

Loans.     The loan portfolio comprises the largest component of our earning assets.  Total loans receivable, net of unearned income, at December 31, 2019, increased $154.1 million, or 10.5%, to $1.6 billion from $1.5 billion at December 31, 2018.  Loan growth for 2019 occurred primarily in commercial real estate loans (an increase of $116.8 million, or 13.3%), commercial and industrial (an increase of $43.2 million, or 52.9%), and residential real estate loans (an increase of $11.6 million, or 3.1%). In 2018, at each acquisition date, the Company acquired $236.0 million in loans resulting from the merger with Community and $257.2 million in loans resulting from the merger with Enterprise.

The following table summarizes the composition of our loan portfolio by type as of December 31, 2015 through 2019:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial loans	$124,937	$81,709	$54,759	$40,280	$20,023
Construction	125,291	142,321	42,484	25,360	13,348
Commercial real estate	995,220	878,449	551,445	479,227	382,262
Residential real estate	382,567	370,955	171,844	150,237	127,204
Consumer and other	2,097	2,393	1,130	1,038	1,253
Total gross loans	$1,630,112	$1,475,827	$821,662	$696,142	$544,090

Loan growth of $154.1 million was primarily funded during 2019 by an increase in our deposits and borrowings.

The maturity ranges of the loan portfolio and the amounts of loans with predetermined interest rates and floating rates in each maturity range, as of December 31, 2019, are presented in the following table.

	December 31, 2019
	Due Under	Due 1-5	Due Over
(Dollars in thousands)	1 Year	Years	5 Years
Commercial and industrial	$46,947	$22,056	$55,934
Construction	88,684	34,615	1,992
Commercial real estate	36,640	54,067	904,514
Residential real estate	7,972	13,204	361,391
Consumer and other	835	403	859
Total loans	$181,078	$124,345	$1,324,690
Interest rates:
Fixed or predetermined	$164,218	$75,461	$269,492
Floating or adjustable	16,860	48,884	1,055,198
Total loans	$181,078	$124,345	$1,324,690

Loan and Asset Quality.     NPAs consist of non-accrual loans, loans over 90 days delinquent and still accruing interest, troubled debt restructured loans still accruing and foreclosed real estate.  Total NPAs decreased by $9.1 million, or 35.3%, to  $16.7 million at year-end 2019 from $25.8 million at year-end 2018. The ratio of NPAs to total assets for December 31, 2019  and December 31, 2018 were 0.83% and 1.43%, respectively.

Our non-accrual loan balance decreased $9.3 million, or 44.9%, to $11.4 million at December 31, 2019, from $20.7 million at December 31, 2018.  Troubled debt restructured loans still accruing increased $550 thousand, or 60.7%, to $1.5 million at December 31, 2019, from $906 thousand at December 31, 2018.  Foreclosed assets decreased $356 thousand to $3.8 million at December 31, 2019, from $4.1 million at December 31, 2018.

Management continues to monitor our asset quality and believes that the non-accrual loans are adequately collateralized and anticipated material losses have been adequately reserved for in the allowance for loan losses.

The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2015 through 2019.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial and industrial	$701	$372	$20	$33	$20
Construction	—	—	105	—	—
Commercial real estate	5,643	15,760	4,313	4,048	4,016
Residential real estate	5,070	4,572	1,582	1,752	1,138
Consumer and other	1	—	—	—	138
Total nonaccrual loans	11,415	20,704	6,020	5,833	5,312
Loans past due 90 days and still accruing	—	—	—	468	—
Troubled debt restructured loans still accruing	1,456	906	932	679	1,553
Total non-performing loans	12,871	21,610	6,952	6,980	6,865
Foreclosed real estate	3,793	4,149	2,275	2,367	3,354
Total non-performing assets	$16,664	$25,759	$9,227	$9,347	$10,219
Non-accrual loans to total loans	0.70%	1.40%	0.73%	0.84%	0.98%
Non-performing assets to total assets	0.83%	1.43%	0.94%	1.10%	1.49%
Interest income received on nonaccrual loans	$316	$790	$157	$165	$138
Interest income that would have been recorded under the original terms of the loans	$464	$866	$210	$213	$264

In addition to monitoring non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2019, we had a total of  $3.8 million of loans that we deemed as potential problem loans. Management is actively monitoring these loans.

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

The allowance contains reserves identified as unallocated. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

Management regularly assesses the appropriateness and adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for each of the periods presented.

At December 31, 2019, the allowance for loan losses was $10.3 million, an increase of $1.5 million, or 17.0%, from $8.8 million at December 31, 2018.  The provision for loan losses was $2.5 million and there were $1.2 million in charge-offs and $207 thousand in recoveries during 2019.  The allowance for loan losses as a percentage of total loans was 0.63% at December 31, 2019 compared to 0.60% at December 31, 2018.

The table below presents information regarding our provision and allowance for loan losses for each of the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$8,775	$7,335	$6,696	$5,590	$5,641
Provision charged to operating expenses	2,531	1,437	1,586	1,291	636
Recoveries of loans previously charged-off:
Commercial and industrial	3	3	2	268	17
Commercial real estate	124	17	7	37	41
Residential real estate	71	91	10	21	17
Consumer and other	9	20	7	7	7
Total recoveries	207	131	26	333	82
Loans charged-off:
Commercial and industrial	198	11	13	227	19
Commercial real estate	473	26	874	187	560
Residential real estate	499	22	49	67	165
Consumer and other	76	69	37	37	25
Total charge-offs	1,246	128	973	518	769
Net charge-offs	1,039	(3)	947	185	687
Balance, end of period	$10,267	$8,775	$7,335	$6,696	$5,590
Net charge-offs to average loans outstanding	0.01%	—%	0.13%	0.03%	0.14%
Allowance for loan losses total loans at year-end	0.63%	0.60%	0.89%	0.96%	1.03%

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	Allowance for Loans Losses at December 31,
	2019		2018		2017
		Percentage of		Percentage of		Percent
		Loans In Each		Loans In Each		of Loans
		Category To		Category To		in Each
(Dollars in thousands)	Amount	to Total	Amount	Gross Loans	Amount	to Total
Commercial and industrial	$1,175	7.7%	$603	6.6%	$208	6.7%
Construction	537	7.7%	663	6.9%	336	5.2%
Commercial real estate	6,717	61.0%	5,575	66.2%	5,185	67.1%
Residential real estate	1,338	23.5%	1,371	20.2%	1,032	20.9%
Consumer and other loans	9	0.1%	23	0.1%	26	0.1%
Unallocated	491	—%	540	—%	548	—
Total	$10,267	100.0%	$8,775	100.0%	$7,335	100.0%

	Allowance for Loans Losses at December 31,
	2016		2015
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
(Dollars in thousands)	Amount	to Total	Amount	to Total
Commercial and industrial	$110	5.8%	$85	3.7%
Construction	359	3.6%	220	2.5%
Commercial real estate	3,932	68.9%	3,646	70.2%
Residential real estate	899	21.6%	784	23.4%
Consumer and other loans	19	0.1%	87	0.2%
Unallocated	1,377	—	768	—
Total	$6,696	100.0%	$5,590	100.0%

Bank-owned Life Insurance.     Our BOLI carrying value increased to $37.2 million at December 31, 2019 from $35.8 million at December 31, 2018.  The increase was partially the result of the addition of one new policy  for $500 thousand during the fourth quarter of 2019.  Additionally there was $931 thousand in net earnings on BOLI policies in 2019.

Deposits.     Total deposits increased $171.1 million, or 12.6%, to $1.5 billion at December 31, 2019, from $1.4 billion at December 31, 2018.  The increase in deposits was due to increases in interest bearing demand deposits of $172.6 million, or 15.8%, mainly attributable to a $14.2 million increase in brokered money market deposits, and an increase in time deposits of $164.5 million, or 42.3%, which were offset by a decrease in non-interest bearing transaction deposits of  $1.5 million, or 0.6%, at December 31, 2019, as compared to December 31, 2018.

Total average deposits increased $385.1 million from $1.1 billion for the year ended December 31, 2018 to $1.5 billion for the year ended December 31, 2019, a 35.2% increase.  Average time deposits increased $228.0 million, or 84.2%, from $270.8 million for 2018 to $498.8 million for 2019. Average money market balances increased $113.1 million, or 90.5%, from $125.0 million for 2018 to $238.1 million for 2019. Average savings accounts increased $6.1 million or 2.8%, from $216.3 million for 2018 to $222.4 million for 2019.    Average demand accounts increased $44.1 million, or 19.7% from $224.0 million for 2018 to $268.1 million for 2019.  Average NOW accounts decreased $6.1 million, or 2.4%, from $257.3 million for 2018 to $251.2 million for 2019.

The average balances and weighted average rates paid on deposits for 2019, 2018 and 2017 are presented below.

	Year Ended December 31,
	2019 Average		2018 Average		2017 Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$268,079	—%	$223,984	—%	$139,611	—%
NOW	251,171	0.75%	257,314	0.59%	183,457	0.32%
Money market	238,052	1.84%	124,973	1.56%	93,505	0.90%
Savings	222,392	0.61%	216,275	0.38%	137,120	0.21%
Time	498,798	2.00%	270,807	1.40%	171,163	1.09%
Total deposits	$1,478,492	1.19%	$1,093,353	0.74%	$724,856	0.49%

The remaining maturity for certificates of deposit accounts of $100,000 or more as of December 31, 2019 is presented in the following table.

(Dollars in thousands)
3 months or less	$49,348
3 to 6 months	44,207
6 to 12 months	109,835
Over 12 months	34,296
Total	$237,686

Borrowings.     Borrowings may consist of short and long-term advances from the FHLBNY and a line of credit at Atlantic Central Bankers Bank.  The FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying residential and commercial mortgage loans.  At December 31, 2019, we had $40.1 million in long-term FHLB advances outstanding at a weighted average interest rate of 2.12%.

The following table summarizes short-term borrowings and weighted average interest rates paid during the past three years.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Average daily amount of short-term borrowings outstanding during the period	$132,317	$123,073	$19,713
Weighted average interest rate on average daily short-term borrowings	2.46%	2.19%	1.21%
Maximum short-term borrowings outstanding at any month-end	$196,685	$175,295	$60,696
Short-term borrowings outstanding at period end	$193,000	$175,295	$55,350
Weighted average interest rate on short-term borrowings at period end	1.81%	2.66%	1.58%

Subordinated Debentures.     On June 28, 2007, we raised $12.9 million in capital through the issuance of subordinated debentures to a non-consolidated statutory trust subsidiary.  The subsidiary in turn issued $12.5 million in variable rate capital trust pass through securities to investors in a private placement.  The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at December 31, 2019 was 3.33%.  The capital securities are currently redeemable by us at par in whole or in part.  These trust preferred securities must be redeemed upon final maturity on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.

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

During the quarter ended December 31, 2016, the Company completed a $15 million private placement of fixed-to-floating rate subordinated notes to an institutional investor.  The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3‑month LIBOR plus 350 basis points over the remainder of the term.

Equity.  Stockholders’ equity inclusive of AOCI, net of income taxes, was $199.2 million at December 31, 2019, an increase of $13.8 million, from the $185.4 million at year-end 2018. The increase in stockholders’ equity was mostly due to $22.5 million in net income in 2019, which was partially offset by $3.0 million in dividends declared during 2019.

In 2019, the Company approved a common stock repurchase plan with authorization to purchase up to 470,000 shares. During the year ended December 31, 2019, the Company repurchased 231,207 shares.

COMPARISON OF OPERATING RESULTS FOR YEAR-END DECEMBER 31, 2019 AND 2018

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

For the year ended December 31, 2019, the Company reported net income of $22.5 million, or $2.41 per basic share and $2.40 per diluted share, an increase of 127.2%, as compared to $9.9 million, or $1.26 per basic share and $1.25 per diluted share, for the year ended December 31, 2018. For the year ended December 31, 2019, net income growth was driven by an increase in net interest income of $15.0 million, or 34.0%, resulting from growth of $24.2 million in loan interest income which was attributable to average loan growth and the merger with Enterprise. In addition, non-interest income increased $3.6 million, or 33.5%, as compared to the year ended December 31, 2018 due to a $1.4 million increase in insurance commissions and fees and a $2.0 million increase in gain on security transactions. The increase in net income was partially offset by an increase in non-interest expense of $825 thousand, or 2.0%.

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

Comparative Average Balance and Average Interest Rates.     The following table presents, on a fully taxable equivalent basis (a non-GAAP measurement), a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for each of the years ended December 31, 2019, 2018 and 2017.  The average balances of loans include non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Year Ended December 31,
	2019			2018			2017
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Earning Assets:
Securities(2):
Tax exempt (3)	$36,031	$1,579	4.38%	$61,673	$2,632	4.27%	$46,449	$1,918	4.13%
Taxable	175,597	5,466	3.11%	126,104	3,507	2.78%	64,636	1,437	2.22%
Total securities	211,628	7,045	3.33%	187,777	6,139	3.27%	111,085	3,355	3.02%
Total loans receivable (1) (4)	1,539,816	75,537	4.91%	1,139,199	51,359	4.51%	756,766	32,953	4.35%
Other interest-earning assets	23,308	258	1.11%	10,586	99	0.94%	8,611	35	0.41%
Total earning assets	$1,774,752	$82,840	4.67%	1,337,562	57,597	4.31%	876,462	36,343	4.15%
Non-interest earning assets	119,108			97,078			45,398
Allowance for loan losses	(9,516)			(8,185)			(7,113)
Total Assets	$1,884,344			$1,426,455			$914,747
Sources of Funds:
Interest bearing deposits:
NOW	$251,171	$1,879	0.75%	$257,314	$1,527	0.59%	$183,457	$584	0.32%
Money market	238,052	4,388	1.84%	124,973	1,952	1.56%	93,505	843	0.90%
Savings	222,392	1,351	0.61%	216,275	818	0.38%	137,120	285	0.21%
Time	498,798	9,977	2.00%	270,807	3,781	1.40%	171,163	1,872	1.09%
Total interest bearing deposits	1,210,413	17,595	1.45%	869,369	8,078	0.93%	585,245	3,584	0.61%
Borrowed funds	171,523	4,388	2.56%	150,294	3,288	2.19%	78,551	1,749	2.23%
Junior subordinated debentures	27,864	1,266	4.54%	27,853	1,263	4.53%	27,844	1,278	4.59%
Total interest bearing liabilities	$1,409,800	$23,249	1.65%	1,047,516	12,629	1.21%	691,640	6,611	0.96%
Non-interest bearing liabilities:
Demand deposits	268,079			223,984			139,611
Other liabilities	13,133			5,060			4,167
Total non-interest bearing liabilities	281,212			229,044			143,778
Stockholders' equity	193,332			149,895			79,329
Total Liabilities and Stockholders' Equity	$1,884,344			$1,426,455			$914,747
Net Interest Income and Margin (5)		59,591	3.36%		44,968	3.36%		29,732	3.39%
Tax-equivalent basis adjustment		(531)			(888)			(644)
Net Interest Income		$59,060			$44,080			$29,088

(1)	Includes loan fee income
(2)	Average rates on securities are calculated on amortized costs
(3)	Full taxable equivalent basis, using a 21% (2019) and 34% (2019 and 2018) effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
(4)	Loans outstanding include non-accrual loans
(5)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets

Net interest income on a fully tax equivalent basis increased $14.6 million, or 32.5%, to $59.6 million for the year ended December 31, 2019 as compared to $45.0 million for the year ended December 31, 2018.  The increase in net interest income was largely due to a $437.2 million, or 32.7%, increase in average interest earning assets, principally loans receivable, which increased $400.6 million, or 35.2%, driven by organic growth and the Enterprise merger. In addition, the increase in net interest income was due to an increase in purchase accounting accretion, related to the Enterprise and Community mergers, of $2.3 million ($1.8 million related to loan accretion) to $3.9 million ($3.0 million related to loan accretion) for the year ended 2019, as compared to $1.6 million in 2018.

Interest Income.     Total interest income, on a fully taxable equivalent basis, increased $25.2 million, or 43.8%, to $82.8 million for the year ended December 31, 2019 as compared to $57.6 million for the same period in 2018.  The increase in interest income was largely due to a $437.2 million, or 32.7%, increase in average interest earning assets, principally loans receivable, which increased $400.6 million, or 35.2%. The increase in interest income benefited from an increase in average rate of 36 basis points to 4.67% for the year ended December 31, 2019 as compared to the same period in 2018.

Interest income from securities, on a fully taxable equivalent basis, increased $906 thousand, or 14.8%, for the year ended December 31, 2019 compared to the same period in 2018.  The increase was due to an increase in the average balance of the securities portfolio of $23.9 million, or 12.7%, to $211.6 million for the year ended December 31, 2019 as compared to the same period in 2018.  The increase in the average balance of the securities portfolio was complimented by an increase in the average rate of six basis points to 3.33% for 2019 from 3.27% for 2018.

Interest income from the loan portfolio increased by $24.2 million, or 47.1%, to $75.5 million for 2019 from $51.4 million for 2018.  The improvement was due to an increase in the average balance on loans, which increased $400.6 million, or 35.2%, for the year ended December 31, 2019 as compared to the same period in 2018.  The increase in the average balance on loans was complimented by an increase of 40 basis points in the average rate on the loan portfolio for the year ended December 31, 2019 as compared to the same period in 2018.

Interest Expense.     Total interest expense increased $10.6 million, or 84.1%, to $23.2 million for the year ended December 31, 2019 from $12.6 million for the same period in 2018.  The increase was principally due to growth in the average balance of interest-bearing deposits of $341.0 million and average balance of borrowed funds of $21.2 million in 2019 compared to 2018.  The average rate increased 44 basis points for 2019 compared to 2018.

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

	December 31, 2019 v. 2018			December 31, 2018 v. 2017
	Increase (decrease)			Increase (decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Securities:
Tax exempt (1)	$(1,122)	$69	$(1,053)	$648	$66	$714
Taxable	1,503	456	1,959	1,638	432	2,070
Total securities	381	525	906	2,286	498	2,784
Total loans receivable (2)	19,334	4,844	24,178	17,203	1,203	18,406
Other interest-earning assets	138	21	159	9	55	64
Total net change in income on interest-earning assets	19,853	5,390	25,243	19,498	1,756	21,254
Interest bearing deposits:
NOW	(37)	389	352	299	644	943
Money market	2,031	405	2,436	350	759	1,109
Savings	24	509	533	220	313	533
Time	4,093	2,103	6,196	1,294	615	1,909
Total interest bearing deposits	6,111	3,406	9,517	2,163	2,331	4,494
Borrowed funds	500	600	1,100	1,571	(32)	1,539
Subordinated debentures	—	3	3	—	(15)	(15)
Total net change in expense on interest-bearing liabilities	6,611	4,009	10,620	3,734	2,284	6,018
Change in net interest income	$13,242	$1,381	$14,623	$15,764	$(528)	$15,236

(1)	Fully taxable equivalent basis, using 21% (2019 and 2018) and 34% (2017) effective tax rate and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance

(2)	Includes loan fee income

Provision for Loan Losses.     Provision for loan losses increased $1.1 million to $2.5 million for the year ended December 31, 2019, as compared to $1.4 million for the same period in 2018.  The provision for loan losses reflects management review, analysis and judgment of the credit quality of the loan portfolio for 2019 and the effects of current economic environment and changes in real estate collateral values from the time the loans were originated.  Our non-accrual loans, excluding $2.5 million of Purchased Credit Impaired (“PCI”) loans, decreased $9.3 million, or 44.9%, to $11.4 million at December 31, 2019, as compared to $20.7 million at December 31, 2018.  We believe these loans are adequately provided for in our loan loss allowance or are sufficiently collateralized at December 31, 2019.The decrease in non-accrual loans was attributable to the payoff of two commercial real estate loans totaling approximately $8.9 million.  The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions, as deemed necessary. Also see Note 7 to our consolidated financial statements herein for further discussion.

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

Non-interest income increased $3.6 million, or 33.5%, to $14.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The increase was principally due to a  $1.4 million increase in insurance commissions and fees relating to SB One Insurance Agency, and a $2.0 million increase in gains on sale of securities, which were partially offset by a $334 thousand loss on the disposal of fixed assets relating to closing of the Company’s corporate center in Rockaway, NJ, and the sale of the Andover branch. The increase in commissions and fees relating to SB One Insurance Agency in 2019 was driven by higher property and casualty income, agency fee income and contingency income, as compared to 2018.  The Company’s gain on sale of securities of $2.0 million for the year ended December 31, 2019, was due to a restructure of its investment portfolio to take advantage of market opportunities.

Non-Interest Expense.  Total non-interest expense increased $825 thousand, or 2.0%, to $41.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $4.2 million, data processing of $641 thousand and occupancy of $607 thousand.  The aforementioned increases were partially offset by a decrease in merger related expenses of $5.8 million.

Income Taxes.  The provision for income taxes increased $4.0 million to $7.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018 as a result of an increase in pre-tax income. The Company’s effective tax rate for the year ended December 31, 2019 was 23.9%, as compared to 23.6% for the year ended December 31, 2018. See Notes 1 and 19 to our consolidated financial statements for further discussion on income taxes.

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At December 31, 2019, total deposits amounted to $1.5 billion, an increase of $171.1 million, or 12.6%, from December 31, 2018.  At December 31, 2019, borrowings from the FHLBNY and subordinated debentures totaled $261.0 million and represented 13.0% of total assets as compared to $247.8 million and 13.8% of total assets, at December 31, 2018.

Loan production continued to be our principal investing activity. Loans receivable, net of unearned income, at December 31, 2019 amounted to $1.6 billion, an increase of $154.1 million, or 10.5%, from December 31, 2018.

Our most liquid assets are cash and cash equivalents.  At December 31, 2019, the total of such assets amounted to $43.7 million, or 2.2%, of total assets, compared to $26.7 million, or 1.5%, of total assets at year-end 2018.  Another significant liquidity source is our available for sale securities.  At December 31, 2019, available for sale securities amounted to $212.2 million compared to $182.1 million at year-end 2018.

In addition to the aforementioned sources, we have available various other sources of liquidity, including federal funds purchased from other banks and the Federal Reserve Board discount window.  The Bank also has the capacity to borrow an additional $143.7 million through its membership in the FHLBNY and $10.0 million line of credit at ACBB at December 31, 2019.  Management believes that our sources of funds are sufficient to meet our present funding requirements.

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

The Bank’s regulators have implemented risk-based guidelines which require banks to maintain certain minimum capital as a percent of such assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  Banks are required to maintain Tier I capital as a percent of risk-adjusted assets of 7.875% and Total risk based capital as of risk-adjusted assets of 9.875% at a minimum, both including the capital conservation buffer.  At December 31, 2019, the Bank’s Tier I and Total risk based capital ratios were 11.65% and 12.27%, respectively.

In addition to the risk-based guidelines discussed above, the Bank’s regulators require that banks, which meet the regulators’ highest performance and operational standards, maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%.  For those banks with higher levels of risk or that are experiencing or anticipating growth, the minimum will be proportionately increased.  Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process.  As of December 31, 2019, the Bank had a leverage ratio of 10.16%.

Off-Balance Sheet Arrangements.     Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These unused commitments at December 31, 2019 totaled $336.2 million, which consisted of $55.5 million in commitments to grant commercial and residential loans, $278.5 million in unfunded commitments under lines of credit and $2.1 million in outstanding letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

We do not have any material exposure to foreign currency exchange rate risk or commodity price risk.  We did not enter into any market rate sensitive instruments for trading purposes nor did we engage in any trading or hedging transactions utilizing derivative financial instruments during 2019. Our real estate loan portfolio, concentrated largely in northern New Jersey, is subject to risks associated with the local and regional economies.  Our primary source of market risk exposure arises from changes in market interest rates (“interest rate risk”).

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

The following table sets forth our interest rate risk profile at December 31, 2019 and 2018. The interest rate sensitivity of our assets and liabilities and the impact on net interest income illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumptions.

	Net Portfolio Value(2)			Net interest Income
		Estimated Increase		Estimated	Estimated Increase
(Dollars in thousands)	Estimated	(Decrease)		Net Interest	(Decrease)
Change in Interest Rates (basis points)	NPV(1)	Amount	Percent	Income (3)	Amount	Percent
December 31, 2019
+200bp	$207,494	$(22,497)	(9.8)%	$62,073	$(463)	(0.7)%
0bp	$229,991	—	—	$62,536	—	—
-100bp	$226,589	$(3,402)	(1.50)%	$60,948	$(1,588)	(2.5)%
December 31, 2018
+200bp	$177,661	$(37,371)	(17.4)%	$56,056	$(5,741)	(9.3)%
0bp	$215,032	—	—	$61,797	—	—
-100bp	$221,122	$6,090	(2.8)%	$62,841	$1,044	1.7%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes thereto may be found beginning on page F‑1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13A‑15 (f) and 15d‑15 (f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors as to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2019, our internal control over financial reporting is operating as designed and is effective based on the COSO criteria.

Our independent registered public accounting firm, BDO USA, LLP, that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019. The report can be found on F‑2.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) under the following captions is incorporated herein by reference: “Proposal 1‑ Election of Directors,” “Information About Our Board of Directors,”  “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Corporate Governance Guidelines,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance - Committees of the Board of Directors – Audit Committee.”

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
2.1

Agreement and Plan of Merger, dated as of April 10, 2017, by and between the Company, the Bank and Community Bank of Bergen County, NJ (incorporated by reference to Exhibit 2.1 to the Currency Report on Form 8‑K filed with the SEC on April 11, 2017).

2.2

Agreement and Plan of Merger, dated June 19, 2018, by and between the Company, the Bank and Enterprise Bank N.J. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed with the SEC on June 20, 2018).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10‑Q filed with the SEC on August 15, 2011).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed with the SEC on May 4, 2018).
3.3	Second Amended to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Currency Report on Form 8‑K filed with the SEC on May 4, 2018).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S‑1 filed with the SEC on June 3, 2013).
4.2	Form of Subordinated Note Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed with the SEC on December 22, 2016).
4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S‑3 filed with the SEC on May 31, 2017).
4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S‑3 filed with the SEC on May 31, 2017).
4.5	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.
10.1*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S‑8 filed with the SEC on May 28, 2014).
10.2*	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S‑8 filed with the SEC on May 28, 2014).
10.3*	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S‑8 filed with the SEC on May 28, 2014).
10.4*	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑8 filed with the SEC on May 28, 2014).
10.5*	Amended and Restated Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K filed with the SEC on December 19, 2008).
10.6*	Amended and Restated Executive Incentive and Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed with the SEC on January 26, 2010).
10.7*	SB One Bancorp 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
10.8*	Form of Restricted Stock Agreement under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
10.9*	Form of Incentive Stock Option Agreement under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Currency Report on Form 8-K filed with the SEC on April 30, 2019).
10.10*	Form of Nonqualified Stock Option Agreement under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 30, 2019).
10.11*

Employment Agreement by and between the Company, SB One Bank and George Lista, dated January 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2020).

10.12*

Employment Agreement by and between the Company, the Bank and Anthony Labozzetta, dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the SEC on January 26, 2010).

10.13*

Supplemental Executive Retirement Agreement by and between the Company and Anthony J. Labozzetta, dated July 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the SEC on July 26, 2011).

10.14*

Employment Agreement, dated March 27, 2019, by and between the Company, SB One Bank and Adriano Duarte (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2019).

10.15*

Employment Agreement, dated April 10, 2017, by and between the Company, the Bank and Peter A. Michelotti (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed with the SEC on April 11, 2017).

10.16*

Employment Agreement, dated June 19, 2018, by and between the Company, the Bank and Donald J. Haake (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the SEC on March 18, 2019).

10.17*	Employment Agreement, dated September 13, 2010, by and between the Bank and Vito Giannola.
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ITEM 16.    FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB ONE BANCORP

/s/ Anthony Labozzetta
Anthony Labozzetta
President and Chief Executive Officer
Dated: March 10, 2020

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Anthony Labozzetta and Adriano M. Duarte, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2020.

Name	Title

/s/ Anthony Labozzetta	President and Chief Executive Officer (Principal Executive Officer)
Anthony Labozzetta

/s/ Adriano M. Duarte	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)
Adriano M. Duarte

/s/ Peter A. Michelotti	Chief Operating Officer and Senior Executive Vice President (Principal Operating Officer)
Peter A. Michelotti

/s/ Richard Branca	Director
Richard Branca

/s/ Salvatore A. Davino	Director
Salvatore A. Davino

/s/ Gail Gordon	Director
Gail Gordon

/s/ Mark J. Hontz	Director
Mark J. Hontz

/s/ Edward J. Leppert	Director
Edward J. Leppert

/s/ Walter Loeffler	Director
Walter Loeffler

/s/ Michael F. Lombardi	Director
Michael F. Lombardi

/s/ Michael McBride	Director
Michael McBride

/s/ Robert McNerney	Director
Robert McNerney

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

SB One Bancorp

Paramus, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SB One Bancorp (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2020, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

New York,  New York

March 10, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

SB One Bancorp

Paramus, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited SB One Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of SB One Bancorp and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes, and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, New York

March 10, 2020

SB ONE BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$9,525	$11,768
Interest-bearing deposits with other banks	34,161	14,910
Cash and cash equivalents	43,686	26,678
Interest bearing time deposits with other banks	200	200
Securities available for sale, at fair value	212,181	182,139
Securities held to maturity, at amortized cost (fair value of $4,083 and $4,151 at December 31, 2019 and December 31, 2018, respectively)	4,012	4,078
Other Bank Stock, at cost	12,498	11,764
Loans receivable, net of unearned income	1,628,846	1,474,775
Less: allowance for loan losses	10,267	8,775
Net loans receivable	1,618,579	1,466,000
Foreclosed real estate	3,793	4,149
Premises and equipment, net	19,080	19,215
Right-of-use assets, net	4,644	—
Accrued interest receivable	6,175	6,546
Goodwill and intangibles	29,039	29,446
Bank-owned life insurance	37,209	35,778
Other assets	10,561	9,710
Total Assets	$2,001,657	$1,795,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$258,311	$259,807
Interest bearing	1,266,730	1,094,132
Total deposits	1,525,041	1,353,939
Short-term borrowings	193,000	175,295
Long-term borrowings	40,114	44,611
Lease liability	4,727	—
Accrued interest payable and other liabilities	11,677	8,555
Subordinated debentures	27,869	27,859
Total Liabilities	1,802,428	1,610,259
Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 15,000,000 shares authorized; 9,589,201 and 9,532,943 shares issued and 9,357,994 and 9,532,943 shares outstanding at December 31, 2019 and December 31, 2018, respectively	151,165	150,419
Treasury stock, at cost; 231,207 shares at December 31, 2019	(5,132)	—
Deferred compensation obligation under Rabbi Trust	1,852	1,647
Retained earnings	54,706	35,192
Accumulated other comprehensive (loss)	(1,510)	(167)
Stock held by Rabbi Trust	(1,852)	(1,647)
Total Stockholders' Equity	199,229	185,444
Total Liabilities and Stockholders' Equity	$2,001,657	$1,795,703

See Notes to Consolidated Financial Statements

SB ONE BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands except per share data)	2019	2018
INTEREST INCOME
Loans receivable, including fees	$75,537	$51,359
Securities:
Taxable	5,466	3,507
Tax-exempt	1,048	1,744
Interest bearing deposits	258	99
Total Interest Income	82,309	56,709
INTEREST EXPENSE
Deposits	17,595	8,078
Borrowings	4,388	3,288
Subordinated debentures	1,266	1,263
Total Interest Expense	23,249	12,629
Net Interest Income	59,060	44,080
PROVISION FOR LOAN LOSSES	2,531	1,437
Net Interest Income after Provision for Loan Losses	56,529	42,643
NON -INTERST INCOME
Service fees on deposit accounts	1,403	1,290
ATM and debit card fees	1,075	983
Bank-owned life insurance	931	761
Insurance commissions and fees	8,017	6,640
Investment brokerage fees	134	104
Net gain on sales of securities	2,055	36
Net (loss) gain on disposal of premises and equipment	(334)	9
Other	1,064	926
Total Non-Interest Income	14,345	10,749
NON-INTEREST EXPENSES
Salaries and employee benefits	24,934	20,710
Occupancy, net	3,383	2,776
Data processing	3,992	3,351
Furniture and equipment	1,345	1,194
Advertising and promotion	545	587
Professional fees	1,687	1,412
Director fees	637	550
FDIC assessment	706	529
Insurance	126	210
Stationary and supplies	331	285
Merger-related expenses	—	5,804
Loan collection costs	276	255
Net expenses and write-downs related to foreclosed real estate	286	324
Amortization of intangible assets	406	247
Other	2,581	2,176
Total Non-Interest Expenses	41,235	40,410
Income before Income Taxes	29,639	12,982
EXPENSE FOR INCOME TAXES	7,096	3,059
Net Income	22,543	9,923
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities arising during the period	4,614	(1,966)
Fair value adjustments on derivatives	(4,538)	(116)
Fair value adjustments on retirement benefits	—	11
Reclassification adjustment for net (gain) on securities transactions included in net income	(2,055)	(36)
Income tax related to items of other comprehensive income	636	553
Other comprehensive (loss), net of income taxes	(1,343)	(1,554)
Comprehensive income	$21,200	$8,369
EARNINGS PER SHARE
Basic	$2.41	$1.26
Diluted	$2.40	$1.25

See Notes to Consolidated Financial Statements

SB ONE BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

			Deferred		Accumulated	Stock
	Number of		Compensation		Other	Held by		Total
	Shares	Common	Obligation Under	Retained	Comprehensive	Rabbi	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Rabbi Trust	Earnings	Income	Trust	Stock	Equity
Balance December 31, 2017	6,040,564	$65,274	$1,399	$27,532	$1,387	$(1,399)	$—	$94,193
Net income	—	—	—	9,923	—	—	—	9,923
Other comprehensive loss	—	—	—	—	(1,554)	—	—	(1,554)
Shares issued in mergers	3,446,482	84,329	—	—	—	—	—	84,329
Funding of Supplemental Director Retirement Plan	—	—	248	—	—	(248)	—	—
Restricted stock granted	50,045	—	—	—	—	—	—	—
Restricted stock forfeited	(4,148)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	816	—	—	—	—	—	816
Dividends declared on common stock ($0.285 per share)	—	—	—	(2,263)	—	—	—	(2,263)
Balance December 31, 2018	9,532,943	$150,419	$1,647	$35,192	$(167)	$(1,647)	$—	$185,444
Net income	—	—	—	22,543	—	—	—	22,543
Other comprehensive loss	—	—	—	—	(1,343)	—	—	(1,343)
Common Stock repurchased	(231,221)	—	—	—	—	—	(5,132)	(5,132)
Funding of Supplemental Director Retirement Plan	—	—	205	—	—	(205)	—	—
Options Exercised	14	(314)	—	—	—	—	—	(314)
Restricted stock granted	74,670	—	—	—	—	—	—	—
Restricted stock forfeited	(18,412)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	1,060	—	—	—	—	—	1,060
Dividends declared on common stock ($0.32 per share)	—	—	—	(3,029)	—	—	—	(3,029)
Balance December 31, 2019	9,357,994	$151,165	$1,852	$54,706	$(1,510)	$(1,852)	$(5,132)	$199,229

See Notes to Consolidated Financial Statements

SB ONE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$22,543	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,531	1,437
Depreciation and amortization	2,049	1,836
Net amortization of securities premiums and discounts	1,678	2,046
Amortization of subordinated debt issuance costs	10	11
Net realized (gain) on sale of securities	(2,055)	(36)
Net realized loss (gain) on disposal of premises and equipment	334	(9)
Net realized (gain) on sale of foreclosed real estate	(115)	(18)
Write-downs of and provisions for foreclosed real estate	156	218
Deferred income tax (benefit)	(562)	(446)
Earnings on bank-owned life insurance	(931)	(761)
Compensation expense for stock options and restricted stock grants	1,061	816
Decrease (increase) in assets:
Accrued interest receivable	371	(2,370)
Other assets	(4,944)	3,138
Increase in accrued interest payable and other liabilities	4,273	418
Net Cash Provided by Operating Activities	26,399	16,203
Cash Flows from Investing Activities
Net cash acquired in acquisition	—	15,846
Securities available for sale:
Purchases	(141,584)	(101,664)
Sales	103,285	82,725
Maturities, calls and principal repayments	11,220	9,659
Securities held to maturity:
Purchases	(1,490)	(1,279)
Maturities, calls and principal repayments	1,529	2,466
Net (increase) in loans	(156,717)	(161,240)
Proceeds from the sale of foreclosed real estate	1,922	836
Purchases of bank premises and equipment	(2,432)	(1,426)
Proceeds from the sale of premises and equipment	590	53
Purchases of bank owned life insurance	(500)	(5,000)
Net (increase) in other bank stock	(734)	(3,304)
Net Cash Used in Investing Activities	(184,911)	(162,328)
Cash Flows from Financing Activities
Net increase in deposits	171,102	92,970
Net (decrease) in short-term borrowed funds	17,705	85,450
Proceeds from long-term borrowings	15,122	—
Repayment of long-term borrowings	(19,620)	(15,000)
Net proceeds from capital raise	—	—
Purchase of treasury stock	(5,446)	—
Dividends paid	(3,029)	(2,263)
Net Cash Provided by Financing Activities	175,834	161,157
Net increase in Cash and Cash Equivalents	17,322	15,032
Cash and Cash Equivalents - Beginning	26,678	11,646
Cash and Cash Equivalents - Ending	$44,000	$26,678
Supplementary Cash Flows Information
Interest paid	$23,263	$11,619
Income taxes paid	$2,606	$3,111
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,607	$348
Other real estate owned transferred from fixed assets	$—	$—
Acquisitions of Community and Enterprise:
Non-cash assets acquired:
Other bank stock	—	3,535
Securities available for sale	—	78,102
Loans	—	493,180
Foreclosed real estate	—	2,562
Premises and equipment	—	11,034
Interest receivable	—	1,704
Bank owned life insurance	—	7,963
Goodwill and intangibles assets	—	26,872
Other assets	—	4,841
Total non-cash assets acquired	—	629,793
Liabilities assumed:
Deposits	—	(498,478)
Borrowings	—	(59,106)
Other liabilities	—	(3,726)
Total liabilities assumed	—	(561,310)
Common stock issued for acquisitions	—	(84,329)

See Notes to Consolidated Financial Statements

1
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

Organization and Nature of Operations

The Company’s business is conducted principally through the Bank. The Bank is a New Jersey state chartered bank and provides full banking services. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers at its seven branches located in Sussex County, New Jersey, two branches in Essex County, New Jersey, one branch in Warren County, New Jersey, one branch in Bergen County, New Jersey, one branch in Middlesex County, New Jersey, one branch in Union County, New Jersey, and  one in Queens County, New York. As a state bank, the Bank is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board. SCB Investment Company, Inc., Community Investing Company, Inc. and SCBNY Company, Inc. hold portions of the Bank’s investment portfolio. SB One Insurance provides insurance agency services mostly through the sale of property and casualty insurance policies. ClassicLake Enterprises, LLC, and PPD Holding Company, LLC, GFR Maywood LLC and 490 Boulevard Realty Corp. hold certain foreclosed properties. In 2018, the Company opened a corporate office in Rockaway, New Jersey, a regional office and corporate centers in Wantage, New Jersey and Rochelle Park, New Jersey. In 2019, the Company opened a corporate office in Paramus, New Jersey.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities

Securities are designated at the time of acquisition as available for sale or held to maturity. Securities that the Company will hold for indefinite periods of time and that might be sold in the future as part of efforts to manage interest rate risk or in response to changes in interest rates, changes in prepayment risk, changes in market conditions or changes in economic factors are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of related deferred tax effect. Securities that the Company has the positive intent and ability to hold to maturity are designated as held to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions and carried at amortized cost.

Purchase premiums and discounts are recognized in interest income using the level yield method over the earlier of call date or contractual terms of the securities. Gains and losses realized on sales of securities are determined on the specific identification method and are reported in non-interest income.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. The FHLB stock was carried at $12.1 million and  $11.4 million for the years ended December 31, 2019 and 2018, respectively.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan.

The loans receivable portfolio is segmented into commercial, residential and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and construction loans. Residential and consumer loans consist of the following classes: residential real estate, consumer and other loans.

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

PCI loans are loans acquired at a discount rate, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis.

Allowance for Loan Losses

The allowance for loan losses represents the amount, which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The adequacy of the allowance is determined by management’s evaluation of the loan portfolio based on factors such as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.

The allowance for loan losses is established through the provision for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price is lower than the carrying value for that loan. The general component covers all other loans and is based on historical loss factors adjusted for general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations and local/national economic trends.   The allowance contains reserves identified as unallocated. These reserves reflect management’s attempt to ensure

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We may obtain physical possession of real estate loans via foreclosure on an in-substance repossession. As of December 31, 2019, we held $3.8 million in foreclosed real estate properties as a result of obtaining physical possession. As of December 31, 2018, we held $4.1 million in foreclosed real estate properties as a result of obtaining physical possession.

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

Bank-owned Life Insurance (“BOLI”)

BOLI is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. BOLI involves purchasing life insurance by the Company on a chosen group of employees in order to fund certain employee and director benefits. The Company is the owner and beneficiary of the policies. Increases in the carrying value are recorded as other income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $37.2 million at December 31, 2019 and $35.8 million at December 31, 2018.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At December 31, 2019 and 2018, the Company has recorded goodwill totaling $27.3 million and $27.3 million, respectively, consisting of $22.3 million from the acquisition of Community in 2018, $2.2 million from the acquisition of Enterprise in 2018,  $2.3 million from the acquisition of an insurance agency in 2001 and $486 thousand from the acquisition of a bank branch in 2006. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Company periodically assesses whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired. The estimated fair value of each reporting segment exceeded its book value; therefore, no write-down of goodwill was required. Goodwill related to acquisitions is not deductible for tax purposes.

The balance of other intangible assets at December 31, 2019 totaled $1.7 million representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisitions of Community in January 2018 and Enterprise in December 2018. The Company reported $2.1 million in intangible assets at December 31, 2018. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, the Company has evaluated its tax positions as of December 31, 2019. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2019 the Company had no material unrecognized tax benefits or accrued interest or penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiaries file a consolidated federal income tax return as well as income tax returns in the States of New Jersey, New York and Pennsylvania. The Company’s federal and state income tax returns subsequent to 2016 remain subject to examination by respective tax authorities.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values. Should the cash flow hedge become ineffective, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings. The effective portion of the change in fair value is initially recorded as a component of other comprehensive income net of deferred tax.

Derivative effectiveness and ineffectiveness will be assessed and measured at the date of designation (inception), each reporting date, and ongoing ensure that ongoing high effectiveness is expected by regression analysis of the periodic change in fair value of the hedging instrument and the periodic change in fair value of the hypothetical derivative.

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

Earnings per Share

Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The weighted-average common shares outstanding include the weighted-average number of shares of common stock outstanding and the weighted average number of unvested shares of participating restricted stock. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to unexercised outstanding stock options. Potential common shares related to stock options are determined using the treasury stock method. Shares held by the Rabbi Trust are treated as treasury stock for purposes of basic and diluted earnings per share calculations while the related share obligations are reflection in the denominator of the earnings per share calculations in accordance with the provisions of ASC 260‑10‑45.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition of SB One Insurance Agency

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, based on our best estimate of earned amounts and other pertinent factors.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which amends certain aspects of FASB's leasing standard, ASU 2016-02.1 ASU 2019-01 is the result of a proposed ASU issued in December 2018. The ASU addresses the following issues:

"	Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers.
"	Statement of cash flows presentation for sales-type and direct financing leases by lessors within the scope of ASC 942.3
"	Clarification of interim disclosure requirements during transition.

ASU 2019-01 will be effective for public business entities for fiscal years ending after December 15, 2019. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for- sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May 2019, FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief, ASU 2019-05 allows the Company to

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are SEC filers and considered smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected not to adopt ASU 2016-13 early. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements. The Company has determined that a third-party vendor will assist with model development, data governance and operational controls to support the adoption of this ASU. Model implementation, including development and validation, began in the second quarter of 2019, as did the establishment of the control activities required to support the models.

In January 2017, FASB issued ASU 2017‑04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements and expects no significant impact on its results.

In March 2017, FASB issued ASU 2017‑08, Premium Amortization on Purchased Callable Debt Securities (Subtopic 310‑20). The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. The ASU does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company’s adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In August 2017, FASB issued ASU 2017‑12 Derivatives and Hedging (Topic 815). The objective of the ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make improvements to simplify the application of hedge accounting guidance in current GAAP. The amendments in the ASU will, among other things, 1) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risks; 2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; 3) modify disclosures to include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges; and 4) eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. These changes will more closely align the results of cash flow and fair value hedge accounting with risk management activities and the presentation of hedge results in the financial statements. ASU

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017‑12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update with all transition requirements and elections being applied to hedging relationships existing on the date of adoption. The Company’s adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: a) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) The policy for timing of transfers between levels, c) The valuation process for Level 3 fair value measurements, c) For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a) In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; c) Clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018‑13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, FASB issued ASU 2018‑14, Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715‑20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018‑14 and modify the disclosure requirements under ASC 715‑201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: a) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;  b) the amount and timing of plan assets expected to be returned to the employer;  c) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law;  d) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; and  e) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets. f) For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: a) The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates. b) An explanation of the reasons for significant gains and

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: a) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs more than plan assets; and  b) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018‑14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018‑16: “Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendment permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018‑16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017‑12. The amendments in this update should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company’s adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS

On January 4, 2018 the Company announced the successful closing of the merger with Community Bank of Bergen County, NJ, a New Jersey-chartered bank (“Community”) in an all-stock transaction (the “Community Merger”). The Community Merger enhanced and expanded SB One Bank’s presence in Bergen County, New Jersey with the addition of 3 full service branch locations in that county, which complements SB One Bank’s existing location in Oradell, New Jersey. Under the terms of the agreement, Community merged with and into SB One Bank, with SB One Bank being the surviving entity and each outstanding share of Community common stock was exchanged for 0.97 shares of the Company’s common stock. The Company issued 1,873,028 shares of its common stock, having an aggregate fair value of $51.9 million in the Community Merger and paid approximately $2 thousand in cash for fractional shares. Outstanding Community stock options were paid out in cash by the Company for a total payment of $140 thousand. Expenses related to the Community merger totaled $0.0 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively.

On December 21, 2018, the Company announced the successful completion of the merger with Enterprise Bank N.J. (“Enterprise”) in an all-stock transaction (the "Enterprise Merger"). The Enterprise Merger is expected to enhance and expand the Company’s presence in Union, Middlesex and Essex Counties, New Jersey with the addition of 4 full service branch locations in those counties. Pursuant to the terms of the merger agreement, Enterprise merged with and into SB One Bank and each outstanding share of Enterprise common stock was exchanged for 0.4538 shares of the Company’s common stock. The Company issued 1,573,454 shares of its common stock, having an aggregate fair value of $32.4 million and paid approximately $1 thousand in cash for fractional shares. Outstanding Enterprise stock options were paid out in cash by the Company for a total payment of $1.6 million. Expenses related to the Enterprise merger totaled $0.0 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.

Community

The Community acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimate using information available at the date of the acquisition, including the use of a third party

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation specialist. The following table summarized the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Community.

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

Loans

Loans acquired in the Community acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Community were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. The fair value of the acquired loans receivable had a gross amortized cost basis of  $242.5 million. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

310‑30 and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan on a level yield amortization over 3.5 years.

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

The following is a summary of the loans accounted for in accordance with ASC 310‑30 that were acquired in the Community acquisition as of the closing date.

Acquired Credit
(Dollars in thousands)	Impaired Loans
Contractually required principal and interest at acquisition	$6,289
Contractual cash flows not expected to be collected (non-accretable difference)	1,819
Expected cash flows at acquisition	4,470
Interest component of expected cash flows (accretable difference)	846
Fair value of acquired loans	$3,624

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bank Owned Life Insurance

Community’s bank-owned life insurance book value was $8.0 million with no fair value adjustment.

Borrowings

The Company acquired borrowings at Community’s carrying value of $12.0 million with no fair value adjustment. The remaining maturity of Community’s borrowings was less than thirty days at a weighted average cost of funds equivalent to the current market rate for the similar term borrowing type.

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

	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2018	December 31, 2017
Total revenues (net interest income plus non-interest income)	$54,941	$47,280
Net Income	9,935	6,257
Basic and diluted earnings per share applicable to common stockholders	$1.25	$0.79

Following the closing of the Community Merger on January 4, 2018, the Company reported the results of the combined Company. The Company cannot disaggregate the additional revenue and income before extraordinary items provided by Community since the Company operates as one consolidated entity on its internal systems. The cumulative effect to the Company’s net income and net income per share are reported on a consolidated basis for the period ended December 31, 2018.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise

The Enterprise acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimate using information available at the date of the acquisition, including the use of a third party valuation specialist. The following table summarized the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Enterprise.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $1.0 million is being amortized into income on a level yield amortization method over the contractual life of the deposits of 11.4 months and a weighted average life of 11.4 months.

Borrowings

The Company acquired borrowings at Enterprise’s carrying value of $47.3 million at a weighted average rate of 2.23% with a fair value adjustment of $149 thousand. The fair value of borrowings represents the present value of the borrowings expected contracted payments discounted by market rates for similar borrowings. Market rates were obtained from the FHLB of New York as of December 21, 2018.

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

	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2018	December 31, 2017
Total revenues (net interest income plus non-interest income)	$64,827	$46,175
Net Income	12,496	7,283
Basic and diluted earnings per share applicable to common stockholders	$1.80	$0.84

The merger transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Management has finalized the accounting in connection with the merger and has assessed the fair value of loans, other assets and other liabilities which can result in an adjustment to the Company’s goodwill and deferred tax asset.

Following the closing of the Enterprise Merger on December 21, 2018, the Company reported the results of the combined Company. The Company cannot disaggregate the additional revenue and income before extraordinary items provided by Enterprise since the Company operates as one consolidated entity on its internal systems. The cumulative effect to the Company’s net income and net income per share are reported on a consolidated basis for the period ended December 31, 2018.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SEGMENT REPORTING

Segment information for 2019 and 2018 is as follows:

	Year Ended
	December 31, 2019
	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total
Year Ended December 31, 2019:
Net interest income from external sources	$59,060	$—	$59,060
Other income from external sources	6,129	8,216	14,345
Depreciation and amortization	2,003	46	2,049
Income before income taxes	27,358	2,281	29,639
Income tax expense (1)	6,184	912	7,096
Total assets	1,995,973	5,684	2,001,657

	December 31, 2018
	Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total
Year Ended December 31, 2018:
Net interest income from external sources	$44,080	$—	$44,080
Other income from external sources	3,975	6,774	10,749
Depreciation and amortization	1,809	27	1,836
Income before income taxes	10,987	1,995	12,982
Income tax expense (1)	2,261	798	3,059
Total assets	1,790,851	4,852	1,795,703

(1)	Insurance Services calculated at statutory tax rate of 28.1%

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the fair value of the Company’s financial assets and liabilities measured on a recurring basis by the above pricing observability levels as of December 31, 2019 and 2018:

		Quoted Prices
		in
		Active	Significant
		Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
December 31, 2019
U.S. government agencies	$8,679	$—	$8,679	$—
U.S. government-sponsored enterprises	53,249	—	53,249	—
State and political subdivisions	32,214	—	32,214	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	82,469	—	82,469	—
Private mortgage-backed securities	22,445	—	19,873	2,572
Corporate debt	13,125	—	12,096	1,029
Derivative instruments
Interest rate swaps
Assets	688	—	688	—
Liabilities	3,890	—	3,890	—

December 31, 2018
U.S. government agencies	$24,794	$—	$24,794	$—
U.S. government-sponsored enterprises	20,362	—	20,362	—
State and political subdivisions	60,362	—	60,362	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	73,613	—	73,613	—
Corporate debt	3,008	—	3,008	—
Derivative instruments
Interest rate swaps
Assets	2,114	—	2,114	—
Liabilities	779	—	779	—

The Company’s available for sale securities portfolio contains investments which are all rated within the Company’s investment policy guidelines; and upon review of the entire portfolio, all securities are marketable and have observable pricing inputs.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

		Quoted Prices
		in
		Active	Significant
		Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
December 31, 2019
Impaired loans	$1,630	$—	$—	$1,630
Foreclosed real estate	2,183	—	—	2,183

December 31, 2018
Impaired loans	$1,785	$—	$—	$1,785
Foreclosed real estate	730	—	—	730

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)
December 31, 2019
Impaired loans	$1,630	Appraisal of	Appraisal	0% to -72.0%
		collateral	adjustments (1)	(-3.6%)

Foreclosed real estate	2,183	Appraisal of collateral	Selling expenses (1)	-7.0%
				(-7.0%)
December 31, 2018
Impaired loans	$1,785	Appraisal of	Appraisal	0% to 100.0%
		collateral	adjustments (1)	(-7.8%)

Foreclosed real estate	730	Appraisal of collateral	Selling expenses (1)	-7.0%
				(-7.0% )

(1)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses. The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments presented below at December 31, 2019 and 2018:

Securities: The fair value of securities, available for sale (carried at fair value) and securities held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives (Carried at Fair Value): The fair value of the Company’s derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

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

The fair values of the Company’s financial instruments at December 31, 2019 and 2018 were as follows:

			Quoted Prices
			in Active	Significant
			Markets	Other	Significant
	December 31, 2019		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$43,686	$43,686	$43,686	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	212,181	212,181	—	208,580	3,601
Securities held to maturity	4,012	4,083	—	2,593	1,490
Other bank stock	12,498	12,498	—	12,498	—
Loans receivable, net of allowance	1,618,579	1,605,295	—	—	1,605,295
Accrued interest receivable	6,175	6,175	—	6,175	—
Interest rate swaps	688	688	—	688	—

Financial liabilities:
Non-maturity deposits	971,653	971,653	—	971,653	—
Time deposits	553,388	551,886	—	551,886	—
Short-term borrowings	193,000	193,081	193,081	—	—
Long-term borrowings	40,114	40,228	—	40,228	—
Subordinated debentures	27,869	26,930	—	26,930	—
Accrued interest payable	1,466	1,466	—	1,466	—
Interest rate swaps	3,890	3,890	—	3,890	—

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices
			in Active	Significant
			Markets	Other	Significant
	December 31, 2018		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$26,678	$26,678	$26,678	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	182,139	182,139	—	182,139	—
Securities held to maturity	4,078	4,152	—	4,152	—
Other bank stock	11,764	11,764	—	11,764	—
Loans receivable, net of allowance	1,466,000	1,428,094	—	—	1,428,094
Accrued interest receivable	6,546	6,546	—	6,546	—
Interest rate swaps	2,114	2,114	—	2,114	—
Financial liabilities:
Non-maturity deposits	965,065	965,065	—	965,065	—
Time deposits	388,874	383,264	—	383,264	—
Short-term borrowings	175,295	175,366	175,366	—	—
Long-term borrowings	44,611	44,365	—	44,365	—
Subordinated debentures	27,859	26,840	—	26,840	—
Accrued interest payable	1,480	1,480	—	1,480	—
Interest rate swaps	779	779	—	779	—

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale as of December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2019
U.S. government agencies	$8,758	$5	$(84)	$8,679
U.S. government-sponsored enterprises	54,338	—	(1,089)	53,249
State and political subdivisions	31,501	938	(225)	32,214
Mortgage-backed securities -
U.S. government-sponsored enterprises	81,449	1,198	(178)	82,469
Private mortgage-backed securities	22,110	368	(33)	22,445
Corporate Debt	13,019	113	(7)	13,125
	$211,175	$2,622	$(1,616)	$212,181
December 31, 2018
U.S. government agencies	$25,161	$4	$(371)	$24,794
U.S. government-sponsored enterprises	20,404	38	(80)	20,362
State and political subdivisions	60,457	445	(540)	60,362
Mortgage-backed securities -
U.S. government-sponsored enterprises	74,670	100	(1,157)	73,613
Corporate Debt	3,000	8	—	3,008
	$183,692	$595	$(2,148)	$182,139

Securities with a carrying value of approximately $4.3 million and $2.5 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities available for sale at December 31, 2019 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments which pay principal on a periodic basis are not included in the maturity categories.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	12,932	13,167
Due after ten years	31,588	32,172
Total bonds and obligations	44,520	45,339
U.S. government agencies	8,758	8,679
U.S. government-sponsored enterprises	54,338	53,249
Mortgage-backed securities:
U.S. government-sponsored enterprises	81,449	82,469
Private mortgage-backed securities (1)	22,110	22,445
Total available for sale securities	$211,175	$212,181

(1) Private mortgage-backed securities are non-industry specific

Gross gains on sales of securities available for sale were $2.1 million and $46 thousand and gross losses were $393 thousand and $10 thousand for the years ended December 31, 2019 and 2018, respectively.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Securities

The following table shows our investments’ gross unrealized losses and fair values with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. government agencies	$—	$—	$5,966	$(84)	$5,966	$(84)
U.S. government-sponsored enterprises	44,110	(770)	9,139	(319)	53,249	(1,089)
State and political subdivisions	17,421	(225)	—	—	17,421	(225)
Mortgage-backed securities -
U.S. government-sponsored enterprises	17,205	(113)	4,973	(65)	22,178	(178)
Private mortgage-backed securities	6,973	(33)	—	—	6,973	(33)
Corporate Debt	2,142	(7)	—	—	2,142	(7)
Total temporarily impaired securities	$87,851	$(1,148)	$20,078	$(468)	$107,929	$(1,616)
December 31, 2018
U.S. government agencies	$18,998	$(316)	$2,593	$(55)	$21,591	$(371)
U.S. government-sponsored enterprises	10,348	(80)	—	—	10,348	(80)
State and political subdivisions	17,164	(204)	18,785	(336)	35,949	(540)
Mortgage-backed securities -
U.S. government-sponsored enterprises	30,547	(271)	28,773	(886)	59,320	(1,157)
Total temporarily impaired securities	$77,057	$(871)	$50,151	$(1,277)	$127,208	$(2,148)

As of December 31, 2019, we reviewed our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security (including but not limited to those whose fair value is less than their amortized cost basis), a review is conducted to determine if an other-than-temporary impairment has occurred.

U.S. Government Agencies

At December 31, 2019 and 2018, the decline in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality. At December 31, 2019, there were six securities with a fair value of $6.0 million that had an unrealized loss that amounted to $84 thousand. As of December 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of the U.S. government agency securities at December 31, 2019, were deemed to be other-than-temporarily impaired.

At December 31, 2018, there were eighteen securities with a fair value of $21.6 million that had an unrealized loss that amounted to $371 thousand.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Government Sponsored Agencies

At December 31, 2019, the decline in fair value and the unrealized losses for our U.S. government sponsored agencies securities were primarily due to changes in spreads and market conditions and not credit quality. At December 31, 2019, there were 26 securities with a fair value of $53.2 million that had an unrealized loss that amounted to $1.1 million. As of December 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of the U.S. government sponsored agency securities at December 31, 2019, were deemed to be other-than-temporarily impaired.

At December 31, 2018, there were six securities with a fair value of $10.3 million that had an unrealized loss that amounted to $80 thousand.

State and Political Subdivisions

At December 31, 2019 and 2018, the decline in fair value and the unrealized losses for our state and political subdivisions securities were caused by changes in interest rates and spreads and were not the result of credit quality. At December 31, 2019, there were fourteen securities with a fair value of $17.4 million that had an unrealized loss that amounted to $225 thousand. These securities typically have maturity dates greater than 10 years and the fair values are more sensitive to changes in market interest rates. As of December 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our state and political subdivision securities at December 31, 2019, were deemed to be other-than-temporarily-impaired.

At December 31, 2018, there were 34 securities with a fair value of $35.9 million that had an unrealized loss of $540 thousand.

Mortgage-Backed Securities – U.S. government-sponsored enterprises

At December 31, 2019 and 2018, the decline in fair value and the unrealized losses for our mortgaged-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality. At December 31, 2019, there were 13 securities with a fair value of $22.2 million that had an unrealized loss of $178 thousand. As of December 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our mortgage-backed securities at December 31, 2019, were deemed to be other-than-temporarily impaired.

At December 31, 2018, there were 38 securities with a fair value of $59.3 million that had an unrealized loss of $1.2 million.

Mortgage-Backed Securities – Private mortgage-backed securities

At December 31, 2019, the decline in fair value and the unrealized losses for our private mortgaged-backed securities were primarily due to changes in spreads and market conditions and not credit quality. At December 31, 2019, there were three securities with a fair value of $7.0 million that had an unrealized loss of $33 thousand. As of December 31, 2019, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Therefore, none of our mortgage-backed securities at December 31, 2019, were deemed to be other-than-temporarily impaired.

There were no Mortgage-Backed Securities – Private mortgage-backed securities as of December 31, 2018.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate Debt

At December 31, 2019, there was one security with a fair value of $2.1 million that had an unrealized loss of $7 thousand.  These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates.  As of December 31, 2019, we did not intend to sell and it was more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our corporate debt securities at December 31, 2019, were deemed to be OTTI.

At December 31, 2018, there were no securities with an unrealized loss.

Held to Maturity Securities

The amortized cost and fair value of securities held to maturity as of December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2019
State and political subdivisions	$4,012	$71	$—	$4,083
December 31, 2018
State and political subdivisions	$4,078	$74	$—	$4,152

During the twelve months ended December 31, 2019 and 2018, the Company did not sell any securities out of its held to maturity portfolio.

The amortized cost and fair value of securities held to maturity at December 31, 2019 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$1,490	$1,490
Due after one year through five years	1,505	1,537
Due after five years through ten years	1,017	1,056
Due after ten years	—	—
Total held to maturity securities	$4,012	$4,083

Temporarily Impaired Securities

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of December 31, 2019, there were no securities that had an unrealized loss. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near- term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security. The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other- than-temporary impairment has occurred.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, there were no held to maturity securities with an unrealized loss.

NOTE 6 – LOANS

The composition of net loans receivable at December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$124,937	$81,709
Construction	125,291	142,321
Commercial real estate	995,220	878,449
Residential real estate	382,567	370,955
Consumer and other	2,097	2,393
Total loans receivable	1,630,112	1,475,827
Unearned net loan origination fees	(1,266)	(1,052)
Allowance for loan losses	(10,267)	(8,775)
Net loans receivable	$1,618,579	$1,466,000

Mortgage loans serviced for others are not included in the accompanying balance sheets. The total amount of loans serviced for the benefit of others was approximately $218 thousand and $229 thousand at December 31, 2019 and 2018, respectively. Mortgage servicing rights were immaterial at December 31, 2019 and 2018.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $2.5 million at December 31, 2019, which was $1.1 million less than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310‑30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

	Year ended	Year ended
(Dollars in thousands)	December 31, 2019	December 31, 2018
Accretable yield, beginning balance	$539	$—
Acquisition of impaired loans	—	846
Accretable yield amortized to interest income	(314)	(307)
Reclassification from non-accretable difference	—	—
Accretable yield, ending balance	$225	$539

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the years ended December 31, 2019 and 2018:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
Year Ended :
December 31, 2019
Beginning balance	$603	$663	$5,575	$1,371	$23	$540	$8,775
Charge-offs	(198)	—	(473)	(499)	(76)	—	(1,246)
Recoveries	3	—	124	71	9	—	207
Provision	767	(126)	1,491	395	53	(49)	2,531
Ending balance	$1,175	$537	$6,717	$1,338	$9	$491	$10,267
December 31, 2018
Beginning balance	$208	$336	$5,185	$1,032	$26	$548	$7,335
Charge-offs	(11)	—	(26)	(22)	(69)	—	(128)
Recoveries	3	—	17	91	20	—	131
Provision	403	327	399	270	46	(8)	1,437
Ending balance	$603	$663	$5,575	$1,371	$23	$540	$8,775

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance of loan losses at December 31, 2019 and 2018 disaggregated on the basis of our impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of our impairment methodology:

	Allowance for Loan Losses			Loans Receivable
			Balance
		Balance	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment (a)	Impairment
December 31, 2019
Commercial and industrial	$1,175	$353	$822	$124,937	$835	$124,102
Construction	537	—	537	125,291	250	125,041
Commercial real estate	6,717	296	6,421	995,220	7,176	988,044
Residential real estate	1,338	67	1,271	382,567	6,002	376,565
Consumer and other loans	9	—	9	2,097	—	2,097
Unallocated	491	—	—	—	—	—
Total	$10,267	$716	$9,060	$1,630,112	$14,263	$1,615,849
December 31, 2018
Commercial and industrial	$603	$152	$451	$81,709	$372	$81,337
Construction	663	—	663	142,321	—	142,321
Commercial real estate	5,575	274	5,301	878,449	15,760	862,689
Residential real estate	1,371	89	1,282	370,955	4,572	366,383
Consumer and other loans	23	—	23	2,393	—	2,393
Unallocated	540	—	—	—	—	—
Total	$8,775	$515	$7,720	$1,475,827	$20,704	$1,455,123

An age analysis of loans receivable which were past due as of December 31, 2019 and 2018 is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing
December 31, 2019
Commercial and industrial	$300	$5	$701	$1,006	$123,931	$124,937	$—
Construction	—	—	—	—	125,291	125,291	—
Commercial real estate	6,326	68	5,643	12,037	983,183	995,220	—
Residential real estate	563	520	5,070	6,153	376,414	382,567	—
Consumer and other	14	1	1	16	2,081	2,097	—
Total	$7,203	$594	$11,415	$19,212	$1,610,900	$1,630,112	$—
December 31, 2018
Commercial and industrial	$491	$—	$372	$863	$80,846	$81,709	$—
Construction	—	582	—	582	141,739	142,321	—
Commercial real estate	2,282	—	15,760	18,042	860,407	878,449	—
Residential real estate	393	35	4,572	5,000	365,955	370,955	—
Consumer and other	4	1	—	5	2,388	2,393	—
Total	$3,170	$618	$20,704	$24,492	$1,451,335	$1,475,827	$—

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	includes loans greater than 90 days past due and still accruing and non-accrual loans. At both December 31, 2019 and 2018, there were no loans 90 days past due and still accruing.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at December 31, 2019 and 2018 were:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$701	$372
Construction	—	—
Commercial real estate	5,643	15,760
Residential real estate	5,070	4,572
Consumer and other	1	—
Total	$11,415	$20,704

Loans are made to individuals as well as commercial entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Company. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company’s different loan segments follows:

Commercial Loans: Commercial credit is extended primarily to middle market and small business customers. Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Underwriting of commercial loans is based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the Company’s corporate credit risk profile by creditworthiness category as of December 31, 2019 and 2018:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$124,102	$—	$835	$—	$124,937
Construction	122,689	2,352	250	—	125,291
Commercial real estate	982,480	5,520	7,220	—	995,220
	$1,229,271	$7,872	$8,305	$—	$1,245,448

December 31, 2018
Commercial and industrial	$80,977	$32	$700	$—	$81,709
Construction	141,871	—	450	—	142,321
Commercial real estate	855,180	3,908	19,361	—	878,449
	$1,078,028	$3,940	$20,511	$—	$1,102,479

	Residential Real	Consumer
(Dollars in thousands)	Estate	and other
December 31, 2019
Performing	$377,497	$2,096
Non-Performing	5,070	1
Total	$382,567	$2,097

December 31, 2018
Performing	$366,408	$2,393
Non-Performing	4,547	—
Total	$370,955	$2,393

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects information regarding the Company’s impaired loans as of December 31, 2019 and 2018 and for the years then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With no related allowance recorded:
Commercial and industrial	$345	$495	$—	$184	$8
Construction	250	250	—	250	—
Commercial real estate	6,632	5,790	—	10,474	170
Residential real estate	5,450	5,775	—	4,831	100
With an allowance recorded:
Commercial and industrial	490	491	353	406	7
Commercial real estate	544	498	296	947	10
Residential real estate	552	548	67	505	3
Consumer and other	—	—	—	—	—
Total:
Commercial and industrial	835	986	353	590	15
Construction	250	250	—	250	—
Commercial real estate	7,176	6,288	296	11,421	180
Residential real estate	6,002	6,323	67	5,336	103
Consumer and other	—	—	—	—	—
	$14,263	$13,847	$716	$17,597	$298

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2018
With no related allowance recorded:
Commercial and industrial	$—	$10	$—	$4	$—
Construction	—	—	—	21	—
Commercial real estate	13,745	13,745	—	9,774	102
Residential real estate	2,790	2,790	—	3,082	48
With an allowance recorded:
Commercial and industrial	372	572	152	195	—
Commercial real estate	2,015	2,437	274	1,291	4
Residential real estate	1,782	2,329	89	714	—
Consumer and other	—	—	—	—	—
Total:
Commercial and industrial	372	582	152	199	—
Construction	—	—	—	21	—
Commercial real estate	15,760	16,182	274	11,065	106
Residential real estate	4,572	5,119	89	3,796	48
Consumer and other	—	—	—	—	—
	$20,704	$21,883	$515	$15,081	$154

The average recorded investment in impaired loans is calculated using the average of impaired loans over the past five quarter-end periods. The Company recognizes income on impaired loans by recording all payments as a reduction of principal on such loans.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, postponement or forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents the recorded investment in troubled debt restructured loans as of December 31, 2019 and 2018 based on payment performance status:

	Commercial	Commercial &	Residential
(Dollars in thousands)	Real Estate	Industrial	Real Estate	Total
December 31, 2019
Performing	$416	$131	$909	$1,456
Non-performing	395	35	638	1,068
Total	$811	$166	$1,547	$2,524
December 31, 2018
Performing	$431	$—	$475	$906
Non-performing	1,531	—	517	2,048
Total	$1,962	$—	$992	$2,954

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote. As of December 31, 2019, we have not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were four TDRs with an outstanding balance of $768 thousand that occurred during the year ended December 31, 2019. There was one TDR with an outstanding balance of $306 thousand that occurred during the year ended December 31, 2018. The following table summarizes TDRs that occurred during the years ended December 31, 2019 and 2018.

			Post-Modification
		Pre-Modification	Outstanding
		Outstanding Recorded	Recorded
(Dollars in thousands)	Number of Loans	Investment	Investment
December 31, 2019
Commercial & industrial	1	$135	$133
Residential real estate	3	636	635

Post-Modification
		Pre-Modification	Outstanding
		Outstanding Recorded	Recorded
(Dollars in thousands)	Number of Loans	Investment	Investment
December 31, 2018
Residential real estate	1	$514	$306

The TDRs described above did not require an allocation of the allowance for credit losses, nor were any charge-offs recorded subsequent to modification during the years ended December 31, 2019 and 2018.

There were no TDRs for which there were payment defaults within twelve months following the date of the restructuring for the year ended December 31, 2019.

There were no TDRs for which there was a payment default within twelve months following the date of the restructuring for the year ended December 31, 2018.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms. There were no charge-offs on defaulted TDRs during the years ended December 31, 2019 and 2018.

NOTE 8 – PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Land and land improvements	$3,184	$3,378
Building and building improvements	15,775	15,194
Leasehold improvements	2,925	3,351
Furniture, fixtures and equipment	9,575	8,382
Assets in progress	582	879
	32,041	31,184
Accumulated depreciation	(12,961)	(11,969)
Premises and equipment, net	$19,080	$19,215

During the years ended December 31, 2019 and 2018, depreciation expense totaled $1.6 million and $1.6 million, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $27.3 million at December 31, 2019 and 2018, respectively. The mergers with Community Bank, with total goodwill amounting to $22.3 million, and Enterprise, with total goodwill amounting to $2.2 million. Goodwill at December 31, 2019 and 2018, included $2.3 million related to insurance segment and $486 thousand related to banking segment. The Company reviews its goodwill and intangible assets annually, on September 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value, therefore, no write-down of goodwill was required at September 30, 2019.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition and $1.0 million for the Enterprise acquisition. For the year ended December 31, 2019, the Company amortized $406 thousand in core deposit intangible.  For the year ended December 31, 2018, the Company amortized  $247 thousand in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense

2020	$364
2021	320
2022	277
2023	234
2024	191

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEPOSITS

The components of deposits at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Demand, non-interest bearing	$258,311	$259,807
Savings, money market and interest-bearing demand	713,342	705,258
Time deposits less than $100 thousand	315,702	205,372
Time deposits $100 thousand and over	237,686	183,502
Total deposits	$1,525,041	$1,353,939

Included in deposits at December 31, 2019 and 2018, were brokered deposits of  $321.7 million and $188.3 million, respectively.

At December 31, 2019, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
Within one year	$434,056
One to two years	81,534
Two to three years	28,984
Three to four years	5,493
After four years	3,321
$553,388

Certificates of deposits with balances of $250 thousand or more at December 31, 2019 and 2018, totaled approximately $118.9 million and $72.2 million, respectively. Deposit overdrafts totaled $321 thousand and $231 thousand at December 31, 2019 and 2018, respectively, and are included in the Company’s Consumer and other loan balance (Refer to Note 6 – Loans).

NOTE 11 – BORROWINGS

At December 31, 2019, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $320.3 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”). The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $320.3 million. At December 31, 2019, the Bank had the ability to borrow up to $143.7 million at FHLBNY and $10.0 million at ACBB.

At December 31, 2019 and 2018, the Company had $193.0 million and $175.3 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 1.81% and 2.66%, respectively. These advances are priced at the federal funds rate plus a spread (generally between 10 and 30 basis points), re-price daily and mature within three months.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018 the Bank had the following long-term fixed rate borrowings:

(Dollars in thousands)	Borrowing	Interest	Balance at December 31,
Maturity Date	Institution	Rate	2019	2018
January 8, 2019	FHLBNY	1.68%	$—	$1,000
February 4, 2019	FHLBNY	1.53%	—	5,000
February 8, 2019	FHLBNY	1.70%	—	1,000
March 18, 2019	FHLBNY	1.45%	—	949
April 8, 2019	FHLBNY	1.73%	—	1,170
May 30, 2019	FHLBNY	1.91%	—	1,005
May 7, 2019	FHLBNY	2.39%	—	1,250
June 12, 2019	FHLBNY	1.52%	—	1,000
July 30, 2019	FHLBNY	2.19%	—	1,000
August 2, 2019	FHLBNY	1.05%	—	2,500
September 30, 2019	FHLBNY	2.21%	—	1,000
October 30, 2019	FHLBNY	2.22%	—	746
November 8, 2019	FHLBNY	2.38%	—	1,000
December 9, 2019	FHLBNY	2.39%	—	1,000
January 15, 2020	FHLBNY	1.66%	5,000	5,000
March 9, 2020	FHLBNY	2.43%	1,000	1,000
May 7, 2020	FHLBNY	2.68%	1,045	1,045
May 7, 2020	FHLBNY	2.68%	308	308
June 12, 2020	FHLBNY	1.69%	741	741
June 15, 2020	FHLBNY	2.69%	1,000	1,000
July 14, 2020	FHLBNY	2.70%	789	789
July 14, 2020	FHLBNY	2.70%	520	520
September 8, 2020	FHLBNY	2.51%	680	680
October 5, 2020	FHLBNY	1.78%	5,000	5,000
December 23, 2020	FHLBNY	2.79%	852	852
January 20, 2021	FHLBNY	2.07%	5,000	5,000
March 23, 2021	FHLBNY	2.83%	1,200	1,200
June 23, 2021	FHLBNY	3.07%	2,000	2,000
July 19, 2022	FHLBNY	2.10%	5,000	—
July 19, 2023	FHLBNY	2.13%	5,000	—
August 7, 2024	FHLBNY	1.81%	5,000	—
Fair value adjustment on acquired borrowings			(21)	(144)
			$40,114	$44,611

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt in years subsequent to December 31, 2019 are as follows:

(Dollars in thousands)
Within one year	$16,914
One to two years	8,200
Two to three years	5,000
Three to four years	5,000
Four to five years	5,000
After five years	—
$40,114

At December 31, 2019 the Company had $40.1 million in long-term fixed rate advances of which $16.9 million matures within one year.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The Company has agreements with certain of its dealer counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution.  Upon any such termination, the Company would be required to settle its obligations under the agreements.

As of December 31, 2019, the Company had two dealer counterparties and had a net liability position with respect to each counterparty. The termination value for these net liability positions, which includes accrued interest, was $3.2 million at December 31, 2019. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $3.6 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2019, it would have been required to settle its obligations under the agreements at the termination value.

During the twelve months ended December 31, 2019 the Company did not record any hedge ineffectiveness.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at December 31, 2019 and 2018:

	December 31, 2019
					Counterparty
	Notional/		Balance	Counterparty	Maximum Length
	Contract	Fair	Sheet	Weighted Average	Derivative Contract
(Dollars in thousands)	Amount	Value	Location	Remaining Years	(years)
Derivatives designated as hedging instruments
Counterparty
PNC	$12,500	$62	Other Assets
PNC	66,000	(1,440)	Other Liabilities	4.3	7

US Bank	80,000	627	Other Assets
US Bank	170,000	(2,450)	Other Liabilities	3.1	4.75

Total	$328,500	$(3,202)		3.3

	December 31, 2018
					Counterparty
	Notional/		Balance	Counterparty	Maximum Length
	Contract	Fair	Sheet	Weighted Average	Derivative Contract
(Dollars in thousands)	Amount	Value	Location	Remaining Years	(years)
Derivatives designated as hedging instruments
Counterparty
PNC	$38,500	$2,114	Other Assets
PNC	40,000	(442)	Other Liabilities	5.3	8

US Bank	—	—	Other Assets
US Bank	35,000	(337)	Other Liabilities	3.2	2.75

Total	113,500	1,335		4.6

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedges of interest rate risk and their effect on the Company’s Consolidated Statements of Financial Conditions during the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Amount of Gain
	Recognized in OCI	Location of Gain
	on	(Loss) Recognized in	Amount of Gain (Loss)
	Derivatives, net of	Income of	Recognized in Income of
	Tax	Derivatives	Derivatives
(Dollars in thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
PNC	$(2,133)	Not applicable	$—

US Bank	(1,039)	Not applicable	—

Total	$(3,172)		$—

	Year Ended December 31, 2018
	Amount of Gain
	Recognized in OCI	Location of Gain
	on	(Loss) Recognized in	Amount of Gain(Loss)
	Derivatives, net of	Income of	Recognized in Income of
	Tax	Derivatives	Derivatives
(Dollars in thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
PNC	$159	Not applicable	$—

US Bank	(241)	Not applicable	—

Total	$(82)		$—

Offsetting derivatives

The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018. The derivative financial instruments are subject to separate master netting agreements with two counterparties and as required under the master netting arrangements with its derivatives counterparties, the Company posted financial collateral in the amount of $2.1 million at December 31, 2019 and received $3.6 million at December 31, 2018. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
			Net		Cash
	Derivatives in	Derivatives in	Amounts	Financial	Collateral	Net
(Dollars in thousands)	Asset Position	Liability Position	Presented	Instruments	Pledged	Amount
December 31, 2019

Interest Rate Swaps (PNC)	$61	(1,440)	$(1,380)	—	$(1,550)	$170
Interest Rate Swaps (US Bank)	627	(2,450)	(1,823)	—	(2,050)	227
Total	$688	(3,890)	$(3,203)	—	$(3,600)	$397

December 31, 2018

Interest Rate Swaps (PNC)	$2,114	(442)	$1,672	—	$2,200	$(528)
Interest Rate Swaps (US Bank)	—	(337)	(337)	—	260	(597)
Total	$2,114	(779)	$1,335	—	$2,460	$(1,125)

The Company has not made a policy election to offset its derivative positions.

Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2019 and 2018, such derivatives were used to hedge the variable cash outflows associated with borrowings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $44 thousand will be reclassified as an increase to interest expense.

NOTE 13 – SUBORDINATED DEBENTURES AND MANDATORY REDEEMABLE CAPITAL DEBENTURES

On June 28, 2007, Sussex Capital Trust II, a Delaware statutory business trust and a non-consolidated wholly-owned subsidiary of the Company, issued $12.5 million of variable rate capital trust pass-through securities to investors. Sussex Capital Trust II purchased $12.9 million of variable rate subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The variable interest rate reprices quarterly at the three month LIBOR plus 1.44% and was 3.33% and 4.23% at December 31, 2019 and 2018, respectively. The capital securities are currently redeemable by the Company at par in whole or in part. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors.

NOTE 14 – RIGHT OF USE ASSET AND LEASE LIABILITY

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

As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Company's branches and office space. The operating leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. The Company recognized and elected the 5-year option for each of its branch locations where an extension was available. Right-of-use (“ROU”) assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. The Company does not have any finance leases as the lessee.

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance and common area maintenance based on the Company's pro-rata share.

The following table presents the components of the Company’s lease costs for operating leases as the lessee, which is included in net occupancy expense on the consolidated statements of income (in thousands):

Year Ended
December 31, 2019

Operating lease expense	$639
Short term lease expense	445
Total lease expense	$1,084

Supplemental balance sheet information related to leases was as follows (in thousands, except for weighted-averages):

Operating Leases	Classification	December 31, 2019
ROU assets	Right of use asset, net	$4,644
Lease liabilities	Lease liability	$4,727
Weighted-average remaining lease term		10.2
Weighted-average discount rate		3.09%

The discount rate used in determining the lease liability for each individual lease was the Federal Home Loan Bank ("FHLB") fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to operating leases was as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$626
ROU assets obtained in exchange for lease obligations	$613

Lease payment obligations for each of the next five years and thereafter with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
2020	$654
2021	548
2022	569
2023	571
2024	574
Thereafter	2,671
Total lease payments	5,587
Less imputed interest	(860)
Total	$4,727

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan and Trust (the “401(k) Plan”) for its employees. Non-highly compensated employees may contribute up to the statutory limit of 75% of their salary to the 401(k) Plan. Highly compensated employees are restricted to a contribution up to 7% of their salary. The Company provides a 50% match of the employee’s contribution up to 6% of the employee’s annual salary. The amount charged to expense related to the 401(k) Plan for the years ended December 31, 2019 and 2018 was $311 thousand and $240 thousand, respectively.

The Company also maintains nonqualified Supplemental Salary Continuation Plans (the “Supplemental Plans”) covering the Company’s former Chairman and a former executive officer of the Company. Under the provisions of the Supplemental Plans, the Company has executed agreements providing the officers a retirement benefit. Payments from the Supplemental Plans for the Chairman began in May of 2008 and the other executive started in April of 2010. For the years ended December 31, 2019 and 2018, $33 thousand and $25 thousand, respectively, were charged to expense in connection with the Plans. At December 31, 2019 and 2018, the carrying value of the Supplemental Plans was $445 thousand and $542 thousand, respectively.

In March of 2005, the Board of Directors approved an Executive Incentive and Deferred Compensation Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to motivate and reward participants for achieving bank financial and strategic goals as well as to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company.  Participants may elect to receive their award or defer compensation in a deferral account which will earn interest at the average interest rate earned by the Company in its investment portfolio, compounded monthly. At December 31, 2019 and 2018, the carrying value of deferred compensation was $266 thousand and $234 thousand, respectively.

In July 2006, the Board of Directors adopted a Director Deferred Compensation Agreement for both the Bank and the Company (the “DCA”). Under the terms of the DCA, a director may elect to defer all or a portion of his retainer and fees for the coming year. Under the DCA, only the payment of the compensation earned is deferred, and there is no deferral of the expense in the Company’s financial statements related to the participant’s deferred compensation, which

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be charged to the Company’s income statement as an expense in the period in which the participant earned the compensation. The deferred amounts are credited with earnings at a rate equal to the average interest rate earned by the Company on its investment portfolio or at a rate that tracks the performance of the Company’s common stock.  In September 2015, the Board of Directors adopted an amendment under the DCA. The amendment, which is effective October 1, 2015, specifies that participants are no longer eligible to be credited earnings based on a rate that tracks the performance of the Company’s common stock on new amounts deferred after such date. Additionally, effective January 1, 2016, the maximum earnings on deferred compensation amounts that are eligible to be credited with an earnings rate that tracks the performance of the Company’s common stock is limited to 10% of the stock price at end of the previous plan year. In June 2016, the Board of Directors adopted an amendment to the DCA which supersedes the prior amendment from September 2015. The amendment, effective July 1, 2016, allows the Company’s Directors to elect to defer part or all of their fees into a stock account, consisting of the Company’s common stock, which is administered through a rabbi trust. The Company is responsible for submitting each Director’s deferral to the trustee of the rabbi trust to be used for the purchase of the Company’s common stock. Distributions from the Director’s stock account shall be made in the same medium, the Company’s common stock.

The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability. Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years. At December 31, 2019 and 2018, the liability for the DCA was $54 thousand and $25 thousand, respectively. The DCA liability of $54 thousand at December 31, 2019, consisted entirely of amounts deferred under the interest rate earnings election; the liability of $25 thousand at December 31, 2018, consisted entirely of amounts deferred under the interest rate earnings election. During 2016, the amounts deferred under the common stock performance election were transferred into the stock account administered through the Rabbi Trust. In conjunction with the DCA, at December 31, 2019, 88,901 shares of Company common stock were held in the Rabbi Trust.

In July 2011, the Company entered into a Supplemental Executive Retirement Agreement (“SERP”), a non-qualified defined contribution pension plan that provides supplemental retirement income for the Company’s Chief Executive Officer. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, the Company will make annual contributions to the SERP. Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10‑year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a 5‑year period commencing the first day of the month following the later of the participant’s 65th birthday, or normal retirement age, or termination of employment. At December 31, 2019 and 2018, the carrying value of the SERP was $643 thousand and $535 thousand, respectively.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivatives	Retirement benefit plan	Total	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivatives	Retirement benefit plan	Total

Beginning balance, net of tax	$(1,150)	$975	$8	$(167)	$329	$1,058	$—	$1,387
Other comprehensive (loss) income before reclassification, net of tax	3,267	(3,216)	—	51	(1,454)	(97)	8	(1,543)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,437)	43	—	(1,394)	(25)	14	—	(11)
Net current period other comprehensive income, net of tax	1,830	(3,173)	—	(1,343)	(1,479)	(83)	8	(1,554)
Ending balance, net of tax	$680	$(2,198)	$8	$(1,510)	$(1,150)	$975	$8	$(167)

Reclassification adjustments for gains (loss) on securities transactions of $2.1 million and $(36) thousand for the years ended December 31, 2019 and 2018, respectively, are presented in the income statement within the line item for net gain on securities transactions.

The other components of accumulated other comprehensive (loss) income included in stockholders` equity at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Unrealized gain (loss) on available for sale investments	$665	$(1,152)
Unrealized (loss) gain on derivative instruments	(2,182)	977
Unrealized gain on retirement benefits	7	8
Accumulated other comprehensive (loss)	$(1,510)	$(167)

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Income	Shares	Per Share
(Dollars in thousands, except share and per share data)	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2019:
Shares Outstanding (weighted average)		9,349,907
Shares held by Rabbi Trust		88,901
Shares liability under deferred compensation agreement		(88,901)
Basic earnings per share:
Net earnings applicable to common stockholders	$22,543	9,349,907	$2.41
Effect of dilutive securities:
Unexercised stock awards	-	31,670
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$22,543	9,381,577	$2.40
Year Ended December 31, 2018:
Shares Outstanding (weighted average)		7,874,676
Shares held by Rabbi Trust		99,029
Share liability under deferred compensation agreement		(99,029)
Basic earnings per share:
Net earnings applicable to common stockholders	$9,923	7,874,676	$1.26
Effect of dilutive securities:
Unexercised stock awards	-	46,593
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$9,923	7,921,269	$1.25

There were 50,045 and 13,317 shares of unvested restricted stock awards and options outstanding during the twelve months ended December 31, 2019 and 2018, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 18 – STOCK INCENTIVE PLANS

During 2005, the stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) to provide equity incentives to selected persons. Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary. Awards granted under the 2004 Plan may be either stock options or restricted stock awards and are designated at the time of grant. Options granted under the 2004 Plan to directors, consultants and advisors are non-qualified stock options. Options granted to officers and other employees may be incentive stock options or non-qualified stock options. Restricted stock awards may be made to any plan participant. As of December 31, 2019, there were no authorized shares available for future grants under the 2004 Plan.

During 2013, the stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) to provide equity incentives to selected persons. Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary. Awards granted under the 2013 Plan may be either stock options or restricted stock awards and are designated at the time of grant. Restricted stock awards may be made to any plan participant. As of December 31, 2019, there were 15,898 shares available for future grants under the 2013 Plan.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) to provide equity incentives to selected persons. Awards may be granted to employees, officers, directors, consultants and advisors of the Company or subsidiary. Awards granted under the 2019 Plan may be either stock options or restricted stock awards and are designated at the time of grant. Restricted stock awards may be made to any plan participant. As of December 31, 2019, there were 269,387 shares available for future grants under the 2019 Plan.

Information regarding the Company’s restricted stock grants activity for the years ended December 31, 2019 and 2018 are as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock, beginning of year	97,465	$24.45	85,761	$18.34
Granted (vesting period between 3-5 years)	74,670	21.96	50,045	28.85
Forfeited	(18,412)	24.38	(4,148)	17.66
Vested	(41,050)	22.26	(34,193)	16.39
Unvested restricted stock, end of period	112,673	$23.60	97,465	$24.45

Total stock-based compensation related to restricted stock awards was $1.0 million and $767 thousand for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and 2018, there were $1.8 million and $1.6 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 3.6 years and 2.1 years.

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

Stock option transactions under all plans are summarized as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding, December 31, 2017	69,123	$11.10
Options granted	—	—
Options expired	—	—
Options exercised	—	—
Outstanding, December 31, 2018	69,123	11.10
Options granted	—	—
Options expired	(5,077)	11.37
Options forfeited	(14,304)	$11.37
Outstanding, December 31, 2019	49,742	$11.17	5.4	$683,998
Exercisable, December 31, 2019	40,349	$10.87	5.3	$567,067

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

		Weighted
		Average
Exercise	Number	Remaining	Number
Price	Outstanding	Life (Years)	Exercisable
9.97	23,000	4.9	23,000
10.25	6,526	5.1	5,220
12.83	20,216	6.2	12,129
	49,742	5.4	40,349

During the year ended December 31, 2019 there were $5 thousand stock options exercised with an intrinsic value of $161 thousand to the stock options outstanding.  There were no options exercised in 2018.

During the year ended December 31, 2019 and 2018, we expensed $33 thousand and $49 thousand, respectively, in stock-based compensation under stock options awards.

There were no options granted during the year ended December 31, 2019 and 2018. The weighted average expected life of stock options represents the period of time that the stock options are expected to be outstanding and is estimated using historical data of stock option exercises and estimated forfeiture rates. Expected future expense relating to the non-vested options outstanding as of December 31, 2019 is $16 thousand over a weighted average period of 0.4 years. Upon exercise of vested options, management expects to draw on authorized unissued stock as the source of the shares.

NOTE 19 – INCOME TAXES

The Company and its subsidiary are subject to U.S. federal and state income tax. The components of income tax expense for the years ended December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Current:
Federal	$5,197	$2,112
State	2,461	1,393
	7,658	3,505
Deferred:
Federal	187	(51)
State	(749)	(395)
	(562)	(446)
	$7,096	$3,059

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax at a rate of 21% and 21%, respectively, to the income tax expense included in the statements of income and comprehensive income for the years ended December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	2019		2018
Federal income tax at statutory rate	$6,224	21%	$2,726	21%
Tax exempt interest	(223)	(1)	(371)	(3)
State income tax, net of federal income tax effect	1,352	5	788	6
Bank owned life insurance	(195)	(1)	(160)	(1)
M&A expenses	—	—	171	1
Other	(62)	—	(95)	—
	$7,096	24%	$3,059	24%

The components of the net deferred tax asset at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,654	$2,069
Deferred compensation	500	462
Deferred fees	—	—
Foreclosed real estate	38	99
Restricted stock	300	258
Depreciation	303	—
Prepaid expenses	13	—
Purchase accounting	772	—
Unrealized loss on securities available for sale	—	401
Unrealized loss on interest rate swaps	1,007	—
Other	1,280	759
Total deferred tax assets	6,867	4,048
Deferred tax liabilities:
Depreciation	—	(26)
Prepaid expenses	—	(66)
Purchase accounting	—	(51)
Unrealized gain on retirement benefit plan	(3)	(3)
Unrealized gain on securities, available for sale	(328)	—
Unrealized gain on interest rate swaps	—	(358)
Total deferred tax asset (liabilities)	(331)	(504)
Net deferred tax asset, included in other assets	$6,536	$3,544

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related party loan activity for the years ended December 31, 2019 and 2018 is summarized as follows:

(Dollars in thousands)	2019	2018
Balance, beginning	$28,923	$21,564
Disbursements	603	9,852
Repayments and other	(10,861)	(2,493)
Balance, ending	$18,665	$28,923

Deposits from certain executive officers, directors and their affiliates at December 31, 2019 and 2018 totaled $20.0 million and $45.5 million, respectively.

Certain related parties of the Company provided legal services and appraisal services to the Company. Legal services provided by related parties totaled $93 thousand and $39 thousand for the years ended December 31, 2019 and 2018, respectively. Appraisal services provided by related parties totaled $45 thousand and $9 thousand for the years ended December 31, 2019 and 2018, respectively. The Company also paid rent to related parties for an office location in the amount of $155 thousand and $152 thousand for the years ended December 31, 2019 and 2018, respectively.

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

A summary of the Company’s financial instrument commitments at December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	2019	2018
Commitments to grant loans	$134,140	$87,722
Unfunded commitments under lines of credit	199,872	184,523
Outstanding standby letters of credit	2,149	1,376

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. These standby letters of credit expire within twelve months, although many have automatic renewal provisions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2019 and 2018 for guarantees under standby letters of credit issued is not material.

NOTE 22 – REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted ASU 2014‑09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as securities and premises and equipment. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within other income and are recognized as revenue as the Company satisfies its performance obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and insurance contracts.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within other income. The following table presents the Company’s sources of other income for the years ended December 31, 2019 and 2018. Sources of revenue outside the scope of ASC 606 are noted as such.

	Year Ended December 31,
(Dollars In Thousands)	2019	2018
Other income:
Service fees on deposit accounts	$1,403	$1,290
ATM and debit card fees	1,075	983
Bank-owned life insurance (1)	931	761
Insurance commissions and fees	8,017	6,640
Investment brokerage fees (1)	134	104
Net gain on sales of securities (1)	2,055	36
Net (loss) gain on sale and disposal of premises and equipment (1)	(334)	9
Other	1,064	926
Total Other Income	$14,345	$10,749

(1)	Not within the scope of ASC 606.

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

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

ATM and debit card fees

The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

Insurance commissions and fees

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable based on our best estimate of earned amounts and other pertinent factors.

Other

Other fees consist of revenues that are both in scope and out of scope of ASC 606. Other fee revenues in scope of ASC 606 are made up of wire transfer fees for deposit customers, other agency fee income for SB One Insurance, and other deposit related fees. Revenues for such fees are recognized at the point the fee is incurred by the customer.

NOTE 23 – STOCKHOLDERS’ EQUITY, CAPITAL AND REGULATORY MATTERS

In 2017, the Company closed a public offering of 1,136,363 shares of the Company’s common stock at a public offering price of $24.00 per share. The Company granted the underwriters a 30‑day option to purchase up to an additional 113,636 shares of its common stock, which was exercised in full by the Underwriters on June 16, 2017. The net proceeds to the Company (including the proceeds from the exercise of the Underwriters’ option) after deducting underwriting discounts and commissions was $28.0 million, which will be used for general corporate purposes. The Company incurred $470 thousand in offering expenses which reduced net proceeds.

The Company is required to maintain cash reserve balances either in vault cash or with the Federal Reserve Bank. The total of those reserve balances was approximately $1.3 million at December 31, 2019.

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

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank in 2013, and subsequently adopted in 2019 (effective January 1, 2020) a final rule intended to further simplify the Capital Rules applicable to depository institutions and their holding companies that have less than $10 billion in total consolidated assets. The 2013 amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Capital Rules, effective January 1, 2015, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called “leverage ratio”)

The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not hold the requisite capital conservation buffer will face constraints on dividends, capital instrument repurchases, interest payments on capital instruments and discretionary bonus payments based on the amount of the shortfall. Thus, the capital standards applicable to the Company include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%

An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Effective January 1, 2020 community banks with total consolidated assets under $10 billion, total off-balance sheet exposures of 25% or less of total consolidated assets, leverage ratio greater than 9% and trading assets and liabilities of 5% or less of total consolidated assets can opt into the Community Bank Leverage Ratio (“CBLR”) framework.  A qualifying bank can opt into the CBLR framework at any time or opt out and become subject to general capital rules by completing the associated reporting data in the FFIEC Call Report. The impact of this regulatory simplification allows the electing bank to not have to complete the risk weighting schedules for schedule RC-R in the FFIEC Call Report. Instead, if the Company opts into the CBLR framework and meets the qualifying criteria, it will be considered to have satisfied the risk-based and leverage capital requirements in the generally applicable Capital Rules and to have met the well-capitalized ratio requirements for PCA purposes. As of December 31, 2019, the Company has not made a decision on whether to elect to adopt the CBLR framework.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at December 31, 2019 and 2018 are presented below:

					To be Well Capitalized
			For Capital Adequacy		under Prompt
			Purposes plus Capital		Corrective Action
	Actual		Conservation Buffer		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total capital (to risk-weighted assets):	$205,317	12.27%	>175,748	>10.50%	>167,379	>10.00%
Tier I capital (to risk-weighted assets):	195,050	11.65%	>142,272	>8.50	>133,903	>8.00
Common equity tier I capital (to average assets):	195,050	11.65%	>117,166	>7.00	>108,797	>6.50
Tier I capital (to average assets):	195,050	10.16%	>76,796	>4.00	>95,995	>5.00
As of December 31, 2018
Total capital (to risk-weighted assets):	$188,647	12.94%	>143,984	>9.88%	>145,733	>10.00%
Tier I capital (to risk-weighted assets):	179,872	12.34%	>114,837	>7.88	>116,586	>8.00
Common equity tier I capital (to average assets):	179,872	12.34%	>92,977	>6.38	>94,726	>6.50
Tier I capital (to average assets):	179,872	12.06%	>59,673	>4.00	>74,591	>5.00

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

At December 31, 2019, the Bank’s funds available for payment of dividends were $216.5 million. Accordingly, $4.4 million of the Company’s equity in the net assets of the Bank was restricted as of December 31, 2019.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – PARENT COMPANY ONLY FINANCIAL

Condensed financial information pertaining only to the parent company, SB One Bancorp, is as follows:

BALANCE SHEETS

	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash	$38	$80
Interest-bearing deposits with other banks	396	248
Investment in subsidiary	222,901	209,037
Accrued interest and other assets	3,843	3,995
Total Assets	$227,178	$213,360
Liabilities and Stockholders' Equity
Other liabilities	$80	$58
Subordinated debentures	27,869	27,859
Stockholders' equity	199,229	185,443
Total Liabilities and Stockholders' Equity	$227,178	$213,360

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Dividend received from subsidiaries	$9,075	$2,803
Other income	1	—
Interest expense on borrowings	(12)	(15)
Interest expense on debentures	(1,265)	(1,263)
Other expenses	(301)	(280)
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	7,498	1,245
Income tax benefit	330	305
Income (loss) before equity in undistributed net income of subsidiaries	7,828	1,550
Equity in undistributed net income of subsidiaries	14,715	8,373
Net Income	22,543	9,923
Comprehensive income	$21,200	$8,369

1
SB ONE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Cash Flows from Operating Activities:
Net Income	$22,543	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of subordinated debenture	10	11
Net change in other assets and liabilities	595	435
Equity in undistributed net income of subsidiaries	(14,715)	(8,373)
Net Cash Provided by Operating Activities	8,433	1,996
Cash Flows from Investing Activities:
Capital contribution from to subsidiaries	—	—
Net Cash Used in Investing Activities	—	—
Cash Flows from Financing Activities:
Cash dividends paid	(3,029)	(2,263)
Common stock issued	(314)	—
Common stock repurchased	(5,132)	—
Net Cash (Used in) by Financing Activities	(8,475)	(2,263)
Net (Decrease) in Cash and Cash Equivalents	(42)	(267)
Cash and Cash Equivalents - Beginning of Year	80	347
Cash and Cash Equivalents - End of Year	$38	$80

NOTE 25 – CONTINGENCIES

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial condition or results of operations of the Company.