Form 10-K/A
period 2019-12-31
SB ONE BANCORP
filed 2020-04-29
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K (the “Initial Form 10-K,” and as amended by this Form 10-K/A, the “Form 10-K”) of SB One Bancorp (the “Company”) for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2019. This Form 10-K/A is being filed to amend Part III to include information required by Items 10 through 14. This information was previously omitted from the Initial Form 10-K in reliance on General Instruction G(3) to Form 10-K.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Initial Form 10-K, is hereby amended and restated in its entirety.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. We are amending Part IV solely to add those certifications.

Except as described above, no other changes have been made to the Initial Form 10-K. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Initial Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Initial Form 10-K.

Unless otherwise indicated herein, all page references contained in this Form 10-K/A are to the pages of this Form 10-K/A, and not to the Initial Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE

Information about our Directors

The Board of Directors (“Board”) currently consists of 11 directors and is divided into three classes as nearly equal in number as possible. Each class of directors serves a staggered, three-year term so that the term of office of a single class expires each year. Set forth below are the names, ages and length of service of each of the members of the Board.

Name	Age (1)	Term Expires	Position(s) Held	Director Since
Gail Gordon	65	2020	Director	2019
Edward J. Leppert	59	2020	Chairman of the Board	2001
Michael X. McBride	66	2020	Director	2017
Mark J. Hontz	53	2021	Director	1998
Walter E. Loeffler	71	2021	Director	2018
Peter A. Michelotti	51	2021	Senior Executive Vice President and Chief Operating Officer; Director	2018
Richard Branca	72	2022	Director	2005
Salvatore A. Davino	78	2022	Director	2018
Anthony Labozzetta	56	2022	President and Chief Executive Officer; Director	2010
Michael F. Lombardi	71	2022	Director	2018
Robert McNerney	61	2022	Director	2011

(1)	At March 1, 2020.

The principal occupation, education and business experience, where applicable, of each director is set forth below. The biographical descriptions below include the specific experience, qualifications, attributes and skills that led to the conclusion by the Board that such person should serve as a director of the Company. Unless otherwise indicated, principal occupations shown for each director have extended for five or more years.

Ms. Gail Gordon began her career working for PA Governor and US Attorney General Dick Thornburgh. Her expertise is in Government Relations, local advocacy and business development. She has operated her own public affairs consultancy since 2009. She was also Of Counsel to a law firm from 2011 to 2018. She is also an accomplished public speaker and in 2019 appeared in an Emmy-nominated HBO documentary. She is a trustee of Hackensack Meridian Health as well as four non-profit boards. She is a lifelong advocate for persons with disabilities and in 2016 was awarded the Betty Pendler award for her commitment.

Mr. Edward J. Leppert is a certified public accountant and founder of Leppert Group LLC, and has been in public practice since 1986. Effective January 1, 2012, he was elected Chairman of the Board of both the Company and SB One Bank. He previously served as Vice Chairman of the Board and has also served as the Chairman of the Audit, Executive, and Nominating and Corporate Governance Committees. His experience with financial and corporate governance matters and knowledge of the customers and communities in the northern New Jersey marketplace are beneficial to us.

Mr. Michael X. McBride, Esq. is an attorney and partner at Connell Foley LLP (“Connell Foley”) in Roseland, New Jersey. His practice focuses on real estate and construction. From 2010 through 2015, Mr. McBride served as Connell Foley’s Managing Partner. He is admitted to the New York State Bar and the New Jersey State Bar. Mr. McBride is a member of the board of directors of McBride Enterprises, a New Jersey real estate and construction company. He is a graduate of Stanford University and Georgetown University Law Center. Mr. McBride’s knowledge of the customers and communities in the northern New Jersey marketplace are beneficial to us and provides us valuable insight into the current market.

Mr. Mark J. Hontz is a partner in the Newton, New Jersey based law firm of Hollander, Strelzik, Pasculli, Hinkes, Wojcik, Gacquin, Vandenberg & Hontz, L.L.C. and has been a practicing lawyer since 1992. His experience counseling various clients and business entities has given him insight into many of the issues we deal with, including risk mitigation and corporate governance.

Mr. Walter E. Loeffler is a certified public accountant and managing member of Walter E. Loeffler, CPA, LLC, a CPA firm since 1986. Mr. Loeffler has also served as President of Business Valuation Associates, Inc. since 1995. Mr. Loeffler’s experience includes consulting services for closely-held corporations, business valuations, forensic and traditional accounting services as well as tax return preparation. Mr. Loeffler was a member of the board of directors of Community Bank of Bergen County, NJ and the Chairman of their Audit Committee.

Mr. Peter A. Michelotti has been our Chief Operating Officer and Senior Executive Vice President since January 2018. He is a certified financial planner and he was previously the President and Chief Executive Officer as well as a member of the board of directors of Community Bank of Bergen County, NJ since January 2009. He held various other positions with Community Bank of Bergen County, NJ since 1987. He also has held several officer and director positions with banking related associations. Mr. Michelotti has more than 30 years of banking experience, including strategic planning, lending, regulatory compliance, risk management and operations.

Mr. Richard Branca is the owner and President of Bergen Engineering Company, an East Rutherford, New Jersey general contractor established in 1945 that builds commercial and industrial properties, hotels and printing plants. He is also the President of Branca Properties, which owns and manages over 1.3 million square feet of office, warehouse and retail space. Mr. Branca is also an investor in Concord Hospitality, an entity which owns or operates over 105 full and select service hotels throughout the United States and Canada. Mr. Branca’s broad based business experience has provided him with insight and understanding of many of the same issues that both our small business customers and we deal with today, including financial and strategic planning, capital allocation and management development.

Mr. Salvatore A. Davino is the owner and President of Fidelity Land Development Corp., which owns and manages shopping centers, office buildings and recreation centers. Mr. Davino was the Chairman of the Board of Enterprise Bank NJ and served as a trustee of Cathedral Healthcare Systems and the Chairman of the Board of Columbus Hospital. In addition, Mr. Davino serves as a trustee of the Board of John Cabot University in Rome, as the President of the Board of The Shepherds of Youth, on the Board of Overseers of Redemptoris Mater Seminary, as a member of the Board of Opportunity Project and as a commissioner of the Italian-American Heritage Commission.

Mr. Anthony Labozzetta has been our President and Chief Executive Officer since January 2010. He was previously an Executive Vice President of TD Bank from 2006 to 2010. Prior to joining TD Bank, Mr. Labozzetta served as the Senior Executive Vice President and COO of Interchange Financial Services Corporation until its acquisition by TD Bank in 2006. Mr. Labozzetta also previously served as the Chief Financial Officer of Interchange Financial Services Corporation. He was formerly a certified public accountant with Deloitte & Touche. With more than 30 years of banking experience, including strategic planning and growth, regulatory compliance, investor relations, risk management, mergers and acquisitions and management development, Mr. Labozzetta has extensive and diverse knowledge of the banking business.

Mr. Michael F. Lombardi is the senior officer of Lombardi & Lombardi, P.A., a personal injury law firm. He is a director and principal shareholder of Chefs International, Inc., a multi-unit casual restaurant operator. He is a principal of several real estate holding companies. He was a director of Enterprise Bank NJ from 2004 until 2018, having served on the executive committee, loan committee, audit committee and ALCO committee.

Mr. Robert McNerney has been the owner of a real estate company, McNerney & Associates, Inc., since 1981. McNerney & Associates, Inc. provides appraisal, management, brokerage and development services throughout northern New Jersey and New York. He is a licensed appraiser and real estate broker in NJ and NY and holds an MAI and SRA designation from the Appraisal Institute. He holds a CRE designation from the Counselors of Real Estate, which is awarded to individuals nominated by their peers who possess extensive experience in the commercial real estate business. Mr. McNerney’s extensive experience in the real estate markets and as a business owner provides us valuable insight into the current market.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following are our executive officers who are not also members of the Board and therefore are not listed above:

Mr. Adriano Duarte CPA, age 48, was appointed to the role of Executive Vice President and Chief Financial Officer in March 2019. Mr. Duarte has served as Senior Vice President and Assistant Financial Officer of the Company since 2015. Mr. Duarte has also served as the Assistant Financial Officer of SB One Bank since October 2015. Mr. Duarte has over 20 years of banking experience, including managing financial reporting, accounting and treasury functions. Prior to joining the Company and SB One Bank, Mr. Duarte served as a Vice President and Financial Reporting Manager at Investors Savings Bank from 1996 to 2011. Mr. Duarte is a licensed Certified Public Accountant and member of the American Institute of Certified Public Accountants. Mr. Duarte received a Bachelor of Science degree and a Master of Business Administration degree from Rutgers, The State University of New Jersey. Mr. Duarte is also an officer of the New York New Jersey Chapter of Financial Managers Society, Inc., which services financial professionals from community banks, thrifts, and credit unions.

Mr. Anthony DeSenzo, age 51, was appointed to the role of Executive Vice President and Head of Commercial Lending in June 2019. Mr. DeSenzo has over 28 years of experience in diversified lending and credit underwriting. Prior to joining the Company, Mr. DeSenzo served as a Team Leader of Commercial Real Estate in New Jersey at ConnectOne Bank from 2017 to 2019. Prior to ConnectOne Bank, Mr. DeSenzo served as Managing Director and Relationship Manager of Commercial Real Estate at Capital One Bank/North Fork Bank from 2004 to 2017. Mr. DeSenzo has also held senior positions at KeyBank, Bank of New York and First Union Bank.

Mr. Vito Giannola, age 43, has served as Senior Executive Vice President and Chief Banking Officer of SB One Bank since March 2018 and has been with SB One Bank since September 2010. Mr. Giannola has over 16 years of experience in retail, small business and government banking. Prior to joining SB One Bank, Mr. Giannola served as Retail Market Manager and Senior Vice President with TD Bank, where he held various positions throughout the bank. Mr. Giannola also held various positions with Chase and First Union (Wells Fargo).

Mr. Donald Haake, age 62, has served as Senior Executive Vice President for regional banking of SB One Bank since December 2018. Don previously served as President and CEO of Enterprise Bank NJ for the prior 12 years. Prior to joining Enterprise Bank NJ, he was Senior Vice President and Division Executive for North Fork Bank’s 78 branch network in New Jersey and Rockland County, NY. Prior to North Fork Bank, Mr. Haake was the President and Chief Operating Officer of Millennium bcpbank, headquartered in Newark, NJ. He has also held senior management positions at The Bank of New York, where he directed the retail and business banking activities for their southern New Jersey operations. Earlier in his 39-year career, Mr. Haake held management positions at Merrill Lynch and Citibank.

Mr. George Lista, age 60, has served as the President and Chief Executive Officer of our subsidiary, SB One Insurance Agency, since 2001. Mr. Lista joined the Company when we acquired SB One Insurance Agency in 2001. Mr. Lista served as Chief Operating Officer of SB One Insurance Agency prior to its acquisition. Mr. Lista has 37 years of experience in the insurance industry.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to report to the SEC their initial ownership of our common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and we are required to disclose in this Form 10-K/A any late filings or failures to file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required during the fiscal year ended December 31, 2019, we believe that, during the 2019 fiscal year, all of our directors and executive officers complied with all Section 16(a) filing requirements applicable to them, except for Vito Giannola and Salvatore A. Davino who each filed one Form 4 late due to administrative error.

Code of Ethics and Corporate Governance Guidelines

We have a Code of Conduct, which applies to all our directors, officers and employees. We also have a Senior Management Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions for us, and which requires compliance with the Code of Conduct. The Senior Management Code of Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting such information on our website at the internet address set forth below. We did not amend or grant any waivers of a provision of our Code of Ethics during 2019.

The Board adopted Corporate Governance Guidelines to assure that it will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to Board independence, composition and selection, Board meetings and involvement of senior executives, senior executive performance evaluation and succession planning, and Board committees and compensation.

The Code of Conduct, the Senior Management Code of Ethics and the Corporate Governance Guidelines are available on our website at www.sbone.bank. The inclusion of our website address here and elsewhere in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

Audit Committee

The purpose of the Audit Committee is to assist the Board’s oversight of our accounting and financial reporting process, including our internal audit function and the audits of our financial statements.

The primary duties and responsibilities of the Audit Committee are to:

•	oversee and monitor the financial reporting process, internal audit function and internal controls and procedures;

•	appoint, compensate and oversee the work of the independent auditors;

•	review and evaluate the audited financial statements with management and the independent auditors and report any substantive issues found during the audit to the Board;

•	review and approve all transactions with related persons; and

•	provide an open avenue of communication among the independent auditors, financial and senior management, the internal audit department and the Board.

The Audit Committee is also responsible for the pre-approval of all audit, review, attest and non-audit services provided by our independent auditors. The Audit Committee pre-approved 100% of the services performed by the independent registered public accounting firm during 2019.

The Audit Committee may form and delegate authority to one or more subcommittees (including a subcommittee consisting of a single member), as it deems appropriate from time to time under the circumstances. Any decision of a subcommittee to pre-approve audit, review, attest or non-audit services shall be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee is currently chaired by Mr. Loeffler with Messrs. Hontz and Leppert as members. The Board reviews the definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 under the Exchange Act). The Board has also determined that Messrs. Leppert and Loeffler each qualify as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee has a written charter, which is available on our website at www.sbone.bank.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Executive Compensation Program Components and 2019 Pay Decisions

The Company’s compensation program consists of four components: base salary, annual (cash incentives), long-term (equity incentives) and benefits. The table below summarizes the actual compensation paid to our President and Chief Executive Officer and the two other most highly compensated executive officers, or collectively, the named executive officers, for the 2019 performance year, which consists of base salary, annual (cash) incentives and equity grants. Additional details related to these components follow this table.

Anthony Labozzetta	—	President and Chief Executive Officer
Vito Giannola	—	Senior Executive Vice President and Chief Banking Officer
George Lista	—	Chief Executive Officer, SB One Insurance Agency

Executive	Base Salary ($)	Annual Incentive Award (Cash) ($)	Restricted Stock Grant ($)	Total Direct Compensation ($)
Anthony Labozzetta	556,304	279,501	279,492	1,115,297
Vito Giannola	280,000	100,431	100,433	480,864
George Lista	211,901	63,570	63,571	339,042

Below we summarize our programs and 2019 pay decisions.

Base Salary

The Compensation Committee of the Board (the “Compensation Committee”) believes the purpose of base salary is to provide competitive and fair base compensation that recognizes the executive’s role, responsibilities, experience and performance. Base salary represents fixed compensation that is targeted to be competitive with the practices of comparable banks similar in size and region.

Typically, the Committee sets base salary for each executive in the first quarter of each year effective January 1. Salaries are determined in consideration of the competitive market for similar roles, as well as each individual’s experience, performance and contributions. Input from the Company’s Chief Executive Officer is considered in setting executive salaries, while the Compensation Committee is solely responsible for recommending the Company’s Chief Executive Officer’s salary.

Below is a summary of the salaries approved by the Compensation Committee:

Executive	2018 Base Salary ($)	2019 Base Salary ($)	% Increase
Anthony Labozzetta	529,813	556,304	5.0
Vito Giannola	255,816	280,000	9.5
George Lista	201,810	211,901	5.0

The salary increases from 2018 to 2019 were a result of the Company’s growth and strong performance.

Executive Incentive Plan

The objective of the Company’s executive incentive plan is to motivate and reward key members of executive management for achieving specific performance goals that support the Company’s strategic plan through the use of cash awards and restricted stock. Awards under this plan represent compensation that must be earned based upon performance. Awards for the CEO, Chief Banking Officer and CEO of SB One Insurance Agency are paid 50% in cash and 50% in equity with subsequent 3 year vesting.

The performance goals are developed in conjunction with the annual business plan, approved by the Compensation Committee and presented to the full Board for final approval.

The incentive target opportunities and performance measures for the 2019 compensation year are described below.

Award Opportunity: The table below summarizes the 2019 incentive award opportunities (expressed as a percentage of base salary) available under our annual executive incentive plan and paid only upon achievement of the performance goals. The total incentive opportunity is allocated in cash (and equity in the case of the CEO and CFO) in accordance with the table below. The Committee believes payment in stock provides additional retention and deferral of compensation that reinforces our desire to align pay with shareholder interests and provide long-term compensation.

	Total Incentive Opportunity (% of Salary)			Cash Portion (% of Salary)			Restricted Stock Portion (% of Salary)
	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
Anthony Labozzetta	40.0	80.0	120.0	20.0	40.0	60.0	20.0	40.0	60.0
Vito Giannola	30.0	60.0	90.0	15.0	30.0	45.0	15.0	30.0	45.0
George Lista	20.0	40.0	60.0	10.0	20.0	30.0	10.0	20.0	30.0

Performance Measures: The 2019 performance measures required the Company to achieve increased levels of profitability and achieve other key goals aligned with the Company’s business strategy. All participants have at least 50% of their incentive based on Net Income (Corporate or Division) to reinforce our goal to fund incentives based on earnings. Corporate Net Income was adjusted for significant extraordinary events (including acquisition costs and the impact of tax reform – deferred tax asset write down; see footnote below table for details).

Weightings for performance goals can vary by participant. For the CEO, performance is strictly formulaic, with 50% of the incentive determined by Corporate Net Income and 50% based on 3-Year Average Return on Equity (ROE). For the Chief Banking Officer, performance is strictly formulaic, with 60% of the incentive determined by equal weightings of 50% based on Corporate Net Income and 50% based on 3-Year Average Return on Equity (ROE), and 40% of the incentive determined on business division goals of 80% based on Total Retail Deposits and 20% on Retail Deposits Related Fee Income. We believe a rolling view of ROE as measured for the prior 3 years is an effective way to reward and motivate sustained performance. The CEO of SB One Insurance Agency is measured based on the Business Unit goals: Net Income Before Taxes, Total Commissions Revenue and Efficiency Ratio. The Compensation Committee believed these measures would drive the appropriate focus by the executive team on overall performance of the Company.

The performance measures and goals were established by the Compensation Committee and approved unanimously in January 2019. The following tables summarize the measures, weightings and goals at threshold, target and stretch levels. The last column indicates the 2019 performance results for each goal.

Dollars are in thousands.

Corporate Officers (Chief Executive Officer and Chief Financial Officer)

		Performance Goals
Performance Measure	Weighting	Threshold	Target	Maximum	Actual
Net Income	50.0%	$19,724	$21,916	$26,299	$22,542
3-Year Average ROE	50.0%	8.71%	9.09%	9.84%	9.75%

Chief Banking Officer

		Performance Goals
Performance Measure	Weighting	Threshold	Target	Maximum	Actual
Net Income	30.0%	$19,724	$21,916	$26,299	$22,542
3-Year Average ROE	30.0%	8.71%	9.09%	9.84%	9.75%
Total Retail Deposits	32.0%	$1,124,967	$1,171,841	$1,265,588	$1,202,051
Retail Deposits Related Fee Income	8.0%	$2,557	$2,663	$2,876	$2,612

Chief Executive Officer, SB One Insurance Agency

		Performance Goals
Performance Measure	Weighting	Threshold	Target	Maximum	Actual
Net Income Before Taxes	60.0%	$1,632	$1,813	$2,720	$2,281
Total Commissions Revenue	20.0%	$7,278	$8,086	$12,130	$8,216
SBOIA: Efficiency Ratio	20.0%	86.0%	77.6%	74.5%	72.2%

2019 Performance and Awards: For 2019, performance for the CEO was determined to be 100.5% of base salary; performance for the Chief Banking Officer was determined to be 71.7% of base salary and performance for the Chief Executive of SB One Insurance Agency was determined to be 60.0% of base salary.

The following table summarizes the total 2019 annual incentive awards paid pursuant to the executive incentive plan. Payouts were made in February 2020 to the Chief Executive Officer and the other named executive officers.

	Total		Cash (50% of Total)		Restricted Stock (50% of Total)
	% of Salary	Amount ($)	% of Salary	Amount ($)	% of Salary	Amount ($)
Chief Executive Officer	100.5	528,993	50.2	279,501	50.2	279.492
Chief Banking Officer	71.7	200,864	35.9	100,431	35.9	100,433
Chief Executive Officer, SB One Insurance Agency	60.0	127,141	30.0	63,570	30.0	63,571

2019 Retention Awards

We made special retention awards to each of our NEOs in 2019 in the form of time-based restricted stock. These one-time awards were intended to recognize and reward the NEOs for their performance and their role in the growth of the Company following the acquisition of Enterprise Bank, NJ in December 2018 and its subsequent integration into the Company. The retention awards are also intended to provide the NEOs with additional incentives to remain employed with us, as such awards will vest in three annual installments, subject to the NEOs’ continued employment through the applicable vesting date.

Executive	Retention Award ($)
Anthony Labozzetta	170,880
Vito Giannola	85,440
George Lista	72,624

Executive Benefits

The Company’s executive compensation program include base salary, annual cash incentive awards, longterm incentive awards and other benefit and perquisites, such as retirement programs.

The Company provides select executives certain benefits and perquisites, which the Compensation Committee believes are reasonable and consistent with the Company’s overall compensation philosophy. The Compensation Committee regularly reviews and refines executive benefits to ensure market competitiveness.

Executive Perquisites. The Company provides a limited number of perquisites to key executives that the Compensation Committee believes are necessary for conducting business are reasonable and enable us to attract and retain high performing employees for our key senior management positions. These benefits also allow our executives to maintain direct contact and involvement with current and prospective customers, as well as non-profit organizations in the communities in which we do business. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

The primary perquisites are: corporate owned automobiles for certain executives, club memberships for certain executives and life insurance programs. These perquisites represent a relatively insignificant portion of the total compensation of each named executive officer. The aggregate incremental cost to the Company for these perquisites is set forth in the Summary Compensation Table under the “All Other Compensation” column and related notes.

Risk Management

The Compensation Committee annually reviews our executive compensation program to ensure it does not encourage unnecessary or excessive risk taking. In reviewing the program for risk, the goal of the Compensation Committee is to design an executive compensation program that encourages prudent risk management and discourages inappropriate risk-taking by granting balanced portfolio of executive compensation that includes fixed and variable pay, annual and long-term pay, cash and equity.

Summary Compensation Table

The table below sets forth the compensation paid to our NEOs during each of the last two completed fiscal years (or the completed fiscal years during which the executive was a named executive officer, if less).

Anthony Labozzetta	—	President and Chief Executive Officer
Vito Giannola	—	Senior Executive Vice President and Chief Banking Officer
George Lista	—	Chief Executive Officer, SB One Insurance Agency

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Anthony Labozzetta,	2019	556,304	279,492	279,501	129,427	1,244,724
President and Chief Executive Officer	2018	529,813	290,984	290,989	117,525	1,229,311
Vito Giannola,	2019	277,371	100,431	100,433	8,348	486,583
Senior Executive Vice President and Chief Banking Officer	2018	255,816	82,066	82,066	7,911	427,859
George Lista,	2019	211,512	63,570	63,571	240,355	579,009
Chief Executive Officer, SB One Insurance Agency	2018	200,729	46,472	46,494	179,558	473,253

(1)	The amounts set forth represent the aggregate grant date fair value of the stock awards and option awards, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that the named executive officers will recognize. Assumptions used in the calculation of these amounts are included in Note 18— Stock Incentive Plans to our fiscal year 2019 consolidated financial statements, which is included in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

(2)	Amounts in this column are set forth in the table below and include life insurance premiums, 401(k) employer contributions, health savings account (“HSA”), contributions, SERPs, contributions and commissions. The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms and operation. In addition, for 2019, the named executive officers were provided certain non-cash perquisites and personal benefits that did not exceed $10,000 in the aggregate for any individual and are not included in the reported figures.

Name	Life Insurance Premiums($)	401(k) Employer Contributions ($)	HSA Contributions ($)	SERP Contributions ($)	Commissions ($)	Total ($)
Anthony Labozzetta	2,257	7,950	—	119,220	—	129,427
Vito Giannola	398	7,950	—	—	—	8,348
George Lista	4,155	7,950	1,250	—	227,000	240,355

Outstanding Equity Awards at Fiscal Year-End Table

The table below sets forth information regarding our named executive officers’ stock options and stock awards outstanding at December 31, 2019, whether granted in 2019 or earlier, including awards that have been transferred other than for value.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) ($)
Anthony Labozzetta (2)(3)	2/24/2016	6,730	4,486	12.83	2/23/2026	5/03/2019	8,000	199,360
	2/6/2015	5,221	1,305	10.25	2/6/2025	2/04/2019	13,293	331,262
	11/5/2014	18,000	—	9.97	11/5/2024	7/31/2018	5,528	137,758
						2/28/2018	3,800	94,696
						1/25/2017	8,355	208,207
Vito Giannola (2)(4)	2/24/2016	5,000	2,000	12.83	2/23/2026	5/03/2019	4,000	99,680
	11/5/2014	5,000	—	9.97	11/5/2024	2/04/2019	3,749	93,425
						7/31/2018	2,488	62,001
						2/28/2018	1,101	27,437
						1/25/2017	3,296	82,136

George Lista(5)	—	—	—	—	—	5/3/2019	3,400	84,728
						2/22/2019	553	13,781
						2/04/2019	1,570	39,124
						7/31/2018	2,211	55,098
						3/2/2018	815	20,310
						1/25/2017	1,334	33,243

(1)	Market value is calculated on the basis of $24.92 per share, which is the closing sales price for our common stock on December 31, 2019, the final trading day of the year.

(2)	Options vest one-fifth annually for five years following grant date.

(3)	4,355 shares will vest on January 25, 2020; 13,293 shares will vest over three years beginning on February 4, 2020; 3,800 shares will vest over two years beginning February 28, 2020; 8,000 shares will vest over three years beginning on May 3, 2020; 5,528 shares will vest over two years beginning July 31, 2020; and 4,000 shares will vest over two years beginning January 25, 2021.

(4)	1,496 shares will vest on January 25, 2020; 3,749 shares will vest over three years beginning on February 4, 2020; 1,101 shares will vest over two years beginning February 28, 2020; 4,000 shares will vest over three years beginning on May 3, 2020; 2,488 shares will vest over two years beginning July 31, 2020; and 1,800 shares will vest over two years beginning January 25, 2021.

(5)	1,334 shares will vest on January 25, 2020; 1,570 shares will vest over three years beginning on February 4, 2020; 553 shares will vest over three years beginning on February 22, 2020; 815 shares will vest over two years beginning March 2, 2020; 3,400 shares will vest over three years beginning on May 3, 2020; and 2,211 shares will vest over two years beginning July 31, 2020.

Long-term Incentive Compensation

Long-term incentives are provided to the named executive officers through awards made under the equity plans established by the Company and SB One Bank from time to time.

Amended and Restated Executive Incentive and Deferred Compensation Plan

Under the SB One Bank Amended and Restated Executive Incentive and Deferred Compensation Plan (the “Plan”) our executives who are selected to participate in the Plan may earn awards paid in both cash and shares of our common stock; provided, that certain Company-wide and/or individual performance criteria are met. The Compensation Committee annually determines performance criteria for each participating executive. Grants of common stock are subject to a three-year vesting requirement, and all awards are subject to repayment in the metrics on which the award is based are subsequently determined not to have been satisfied, due to a financial restatement or otherwise. Participants in the Plan have the option to defer some or all of their compensation or cash incentive awards. Amounts so deferred will earn interest at a rate equal to the average interest rate earned by SB One Bank on its investment portfolio.

2019 Equity Incentive Plan

Effective April 24, 2019, our shareholders approved the 2019 Equity Incentive Plan (the “2019 Equity Plan”). The 2019 Equity Plan permits the Company to grant options, restricted stock, restricted stock units, and unrestricted stock to any employee, officer, non-employee director, consultant or advisor of the Company or its affiliates and any other individual whose participation is determined to be in the best interests of the Company.

Except with respect to a maximum of 5% of the aggregate share limit under the 2019 Equity Plan, time-based vesting awards may not vest any more rapidly than the one year anniversary of the grant date, and awards which vest based on future performance must be subject to a performance period of at least 12 months. However, the Compensation Committee may provide for earlier vesting in the event of the grantee’s death or disability or in the event of a “change in control,” as defined in the 2019 Equity Plan.

Upon the occurrence of a “change in control,” as defined in the 2019 Equity Plan, all outstanding shares of restricted stock and all restricted stock units subject to time-based vesting will become immediately vested, and the shares of stock or cash subject thereto will be delivered immediately before the occurrence of the change in control. With respect to awards which vest based on future performance, upon the occurrence of a change in control, such awards will become vested, if at all, immediately before the occurrence of the change in control based (i) first upon the actual achievement of the applicable performance goals (based on pro-rated performance metrics through a date reasonably proximal to the change in control), or, if actual performance is not determinable, then target performance, and (ii) then further pro-rated based upon the ratio of the number of days from the first day of the applicable performance period to and including the date of the occurrence of such change in control to the total number of days in the applicable performance period, each as determined by the Compensation Committee. In addition, either or both of the following two actions will be taken:

•	At least 15 days before the scheduled completion of the change in control, all options will become immediately exercisable and will remain exercisable for a period of 15 days, which exercise will be effective upon the consummation of the change in control; and/or

•	The Compensation Committee may provide that awards, whether or not exercisable, will be terminated and the holders of awards will receive an amount in cash or securities based on the formula or fixed price per share paid to stockholders.

In general, a “change in control” means:

•	a person or group becomes the beneficial owner of more than 50% of the combined voting power of our voting stock on a fully diluted basis;

•	individuals who constitute the Board (and new directors whose election or nomination for election was approved by a majority of such members) cease to constitute a majority of the Board;

•	a merger or consolidation of the Company, other than any such transaction in which the holders of our voting securities prior to the transaction own at least a majority of the voting power of the surviving entity immediately after the transaction;

•	a sale of all or substantially all of our assets to another person or group; or

•	the consummation of a dissolution or liquidation of the Company.

If the Company is the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities that does not constitute a change in control, any option outstanding under the 2019 Equity Plan will apply to the securities to which a holder of the number of shares of common stock subject to the option would have been entitled immediately following the transaction, with a corresponding proportionate adjustment of the option exercise price, and performance-based awards will be adjusted accordingly.

We may reserve the right in an award agreement to cause a forfeiture of the gain realized by a grantee with respect to an award on account of actions taken by, or failed to be taken by, such grantee in violation or breach of, or in conflict with, any employment agreement, non-competition agreement, agreement prohibiting solicitation of employees or clients of the Company or any affiliate, confidentiality obligations with respect to the Company or any affiliate, or otherwise in competition with the Company or any affiliate, to the extent specified in such award agreement. We may annul an outstanding award if the grantee thereof is an employee and is terminated for “Cause” as defined in the applicable award agreement or the 2019 Equity Plan, as applicable.

Any award granted pursuant to the 2019 Equity Plan will be subject to mandatory repayment by the grantee to the Company to the extent (i) set forth in the 2019 Equity Plan or in an award agreement, or (ii) the grantee is or becomes subject to a Company or affiliate clawback policy, or any applicable laws which impose mandatory recoupment.

2013 Equity Incentive Plan

The Company also sponsors and maintains the 2013 Equity Incentive Plan (the “2013 Equity Plan”), which was originally effective April 24, 2013. Prior to the approval of the 2019 Equity Plan, the Company granted equity incentive awards, including options and restricted shares, to eligible recipients pursuant to the terms and conditions of the 2013 Equity Plan. As of the approval of the 2019 Equity Plan, no further awards will be granted under the 2013 Equity Plan, but outstanding awards granted under the 2013 Equity Plan shall continue to be governed by the terms of the 2013 Equity Plan.

Subject to the exceptions described below, upon the occurrence of a “change in control,” as defined in the 2013 Equity Plan, all outstanding shares of restricted stock and all stock units will become immediately vested, and the shares of stock subject to outstanding stock units will be delivered immediately before the occurrence of the change in control. In addition, either of the following two actions will be taken:

•	15 days before the scheduled completion of the change in control, all options will become immediately exercisable and will remain exercisable for a period of 15 days, which exercise will be effective upon the consummation of the change in control; or

•	the Compensation Committee may provide that awards, whether or not exercisable, will be terminated and the holders of awards will receive an amount in cash or securities based on the formula or fixed price per share paid to stockholders.

In general, a “change in control” means:

•	a person or group becomes the beneficial owner of more than 50% of the combined voting power of our voting stock on a fully diluted basis;

•	individuals who constitute the Board (and new directors whose election or nomination for election was approved by a majority of such members) cease to constitute a majority of the Board;

•	a merger or consolidation of the Company, other than any such transaction in which the holders of our voting securities prior to the transaction own at least a majority of the voting power of the surviving entity immediately after the transaction;

•	a sale of all or substantially all of our assets to another person or group; or

•	the stockholders adopt a plan or proposal for dissolution or liquidation of the Company.

If the Company is the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities that does not constitute a change in control, any option outstanding under the 2013 Equity Plan will apply to the securities to which a holder of the number of shares of common stock subject to the option would have been entitled immediately following the transaction, with a corresponding proportionate adjustment of the option exercise price

The Compensation Committee may provide for different provisions to apply to an award under the 2013 Equity Plan than those described above.

We may reserve the right in an award agreement to cause a forfeiture of the gain realized by a grantee with respect to an award on account of actions taken by, or failed to be taken by, such grantee in violation or breach of, or in conflict with, any employment agreement, non-competition agreement, agreement prohibiting solicitation of employees or clients of the Company or any affiliate, confidentiality obligations with respect to the Company or any affiliate, or otherwise in competition with the Company or any affiliate, to the extent specified in such award agreement. We may annul an outstanding award if the grantee thereof is an employee and is terminated for “Cause” as defined in the applicable award agreement or the 2013 Equity Plan, as applicable.

Employment Agreements and Other Material Agreements

Anthony Labozzetta

The Company and SB One Bank are parties to an employment agreement with Mr. Labozzetta, pursuant to which he serves as President and Chief Executive Officer of the Company and SB One Bank. The employment agreement provides for a three-year term which is automatically extended for an additional year annually unless either party provides written notice terminating the automatic extension. The employment agreement provides that Mr. Labozzetta will receive a base salary of at least $315,000, subject to increase or decrease as determined by the Board. Pursuant to the terms of his employment agreement, Mr. Labozzetta was granted 50,000 shares of our common stock, subject to forfeiture and restricted from transfer during the “Restricted Period,” as such term is defined in the employment agreement. 80% of these shares were vested as of January 1, 2016 and the remaining 20% vested on January 1, 2017. He is also entitled to receive customary fringe benefits, including an automobile, consistent with his position as President and Chief Executive Officer of the Company and SB One Bank.

Mr. Labozzetta’s employment agreement permits us to terminate him for cause (as defined in the agreement) at any time. In the event Mr. Labozzetta is terminated for any reason other than cause, or in the event Mr. Labozzetta resigns his employment because he is reassigned to a position of lesser rank or status than President and Chief Executive Officer, his place of employment is relocated by more than 50 miles from its location on the date of the employment agreement, or his compensation or other benefits are reduced, Mr. Labozzetta, or in the event of his death, his beneficiary, will be entitled to receive his base salary at the time of such termination or resignation for the remaining term of the employment agreement, or one year, whichever is greater. In addition, we will continue to provide Mr. Labozzetta with certain insurance and other benefits through the end of the term of the employment agreement.

Mr. Labozzetta’s employment agreement also contains a change in control provision which would entitle Mr. Labozzetta to receive an amount equal to the base salary he would have received had the employment agreement terminated according to its term, except that after the fifth anniversary of Mr. Labozzetta’s employment, he will be entitled to a payment equal to 2.99 times his then current base salary and 2.99 times the greater of the last bonus actually paid to him or his current bonus eligibility, assuming he performed at the targeted level. Mr. Labozzetta’s employment agreement also contains a “gross-up payment” in the event any excise tax is imposed on the benefits payable to Mr. Labozzetta upon a change in control. Mr. Labozzetta would also be entitled to continuation of his health, medical, hospital and life insurance benefits for a period of three years.

On July 20, 2011, we entered into a SERP, a non-qualified defined contribution pension plan that provides supplemental retirement income for Mr. Labozzetta. The SERP was effective as of January 1, 2011. Based on the attainment of certain annual performance targets, we will make annual contributions up to a maximum of 22% of Mr. Labozzetta’s annual base salary to the SERP for the benefit of Mr. Labozzetta. Any amounts credited to the SERP will accrue interest equal to that paid by U.S. 10-year Treasury Notes for each applicable year. The SERP provides for the benefits to be paid monthly over a five-year period commencing the first day of the month following the later of Mr. Labozzetta’s 65 birthday, normal retirement age or termination of employment.

If Mr. Labozzetta’s employment is terminated before normal retirement age, absent a change in control and other than by us for cause, the amount of the benefit payable to Mr. Labozzetta would be a 100% vested interest in his account if he completed at least 10 years of plan participation. If Mr. Labozzetta is terminated by us without cause or as a result of Mr. Labozzetta’s Resignation for Good Reason (as defined in the SERP), Mr. Labozzetta would be entitled to a 100% vested interest in his account regardless of the number of years of plan participation. If Mr. Labozzetta is employed by us at the time of a Change of Control (as defined in the SERP), Mr. Labozzetta would automatically be entitled to a 100% vested interest in his account regardless of the number of years of plan participation. If Mr. Labozzetta would become disabled or die before reaching normal retirement age, either he or his beneficiary would be entitled to a 100% vested interest in his account. The SERP also contains a restrictive covenant conditioning Mr. Labozzetta’s receipt of the benefits on his compliance with the non-compete provisions as defined in his employment agreement.

Vito Giannola

In September 2010, the Company and SB One Bank entered into an employment agreement with Mr. Giannola. The employment agreement provides for the payment of an annual base salary, which is currently $300,000. The employment agreement further provides for participation in the incentive plan for executive officers of SB One Bank and any other employee benefit, incentive or retirement plans offered to employees generally or to senior management of SB One Bank. In the event that Mr. Giannola’s employment is terminated by the Company or SB One Bank without cause before a change in control of the Company, or if Mr. Giannola resigns for “good reason” as defined in the employment agreement, the Company or SB One Bank will continue to pay Mr. Giannola his then current base salary, and continue his health and other insurance benefits, for a period of one year. In the event that Mr. Giannola’s employment is terminated by the Company or SB One Bank upon the occurrence of a change in control of the Company or if Mr. Giannola resigns for cause within 18 months following the occurrence of a change in control of the Company, he is entitled to a lump sum payment equal to two times his then-current base salary. In the event of the termination of his employment with SB One Bank, for a period of one year following the date of such termination he will be subject to certain non-competition, non-solicitation, non-hire and cooperation covenants.

George Lista

In connection with George Lista’s continued service as President of SB One Insurance Agency, the Company and SB One Bank entered into an employment agreement dated January 29, 2020 with George Lista. The employment agreement provides for the payment of an annual base salary in the amount of $250,000 and an annual auto allowance of $15,300. The employment agreement further provides for participation in the incentive plan for executive officers of SB One Bank and any other employee benefit, incentive or retirement plans offered to employees generally or to senior management of SB One Bank. In the event that Mr. Lista’s employment is terminated by the Company or SB One Bank without cause before a change in control of the Company, or if Mr. Lista resigns for “good reason” as defined in the employment agreement, the Company or SB One Bank will continue to pay Mr. Lisa his then current base salary, and continue his health and other insurance benefits, for a period of one year. In the event that Mr. Lista’s employment is terminated by the Company or SB One Bank upon the occurrence of a change in control of the Company or if Mr. Lista resigns for cause within 18 months following the occurrence of a change in control of the Company, he is entitled to a lump sum payment equal to two times his then-current base salary. In the event of the termination of his employment with SB One Bank, for a period of one year following the date of such termination he will be subject to certain non-competition, non-solicitation, non-hire and cooperation covenants.

DIRECTOR COMPENSATION

Meeting Fees

Our non-employee directors receive an annual retainer of $15,000, except for the Chairman of the Board who receives an annual retainer of $78,000. In addition, non-employee directors, other than the Chairman of the Board, receive a per-meeting fee of $750. Members of our committees also receive fees for committee service or for serving as the chair of a committee. The chair of our Audit Committee receives an annual retainer of $2,000 and a per-meeting fee of $1,000 and committee members receive a per-meeting fee of $1,000. The chair of our Compensation Committee receives an annual retainer of $2,000 and a per-meeting fee of $750, and committee members receive a per-meeting fee of $750. All members of the Nominating and Corporate Governance Committee receive a per-meeting fee of $600.

Director Deferred Compensation Agreement

The Board originally adopted a Director Deferred Compensation Agreement (“DDCA”) for both SB One Bank and the Company in July 2006, which has subsequently been amended. Under the terms of the DDCA, a director may elect to defer all or a portion of his fees for the coming year. In June 2016, the Board of Directors adopted an amendment to the DDCA which supersedes the prior amendment from September 2015. The amendment, effective July 1, 2016, allows the Company’s Directors to elect to defer part or all of their fees into a stock account, consisting of the Company’s common stock, which is administered through a rabbi trust. The Company is responsible for submitting each director’s deferral to the trustee of the rabbi trust to be used for the purchase of the Company’s common stock. Distributions from the director’s stock account shall be made in the same medium, the Company’s common stock. The DDCA also provides an option to defer into a cash account that is credited with earnings at a rate equal to the average interest rate earned by us on our investment portfolio. The election of either stock or cash is completed by each director in advance of the year in which the fees are earned and cannot be changed for amounts deferred once the election is made for that year.

The participant’s benefit will be distributed to the participant or his beneficiary upon a change in control of the Company, the termination of the DDCA, the occurrence of an unforeseeable emergency, the termination of service or the participant’s death or disability. Upon distribution, a participant’s benefit will be paid in monthly installments over a period of ten years and will be paid in cash, to the extent such deferred amounts were credited with the average interest rate, and in stock, to the extent such deferred amounts were credits with the total return on our common stock.

Director Compensation Table

The table below sets forth information regarding compensation accrued or paid to our non-employee directors during the last fiscal year for their service on our Board. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below.

Name	Fees Earned or Paid In Cash (1) ($)	Stock Awards (2)(3) ($)	Total ($)
Patrick E. Brady(5)	28,000	16,575	44,575
Richard Branca	42,100	16,575	58,675
Katherine H. Caristia	13,490	—	13,490
Dominick J. D’Agosta	26,500	16,575	43,075
Salvatore A. Davino	33,250	16,575	49,825
Gail Gordon	21,600	—	21,600
Mark J. Hontz	60,300	16,575	76,875
Edward J. Leppert	78,000	43,297	121,297
Walter E. Loeffler	44,850	16,575	61,425
Michael F. Lombardi	32,800	16,575	49,375
Michael X. McBride	33,050	16,575	49,625
Robert McNerney	41,050	16,575	57,625

(1)	Includes retainer payments, meeting fees and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock awards and option awards granted to our directors. These amounts do not correspond to the actual value that the directors will recognize. Assumptions used in the calculation of these amounts are included in Note 18 — Stock Incentive Plans to our fiscal year 2019 consolidated financial statements, which is included in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

(3)	The following table lists the aggregate number of shares of restricted stock and options outstanding at yearend for each non-employee director:

Name	Restricted Stock (4) (#)
Patrick E. Brady	—
Richard Branca	1,404
Katherine H. Caristia	—
Dominick J. D’Agosta	1,192
Salvatore A. Davino	776
Gail Gordon	—
Mark J. Hontz	1,404
Edward J. Leppert	3,575
Walter E. Loeffler	1,192
Michael F. Lombardi	776
Michael X. McBride	1,404
Robert McNerney	1,404

(4)	Messrs. Brady, Branca, D’Agosta, Hontz, Loeffler, Lombardi and McBride, and Mses. Caristia and Gordon deferred $28,000, $42,100, $15,275, $15,075, $22,325, $33,800, $33,250 $6,150 and $8,350, respectively, of their fees pursuant to the DDCA.

(5)	Mr. Brady resigned from the Board effective September 24, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is certain information, as of December 31, 2019, regarding our equity compensation plans for which we have previously obtained shareholder approval and our equity compensation plans for which we have not previously obtained shareholder approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2004 Equity Incentive Plan	—	—	—
2013 Equity Incentive Plan	49,742	11.17	14,988
2019 Equity Incentive Plan	—	—	270,163
Equity compensation plans not approved by shareholders	—	—	—
Total	49,742	11.17	285,151

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information regarding the beneficial ownership of shares of our common stock as of April 21, 2020, by (i) each director and nominee for director, (ii) each named executive officer, (iii) all our directors and executive officers as a group and (iv) each person who is known by us to beneficially own 5% or more of our outstanding common stock. Other than as set forth in this table, we are not aware of any individual or group that holds in excess of 5% of our outstanding common stock. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o SB One Bancorp, 95 State Route 17, Paramus, New Jersey 07652.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding
Directors and Named Executive Officers
Richard Branca(2)	87,641	*
Salvatore A. Davino(3)	364,665	3.9%
Vito Giannola(4)	80,082	*
Gail Gordon(5)	1,144	*
Mark J. Hontz(6)	17,980	*
Edward J. Leppert(7)	142,959	1.5%
Walter E. Loeffler(8)	10,241	*
Michael F. Lombardi(9)	98,530	1.0%
Michael X. McBride(10)	11,257	*
Robert McNerney(11)	12,810	*
Anthony Labozzetta(12)	338,661	3.6%
George Lista(13)	82,516	*
Peter Michelotti(14)	40,039	*
Directors & Officers as a Group (15 persons)	1,411,857	14.9%
Other Shareholders:
The Banc Funds Company, L.L.C. (15) 20 North Wacker Drive Chicago, Illinois 60606	843,148	8.9%

*	Less than 1% of the total outstanding shares of common stock.

(1)	This table is based solely upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 9,417,933 shares outstanding on April 21, 2020, plus any shares of common stock such person or group has the right to acquire within 60 days of April 21, 2020.

(2)	Consists of: (a) 68,680 shares as to which Mr. Branca has sole voting and investment power; (b) 1,404 unvested shares of restricted stock as to which he has sole voting power; and (c) 17,588 shares issuable pursuant to the DDCA.

(3)	Consists of: (a) 363,889 shares as to which Mr. Davino has sole voting and investment power; and (b) 776 unvested shares of restricted stock as to which he has sole voting power.

(4)	Consists of: (a) 47,496 shares as to which Mr. Giannola has sole voting and investment power; b) 19,414 unvested shares of restricted stock as to which he has sole voting power; and (c) 9,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2020.

(5)	Consists of: (a) 700 shares as to which Ms. Gordon has sole voting and investment power; and (b) 444 shares issuable pursuant to the DDCA.

(6)	Consists of: (a) 6,135 shares as to which Mr. Hontz has sole voting and investment power; (b) 1,404 unvested shares of restricted stock as to which he has sole voting power; (c) 5,417 shares issuable pursuant to the DDCA; and (d) 5,024 shares held in an IRA for Mr. Hontz’s benefit as to which he has sole voting and investment power.

(7)	Consists of: (a) 55,678 shares as to which Mr. Leppert has sole voting and investment power; (b) 3,575 unvested shares of restricted stock as to which he has sole voting power; (c) 28,227 shares held in an IRA for Mr. Leppert’s benefit as to which he has sole voting and investment power; (d) 11,055 shares held in an IRA for his spouse which he has no voting or investment power; (e) 41,223 shares issuable pursuant to the DDCA; and (f) 3,200 shares issuable pursuant to options exercisable within 60 days of April 21, 2020.

(8)	Consists of: (a) 6,900 shares as to which Mr. Loeffler has sole voting and investment power; (b) 1,192 unvested shares of restricted stock as to which he has sole voting power; and (c) 2,059 shares issuable pursuant to the DDCA.

(9)	Consists of: (a) 36,137 shares as to which Mr. Lombardi has sole voting and investment power; (b) 776 unvested shares of restricted stock as to which he has sole voting power; (c) 56,979 shares held in by a profit sharing plan as to which he has sole voting power; (d) 1,689 shares issuable pursuant to the DDCA; (e) 1,815 shares where he has shared voting power with his father; and (f) 1,134 shares held in an investment club as to which he has sole voting and investment power.

(10)	Consists of: (a) 5,797 shares as to which Mr. McBride has sole voting and investment power; (b) 1,404 unvested shares of restricted stock as to which he has sole voting power; and (c) 4,056 shares issuable pursuant to the DDCA.

(11)	Consists of: (a) 2,793 shares as to which Mr. McNerney has sole voting and investment power; (b) 1,404 unvested shares of restricted stock as to which he has sole voting power; and (c) 8,614 shares issuable pursuant to the DDCA.

(12)	Consists of: (a) 246,075 shares as to which Mr. Labozzetta has sole voting and investment power; (b) 47,633 unvested shares of restricted stock as to which he has sole voting power; (c) 7,646 shares held for the benefit of his sons as to which he has sole voting and investment power; (d) 3,809 shares held in an IRA for his spouse which he has no voting or investment power; and (e) 33,498 shares issuable pursuant to options exercisable within 60 days of April 21, 2020.

(13)	Consists of: (a) 68,898 shares as to which Mr. Lista has sole voting and investment power; (b) 12,515 unvested shares of restricted stock as to which he has sole voting power; and (c) 1,103 shares held in an IRA for Mr. Lista’s benefit as to which he has sole voting and investment power.

(14)	Consists of: (a) 14,824 shares as to which Mr. Michelotti has sole voting and investment power; (b) 3,278 unvested shares of restricted stock as to which he has sole voting power; (c) 90 shares held in an IRA for his spouse which he has no voting or investment power; and (d) 21,847 shares held in the name of P. Michelotti and Sons as to which he has shared voting power with Lawrence Michelotti, Jr.

(15)	Based on information provided by The Banc Funds Company, L.L.C. in a Schedule 13G/A filed with the SEC on February 13, 2020. The Banc Funds Company, L.L.C. is the beneficial owner of 843,148 shares and has sole voting power and sole dispositive power with respect to all of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDPENENDENCE

TRANSACTIONS WITH RELATED PERSONS

We have made in the past and, assuming continued satisfaction of generally applicable credit standards, expect to continue to make loans to directors, executive officers and their associates (i.e. corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of 10% or more). These loans have all been made in the ordinary course of our business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features.

Other than the ordinary course lending transactions described above, which must be approved by our Board under bank regulatory requirements, all related-person transactions are reviewed and approved by our Audit Committee. This authority is provided to our Audit Committee under its written charter. In reviewing these transactions, our Audit Committee seeks to ensure that each transaction is no less favorable than a transaction with an unaffiliated third party.

Compensation arrangements for our directors and named executive officers are described above under the sections entitled “Director Compensation” and “Executive Compensation.”

Certain Related-Person Transactions

Other than compensation arrangements and ordinary course lending transactions that (i) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loan with persons that were not related to the Company and (ii) did not involve more than the normal risk of collectability or present other unfavorable features, the following is a description of transactions since January 1, 2019 to which we were a participant or will be a participant, and in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

We rent our Augusta, New Jersey office location from a real estate management company of which our executive officer, Mr. Lista, is a 50% owner. The lease expired in July 2017. The Company paid to the real estate management company $154,959 and $151,987 for the years ended December 31, 2019 and 2018, respectively.

Board of Directors Independence

Rule 5605 of the NASDAQ Marketplace Rules (the “NASDAQ Listing Rules”) requires that independent directors compose a majority of a listed company’s board of directors. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Rule 5605(a)(2) of the NASDAQ Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the NASDAQ Listing Rules, members of a compensation committee must also satisfy independence requirements set forth in Rule 10C-1 under the Exchange Act and NASDAQ Listing Rule 5605(d)(2). Pursuant to Rule 10C-1 under the Exchange Act and NASDAQ Listing Rule 5605(d)(2), in affirmatively determining the independence of a member of a compensation committee of a listed company, the board of directors must consider all factors specifically relevant to determining whether that member has a relationship with the company which is material to that member’s ability to be independent from management in connection with the duties of a compensation committee member, including: (a) the source of compensation of such member, including any consulting, advisory or other compensatory fee paid by the company to such member; and (b) whether such member is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board consults with our legal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ Listing Rules, as in effect from time to time. Consistent with these considerations, the Board has affirmatively determined that all of its directors, including the director nominees, satisfy general independence requirements under the NASDAQ Listing Rules, other than Messrs. Labozzetta and Michelotti. In making this determination, the Board found that none of the directors, other than Messrs. Labozzetta and Michelotti, had a material or other disqualifying relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each director, other than Messrs. Labozzetta and Michelotti, is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board determined that Mr. Labozzetta, our President and Chief Executive Officer, and Mr. Michelotti, our Senior Executive Vice President and Chief Operating Officer, are not independent directors by virtue of their respective current employment with us. The Board also determined that each member of the Audit, Compensation, and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

During the fiscal years ended December 31, 2019 and 2018, we retained and paid BDO USA, LLP to provide audit and other services as follows:

	2019	2018
Audit Fees(1)	$266,220	$355,040
Audit-Related Fees(2)	$—	$122,900
Tax Fees(3)	$—	$29,420
All Other Fees	$—	$—
Total	$266,220	$507,360

(1)	Includes professional services rendered for the audit of our annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.

(2)	Assurance and related services reasonably related to the performance of the audit or review of financial statements include the following: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions and other attest services not required by statute or regulation.

(3)	Tax fees include the following: preparation of state and federal tax returns, PA Bankshare tax return and assistance with calculating estimated tax payments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements of the Company were previously filed with the Initial Form 10-K.

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
Dated: April 29, 2020

