Form 10-Q
period 2020-03-31
SB ONE BANCORP
filed 2020-05-11
CIK 1028954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Yes ☐     No ☒

As of May 4, 2020 there were 9,432,466 shares of common stock, no par value, outstanding.

SB ONE BANCORP

FORM 10‑Q

2

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10‑Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “project,” “expect,” “anticipate,” “should,” “may,”  “will,” “intend,” “planned,” “estimated,” “potential” or similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

•	effects of the coronavirus disease 2019 ("COVID-19") pandemic on the economy generally and on us in particular;
•

the expected growth opportunities or cost savings from the merger (the "Merger") with Provident Financial Services, Inc. ("Provident") may not be fully realized or may take longer to realize than expected;

•	our business and Provident's business may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;
•	deposit attrition, operating costs, customer losses and business disruption following the Merger, including adverse effects on relationships with employees and customers, may be greater than expected;
•	the regulatory approvals required for the Merger may not be obtained on the proposed terms or on the anticipated schedule;
•	our shareholders may fail to approve the Merger;
•	changes in the interest rate environment that reduce margins;
•	changes in the regulatory environment;
•	the highly competitive industry and market area in which we operate;
•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in credit market conditions;
•	changes in the securities markets which affect investment management revenues;
•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments, which could adversely affect our financial condition;
•	changes in technology used in the banking business;
•	the soundness of other financial services institutions, which may adversely affect our credit risk;
•	our controls and procedures may fail or be circumvented;
•	new lines of business or new products and services, which may subject us to additional risks;
•	changes in key management personnel which may adversely impact our operations;
•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the recent financial crisis;

i

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;
•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the acquisition of Community Bank of Bergen County (“Community”);
•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the acquisition of Enterprise Bank, NJ (“Enterprise”); and
•	other factors detailed from time to time in our filings with the SEC.

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

ii

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SB ONE BANCORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$12,377	$9,525
Interest-bearing deposits with other banks	27,928	34,161
Cash and cash equivalents	40,305	43,686
Interest bearing time deposits with other banks	200	200
Securities available for sale, at fair value	232,205	212,181
Securities held to maturity, at amortized cost (fair value of $6,399 and $4083 at March 31, 2020 and December 31, 2019, respectively)	6,339	4,012
Other Bank Stock, at cost	12,487	12,498
Loans receivable, net of unearned income	1,685,138	1,628,846
Less: allowance for loan losses	10,867	10,267
Net loans receivable	1,674,271	1,618,579
Foreclosed real estate	3,097	3,793
Premises and equipment, net	19,055	19,080
Right-of-use assets, net	4,535	4,644
Accrued interest receivable	6,856	6,175
Goodwill and intangibles	28,948	29,039
Bank-owned life insurance	36,936	37,209
Other assets	15,002	10,561
Total Assets	$2,080,236	$2,001,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$285,857	$258,311
Interest bearing	1,312,694	1,266,730
Total deposits	1,598,551	1,525,041
Short-term borrowings	196,145	193,000
Long-term borrowings	34,127	40,114
Lease liability	4,676	4,727
Accrued interest payable and other liabilities	23,952	11,677
Subordinated debentures	27,871	27,869
Total Liabilities	1,885,322	1,802,428
Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 15,000,000 shares authorized; 9,649,140 and 9,589,201 shares issued and 9,417,933 and 9,357,994 shares outstanding at March 31, 2020 and December 31, 2019, respectively	151,543	151,165
Treasury stock, at cost; 231,207 shares at March 31, 2020 and December 31, 2019, respectively	(5,132)	(5,132)
Deferred compensation obligation under Rabbi Trust	1,882	1,852
Retained earnings	59,037	54,706
Accumulated other comprehensive (loss)	(10,534)	(1,510)
Stock held by Rabbi Trust	(1,882)	(1,852)
Total Stockholders' Equity	194,914	199,229
Total Liabilities and Stockholders' Equity	$2,080,236	$2,001,657

See Notes to Consolidated Financial Statements

SB ONE BANCORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2020	2019
INTEREST INCOME
Loans receivable, including fees	$19,330	$18,160
Securities:
Taxable	1,508	1,175
Tax-exempt	119	448
Interest bearing deposits	20	49
Total Interest Income	20,977	19,832
INTEREST EXPENSE
Deposits	4,340	3,864
Borrowings	1,141	1,214
Subordinated debentures	316	315
Total Interest Expense	5,797	5,393
Net Interest Income	15,180	14,439
PROVISION FOR LOAN LOSSES	879	571
Net Interest Income after Provision for Loan Losses	14,301	13,868
NON -INTEREST INCOME
Service fees on deposit accounts	319	330
ATM and debit card fees	245	231
Bank-owned life insurance	228	230
Insurance commissions and fees	2,598	2,562
Investment brokerage fees	15	56
Other	276	224
Total Non-Interest Income	3,681	3,633
NON-INTEREST EXPENSES
Salaries and employee benefits	6,770	6,130
Occupancy, net	879	779
Data processing	1,054	940
Furniture and equipment	318	318
Advertising and promotion	112	132
Professional fees	443	462
Director fees	177	145
FDIC assessment	252	166
Insurance	32	30
Stationary and supplies	91	84
Merger-related expenses	315	—
Loan collection costs	75	120
Net expenses and write-downs related to foreclosed real estate	90	65
Amortization of intangible assets	91	102
Other	668	705
Total Non-Interest Expenses	11,367	10,178
Income before Income Taxes	6,615	7,323
EXPENSE FOR INCOME TAXES	1,487	1,500
Net Income	5,128	5,823
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities arising during the period	1,073	2,912
Fair value adjustments on derivatives	(13,933)	(1,734)
Income tax related to items of other comprehensive income	3,836	(302)
Other comprehensive (loss) income, net of income taxes	(9,024)	876
Comprehensive (loss) income	$(3,896)	$6,699
EARNINGS PER SHARE
Basic	$0.55	$0.62
Diluted	$0.55	$0.62

See Notes to Consolidated Financial Statements

SB ONE BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020 and 2019

(Unaudited)

			Deferred		Accumulated	Stock
	Number of		Compensation		Other	Held by		Total
	Shares	Common	Obligation Under	Retained	Comprehensive	Rabbi	Treasury	Stockholders'
(Dollars in Thousands)	Outstanding	Stock	Rabbi Trust	Earnings	Income	Trust	Stock	Equity
Balance December 31, 2018	9,532,943	$150,419	$1,647	$35,192	$(167)	$(1,647)	$—	$185,444
Net income	—	—	—	5,823	—	—	—	5,823
Other comprehensive loss	—	—	—	—	876	—	—	876
Funding of Supplemental Director Retirement Plan	—	—	42	—	—	(42)	—	—
Common stock issued	—	—	—	—	—	—	—	—
Treasury shares purchased	(88,091)	—	—	—	—	—	(1,926)	(1,926)
Restricted stock granted	41,832	—	—	—	—	—	—	—
Restricted stock forfeited	(15,954)	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	190	—	—	—	—	—	190
Dividends declared on common stock ($0.75 per share)	—	—	—	(712)	—	—	—	(712)
Balance March 31, 2019	9,470,730	$150,609	$1,689	$40,303	$709	$(1,689)	$(1,926)	$189,695

Balance December 31, 2019	9,357,994	$151,165	1,852	$54,706	$(1,510)	(1,852)	$(5,132)	$199,229
Net income	—	—	—	5,128	—	—	—	5,128
Other comprehensive (loss)	—	—	—	—	(9,024)	—	—	(9,024)
Funding of Supplemental Director Retirement Plan	—	—	30	—	—	(30)	—	—
Treasury shares issued	—	—	—	—	—	—	—	—
Restricted stock granted	59,939	—	—	—	—	—	—	—
Compensation expense related to stock option and restricted stock grants	—	378	—	—	—	—	—	378
Dividends declared on common stock ($0.15 per share)	—	—	—	(797)	—	—	—	(797)
Balance March 31, 2020	9,417,933	$151,543	$1,882	$59,037	$(10,534)	$(1,882)	$(5,132)	$194,914

See Notes to Consolidated Financial Statements

SB ONE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$5,128	$5,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	879	571
Depreciation and amortization	479	537
Net amortization of securities premiums and discounts	313	501
Amortization of subordinated debt issuance costs	2	3
Net realized (gain) on sale of foreclosed real estate	(54)	9
Write-downs of and provisions for foreclosed real estate	51	6
Deferred income tax (benefit)	(257)	(1,534)
Earnings on bank-owned life insurance	(228)	(230)
Compensation expense for stock options and restricted stock grants	378	191
Decrease (increase) in assets:
Accrued interest receivable	(681)	(43)
Other assets	(132)	(1,556)
Increase in accrued interest payable and other liabilities	(1,815)	(454)
Net Cash Provided by Operating Activities	4,063	3,824
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(22,903)	(9,565)
Maturities, calls and principal repayments	3,645	2,072
Securities held to maturity:
Purchases	(2,534)	(200)
Maturities, calls and principal repayments	200	239
Net (increase) in loans	(56,571)	(39,026)
Proceeds from the sale of foreclosed real estate	699	893
Purchases of bank premises and equipment	(363)	(678)
Payback of bank owned life insurance	501	—
Net (increase) in other bank stock	11	2,417
Net Cash Used in Investing Activities	(77,315)	(43,848)
Cash Flows from Financing Activities
Net increase in deposits	73,510	107,385
Net increase (decrease) in short-term borrowed funds	3,145	(60,495)
Proceeds from long-term borrowings	13	46
Repayment of long-term borrowings	(6,000)	(7,949)
Purchase of treasury stock	—	(1,926)
Dividends paid	(797)	(712)
Net Cash Provided by Financing Activities	69,871	36,349
Net increase in Cash and Cash Equivalents	(3,381)	(3,675)
Cash and Cash Equivalents - Beginning	43,686	26,678
Cash and Cash Equivalents - Ending	$40,305	$23,003
Supplementary Cash Flows Information
Interest paid	$5,594	$5,252
Income taxes paid	$5,498	$96

See Notes to Consolidated Financial Statements໿໿

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SB One Bancorp, (“we,” “us,” “our” or the “Company”) and our wholly owned subsidiary SB One Bank (the “Bank”). The Bank’s wholly owned subsidiaries are SCB Investment Company, Inc., SCBNY Company, Inc., ClassicLake Enterprises, LLC, GFR Maywood, LLC, PPD Holding Company, LLC, Community Investing Company, Inc., 490 Boulevard Realty Corp., and SB One Insurance Agency Inc. ("SB One Insurance Agency"), a full service insurance agency located in Sussex County, New Jersey with a satellite office located in Bergen County, New Jersey. SB One Insurance Agency’s operations are considered a separate segment for financial disclosure purposes. All inter-company transactions and balances have been eliminated in consolidation. The Bank operates nineteen banking offices: eight located in Sussex County, New Jersey, four located in Bergen County, New Jersey, two located in Essex County, New Jersey, one located in Hudson County, New Jersey, one located in Middlesex County, New Jersey, one located in Union County, New Jersey, one located in Warren County, New Jersey, and one located in Queens County, New York.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Announcement of Merger Agreement

On March 12, 2020, the Company announced the signing of a definitive merger agreement with Provident Financial Services, Inc. (“Provident”) where Provident will acquire the Company in an all-stock transaction (the “Merger”). Each outstanding share of Company common stock will be exchanged for 1.357 shares of Provident common stock.  The Merger is expected to close in the third quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of the Company.

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

ASU 2019-01 will be effective for public business entities for fiscal years ending after December 15, 2019. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, FASB issued ASU 2017‑04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

In August 2017, FASB issued ASU 2017‑12 Derivatives and Hedging (Topic 815). The objective of the ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make improvements to simplify the application of hedge accounting guidance in current GAAP. The amendments in the ASU will, among other things, 1) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risks; 2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; 3) modify disclosures to include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges; and 4) eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. These changes will more closely align the results of cash flow and fair value hedge accounting with risk management activities and the presentation of hedge results in the financial statements. ASU 2017‑12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update with all transition requirements and elections being applied to hedging relationships existing on the date of adoption. The Company’s adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: a) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) The policy for timing of transfers between levels, c) The valuation process for Level 3 fair value measurements, c) For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a) In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; c) Clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018‑13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018‑14, Compensation-Retirement Benefits-Defined Benefit Plans - General (Topic 715‑20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018‑14 and modify the disclosure requirements under ASC 715‑201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: a) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;  b) the amount and timing of plan assets expected to be returned to the employer;  c) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law;  d) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; and  e) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets. For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: a) The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: a) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs more than plan assets; and  b) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018‑14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements and does not expect a material impact on its consolidated financial statements.

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

NOTE 2 – SECURITIES

Available for Sale

The amortized cost and approximate fair value of securities available for sale as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2020
U.S. government agencies	$8,235	$—	$(135)	$8,100
U.S. government-sponsored enterprises	53,906	22	(2,908)	51,020
State and political subdivisions	45,232	2,682	—	47,914
Mortgage-backed securities -
U.S. government-sponsored enterprises	82,891	3,160	(377)	85,674
Private mortgage-backed securities	26,858	331	(357)	26,832
Corporate Debt	13,005	92	(432)	12,665
	$230,127	$6,287	$(4,209)	$232,205
December 31, 2019
U.S. government agencies	$8,758	$5	$(84)	$8,679
U.S. government-sponsored enterprises	54,338	—	(1,089)	53,249
State and political subdivisions	31,501	938	(225)	32,214
Mortgage-backed securities -
U.S. government-sponsored enterprises	81,449	1,198	(178)	82,469
Private mortgage-backed securities	22,110	368	(33)	22,445
Corporate Debt	13,019	113	(7)	13,125
	$211,175	$2,622	$(1,616)	$212,181

Securities with a carrying value of approximately $4.1 million and $2.5 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for borrowings at the Federal Reserve Bank as required or permitted by applicable laws and regulations.

The amortized cost and fair value of securities available for sale at March 31, 2020 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments which pay principal on a periodic basis are not included in the maturity categories.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	12,914	13,013
Due after ten years	45,323	47,566
Total bonds and obligations	58,237	60,579
U.S. government agencies	8,235	8,100
U.S. government-sponsored enterprises	53,906	51,020
Mortgage-backed securities:
U.S. government-sponsored enterprises	82,891	85,674
Private mortgage-backed securities (1)	26,858	26,832
Total available for sale securities	$230,127	$232,205

There were no gross realized gains or losses on sales of securities available for sale and no gross realized losses for the three months ended March 31, 2020 and 2019, respectively.

Temporarily Impaired Securities

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by category and length of time that individual available for sale securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
U.S. government agencies	$2,404	$(64)	$5,696	$(71)	$8,100	$(135)
U.S. government-sponsored enterprises	28,184	(1,411)	20,400	(1,497)	48,584	(2,908)
State and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	19,331	(323)	4,310	(54)	23,641	(377)
Private mortgage-backed securities	12,101	(357)	—	—	12,101	(357)
Corporate Debt	8,089	(432)	—	—	8,089	(432)
Total temporarily impaired securities	$70,109	$(2,587)	$30,406	$(1,622)	$100,515	$(4,209)
December 31, 2019
U.S. government agencies	$—	$—	$5,966	$(84)	$5,966	$(84)
U.S. government-sponsored enterprises	44,110	(770)	9,139	(319)	53,249	(1,089)
State and political subdivisions	17,421	(225)	—	—	17,421	(225)
Mortgage-backed securities -
U.S. government-sponsored enterprises	17,205	(113)	4,973	(65)	22,178	(178)
Private mortgage-backed securities	6,973	(33)	—	—	6,973	(33)
Corporate Debt	2,142	(7)	—	—	2,142	(7)
Total temporarily impaired securities	$87,851	$(1,148)	$20,078	$(468)	$107,929	$(1,616)

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.  As of March 31, 2020, we reviewed our available for sale securities portfolio for indications of impairment. This review included analyzing the length of time and the extent to which the fair value was lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt and equity securities are evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position.

U.S. Government Agencies

At March 31, 2020 and December 31, 2019, the declines in fair value and the unrealized losses for our U.S. government agencies securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2020, there were seven securities with a fair value of $8.1 million that had an unrealized loss that amounted to $135 thousand.  As of March 31, 2020, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government agencies securities at March 31, 2020 were deemed to be other-than-temporarily impaired (“OTTI”).

At December 31, 2019, there were six securities with a fair value of $6.0 million that had an unrealized loss that amounted to $84 thousand.

U.S. Government Sponsored Enterprises

At March 31, 2020 and December 31, 2019, the change in fair value and unrealized losses for our U.S. government sponsored enterprises securities were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2020, there were 25 securities with a fair value of $48.6 million that had an unrealized loss that amounted to $2.9 million. As of March 31, 2020, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of the U.S. government sponsored enterprise securities at March 31, 2020, were deemed to be OTTI.

At December 31, 2019, there were 26 securities with a fair value of $53.2 million that had an unrealized loss of $1.1 million in the aggregate.

State and Political Subdivisions

At March 31, 2020, there were no state and political subdivisions securities that had an unrealized loss.

At December 31, 2019, there were fourteen securities with a fair value of $17.4 million that had an unrealized loss that amounted to $225 thousand.

Mortgage-Backed Securities - U.S. government-sponsored enterprises

At March 31, 2020 and December 31, 2019, the change in fair value and unrealized losses for our mortgage-backed securities guaranteed by U.S. government-sponsored enterprises were primarily due to changes in spreads and market conditions and not credit quality.  At March 31, 2020 there were 15 securities with a fair value of $23.6 million that had an unrealized loss that amounted to $377 thousand.  As of March 31, 2020, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2020 were deemed to be OTTI.

At December 31, 2019, there were 13 securities with a fair value of $22.2 million that had an unrealized loss that amounted to $178 thousand.

Mortgage-Backed Securities – Private mortgage-backed securities

At March 31, 2020 and December 31, 2019, the change in fair value and the unrealized losses for our private mortgage-backed securities were primarily due to changes in spreads and mark conditions and not credit quality.  At March 31, 2020, there were five securities with a fair value of $12.1 million that had an unrealized loss that amounted to $357 thousand.

As of March 31, 2020, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our mortgage-backed securities at March 31, 2020, were deemed to be other-then-temporarily impaired.

At December 31, 2019, there were three securities with a fair value of $7.0 million that had an unrealized loss that amounted to $33 thousand.

Corporate Debt

At March 31, 2020, there were four securities with a fair value of $8.1 million that had an unrealized loss of $432 thousand.  These securities typically have maturity dates greater than 5 years and the fair values are more sensitive to changes in market interest rates.  As of March 31, 2020, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis.  Therefore, none of our corporate debt securities at March 31, 2020, were deemed to be OTTI.

At December 31, 2019, there was one security with a fair value of $2.1 million that had an unrealized loss of $7 thousand.

Held to Maturity Securities

The amortized cost and approximate fair value of securities held to maturity as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2020
State and political subdivisions	$6,339	$60	$—	$6,399
December 31, 2019
State and political subdivisions	$4,012	$71	$—	$4,083

The amortized cost and carrying value of securities held to maturity at March 31, 2020 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$3,823	$3,824
Due after one year through five years	1,500	1,527
Due after five years through ten years	1,016	1,048
Due after ten years	—	—
Total held to maturity securities	$6,339	$6,399

Temporarily Impaired Securities

For each security whose fair value is less than its amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred. As of March 31, 2020, there were no securities that had an unrealized loss. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and likelihood of selling the security.  The intent and likelihood of sale of debt securities is evaluated based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. For each security whose fair value is less than their amortized cost basis, a review is conducted to determine if an other-than-temporary impairment has occurred.

At December 31, 2019, there were no held to maturity securities with an unrealized loss.

NOTE 3 – LOANS

The composition of net loans receivable at March 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$133,654	$124,937
Construction	114,734	125,291
Commercial real estate	1,056,745	995,220
Residential real estate	379,396	382,567
Consumer and other	1,903	2,097
Total loans receivable	1,686,432	1,630,112
Unearned net loan origination fees	(1,294)	(1,266)
Allowance for loan losses	(10,867)	(10,267)
Net loans receivable	$1,674,271	$1,618,579

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The total amount of loans serviced for the benefit of others was approximately $215 thousand and $218 thousand at March 31, 2020 and December 31, 2019, respectively.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Community acquisition and accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $2.5 million at March 31, 2020, which was $1.1 million less than the balance at the time of acquisition on January 4, 2018. Under ASC Subtopic 310‑30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Accretable yield, beginning balance	$225	$539
Acquisition of impaired loans	—	—
Accretable yield amortized to interest income	(34)	(79)
Reclassification from non-accretable difference	—	—
Accretable yield, ending balance	$191	$460

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES

The following table presents changes in the allowance for loan losses disaggregated by the class of loans receivable for the three months ended March 31, 2020 and 2019:

	Commercial		Commercial	Residential	Consumer
	and		Real	Real	and
(Dollars in thousands)	Industrial	Construction	Estate	Estate	Other	Unallocated	Total
Three Months Ended:
March 31, 2020
Beginning balance	$1,175	$537	$6,717	$1,338	$9	$491	$10,267
Charge-offs	(343)	—	—	—	(10)	—	(353)
Recoveries	46	—	—	25	3	—	74
Provision	42	343	624	119	10	(259)	879
Ending balance	$920	$880	$7,341	$1,482	$12	$232	$10,867
March 31, 2019
Beginning balance	$603	$663	$5,575	$1,371	$23	$540	$8,775
Charge-offs	(45)	—	(5)	(93)	(25)	—	(168)
Recoveries	1	—	1	7	3	—	12
Provision	88	(304)	733	64	18	(28)	571
Ending balance	$647	$359	$6,304	$1,349	$19	$512	$9,190

The following table presents the balance of the allowance of loan losses and loans receivable by class at March 31, 2020 and December 31, 2019 disaggregated on the basis of our impairment methodology.

	Allowance for Loan Losses			Loans Receivable
			Balance
		Balance	Related to
		Loans	Loans
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Balance	Impairment	Impairment	Balance	Impairment (a)	Impairment
March 31, 2020
Commercial and industrial	$920	$10	$910	$133,654	$309	$133,345
Construction	880	—	880	114,734	—	114,734
Commercial real estate	7,341	291	7,050	1,056,745	7,913	1,048,832
Residential real estate	1,482	70	1,412	379,396	4,959	374,437
Consumer and other loans	12	—	12	1,903	—	1,903
Unallocated	232	—	—	—	—	—
Total	$10,867	$371	$10,264	$1,686,432	$13,181	$1,673,251
December 31, 2019
Commercial and industrial	$1,175	$353	$822	$124,937	$835	$124,102
Construction	537	—	537	125,291	250	125,041
Commercial real estate	6,717	296	6,421	995,220	7,176	988,044
Residential real estate	1,338	67	1,271	382,567	6,002	376,565
Consumer and other loans	9	—	9	2,097	—	2,097
Unallocated	491	—	—	—	—	—
Total	$10,267	$716	$9,060	$1,630,112	$14,263	$1,615,849

(a)	loans individually evaluated for impairment exclude PCI loans.

An age analysis of loans receivable, which were past due as of March 31, 2020 and December 31, 2019, is as follows:

							Recorded
							Investment
			Greater			Total	> 90 Days
	30-59 Days	60-89 days	Than	Total Past		Financing	and
(Dollars in thousands)	Past Due	Past Due	90 Days (a)	Due	Current	Receivables	Accruing
March 31, 2020
Commercial and industrial	$—	$—	$212	$212	$133,442	$133,654	$—
Construction	85	—	—	85	114,649	114,734	—
Commercial real estate	3,669	65	7,337	11,071	1,045,674	1,056,745	—
Residential real estate	859	37	5,512	6,408	372,988	379,396	—
Consumer and other	40	208	—	248	1,655	1,903	—
Total	$4,653	$310	$13,061	$18,024	$1,668,408	$1,686,432	$—
December 31, 2019
Commercial and industrial	$300	$5	$701	$1,006	$123,931	$124,937	$—
Construction	—	—	—	—	125,291	125,291	—
Commercial real estate	6,326	68	5,643	12,037	983,183	995,220	—
Residential real estate	563	520	5,070	6,153	376,414	382,567	—
Consumer and other	14	1	1	16	2,081	2,097	—
Total	$7,203	$594	$11,415	$19,212	$1,610,900	$1,630,112	$—

(a)

includes loans greater than 90 days past due and still accruing and non-accrual loans, excluding PCI loans. Loan deferrals made in connection with the COVID-19 pandemic continue to accrue and are not presented as past due.

Loans for which the accrual of interest has been discontinued, excluding PCI loans, at March 31, 2020 and December 31, 2019 were:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$212	$701
Construction	—	—
Commercial real estate	7,337	5,643
Residential real estate	5,512	5,070
Consumer and other	—	1
Total	$13,061	$11,415

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

•	Loss: Loans so classified are considered uncollectible, and of such little value that their continuance as active assets is not warranted. Such loans are fully charged off.

The following tables illustrate our corporate credit risk profile by creditworthiness category as of March 31, 2020 and December 31, 2019: ໿

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial and industrial	$133,281	$—	$373	$—	$133,654
Construction	110,392	4,342	—	—	114,734
Commercial real estate	1,040,848	5,401	10,496	—	1,056,745
	$1,284,520	$9,744	$10,869	$—	$1,305,133

December 31, 2019
Commercial and industrial	$124,102	$—	$835	$—	$124,937
Construction	122,689	2,352	250	—	125,291
Commercial real estate	982,480	5,520	7,220	—	995,220
	$1,229,271	$7,872	$8,305	$—	$1,245,448

	Residential Real	Consumer
(Dollars in thousands)	Estate	and other
March 31, 2020
Performing	$372,741	$1,903
Non-Performing	6,655	—
Total	$379,396	$1,903

December 31, 2019
Performing	$377,497	$2,096
Non-Performing	5,070	1
Total	$382,567	$2,097

The following table reflects information about our impaired loans, excluding PCI loans, by class as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$160	$160	$—	$345	$495	$—
Construction	—	—	—	250	250	—
Commercial real estate	7,429	7,905	—	6,632	5,790	—
Residential real estate	4,554	5,142	—	5,450	5,775	—
With an allowance recorded:
Commercial and industrial	149	491	10	490	491	353
Commercial real estate	484	586	291	544	498	296
Residential real estate	405	405	70	552	548	67
Total:
Commercial and industrial	309	652	10	835	986	353
Construction	—	—	—	250	250	—
Commercial real estate	7,913	8,491	291	7,176	6,288	296
Residential real estate	4,959	5,547	70	6,002	6,323	67
	$13,181	14,689	$371	$14,263	$13,847	$716

The following table presents the average recorded investment and income recognized for our impaired loans, excluding PCI loans, for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$251	$2	$79	$—
Construction	—	—	—	—
Commercial real estate	6,536	9	15,469	124
Residential real estate	5,558	16	3,800	18
Total impaired loans without a related allowance	12,345	27	19,348	142

With an allowance recorded:
Commercial and industrial	320	—	335	5
Commercial real estate	486	—	936	5
Residential real estate	479	—	772	—
Total impaired loans with an allowance	1,285	—	2,043	10
Total impaired loans	$13,630	$27	$21,391	$152

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

The following table presents the recorded investment in troubled debt restructured loans, based on payment performance status:

	Commercial	Commercial &	Residential
(Dollars in thousands)	Real Estate	Industrial	Real Estate	Total
March 31, 2020
Performing	$412	$130	$906	$1,448
Non-performing	378	30	634	1,042
Total	$790	$160	$1,540	$2,490
December 31, 2019
Performing	$416	$131	$909	$1,456
Non-performing	395	35	638	1,068
Total	$811	$166	$1,547	$2,524

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.  As of March 31, 2020, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructuring.

There was no troubled debt restructurings  during the three months ended March 31, 2020.  There was one troubled debt restructuring in the amount of $514 thousand that occurred during three months ended March 31, 2019.

			Post-Modification
		Pre-Modification	Outstanding
		Outstanding Recorded	Recorded
(Dollars in thousands)	Number of Loans	Investment	Investment
March 31, 2019
Commercial & industrial	1	$135	$133
Residential real estate	3	$636	$635

There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2020.  There was no troubled debt restructuring for which there was a payment default within twelve months following the date of the restructuring for the three months ended March 31, 2019.

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

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
(Dollars in thousands, except share and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Shares Outstanding (weighted average)		9,259,825			9,416,987
Shares held by Rabbi Trust		95,027			99,029
Shares liability under deferred compensation agreement		(95,027)			(99,029)
Basic earnings per share:
Net earnings applicable to common stockholders	$5,128	9,259,825	$0.55	$5,823	9,416,987	$0.62
Effect of dilutive securities:
Unvested stock awards	—	44,792		-	43,131
Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$5,128	9,304,617	$0.55	$5,823	9,460,118	$0.62

There were 38,390 shares of options outstanding during the three months ended March 31, 2020 and no shares of options outstanding during the three months ended March 31, 2019, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The components of other comprehensive income, both before tax and net of tax, are as follows:

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivatives	Retirement benefit plan	Total	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivatives	Total

Beginning balance, net of tax	$680	$(2,198)	$8	$(1,510)	$680	$(2,198)	$(1,518)
Other comprehensive income (loss) income before reclassification, net of tax	1,073	(13,933)	—	(12,860)	2,912	(1,734)	1,178
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(356)	4,192	—	3,836	(824)	522	(302)
Net current period other comprehensive income, net of tax	717	(9,741)	—	(9,024)	2,088	(1,212)	876
Ending balance, net of tax	$1,397	$(11,939)	$8	$(10,534)	$2,768	$(3,410)	$(642)

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The Company had goodwill of $27.3 million at March 31, 2020 and December 31, 2019. The mergers with Community Bank, with total goodwill amounting to $22.3 million, and Enterprise, with total goodwill amounting to $2.2 million. Goodwill at March 31, 2020 and December 31, 2019, included $2.3 million related to insurance segment and $486 thousand related to banking segment. The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. The Company prepared a Step 1 goodwill impairment analysis at March 31, 2020, due to ongoing economic uncertainty. In testing goodwill for impairment, the Company compared the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value, therefore, no write-down of goodwill was required at March 31, 2020.

The Company recorded a core deposit intangible of $1.3 million for the Community acquisition and $1.0 million for the Enterprise acquisition. For the three months ended March 31, 2020, and 2019, the Company amortized $91 thousand and $102 thousand in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Amortization Expense

2020	$273
2021	320
2022	277
2023	234
2024	191

NOTE 8 – SEGMENT INFORMATION

Our insurance agency operations are managed separately from the traditional banking and related financial services that we also offer.  The insurance agency operation provides commercial, individual, and group benefit plans and personal coverage.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Banking and	Insurance		Banking and	Insurance
(Dollars in thousands)	Financial Services	Services	Total	Financial Services	Services	Total
Net interest income from external sources	$15,180	$—	$15,180	$14,439	$—	$14,439
Other income from external sources	1,028	2,653	3,681	1,032	2,601	3,633
Depreciation and amortization	467	12	479	525	12	537
Income before income taxes	5,437	1,178	6,615	6,057	1,266	7,323
Income tax expense (1)	1,016	471	1,487	994	506	1,500
Total assets	2,075,806	4,430	2,080,236	1,834,400	5,729	1,840,129

(1)	Insurance Services calculated at statutory tax rate of 28.1%.

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

Information regarding our stock option plans for the three months ended March 31, 2020 is as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding, December 31, 2018	69,123	$11.10
Options granted	—	—
Options expired	(5,077)	11.37
Options exercised	(14,304)	10.76
Outstanding, December 31, 2019	49,742	11.17
Outstanding, March 31, 2020	49,742	$11.17	0.17	$290,041
Exercisable, March 31, 2020	45,698	$11.02	5.10	$273,178

During the three months ended March 31, 2020 and 2019, we expensed $4 thousand and $12 thousand, respectively, in stock-based compensation under stock option awards.

There were no options granted during the three and three months ended March 31, 2020 and 2019. Expected future expense relating to the unvested options outstanding as of March 31, 2020 is $12 thousand over a weighted average period of 0.7 years. Upon exercise of vested options, management expects to draw on common stock as the source of the shares.

The summary of changes in unvested restricted stock awards for the three months ended March 31, 2020, is as follows:

	2020
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested restricted stock, beginning of year	112,673	$23.60
Granted (vesting period between 3-5 years)	59,939	24.51
Forfeited	(134)	24.62
Vested	(26,683)	23.52
Unvested restricted stock, end of period	145,795	$23.97

During the three months ended March 31, 2020 and 2019, we expensed $348 thousand and $178 thousand, respectively, in stock-based compensation under restricted stock awards.

At March 31, 2020, unrecognized compensation expense for unvested restricted stock was $2.8 million, which is expected to be recognized over an average period of 3.9 years.

NOTE 10 – GUARANTEES

We do not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Generally, we hold collateral and/or personal guarantees supporting these commitments.  As of March 31, 2020, we had $2.0 million of outstanding letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2020, for guarantees under standby letters of credit issued is not material.

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

The following table summarizes the fair value of our financial instruments measured on a recurring basis by the above pricing observability levels as of March 31, 2020 and December 31, 2019:

		Quoted Prices
		in
		Active	Significant
		Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
March 31, 2020
U.S. government agencies	$8,100	$—	$8,100	$—
U.S. government-sponsored enterprises	51,020	—	51,020	—
State and political subdivisions	47,914	—	47,914	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	85,674	—	85,674	—
Private mortgage-backed securities	26,832	—	24,330	2,502
Corporate debt	12,665	—	11,651	1,014
Derivative instruments
Interest rate swaps
Liabilities	17,136	—	17,136	—

December 31, 2019
U.S. government agencies	$8,679	$—	$8,679	$—
U.S. government-sponsored enterprises	53,249	—	53,249	—
State and political subdivisions	32,214	—	32,214	—
Mortgage-backed securities -
U.S. government-sponsored enterprises	82,469	—	82,469	—
Private mortgage-backed securities	22,445	—	19,873	2,572
Corporate debt	13,125	—	12,096	1,029
Derivative instruments
Interest rate swaps
Assets	689	—	689	—
Liabilities	3,890	—	3,890	—

Our available for sale and held to maturity securities portfolios contain investments, which were all rated within our investment policy guidelines at time of purchase, and upon review of the entire portfolio all securities are marketable and have observable pricing inputs.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

		Quoted Prices
		in
		Active	Significant
		Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level I)	(Level II)	(Level III)
March 31, 2020
Impaired loans	$1,555	$—	$—	$1,555

December 31, 2019
Impaired loans	$1,630	$—	$—	$1,630
Foreclosed real estate	2,183	—	—	2,183

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which Level III inputs were used to determine fair value:

	Qualitative Information about Level III Fair Value Measurements
	Fair			Range
	Value	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Estimate	Techniques	Input	Average)
March 31, 2020
Impaired loans	$1,555	Appraisal of	Appraisal	0% to -72.0%
		collateral	adjustments (1)	(-3.6%)
December 31, 2019
Impaired loans	$1,630	Appraisal of	Appraisal	0% to -72.0%
		collateral	adjustments (1)	(-3.6%)

Foreclosed real estate	2,183	Appraisal of collateral	Selling expenses (1)	-7.0%
				(-7.0% )

(1)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling expenses. The range and weighted average of selling expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only provided for a limited portion of our assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between our disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair value of our financial instruments at March 31, 2020 and December 31, 2019:

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

Derivatives (Carried at Fair Value): The fair value of the Company’s derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

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

The fair values of our financial instruments at March 31, 2020 and December 31, 2019, were as follows:

			Quoted Prices
			in Active	Significant
			Markets	Other	Significant
	March 31, 2020		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$40,305	$40,305	$40,305	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	232,205	232,205	—	228,689	3,516
Securities held to maturity	6,339	6,399	—	3,265	3,134
Other bank stock	12,487	12,487	—	12,487	—
Loans receivable, net of allowance	1,674,271	1,750,798	—	—	1,750,798
Accrued interest receivable	6,856	6,856	—	6,856	—

Financial liabilities:
Non-maturity deposits	1,021,120	1,021,120	—	1,021,120	—
Time deposits	577,431	574,876	—	574,876	—
Short-term borrowings	196,145	196,609	196,609	—	—
Long-term borrowings	34,127	34,779	—	34,779	—
Subordinated debentures	27,871	28,884	—	28,884	—
Accrued interest payable	1,670	1,670	—	1,670	—
Interest rate swaps	17,136	17,136	—	17,136	—

			Quoted Prices
			in Active	Significant
			Markets	Other	Significant
	December 31, 2019		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$43,686	$43,686	$43,686	$—	$—
Time deposits with other banks	200	200	—	200	—
Securities available for sale	212,181	212,181	—	208,580	3,601
Securities held to maturity	4,012	4,083	—	2,593	1,490
Other bank stock	12,498	12,498	—	12,498	—
Loans receivable, net of allowance	1,618,579	1,605,295	—	—	1,605,295
Accrued interest receivable	6,175	6,175	—	6,175	—
Interest rate swaps	689	689	—	689	—

Financial liabilities:
Non-maturity deposits	971,653	971,653	—	971,653	—
Time deposits	553,388	551,886	—	551,886	—
Short-term borrowings	193,000	193,081	193,081	—	—
Long-term borrowings	40,114	40,228	—	40,228	—
Subordinated debentures	27,869	26,930	—	26,930	—
Accrued interest payable	1,466	1,466	—	1,466	—
Interest rate swaps	3,890	3,890	—	3,890	—

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

As of March 31, 2020, the Company had two dealer counterparties and had a net liability position with respect to each counterparty. The termination value for these net liability positions, which includes accrued interest, was $17.1 million at March 31, 2020. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $17.2 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2020, it would have been required to settle its obligations under the agreements at the termination value.

During the three months ended March 31, 2020 and 2019, the Company did not record any hedge ineffectiveness.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Income and Comprehensive Income at March 31, 2020 and December 31, 2019:

	March 31, 2020
					Counterparty
	Notional/		Balance	Counterparty	Maximum Length
	Contract	Fair	Sheet	Weighted Average	Derivative Contract
(Dollars in thousands)	Amount	Value	Location	Remaining Years	(years)
Derivatives designated as hedging instruments
Counterparty:
PNC	$—	$—	Other Assets
PNC	78,500	(5,489)	Other Liabilities	4.4	7.5

US Bank	—	—	Other Assets
US Bank	310,000	(11,647)	Other Liabilities	2.9	5

Total	$388,500	$(17,136)		3.2

	December 31, 2019
					Counterparty
	Notional/		Balance	Counterparty	Maximum Length
	Contract	Fair	Sheet	Weighted Average	Derivative Contract
(Dollars in thousands)	Amount	Value	Location	Remaining Years	(years)
Derivatives designated as hedging instruments
Counterparty:
PNC	$12,500	$62	Other Assets
PNC	66,000	(1,440)	Other Liabilities	4.3	7

US Bank	80,000	627	Other Assets
US Bank	170,000	(2,450)	Other Liabilities	3.1	4.75

Total	328,500	(3,201)		3.3

The table below presents the Company’s derivative financial instruments that are designated as cash flow hedges of interest rate risk and their effect on the Company’s Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020

	Amount of Gain
	Recognized in OCI	Location of Gain
	on	(Loss) Recognized in	Amount of Gain (Loss)
	Derivatives, net of	Income of	Recognized in Income of
	Tax	Derivatives	Derivatives
(Dollars in thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Derivatives in cash flow hedges
Interest rate swaps by effective date:

PNC	$(2,874)	Not applicable	$—

US Bank	(6,868)	Not applicable	—

Total	$(9,741)		$—

	Three Months Ended March 31, 2019
	Amount of Gain
	Recognized in OCI	Location of Gain
	on	(Loss) Recognized in	Amount of Gain (Loss)
	Derivatives, net of	Income of	Recognized in Income of
	Tax	Derivatives	Derivatives
(Dollars in thousands)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Derivatives in cash flow hedges
Interest rate swaps by effective date:

PNC	$(811)	Not applicable	$—

US Bank	(402)	Not applicable	—

Total	$(1,213)		$—

The Company has master netting arrangements with its counterparty.  All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments made on the Company’s variable rate borrowing positions. During the three months ended March 31, 2020, the Company had $27 thousand of reclassifications to interest income. During the three months ended March 31, 2019, the Company had $54 thousand of reclassifications to interest expense.

As required under the master netting arrangement with its derivatives counterparty, the Company pledged $6.1 million of financial collateral at March 31, 2020, and received financial collateral in the amount of $2.8 million at March 31, 2019.

Offsetting derivatives

The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 12, Fair Value of Financial Instruments. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
			Net		Cash
	Derivatives in	Derivatives in	Amounts	Financial	Collateral	Net
(Dollars in thousands)	Asset Position	Liability Position	Presented	Instruments	Pledged	Amount
March 31, 2020

Interest Rate Swaps (PNC)	$—	(5,489)	$(5,489)	—	$(5,750)	$261
Interest Rate Swaps (US Bank)	—	(11,647)	(11,647)	—	(11,410)	(237)
Total	$—	(17,136)	$(17,136)	—	$(17,160)	$24

December 31, 2019

Interest Rate Swaps (PNC)	$62	(1,440)	$(1,378)	—	$(1,550)	$172
Interest Rate Swaps (US Bank)	627	(2,450)	(1,823)	—	(2,050)	227
Total	$689	(3,890)	$(3,201)	—	$(3,600)	$399

NOTE 13 – BORROWINGS

At March 31, 2020, the Bank had secured borrowing potential with the Federal Home Loan Bank of New York (“FHLBNY”) for borrowings of up to $320.8 million and a $10.0 million line of credit at Atlantic Central Bankers Bank (“ACBB”).  The borrowings at the FHLBNY are secured by a pledge of qualifying residential and commercial mortgage loans, having an aggregate unpaid principal balance of approximately $320.8 million.  At March 31, 2020, the Bank had the ability to borrow up to $110.1 million at FHLBNY and $10.0 million at ACBB.

At March 31, 2020 and December 31, 2019, the Company had $196.1 million and $193.0 million, respectively, in short term advances at the FHLBNY, having weighted average interest rates of 0.91% and 1.81%, respectively.  These advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points), re-price daily and mature within three months.

As of March 31, 2020 and December 31, 2019, respectively, the Company had $34.1 million and $40.1 million in long-term fixed rate advances.

NOTE 14 – REVENUE RECOGNITION

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within other income. The following table presents the Company’s sources of other income for the three months ended March 31, 2020 and 2019. Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollars In Thousands)	2020	2019
Other income:
Service fees on deposit accounts	$319	$330
ATM and debit card fees	245	231
Bank-owned life insurance (1)	228	230
Insurance commissions and fees	2,598	2,562
Investment brokerage fees (1)	15	56
Other	276	224
Total Other Income	$3,681	$3,633

(1)	Not within the scope of ASC 606.

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

NOTE 15 – RIGHT OF USE ASSET AND LEASE LIABILITY

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

The following table presents the components of the Company’s lease costs for operating leases as the lessee, which is included in net occupancy expense on the consolidated statements of income (in thousands):

Three Months Ended
March 31, 2020

Operating lease expense	$184
Short term lease expense	86
Total lease expense	$270

Supplemental balance sheet information related to leases was as follows (in thousands, except for weighted-averages):

Operating Leases	Classification	March 31, 2020
ROU assets	Right of use asset, net	$4,535
Lease liabilities	Lease liability	$4,676
Weighted-average remaining lease term		9.0
Weighted-average discount rate		3.09%

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$182
ROU assets obtained in exchange for lease obligations	$171

Lease payment obligations for each of the next five years and thereafter with a reconciliation to the Company’s lease liability are as follows (in thousands):

Year	Operating Leases
2020	$480
2021	561
2022	561
2023	561
2024	561
Thereafter	2,712
Total lease payments	5,436
Less imputed interest	(760)
Total (1)	$4,676

(1)	Lease liability maturities include 1st option of extension

NOTE 16 – IMPACT OF COVID-19

The COVID-19  Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 pandemic has resulted in widespread infections in the United States beginning in the first quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy and is likely to disrupt banking and other financial activity in the market areas in which the Company does business. Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus.

In response to the pandemic, the Federal Reserve has engaged in significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on required and excess reserve balances to 0.10 percent effective March 16, 2020, all of which may negatively impact net interest income.

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020. The CARES Act is expected to provide an estimated $2 trillion in fiscal stimulus to the United States economy.

The extent of the spread of the coronavirus, its ultimate containment and its effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Bank's monetary policies and the federal government's fiscal policies in stimulating the United States economy is also uncertain at this time.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (TDR) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. At March 1, 2020, the Company adopted the provision set forth in ASC 310-40 to opt out of applying the TDR for certain loan modifications.

Additionally as of the date of this report, the Company has granted payment deferrals totaling $125.1 million for 129 commercial and residential loans.

While the Company continues to evaluate the disruption caused by the pandemic and the impact of the CARES Act, these events may have a material adverse impact on the Company’s results of operations, financial position, capital and liquidity in fiscal year 2020. Further, a decrease in results of operations may place a strain on the Company’s capital reserve ratios.

Management expects the Company's net interest income and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The magnitude of the impact on the Company's financial results is uncertain.

In addition, the Company's future success and profitability substantially depends upon the skills and experience of its executive officers and directors, many of whom have held positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could adversely affect the Company's ability to operate its business or execute its business strategy.

Any one or a combination of the factors identified above, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

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

On March 12, 2020, the Company announced the signing of a definitive merger agreement with Provident whereby Provident will acquire the Company in an all-stock transaction. Each outstanding share of Company common stock will be exchanged for 1.357 shares of Provident common stock. The Merger is expected to close in the third quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of the Company.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP and practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  The economic impact of the COVID-19 pandemic increases uncertainty, which has reduced our ability to use past results to estimate future performance. Actual results could differ from those estimates and may be subject to greater volatility than has been the case in the past.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  There have been no material changes to our critical accounting policies during the three months ended March 31, 2018.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Overview – For the quarter ended March 31, 2020, the Company reported net income of $5.1 million, or $0.55 per basic and diluted share, a decrease of 11.9%, as compared to net income of $5.8 million, or $0.62 per basic and diluted share, for the quarter ended March 31, 2019.    The decrease in net income was primarily driven by a decrease in purchase accounting amortization of $653 thousand and merger-related expenses net of tax of $249 thousand as a result of the merger with Provident.

The COVID-19 pandemic has resulted in widespread infections in the United States during the first quarter of 2020 and beyond. Regions and states of the United States of America, have implemented varying degrees of “stay at home” directives in an effort to prevent the spread of the virus. These “stay at home” directives have significantly reduced economic activity in the United States. The “stay at home” directive excludes essential businesses including banks. The Company’s remains open and fully operational. While the Company continues to evaluate the disruption caused by the COVID-19 pandemic, it may have a material adverse impact on the Company's results of future operations, financial position, capital and liquidity in fiscal year 2020. For further discussion of the impact of the COVID-19 pandemic on the Company, see "Note 16 - Impact of COVID-19.”

Comparative Average Balances and Average Interest Rates – The following table presents, on a fully tax equivalent basis, a summary of our interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
Earning Assets:
Securities:
Tax exempt (3)	$16,638	$179	4.33%	$62,654	$675	4.37%
Taxable	212,922	1,508	2.85%	142,137	1,175	3.35%
Total securities	229,560	1,687	2.96%	204,791	1,850	3.66%
Total loans receivable (1) (4)	1,656,231	19,330	4.69%	1,500,604	18,160	4.91%
Other interest-earning assets	25,591	20	0.31%	14,691	49	1.35%
Total earning assets	$1,911,382	$21,037	4.43%	$1,720,086	$20,059	4.73%
Non-interest earning assets	125,001			114,358
Allowance for loan losses	(10,457)			(8,815)
Total Assets	$2,025,926			$1,825,629
Sources of Funds:
Interest bearing deposits:
NOW	$250,791	$431	0.69%	$255,959	$446	0.71%
Money market	253,810	898	1.42%	240,936	1,178	1.98%
Savings	218,326	222	0.41%	221,608	327	0.60%
Time	562,388	2,791	2.00%	436,376	1,913	1.78%
Total interest bearing deposits	1,285,315	4,342	1.36%	1,154,879	3,864	1.36%
Borrowed funds	206,398	1,141	2.22%	188,983	1,214	2.61%
Junior subordinated debentures	27,870	316	4.56%	27,860	315	4.59%
Total interest bearing liabilities	$1,519,583	$5,799	1.53%	$1,371,722	$5,393	1.59%
Non-interest bearing liabilities:
Demand deposits	282,875			259,363
Other liabilities	21,395			6,481
Total non-interest bearing liabilities	304,270			265,844
Stockholders' equity	202,073			188,063
Total Liabilities and Stockholders' Equity	$2,025,926			$1,825,629
Net Interest Income and Margin (5)		15,238	3.21%		14,666	3.46%
Tax-equivalent basis adjustment		(58)			(227)
Net Interest Income		$15,180			$14,439

(1)	Includes loan fee income.
(2)	Average rates on securities are calculated on amortized costs.

(3)	Full taxable equivalent basis, using an effective tax rate of 30.09% in 2020 and 2019 and adjusted for TEFRA (Tax and Equity Fiscal Responsibility Act) interest expense disallowance
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

Net interest income on a fully tax equivalent basis increased $572 thousand, or 3.9%, to $15.2 million for the first quarter of 2020, as compared to $14.7 million for the same period in 2019.  The increase in net interest income was largely due to a $191.3 million, or 11.1%, increase in average interest earning assets, principally organic growth of loans receivable, which increased $155.6 million, or 10.4%. Net interest margin decreased 25 basis points to 3.21% for the first quarter of 2020, as compared to the same period in 2019. The decrease in net interest margin for the first quarter 2020 is mostly due to a decrease in purchase accounting amortization of $653 thousand, a decrease of prepayment penalties on loans receivable of $207 thousand and a down rate environment on interest earning assets. The Company’s average deposits grew $153.9 million, or 10.9%, for the first quarter of 2020, as compared to the same period in 2019. The Company’s cost of funds in the first quarter of 2020 decreased by 6 basis points as compared to the first quarter of 2019.

Interest Income – Our total interest income, on a fully tax equivalent basis, increased $978 thousand, or 4.9%, to $21.0 million for the quarter ended March 31, 2020 as compared to the same period last year. The increase was primarily due to higher average earning assets, which increased $191.3 million for the quarter ended March 31, 2020, as compared to the same period in 2019.  The average yield decreased 30 basis points to 4.43% for the quarter ended March 31, 2020, as compared to 4.73% for the same period last year.

Our total interest income earned on loans receivable increased $1.2 million, or 6.4%, to $19.3 million for the first quarter of 2020, as compared to the same period in 2019.  The increase was primarily driven by an increase in average balance of loans receivable of $155.6 million, or 10.4%, for the three months ended March 31, 2020, as compared to the same period last year. The average yield decreased 22 basis points to 4.69% for the quarter ended March 31, 2020, as compared to 4.91% for the same period last year.

Our total interest income earned on securities, on a fully tax equivalent basis, decreased $163 thousand, to $1.7 million for the quarter ended March 31, 2020 from $1.9 million for the same period in 2019.  The average yield for the quarter ended March 31, 2020 decreased 70 basis points to 2.96% as compared to the same period in 2019.

Other interest-earning assets include federal funds sold and interest bearing deposits in other banks. Our interest earned on total other interest-earning assets decreased $29 thousand to $20 thousand for the first quarter of 2020 as compared to the same period last year. The average balances in other interest-earning assets increased $10.9 million to $25.6 million in the first quarter of 2020 from $14.7 million during the first quarter a year earlier.  The average yield for the quarter ended March 31, 2020 increased 104 basis points to 0.31% as compared to 1.35% in the same period in 2019 which was mainly driven by the deposits held at the Federal Reserve Bank and Wilmington Trust.

Interest Expense – Our interest expense for the three months ended March 31, 2020 increased $406 thousand, or 7.5%, to $5.8 million from $5.4 million for the same period in 2019.  The increase was principally due to higher average balances in interest-bearing liabilities, which increased $130.4 million, or 11.3%, to $1.3 billion for the first quarter of 2020 from $1.2 billion for the same period in 2019.

Our interest expense on deposits increased $478 thousand, or 12.4%, for the quarter ended March 31, 2020, as compared to the same period last year. The increase was largely attributed to the increase in the average balance of total interest bearing deposits, which increased $130.4 million during the first quarter of 2020, as compared to the same period in 2019.

The average rate remained the same at 1.36% for the quarter ended March 31, 2020, as compared to the same period last year.

Our interest expense on borrowed funds decreased $73 thousand, or 6.0%, for the quarter ended March 31, 2020, as compared to the same period last year. The decrease was largely attributed to a decrease in the average rate of 39 basis points to 2.22% as compared to 2.61% in the same period in 2019.   The decrease was offset by a $17.4 million increase in the average balance of borrowed funds during the first quarter of 2020, as compared to the same period in 2019.

Our interest expense on all of the Company’s subordinated debt increased $1 thousand for the quarter ended March 31, 2020, as compared to the same period last year.

Provision for Loan Losses – Provision for loan losses increased $308 thousand, or 53.9%, to $879 thousand for the first quarter of 2020, as compared to $571 thousand for the same period in 2019.  The increase in provision for loan losses was primarily driven by changes to our qualitative modeling factors for a possible deterioration of the economic environment due to the circumstances surrounding the state of the COVID-19 pandemic and by an increase in the ALLL due to larger portfolio volume partially offset by a write off that occurred during the first quarter. The provision for loan losses reflects management’s judgment concerning the risks inherent in our existing loan portfolio and the size of the allowance necessary to absorb the risks, as well as the activity in the allowance during the periods.  Management reviews the adequacy of its allowance on an ongoing basis and will provide additional provisions as management may deem necessary.

Non-Interest Income – Our non-interest income increased $48 thousand, or 1.3%, to $3.7 million for the first quarter of 2020, as compared to the same period in 2019. The growth was largely due to increases in other income of $52 thousand, and insurance commissions and fees relating to SB One Insurance Agency of $36 thousand, for the first quarter of 2020, as compared to the same period in 2019. The increases in non-interest income were partially offset by a decrease in investment brokerage fees of $41 thousand for the first quarter of 2020, as compared to the same period in 2019.

Non-Interest Expense – Our non-interest expenses excluding merger related expenses of $315 thousand increased $0.9 million, or 8.6%, to $11.1 million for the first quarter of 2020, as compared to the same period in 2019. The increase in non-interest expenses, excluding merger related expenses, occurred largely in salaries and employee benefits, which increased $640 thousand,  data processing, which increased $114 thousand, and occupancy, which increased $100 thousand, for the first quarter of 2020, as compared to the same period in 2019.

Salary and employee benefits increased for the first quarter of 2020 versus the first quarter of 2019 mostly due to annual staff pay increases and additional staff to support the continued growth of the Company. Data processing increased as a result of increased customer transaction volume period over period.

Income Taxes – Our income tax expense, which includes both federal and state tax expenses, decreased $13 thousand to $1.5 million for the first quarter of 2020, as compared to the same period last year. The Company’s effective tax rate for the first quarter of 2020 was 22.5%, as compared to 20.5% for the first quarter of 2019.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 TO DECEMBER 31, 2019

Total Assets – At March 31, 2020, our total assets were $2.1 billion, an increase of $78.6 million, or 3.9%, as compared to total assets of $2.0 billion at December 31, 2019.  The increase was mainly attributable to an increase in loans receivable of $56.3 million, or 3.5%, to $1.7 billion.

Cash and Cash Equivalents – Our cash and cash equivalents decreased by $3.4 million to $40.3 million at March 31, 2020, or 1.9% of total assets, from $43.7 million, or 2.2% of total assets, at December 31, 2019.

Securities Portfolio – At March 31, 2020, the securities portfolio, which includes available for sale and held to maturity securities, was $238.5 million, compared to $216.2 million at December 31, 2019. Available for sale securities were $232.2 million at March 31, 2020, compared to $212.2 million at December 31, 2019.  The available for sale securities are held primarily for liquidity, interest rate risk management and profitability. Accordingly, our investment policy is to invest in securities with low credit risk, such as U.S. government agency obligations, state and political subdivision obligations and mortgage-backed securities. Held to maturity securities were $6.3 million at March 31, 2020 and $4.0 million at December 31, 2019.

Net unrealized gain in the available for sale securities portfolio was $2.1 million at March 31, 2020 as compared to a net unrealized gain of $1.1 million at December 31, 2019.

We conduct a regular assessment of our investment securities to determine whether any securities are OTTI.  Further details of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 – Securities to our unaudited consolidated financial statements.

The unrealized losses in our securities portfolio are mostly driven by changes in spreads and market interest rates.  All of our securities in an unrealized loss position have been evaluated for other-than-temporary impairment as of March 31, 2020 and we do not consider any security OTTI.  We evaluated the prospects of the issuers in relation to the severity and the duration of the unrealized losses.  In addition, we do not intend to sell, and it is more likely than not that we will not have to sell, any of our securities before recovery of their cost basis.

Other investments, which consisted primarily of FHLB stock, decreased $11 thousand to $12.5 million at March 31, 2020 as compared to $12.5 million at December 31, 2019. We also held $200 thousand in time deposits with other financial institutions at March 31, 2020 and at December 31, 2019.

Loans – The loan portfolio comprises our largest class of earning assets.  Total loans receivable, net of unearned income, increased $55.7 million, or 3.4%, to $1.7 billion at March 31, 2020, as compared to $1.6 billion at December 31, 2019.

The following table summarizes the composition of our gross loan portfolio by type:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial loans	$133,654	$124,937
Construction	114,734	125,291
Commercial real estate	1,056,745	995,220
Residential real estate	379,396	382,567
Consumer and other	1,903	2,097
Total gross loans	$1,686,432	$1,630,112

Loan and Asset Quality – The ratio of  non-performing assets (“NPAs”), which include non-accrual loans, loans 90 days past due and still accruing, troubled debt restructured loans currently performing in accordance with renegotiated terms and foreclosed real estate, to total assets increased to 0.85% at March 31, 2020, as compared to 0.83% at December 31, 2019. The ratio of NPAs to total assets decreased to 0.85% at March 31, 2020, as compared to 1.35% at March 31, 2019. NPAs exclude $2.5 million of Purchased Credit-Impaired (“PCI”) loans acquired through the merger with Community Bank of Bergen County (“Community Bank”). NPAs increased $942 thousand to $17.6 million at March 31, 2020, as compared to $16.7 million at December 31, 2019.  Non-accrual loans, excluding $2.5 million of PCI loans, increased $1.6 million, or 14.4%, to $13.1 million at March 31, 2020, as compared to $11.4 million at December 31, 2019.  Loans past due 30 to 89 days totaled $5.0 million at March 31, 2020, representing a decrease of $2.8 million, or 36.4%, as compared to $7.8 million at December 31, 2019.

We continue to actively market our foreclosed real estate properties, the value of which decreased $696 thousand to $3.1 million at March 31, 2020 as compared to $3.8 million at December 31, 2019.  The decrease in foreclosed real estate properties was attributable to the sale of two properties totaling $696 thousand. At March 31, 2020, the Company’s foreclosed real estate properties had an average carrying value of approximately $310 thousand per property.

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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans	$13,061	$11,415
Non-accrual loans to total loans	0.78%	0.70%
NPAs	$17,606	$16,664
NPAs to total assets	0.83%	0.83%
Allowance for loan losses as a % of non-accrual loans	83.20%	89.94%
Allowance for loan losses to total loans	0.64%	0.63%

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Total impaired loans were $13.2 million and $14.3 million at March 31, 2020 and December 31, 2019, respectively.  The Company also had PCI loans from the acquisition of Community with a carrying value of $3.0 million at March 31, 2020.

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Not all impaired loans and restructured loans are non-accrual, and therefore not all are considered non-performing loans.  Restructured loans still accruing totaled $1.4 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively.

We also continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans which cause management to have serious concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2020, we had $13.0 million that we deemed potential problem loans. Management is actively monitoring these loans.

As of March 31, 2020, the Company has granted payment deferrals totaling $125.1 million for 129 commercial and residential loans as a result of the COVID-19 pandemic.

While the Company continues to evaluate the disruption caused by the pandemic and the impact of the CARES Act  based on the incurred loss methodology currently utilized by the Company, the provision for loan losses and charge-offs may be impacted in future periods.

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

The Company’s allowance for loan losses increased $600 thousand, or 5.8%, to $10.9 million, at March 31, 2020 as compared to $10.3 million at December 31, 2019. The Company’s outstanding credit mark recorded on the legacy Community Bank and Enterprise Bank, N.J. (“Enterprise”) portfolios of $315.5 million totaled $6.1 million at March 31,

2020. The Company’s combined  allowance for loan loss and the credit mark on the legacy Community Bank and Enterprise portfolios totaled approximately $17.0 million, or 1.00% of the overall loan portfolio, at March 31, 2020. The Company recorded $866 thousand in provision for loan losses for the quarter ended March 31, 2020, as compared to $552 thousand for the quarter ended March 31, 2019.  Additionally, the Company recorded net charge-offs of $276 thousand for the quarter ended March 31, 2020, as compared to $163 thousand in net charge-offs for the quarter ended March 31, 2019.

The table below presents information regarding our provision and allowance for loan losses for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	March 31, 2020	March 31, 2019
Balance, beginning of period	$10,267	$8,775
Provision charged to operating expenses	879	571
Charge-offs	(352)	(168)
Recoveries	73	12
Balance, end of period	$10,867	$9,190

The table below presents details concerning the allocation of the allowance for loan losses to the various categories for each of the periods presented.  The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur.  The total allowance is available to absorb losses from any category of loans.

	March 31, 2020		December 31, 2019
		Percentage of		Percentage of
		Loans In Each		Loans In Each
		Category To		Category To
(Dollars in thousands)	Amount	to Total	Amount	Gross Loans
Commercial and industrial	$920	7.9%	$1,175	7.7%
Construction	880	6.8%	537	7.7%
Commercial real estate	7,341	62.7%	6,717	61.0%
Residential real estate	1,482	22.5%	1,338	23.5%
Consumer and other loans	12	0.1%	9	0.1%
Unallocated	232	—%	491	—%
Total	$10,867	100.0%	$10,267	100.0%

Bank-Owned Life Insurance (“BOLI”) – Our BOLI carrying value amounted to $36.9 million at March 31, 2020 and $37.2 million at December 31, 2019.  The decrease of $273 thousand is largely due to the payback on a BOLI preliminary contract of $500 thousand that we decided not to pursue offset by net earnings on BOLI policies.

Goodwill and Other Intangibles – Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  At March 31, 2020 and December 31, 2018, we had recorded goodwill totaling $27.3 million.  Our recorded goodwill includes the acquisition of Tri-State in 2001, the 2006 acquisition of deposits and the acquisitions of Community and Enterprise.  In accordance with U.S. GAAP, goodwill is not amortized, but evaluated at least annually for impairment.  Any impairment of goodwill results in a charge to income.  We recorded a core deposit intangible of $1.3 million and $1.1 million for the Community and Enterprise acquisitions, respectively.  For the period ended March 31, 2020, we amortized $91 thousand in core deposit intangible.  We periodically assess whether events and changes in circumstances indicate that the carrying amounts of goodwill and intangible assets may be impaired.  The Company prepared a Step 1 goodwill impairment analysis at March 31, 2020, due to ongoing economic uncertainty. In testing goodwill for impairment, the Company compared the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of each reporting unit exceeded its book value, therefore, no write-down of goodwill was required at March 31, 2020. The goodwill related to the insurance agency is not deductible for tax purposes.

Deposits – Our total deposits increased $73.5 million, or 4.8%, to $1.6 billion at March 31, 2020, from $1.5 billion at December 31, 2019. The growth in deposits was mostly due to an increase in interest bearing deposits of $46.0 million, or 3.6%, and an increase in non-interest bearing deposits of $27.5 million, or 10.7%, at March 31, 2020, as compared to December 31, 2019.

Borrowings – Our borrowings consist of short-term and long-term advances from the FHLB.  The advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  We had $230.3 million and $233.1 million in borrowings at the FHLB, at a weighted average interest rate of 1.10% and 1.87% at March 31, 2020 and December 31, 2019, respectively.  The long-term borrowings at March 31, 2020 consisted of $34.1 million of fixed rate advances.  During the quarter ended March 31, 2016, the Company entered into forward starting interest rate swap agreements related to four of its FHLB borrowings.  Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Subordinated Debentures – On June 28, 2007, Sussex Capital Trust II (the “Trust”), a Delaware statutory business trust and our non-consolidated wholly owned subsidiary, issued $12.5 million of variable rate capital trust pass-through securities to investors.  The Trust purchased $12.9 million of variable rate junior subordinated deferrable interest debentures from us.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  We have also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly.  The rate at March 31, 2020 was 2.18%.  During the quarter ended March 31, 2016, the Company entered into an interest rate swap agreement related to the junior subordinated debentures where the Company pays a fixed rate of 3.10% and receives the three-month LIBOR plus 144 basis points. Please refer to Liquidity and Capital Resources – Off-Balance Sheet Arrangements.  The capital securities are currently redeemable by us at par in whole or in part.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037.  The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.  During the quarter ended December 31, 2016, the Company completed the private placement of the subordinated notes.  The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3‑month LIBOR plus 350 basis points over the remainder of the term.

In accordance with FASB ASC 810, Consolidations, our wholly owned subsidiary, the Trust, is not included in our consolidated financial statements.

Equity – Stockholders’ equity, inclusive of accumulated other comprehensive income, net of income taxes, was $194.9 million at March 31, 2020, a decrease of $4.3 million when compared to December 31, 2019.  At March 31, 2020, the leverage, Tier I risk-based capital, total risk-based capital and common equity Tier I capital ratios for the Bank were 9.97%, 11.52%, 12.15%,  and 11.52%, respectively, all in excess of the ratios required to be deemed “well-capitalized.”

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

Traditionally, financing for our loans and investments is derived primarily from deposits, along with interest and principal payments on loans and investments.  At March 31, 2020, total deposits amounted to $1.6 billion, an increase of $73.5 million, or 4.8%, from December 31, 2019.  At March 31, 2020 and December 31, 2019, borrowings from the FHLB and subordinated debentures totaled $258.1 million and $261.0 million, respectively, and represented 12.4% and 13.0% of total assets, respectively.

Loan production continued to be our principal investing activity. Total loans receivable, net of unearned income, at March 31, 2020, amounted to $1.7 billion, an increase of $56.3 million, or 3.5%, compared to December 31, 2019.

Our most liquid assets are cash and due from banks and federal funds sold.  At March 31, 2020, the total of such assets amounted to $40.3 million, or 1.9%, of total assets, compared to $43.7 million, or 2.2% of total assets at December 31, 2019. Another significant liquidity source is our available for sale securities portfolio.  At March 31, 2020, available for sale securities amounted to $232.2 million, compared to $212.2 million at December 31, 2019.

In addition to the aforementioned sources of liquidity, we have available various other sources of liquidity, including federal funds purchased from other banks and the FRB discount window.  The Bank also has the capacity to borrow an additional $110.1 million through its membership in the FHLB and $10.0 million from ACBB at March 31, 2020. Management believes that our sources of funds are sufficient to meet our present funding requirements.

In July 2013, the FRB, the Office of the Comptroller of the Currency and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s  December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules.

At March 31, 2020, the Bank’s Tier I, Total and Common Equity Tier I (“CET1”) capital ratios were 11.52%, 12.15% and 11.52%, respectively.  In addition to the risk-based guidelines, the Bank’s regulators require that banks which meet the regulators’ highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 4.0%.  As of March 31, 2020, the Bank had a leverage ratio of 9.97%.  The Bank’s risk based and leverage ratios are in excess of those required to be considered “well-capitalized” under FDIC regulations.

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Beginning January 1, 2016, the capital standards applicable to the Company include an additional capital conservation buffer of 0.625%, increasing 0.625% each year thereafter. The Company maintains an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. As of March 31, 2020, the Bank had a capital conservation buffer of 4.15%.

Effective January 1, 2020 community banks with total consolidated assets under $10 billion, total off-balance sheet exposures of 25% or less of total consolidated assets, leverage ratio greater than 9% and trading assets and liabilities of 5% or less of total consolidated assets can opt into the Community Bank Leverage Ratio (“CBLR”) framework. A qualifying bank can opt into the CBLR framework at any time or opt out and become subject to general capital rules by completing the associated reporting data in the FFIEC Call Report. The impact of this regulatory simplification allows the electing bank to not have to complete the risk weighting schedules for schedule RC-R in the FFIEC Call Report. Instead, if the Company opts into the CBLR framework and meets the qualifying criteria, it will be considered to have satisfied the risk-based and leverage capital requirements in the generally applicable Capital Rules and to have met the well-capitalized ratio requirements for PCA purposes. At March 31, 2020, the Company has elected not to adopt the CBLR framework.

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

Off-Balance Sheet Arrangements – Our consolidated financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  At March 31, 2020, these unused commitments totaled $310.2 million and consisted of $176.6 million in commitments to grant commercial real estate, construction and land development loans, $39.4 million in home equity lines of credit, $92.2 million in other unused commitments and $2.0 million in letters of credit.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Item 1A - Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10‑K.

The economic impact of the COVID-19 outbreak has adversely affected, and is likely to continue to adversely affect, the business and results of operations of the Company.

In December 2019, a coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused the Company to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company has many employees working remotely and may take further actions as may be required by government authorities or that it determines is in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its respective business, financial condition, liquidity, and results of operations:

•	demand for products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to
•	increase;
•	the Company’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect their net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Company;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the Company’s quarterly cash dividend;
•	the Company’s investment portfolio may suffer a substantial decrease in value;
•	the Company’s cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company.

These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the operations of the Company.

Because the price of Provident common stock will fluctuate, our shareholders cannot be certain of the market value of the merger consideration.

Upon completion of the Merger, each share of our common stock will be converted into the right to receive 1.357 shares of Provident common stock. The dollar value of the Provident common stock that our shareholders will receive upon completion of the Merger will depend upon the market value of Provident common stock at the time of completion of the Merger, which may be lower or higher than the closing price of Provident common stock on the last full trading day preceding the public announcement that we and Provident entered into the merger agreement, the last full trading day prior to the date the proxy statement/prospectus was mailed or the date of our annual meeting. The market values of Provident common stock and our common stock have varied since we entered into the merger agreement and will continue to vary in the future due to changes in the business, operations or prospects of us and Provident, market assessments of the Merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control. Accordingly, at the time of our annual meeting, our shareholders will not necessarily know or be able to calculate the value of the merger consideration they would be entitled to receive upon completion of the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the Merger or termination of the merger agreement without Provident’s consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions to complete the Merger may not be fulfilled and, accordingly, the mergers may not be completed. In addition, if the Merger is not completed by January 31, 2021, either we or Provident may choose to terminate the merger agreement at any time after such date if the failure to consummate the transactions contemplated by the merger agreement is not caused by any breach of the merger agreement by us or Provident electing to terminate the merger agreement before or after our shareholders’ approval of the merger proposal.

If the Merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market prices of our common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Merger. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our businesses, financial conditions and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

Provident may be unable to successfully integrate our operations or otherwise realize the expected benefits from the Merger, which could adversely affect Provident’s results of operations and financial condition.

The Merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•	integrating personnel with diverse business backgrounds;

•	converting customers to new systems;

•	combining different corporate cultures; and

•	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain of our key employees who are expected to be retained by Provident. Provident may not be successful in retaining these employees for the time period necessary to successfully integrate our operations with those of Provident. The diversion of management’s attention and any delay or difficulty encountered in connection with the Merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Provident following the Merger.

The success of the Merger will depend, in part, on Provident’s ability to realize the anticipated benefits and cost savings from combining our business with Provident’s. If Provident is unable to successfully integrate us, the anticipated benefits and cost savings of the Merger may not be realized fully or may take longer to realize than expected. For example, Provident may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the Merger. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause Provident not to realize expected benefits.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the Merger, with some exceptions, we are prohibited from soliciting, initiating, knowingly encouraging or participating in any discussion of or otherwise considering any inquiry or proposal that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Provident. In addition, we have agreed to pay a $9.0 million termination fee to Provident in specified circumstances. These provisions could discourage other companies that may have an interest in acquiring us from considering or proposing such an acquisition even though those other companies might be willing to offer greater value to our shareholders than Provident has offered in the Merger. The payment of the termination fee could also have a material adverse effect on our financial condition.

Our directors and executive officers have interests that are different from, or in addition to, interests of our shareholders generally.

Certain of our directors and executive officers have interests in the Merger that are different from, or in addition to, the interests of our shareholders generally. These include: (i) certain of our directors and executive officers hold outstanding equity awards from us and pursuant to the merger agreement will receive both accelerated vesting thereof and payments with respect thereto in connection with the Merger; (ii) three of our current board members will be joining the Provident board of directors upon completion of the Merger; (iii) all of our current board members (excluding the directors who are appointed to the Provident and Provident Bank boards of directors) will be invited to join a Provident advisory board to serve for an initial term of two years; (iv) continued employment has been offered by Provident Bank to our President and Chief Executive Officer; (v) severance or other payments that certain executive officers may receive under existing employment or change-in-control agreements; and (vi) provisions in the merger agreement relating to indemnification of our directors and officers and insurance for our directors and officers for events occurring before the Merger.

Our shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management of the combined organization.

Our shareholders currently have the right to vote in the election of our board of directors and on various other matters affecting us. Upon the completion of the Merger, each of our shareholders will become a shareholder of Provident with a percentage ownership of the combined organization that is significantly smaller than the shareholder’s percentage ownership of us. It is expected that our former shareholders as a group will receive shares in the Merger constituting approximately 16.3% of the outstanding shares of Provident common stock immediately after the Merger, representing less than a majority of the ownership and voting power of Provident. As a result, our shareholders will have significantly less influence on the management and policies of Provident than they now have on the management and policies of us.

The shares of Provident common stock to be received by our shareholders as a result of the Merger will have different rights from shares of our common stock.

Following completion of the Merger, our shareholders who receive the merger consideration will no longer be our shareholders but will instead be stockholders of Provident. There will be differences between the current rights of our shareholders and the rights of Provident stockholders that may be important to our shareholders.

The opinion received by our board of directors from our financial advisor prior to the signing of the merger agreement does not reflect changes in circumstances subsequent to the date of the opinion.

KBW, our financial advisor in connection with the Merger, delivered to our board of directors an opinion dated March 11, 2020 as to the fairness, from a financial point of view, of the exchange ratio in the Merger. The opinion does not speak as of the time the Merger will be completed or any date other than the date of such opinion. The opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of us and Provident, changes in general market and economic conditions or regulatory or other factors such as the worsening COVID-19 pandemic. Any such changes may materially alter or affect the relative values of us and Provident.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

Before the Merger may be completed, various approvals and consents must be obtained from regulatory entities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Any such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of Provident following the Merger.

Either we or Provident may terminate the merger agreement if the Merger has not been completed by January 31, 2021, unless the failure of the Merger to be completed has resulted from the failure of us or Provident seeking to terminate the merger agreement to perform its obligations under the merger agreement.

Goodwill incurred in the Merger may negatively affect Provident’s financial condition.

To the extent that the value of the shares of Provident common stock issued or to be issued in the Merger exceeds the fair value of our net assets, including identifiable intangibles, that amount will be reported as goodwill by Provident. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually. A failure to realize expected benefits of the Merger could adversely impact the carrying value of the goodwill recognized in the Merger, and in turn negatively affect Provident’s financial condition.

The price of Provident common stock might decrease after the Merger.

Upon completion of the Merger, holders of our common stock will become shareholders of Provident. Provident common stock could decline in value after the Merger. For example, during the twelve-month period ending on April 30, 2020 (the most recent practicable date before the printing of the proxy statement/prospectus), the closing price of Provident common stock varied from a low of $9.69 to a high of $26.77 and ended that period at $14.35. The market value of Provident common stock fluctuates based upon general market conditions, Provident’s business and prospects and other factors. Further, the market price of Provident common stock after the Merger may be affected by factors different from those currently affecting our common stock or the common stock of Provident. Our and Provident’s businesses differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of both us and Provident.

Our shareholders do not have appraisal or dissenters’ rights in the Merger.

Appraisal or dissenters’ rights are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in that extraordinary transaction. Under the New Jersey law, holders of our common stock are not entitled to appraisal rights in the Merger with respect to their shares of our common stock because our common stock is listed on a national securities exchange.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to any purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b‑18(a)(3) under the Exchange Act, during the three months ended March 31, 2020:

			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program(1)

January 1, 2020 through January 31, 2020	—	$—	—	224,489
February 1, 2020 through February 29, 2020	—	—	—	224,489
March 1, 2020 through March 31, 2020	—	—	—	224,489
Total	—	$—	—

(1)

On February 1, 2019, the Board of Directors authorized a continuation of the stock repurchase program, under which we may repurchase up to 470,000 shares.  The stock repurchase program expired on January 22, 2020.

There were no sales by us of unregistered securities during the three months ended March 30, 2020.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10‑Q are listed below.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated March 11, 2020, by and between Provident Financial Services, Inc. and SB One Bancorp (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on March 12, 2020).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on 10‑Q filed with the SEC on August 15, 2011).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed with the SEC on May 4, 2018).
3.3	Second Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed with the SEC on April 30, 2019).
3.4	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K filed with the SEC on May 4, 2018).
10.1

Employment Agreement dated January 29, 2020, by and between the Company, SB One Bank and George Lista (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 4, 2020).

10.2

Form of Voting Agreement, dated March 11, 2020, by and between Provident Financial Services, Inc. and certain shareholders of SB One Bancorp (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 12, 2020).

10.3

Settlement Agreement, dated March 11, 2020, by and among SB One Bancorp, SB One Bank, Provident Financial Services, Inc., Provident Bank and Anthony J. Labozzetta (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 12, 2020).

31.1*	Rule 13a‑14(a)/15d‑14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a‑14(a)/15d‑14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101

Financial statements from the Quarterly Report on Form 10‑Q of SB One Bancorp for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020	SB ONE BANCORP

	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)